Form 10-Q
period 1995-02-28
TEAM INC
filed 1995-04-07
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1995

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period __________________ to _______________________________


                        Commission file number 1-8604


                                  TEAM, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                           74-1765729
  (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                    Identification Number)


                1001 Fannin, Suite 4656, Houston, Texas  77002
             (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code (713) 659-3600


                       _________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  /X/                         No
                       -----                           -----


On March 31, 1995, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX



                                                                               Page No.
                                                                               --------
 PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets --                                  3
                     February 28, 1995 and May 31, 1994

                   Consolidated Statements of Operations --                        4
                     Three Months Ended February 28, 1995
                     and 1994 and Nine Months Ended
                     February 28, 1995 and 1994

                   Consolidated Statements of Cash Flows --                        5
                     Nine Months Ended
                     February 28, 1995 and 1994

                   Notes to Consolidated Financial Statements                      6

          Item 2.  Management's Discussion and Analysis                            8
                     of Financial Condition and
                     Results of Operations


 PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                              12

          Item 6.  Exhibits and Reports on Form 8-K                               12

ITEM 1.  FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 February 28,                May 31,
                                                                                     1995                      1994
                                                                                 ------------              ------------
                                          ASSETS
 Current Assets:
     Cash and cash equivalents                                                  $  2,314,000               $  3,742,000
     Accounts receivable, net of allowance for
     doubtful accounts of $531,000 and $285,000                                   10,760,000                 12,662,000
     Materials and supplies                                                        7,294,000                  8,308,000
     Prepaid expenses and other current assets                                     1,520,000                  1,442,000
                                                                                ------------               ------------
        Total current assets                                                      21,888,000                 26,154,000
 Net Assets of Discontinued Operations                                                    --                  6,250,000
 Property, Plant and Equipment:
     Land and buildings                                                            7,480,000                  7,359,000
     Transportation equipment                                                      4,805,000                  5,432,000
     Other machinery and equipment                                                12,990,000                 13,896,000
                                                                                ------------               ------------
                                                                                  25,275,000                 26,687,000
     Less accumulated depreciation and amortization                              (16,904,000)               (16,638,000)
                                                                                ------------               ------------
                                                                                   8,371,000                 10,049,000
 Military Housing Projects:
     Restricted cash and other assets                                              1,793,000                  2,852,000
     Land and buildings, net of accumulated
     depreciation of $4,347,000 and $1,262,000                                    42,835,000                 45,920,000
                                                                                ------------               ------------
                                                                                  44,628,000                 48,772,000
 Goodwill, Net of Amortization                                                     5,774,000                  6,023,000
 Other Assets                                                                      4,953,000                  5,905,000
                                                                                ------------               ------------
     Total Assets                                                               $ 85,614,000               $103,153,000
                                                                                ============               ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt                                          $  5,754,000               $  3,903,000
     Accounts payable                                                              2,916,000                  3,800,000
     Other accrued liabilities                                                     4,212,000                  4,757,000
     Current income tax payable                                                           --                    895,000
                                                                                ------------               ------------
        Total Current Liabilities                                                 12,882,000                 13,355,000
 Deferred Income Taxes Payable                                                            --                    346,000
 Long-term Debt                                                                   12,182,000                 21,001,000
 Military Housing Projects' Non-recourse Obligations:
     Debt                                                                         39,722,000                 40,603,000
     Other                                                                           768,000                  1,551,000
                                                                                ------------               ------------
                                                                                  40,490,000                 42,154,000
                                                                                ------------               ------------
 Stockholders' Equity:
     Preferred stock, cumulative, par value $100 per
     share, 500,000 shares authorized, none issued                                        --                         --

     Common stock, par value $.30 per share, 10,000,000
     shares authorized, 5,169,542 shares issued                                    1,551,000                  1,551,000

     Additional paid-in capital                                                   24,992,000                 24,992,000
     Accumulated deficit                                                          (6,386,000)                  (149,000)
     Treasury stock at cost, 9,700 shares                                            (97,000)                   (97,000)
                                                                                ------------               ------------
 Total Stockholders' Equity                                                       20,060,000                 26,297,000
                                                                                ------------               ------------
 Total Liabilities and Stockholders' Equity                                     $ 85,614,000               $103,153,000
                                                                                ============               ============

See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended                       Nine Months Ended
                                              --------------------------------        ---------------------------------
                                              February 28,         February 28,        February 28,         February 28,
                                                 1995                 1994                1995                 1994
                                              -------------        ------------       ------------          ------------
 Revenues:
     Operating revenue                         $15,397,000          $16,881,000        $45,278,000           $51,012,000

     Military Housing
     Project lease revenue                       1,250,000            1,183,000          3,660,000             3,036,000
                                               -----------          -----------        -----------           -----------
                                                16,647,000           18,064,000         48,938,000            54,048,000

 Operating costs and expenses:
     Operating expenses                          8,469,000            8,993,000         25,169,000            27,432,000

     Selling, general and
     administrative expenses                     5,975,000            6,748,000         19,045,000            20,359,000

     Interest                                      410,000              430,000          1,261,000             1,279,000

     Writedown of assets                                --                   --          1,971,000                    --
                                               -----------          -----------        -----------           -----------
                                                14,854,000           16,171,000         47,446,000            49,070,000

 Military Housing Project
     Costs and Expenses:

     Operating expenses                            566,000              350,000          1,517,000               867,000

     General and
     administrative expenses                       329,000               89,000          1,081,000               110,000

     Interest                                      849,000              866,000          2,561,000             2,210,000

     Writedown of assets                                --                   --          4,832,000                    --
                                               -----------          -----------        -----------           -----------
                                                 1,744,000            1,305,000          9,991,000             3,187,000

 Earnings (loss) from continuing operations
 before income taxes                                49,000              588,000         (8,499,000)            1,791,000

 Provision (benefit)
 for income taxes                                    9,000              284,000         (2,719,000)              862,000
                                               -----------          -----------        -----------           -----------
 Earnings (loss) from continuing
 operations net of income taxes                     40,000              304,000         (5,780,000)              929,000

 Change in estimated loss on
 sale of discontinued
 operations, net of income taxes                        --                   --           (457,000)                   --
                                               -----------          -----------        -----------           -----------
 Net earnings (loss)                           $    40,000          $   304,000        $(6,237,000)          $   929,000
                                               ===========          ===========        ===========           ===========

 Net earnings (loss)
 per common share:

     Earnings (loss) from                      $      0.01          $      0.06        $     (1.12)          $      0.18
     continuing operations

     Change in estimated
     loss on sale of
     discontinued operations                            --                   --              (0.09)                   --
                                               -----------          -----------        -----------           -----------
     Net earnings (loss)                       $      0.01          $      0.06        $     (1.21)          $      0.18
                                               ===========          ===========        ===========           ===========
     Weighted number of
     shares outstanding                          5,160,000            5,161,000          5,160,000             5,161,000





                See notes to consolidated financial statements                 4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                 ---------------------------------------
                                                                                 February 28,               February 28,
                                                                                     1995                      1994
                                                                                 -------------              ------------
 Cash Flows From Operating Activities:
     Earnings (loss) from continuing
     operations, net of income taxes                                             $(5,780,000)               $   929,000
     Adjustments to reconcile earnings (loss)
     from continuing operations, net of
     income taxes, to net cash provided
     by operating activities:
        Depreciation and amortization                                              3,540,000                  3,249,000
        Provision for doubtful accounts                                              441,000                    642,000
        and notes receivable
        Gain on sale of assets                                                       (14,000)                    (2,000)
        Writedown of assets                                                        6,803,000                         --
        Noncurrent deferred income taxes                                          (1,798,000)                        --
        Change in assets and liabilities:
           (Increase) decrease:
              Accounts receivable                                                  1,199,000                   (654,000)
              Materials and supplies                                                 701,000                    657,000
              Prepaid expenses and other assets                                     (528,000)                   584,000
           Increase (decrease):
              Accounts payable                                                      (884,000)                (1,920,000)
              Other accrued liabilities                                           (1,121,000)                  (734,000)
              Income taxes payable                                                  (754,000)                   532,000
                                                                                 -----------                -----------
        Net cash provided by operating activities                                  1,805,000                  3,283,000
 Cash Flows from Investing Activities:
     Capital expenditures                                                           (344,000)                (1,035,000)
     Disposal of property and equipment                                               42,000                     36,000
     Cash received on sale of company                                              4,550,000                         --
     Decrease (increase) in other assets                                             327,000                 (2,091,000)
     Decrease in net assets of discontinued operations                                    --                  2,541,000
     Military housing projects' capital expenditures                                      --                 (6,059,000)
     Decrease (increase) in military housing projects'
     restricted cash and other assets                                              1,059,000                 (1,738,000)
                                                                                 -----------                -----------
        Net cash provided by (used in)
        investing activities                                                       5,634,000                 (8,346,000)
 Cash Flows From Financing Activities:
     Payments under debt agreements
     and capital lease obligations                                                (7,475,000)                (7,129,000)
     Borrowings under debt agreements                                                272,000                  5,929,000
     Proceeds from issuance of non-recourse debt                                          --                 10,248,000
     Payments on military housing
     projects' non-recourse debt                                                    (881,000)                  (414,000)
     Decrease in military housing projects'
     other non-recourse obligations                                                 (783,000)                (1,124,000)
     Redemption of treasury stock                                                         --                      8,000
                                                                                 -----------                -----------
        Net cash provided by (used in)
        financing activities                                                      (8,867,000)                 7,518,000
 Net increase (decrease) in cash and cash equivalents                             (1,428,000)                 2,455,000
 Cash and cash equivalents at beginning of year                                    3,742,000                  1,682,000
                                                                                 -----------                -----------
 Cash and cash equivalents at end of period                                      $ 2,314,000                $ 4,137,000
                                                                                 ===========                ===========
 Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest:
           Operating interest                                                    $ 1,445,000                $ 1,341,000
           Military housing projects                                               3,433,000                  2,816,000
                                                                                 -----------                -----------
                                                                                 $ 4,878,000                $ 4,157,000
                                                                                 ===========                ===========
        Income taxes                                                             $   542,000                $   168,000
                                                                                 ===========                ===========



Supplemental schedule of non-cash financing activities:
   During the period, computer hardware and software acquired under capital lease obligations amounted to $254,000.





                    See notes to consolidated financial statements

                          TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Method of Presentation

         General

         The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1994.

         Certain reclassifications have been made to previously reported balances to conform with fiscal 1995 classifications.

2.       Dividends

         No dividends were paid during the first nine months of fiscal 1995 or 1994. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.       Discontinued Operations

         As previously reported, in July 1994 Team sold substantially all the assets of Infrastructure Services, Inc. The sale price consisted of $4,550,000 in cash and a subordinated promissory note in the principal amount of $1,700,000. This note bears interest at 9 percent per annum payable semi-annually and matures July 2002. A principal payment of $500,000 is due and payable in August 1997 and principal payments of $120,000 are due and payable semi-annually thereafter. The assets sold excluded certain real estate previously occupied by Infrastructure Services, Inc., which has been leased to an unrelated third party. The cash proceeds from the sale were used to reduce the Company's term loan with its primary lender. (See Note 4).

4.       Debt and Credit Arrangements

         Team's credit facility with its primary lender consists of a Term Loan which matures in August 1995 and a revolving line of credit which matures in October 1995. Under the terms of the revolving line of credit, the maturity date can be extended to April 1997, at the Company's option in certain circumstances. The balance due at February 28, 1995 on the Term Loan was $4,950,000. During the third quarter, the Company and its lender executed a First Amendment and Supplement to Credit Agreement; and Term Note Modification Agreement ("the Amendment"). This Amendment reduced the third quarter payment on the term loan to $250,000, reduces the fourth quarter payment to

         $500,000 and requires the remainder to be paid in full at the August 1995 maturity date. In addition, certain financial covenants contained in the credit agreement were modified. The amount outstanding on the revolving line of credit was $9,086,000 at February 28, 1995.

5.       Legal Proceedings

         As previously reported, several lawsuits were filed in fiscal 1994 by subsidiaries of the Company against the general contractor of the military housing projects seeking unquantified damages, including punitive damages and attorneys' and other fees, in connection with the construction of the projects. The general contractor asserted counterclaims to the Company's allegations, requesting damages, including punitive damages and attorneys' and other fees. Subsequent to the end of the quarter, these lawsuits were settled by the Company out of Certificate of Participation proceeds which were previously escrowed by the Company with the Trustee for the Certificate holders.

         Also, as previously reported, another subsidiary of the Company was committed, pursuant to an agreement with the United States Army Corps of Engineers (the "Corps"), to construct a fourth, 200 unit Federal housing project near the Ft. Stewart Military Reservation located in Hinesville, Georgia. Construction of this project never commenced as a result of extensive delays in obtaining easements, licenses and permits necessary in order to develop the project. In fiscal 1993, the Company filed a Claim and Request for Change Order with the Corps for additional costs and expenses incurred as a result of these delays, which is presently being appealed. During fiscal 1994, the Corps terminated the Agreement, thereby cancelling the project. The Company has separately appealed the Corps' decision to terminate the Agreement. At this time, the Company cannot predict the final outcome of its appeal of the Corps' decision to cancel the project or of its claim for additional costs and expenses.

6.       Writedown of Assets

         The loss from continuing operations for the nine months included second quarter pre-tax charges of $6.8 million primarily representing writedowns in the carrying value of certain of the Company's assets. The charge included provisions of approximately $4.8 million to reduce the carrying value of the military housing projects and related deferred expenses. In addition, the Company booked pre-tax charges of approximately $2.0 million to write down the value of certain assets and to record provisions for certain deferred charges and accounts receivable losses. The Company also increased estimated losses on the sale of its discontinued operations by $457,000, net of income taxes.

7.       Other

         The Company's management is presently pursuing negotiations to sell its transportation and military housing business segments. Should such a sale be consummated, the operations of these business segments will be accounted for as discontinued operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                                   Percentage of Revenue                          Increase/(Decrease)
                                      ---------------------------------------------------       ------------------------
                                                                                                   Three          Nine
                                         Three Months                    Nine Months               Months         Months
                                      Ended February 28,             Ended February 28,            Ended          Ended
                                     ---------------------          ---------------------       -------------------------
                                      1995           1994            1995            1994          2/28/95       2/28/95
                                     ------        -------          ------        -------       ----------      ---------
 Revenues:
    Core businesses                   92.5%          93.5%          92.5%           94.4%         (8.8)%          (11.2)%

    Military housing
    project lease revenue              7.5            6.5            7.5             5.6           5.7             20.6
                                     -----          -----          -----           -----
 Total Revenue                       100.0%         100.0%         100.0%          100.0%          7.8              9.5

 Core Business
  Costs and Expenses:

    Operating expenses                50.9           49.8           51.5            50.7          (5.8)            (8.2)

    SG&A expenses                     35.9           37.3           38.9            37.7         (11.5)            (6.5)

    Interest                           2.4            2.4            2.6             2.4           4.7             (1.4)

    Writedown of assets                0.0            0.0            4.0             0.0           N/M              N/M
                                     -----          -----          -----           -----
                                      89.2           89.5           97.0            90.8          (8.1)            (3.3)
 Military
 Housing Projects:

    Operating expenses                 3.4            1.9            3.1             1.6          61.7             75.0

    G&A expenses                       2.0            0.5            2.2             0.2         269.7            882.7

    Interest                           5.1            4.8            5.2             4.1           2.0             15.9

    Writedown of assets                 --            0.0            9.9             0.0           N/M              N/M
                                     -----          -----          -----           -----
                                      10.5            7.2           20.4             5.9          33.6            213.5
 Earnings (loss) from
  continuing operations
  before income taxes                  0.3            3.3          (17.4)            3.3         (91.7)             N/M

 Provision (benefit)
  for income taxes                     0.1            1.6           (5.6)            1.6         (96.8)             N/M
                                     -----          -----           -----          -----
 Earnings (loss) from
  continuing operations
  net of income taxes                  0.2%           1.7%         (11.8)%           1.7%        (86.8)%            N/M
                                     =====          =====          =====           =====         =====             =====



Note: Amounts designated as "N/M" are not meaningful due to the change from earnings in 1994 periods to losses in 1995 period.

The Company's core businesses include its Environmental Services, comprised of leak repair, emissions monitoring and environmental engineering and consulting services, and its Transportation Services, which include transportation, hauling and rental of tanks for the oil and gas production industry.

Results of Operations

Three Months Ended February 28, 1995 Compared to Three Months Ended February 28, 1994

   Core Business: Revenues for the three months ended February 28, 1995 totaled $15.4 million, a decrease of 9% from revenues of $16.9 million reported for the same period of 1994. Environmental services revenues were $13.1 million in the three months ended February 28, 1995, compared to revenues of $14.2 in the comparable period last year. Lower maintenance spending by industrial customers and unseasonably warm weather during the winter months of 1994/5 reduced demand for the Company's leak sealing services during the fiscal third quarter. In addition, lower revenues in emissions monitoring and engineering consulting services resulted from increased competition and certain of the Company's customers implementing internal environmental reporting. Transportation services revenues of $2.3 million were $427,000, or 16%, less than revenues of $2.7 million in the same period last year, due to lower drilling activity in South Texas, which was affected by lower prices for natural gas.

   During the three month period ending February 28, 1995, operating expenses in the Company's environmental and transportation services segments decreased by $524,000, or 6%, from the same period last year. Gross profit margins of 45% in the fiscal third quarter were slightly lower than gross margins of 47% in the third quarter of last year. Selling, general and administrative expenses in the Company's core businesses were $6.0 million, a decrease of 11%, or
 $773,000, from the prior year period. Lower personnel expenses and reduced insurance costs accounted for most of the reduction in selling, general and administrative expenses. Net interest expenses of $410,000 in the Company's primary operations decreased by 5% from the prior year period due to lower average borrowings, somewhat offset by increased interest rates.

   For the three months ending February 28, 1995, operating income in the Company's core businesses was $543,000, compared to operating income of $710,000 in the prior year period.

   Military Housing Projects: Rental revenues from the three military housing projects owned by the Company were $1,250,000 in the three month period ending February 28, 1995, compared to revenues of $1,183,000 in the prior year period. Rental revenues are sufficient to cover debt payments, property taxes and insurance related to the three properties. General and administrative expenses were $329,000 in the three month period ending February 28, 1995, an increase of $240,000 from the prior year, primarily as a result of higher legal fees incurred in litigation with the general contractor on the projects. The
Company reached a settlement with the general contractor in March 1995, which will not have a material impact on the Company's financial results. (See Note 5, "Notes to Consolidated Financial Statements"). For the third quarter of fiscal 1995, the military housing projects incurred a loss before income taxes of $494,000, compared to a loss before income taxes of $122,000 in the same period last year.

   For the three-month period ended February 28, 1995, total net earnings from continuing operations were $40,000, compared to net earnings of $304,000 in the prior year.

Nine Months Ended February 28, 1995 Compared
   To Nine Months Ended February 28, 1994

   Core Business: For the first nine months of fiscal 1995, revenues from the Company's core businesses were $45.3 million, $5.7 million, or 11%, lower than revenues of $51 million in the comparable period last year. Reduced demand for leak sealing maintenance and engineering consulting services accounted for $4.4 million of the decline in revenues. In Transportation services, revenues for the first nine months of fiscal 1995 were $6.6 million, 17% lower than revenues of $8 million in the prior year period, due primarily to reduced drilling activity in the South Texas market area.

   Operating expenses in the nine months ended February 28, 1995 were $25.2 million, 8% lower than operating expenses in the same period last year. The Company has reduced costs as revenues have declined; however such decreases have not fully offset the decline in revenues due to competitive pressures. Selling, general and administrative expenses were $19.0 million in the first nine months of fiscal 1995, $1.3 million lower than in the prior year. Management expects continued reductions in fixed costs as it restructures operations to reflect the reduced level of business activity.

   Including the effect of the $2.0 million write down of assets and other one-time charges recorded in the fiscal second quarter ending November 30, 1994, the loss before taxes in the Company's core business was $2.2 million, compared to pre-tax earnings of $1.9 million in the first nine months of fiscal 1994.

   Military Housing Projects: For the nine months ended February 28, 1995, rental revenues were $3.7 million, $624,000 higher than rentals in the prior year when rentals were recorded for less than the full period, due to final completion of all of the projects in November 1993. The pre-tax loss, before the provisions for write down of assets, was $1.5 million in the nine-month period ended February 28, 1995, compared to a loss of $151,000 in the comparable period in 1994. Higher depreciation expense and increased legal fees accounted for the change. In the second quarter of fiscal year 1995, the Company recorded a $4.8 million provision in the carrying value of the Military Housing Projects, resulting in a total pre-tax loss of $6.3 million in the nine-month period ending February 28, 1995.

   The net loss from continuing operations for the nine months ended February 28, 1995 was $5.8 million, compared to net income of $929,000 last year. Including the net change in the estimate on sale of discontinued operations of $457,000, recorded in the second quarter of fiscal 1995, the Company's net loss was $6.3 million for the nine months ended February 28, 1995.

Liquidity and Capital Resources

At February 28, 1995, the Company's net working capital was $9.0 million, a decrease of $3.8 million from May 31, 1994. Cash and cash equivalents were $2.3 million at February 28, 1995, of which $1.6 million was held in trust and was not available for use in the Company's operations. The reduction in working capital resulted primarily from lower accounts receivable and inventory, and an increase in the current portion of long-term debt. The reduction in accounts receivable resulted from lower overall business activity and improvement in collection of past-due accounts. Lower inventory levels resulted from efforts to improve inventory utilization and improve cash flow.

Capital expenditures for the nine-month period ended February 28, 1995 were $344,000, $691,000 less than capital expenditures in the comparable period of the prior year. Management estimates that capital expenditures for the fiscal year ending May 31, 1995 will be approximately $500,000, primarily for normal replacement of operating assets. All planned capital expenditures are discretionary and will be made based on the availability of funds.

The Company's current and long-term debt, excluding non-recourse obligations of $39.7 million of the military housing projects, was $17.9 million at February 28, 1995, $7 million less than debt of $24.9 million at May 31, 1994. Of this amount, $14 million was owed to the Company's primary bank lender. In February 1995, the Company amended the terms of its credit agreement with its primary bank in order to reduce scheduled principal payments through May 1995 and to amend certain financial covenants incorporated in the credit agreement. The Company was in compliance with the amended credit agreement at February 28, 1995.

In order to meet its financial obligations and to focus its efforts on the Company's environmental maintenance and consulting services, management intends to sell its transportation and military housing businesses. The proceeds of such sales, if completed, will be used to reduce bank debt and increase available working capital. Management is presently negotiating with prospective buyers, although there can be no assurance that any transaction will be completed.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, several lawsuits were filed in fiscal 1994 by subsidiaries of the Company against the general contractor of the military housing projects seeking unquantified damages, including punitive damages and attorneys' and other fees, in connection with the construction of the projects. The general contractor asserted counterclaims to the Company's allegations, requesting damages, including punitive damages and attorneys' and other fees. Subsequent to the end of the quarter, these lawsuits were settled by the Company out of Certificate of Participation proceeds which were previously escrowed by the Company with the Trustee for the Certificate holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   10.1 First Amendment and Supplement to Credit Agreement; and Term Note Modification Agreement.

(b)   Reports on Form 8-K

         There were no Form 8-K Reports filed during the quarter ended February 28, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                         TEAM, INC.
                                         (Registrant)



Date:  April 7, 1995




                                         /s/  H. WESLEY HALL
                                         _____________________________________
                                         H. Wesley Hall, Chairman of the Board,
                                         President and Chief Executive Officer


                                         /s/  JOHN M. SLACK
                                         _____________________________________
                                         John M. Slack, Vice President
                                         and Chief Financial Officer

                               INDEX TO EXHIBITS

   10.1 First Amendment and Supplement to Credit Agreement; and Term Note Modification Agreement.