Form 10-Q/A
period 1995-02-28
TEAM INC
filed 1995-05-18
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1995
                               -------------------------------------------------
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period                    to
                          ------------------    --------------------------------
Commission file number                   1-8604
                       ---------------------------------------------------------

                                   TEAM, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                           74-1765729
- - ---------------------------------                    -------------------------
  (State or other jurisdiction                            (I.R.S. Employer
       of incorporation                                Identification Number)
       or organization)

1001 Fannin, Suite 4656, Houston, Texas              77002
- - --------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code   (713) 659-3600
                                                   -----------------------------

                 ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                    No
              -----                                     -----

On March 31, 1995, there were 5,159,842 shares of the Registrant's common stock outstanding.

Part II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Item 6 is hereby amended by adding Exhibit 27, Financial Data Schedule, as required by Item 601 of Regulation S-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   TEAM, INC.
                                                   (Registrant)

Date:  May 17, 1995

                                         H. WESLEY HALL
                                         ---------------------------------------
                                         H. Wesley Hall, Chairman of the Board,
                                          President and Chief Executive Officer



                                         JOHN M. SLACK
                                         ---------------------------------------
                                         John M. Slack, Vice President
                                          and Chief Financial Officer

                              Index to Exhibits


Exhibit 27  Financial Data Schedule