Form 10-K
period 1995-05-31
TEAM INC
filed 1995-09-13
CIK 318833

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED MAY 31, 1995

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NUMBER 1-8604

                                   TEAM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                    74-1765729
                  (STATE OF                               (I.R.S. EMPLOYER
                INCORPORATION)                           IDENTIFICATION NO.)

1001 FANNIN STREET, SUITE 4656, HOUSTON, TEXAS                  77002
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 659-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
          Common Stock, $.30 par value            American Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES [X]   NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of August 15, 1995, 5,159,842 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was approximately $10,972,431.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III. Portions of the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders of Team, Inc. to be held November 1, 1995.

                                 FORM 10-K INDEX

                                     PART I
                                                                            PAGE
                                                                            ----
Item 1.  Business ..........................................................  2

Item 2.  Properties ........................................................  9

Item 3.  Legal Proceedings .................................................  9

Item 4.  Submission of Matters to a Vote of Security Holders ............... 10

                                     PART II

Item 5.  Market for Team's Common Equity and Related Stockholder
         Matters ........................................................... 11

Item 6.  Selected Financial Data ........................................... 11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................... 13

Item 8.  Consolidated Financial Statements ................................. 17

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ............................... 35

                                    PART III

Item 10. Directors and Executive and Other Officers of Team ................ 35

Item 11. Executive Compensation ............................................ 35

Item 12. Security Ownership of Certain Beneficial Owners
         and Management .................................................... 35

Item 13. Certain Relationships and Related Transactions .................... 35

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 35

                                   P A R T   I.
ITEM 1.  BUSINESS

  (a)GENERAL DEVELOPMENT OF BUSINESS

  Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a professional full service provider of environmental engineering, consulting, monitoring and repair services. Environmental engineering, consulting and monitoring services, primarily in air quality, together with on-stream leak repair and related industrial services for piping systems and process equipment, are provided by subsidiaries of the Company through its Environmental Services business segment. The Company's Military Housing projects' segment owns three completed Federal
Section 801 housing projects which are presently leased to the Departments of the Army, Navy and Air Force pursuant to long-term lease agreements. The Company's Environmental Services segment is the core of Team's operations.

  The Company, through its subsidiaries, operates in 43 locations throughout the United States and one location in England. Additionally, certain environmental services are offered internationally by the Company through 13 licensees operating in 15 countries.

  The Company believes that the aging of industrial plants should result in increasing demand by the Company's customers for its industrial and environmental services. Additionally, the Company intends to expand its business by marketing more of its services to existing customers, marketing its services to new customers and expanding geographically, both domestically and internationally. Team may also increase its services through acquisitions or internal development of new services and technologies.

  In fiscal 1995, the Company's revenues were $55.7 million compared to $61.1 million in fiscal 1994. The loss from continuing operations net of income tax benefit was $5.4 million in fiscal 1995, of which $4.1 million is attributed to the write down of assets recorded in the second quarter, compared to earnings of $0.4 million in fiscal 1994. The Company recorded a net operating loss on its discontinued transportation segment of $0.5 million in fiscal 1995, and recognized a loss on the sales of discontinued operations, net of income taxes, of $13,000. This resulted in a net loss for the year of $6.0 million.

  The Company has extended and revised its bank credit agreement which provides a total credit facility of $15.95 million, consisting of a $3.95 million term loan and a $12.0 million revolving line of credit. At May 31, 1995, $8.8 million was borrowed under the Company's revolving line of credit, and $3.95 million was due under the term loan. See Note (8) of Notes to Consolidated Financial Statements for more detailed information concerning this credit facility and the Company's other indebtedness.

  The Company did not declare or pay a dividend in fiscal 1995. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, the declaration of future dividends will depend on the Company's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The following table sets forth a comparison of the relative percentage contributions of each of the Company's business segments to revenues and operating profit before allocation of the Company's corporate expenses and amortization of goodwill:

                                                          YEAR ENDED MAY 31,
                                                      -------------------------
                                                      1995       1994      1993
                                                      ----       ----      ----
Revenues:
    Environmental services ......................       91%        93%      100%
    Military housing projects ...................        9%         7%     --
                                                      ----       ----      ----
        Total ...................................      100%       100%      100%
                                                      ====       ====      ====
Operating profit (loss) before corporate
 allocation and goodwill amortization:
    Environmental services ......................      187%        78%      100%
    Military housing projects ...................      (87%)       22%     --
                                                      ----       ----      ----
        Total ...................................      100%       100%      100%
                                                      ====       ====      ====

  Additional financial information about the Company's industry segments for the years ended May 31, 1995, 1994 and 1993 is set forth in Note (11) of Notes to Consolidated Financial Statements.

  (c)  NARRATIVE DESCRIPTION OF BUSINESS

ENVIRONMENTAL SERVICES

  GENERAL. Substantially all of the Company's environmental services are provided through Team Environmental Services, Inc. These environmental services consist of leak sealing and mechanical services, as well as environmental engineering, consulting and monitoring services, primarily in air quality. The Company is one of the leaders in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak sealing services, the Company markets a line of products which includes both standard and custom-designed clamps and enclosures for plant piping systems and pipelines. Environmental engineering and consulting services include state and federal air quality permitting, ambient air monitoring, emission inventory reporting, source emissions testing, continuous emissions monitoring, air dispersion modeling, compliance auditing and preparing of tracer studies and risk management plans. The Company's monitoring services provide fugitive emissions monitoring and reporting as required under the Clean Air Act and Title III of the Superfund Amendments Reauthorization Act ("SARA"). The Company provides these services for approximately 3,000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries.

  Most of the revenues and operating profits from the Environmental Services segment are provided by leak sealing services. In fiscal 1995, 1994 and 1993, leak sealing services accounted for 53%, 53% and 56%, respectively, of the Company's consolidated revenues. In fiscal 1995, 1994 and 1993, environmental engineering, consulting and monitoring services accounted for 30%, 32% and 37%, respectively, of the Company's consolidated revenues.

  Team's Environmental Services segment operates through 43 domestic locations in 24 states and one international operating location in Huddersfield, England; however, not all services and products are presently offered by all operating locations. Mechanical services are available on a national basis from certain of the Company's locations, including the Company's Alvin, Texas location. In addition, certain environmental services are offered by the Company internationally through 13 licensees operating in 15 countries.

  LEAK SEALING. The Company's leak sealing and other industrial services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company's repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns.

  The Company's leak sealing services involve inspection of the leak by the Company's field crew who records pertinent information about the faulty part of the system and transmits the information to the Company's engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at the Company's facility in Alvin, Texas and delivered to the job site. The Company maintains an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. Installations of the clamps and enclosures for on-stream repair work are then performed by the field crew using, in large part, materials and sealants that are developed and produced by the Company.

  The Company's non-destructive repair methods do not compromise the integrity of its customers' process system and can be performed in temperatures ranging from cryogenic to 1,700 degrees Fahrenheit and with pressures from vacuum to 6,000 pounds per square inch. The Company's sealants are specifically formulated to repair over 300 various types of leaks.

  The Company also offers live loading services, which are used to repair valves and flanges while in continuous operation. The Company utilizes live loading services through the installation of a spring-loaded assembly, which automatically maintains constant pressure on valve packing material thereby ensuring performance of the valve and preventing leakage.

  Management attributes the success of its leak sealing division to be substantially due to the quality and timely performance of its services, its proprietary techniques and materials and its ability to repair leaks without shutting down the customer's operating system. On-stream repairs can prevent a customer's continued loss of energy or materials through leaks, thereby avoiding costly energy and production losses that accompany equipment shutdowns, and also lessen fugitive emissions escaping into the atmosphere.

  The Company has continued to develop different types of standard and custom-designed clamps, enclosures and other repair products which complement the Company's existing industrial market for leak sealing services. The Company's leak sealing services are supported by an in-house Quality Assurance/Quality Control program that monitors the design and manufacture of each product to assure materials traceability on critical jobs and to ensure compliance with customers' requirements.

  MECHANICAL. The Company's mechanical services consist primarily of hot tapping and Line-stop(R) services. Hot tapping services involve utilizing special equipment to cut a hole in a pipeline so that a new line can be connected onto the existing line without interrupting operations. Hot tapping is frequently used for making branch connections into piping systems while the production process is operative. Line-stop(R) services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. The Company typically performs these services by mechanically cutting into the pipeline and installing a device to stop the process flow. The Company also utilizes a line freezing procedure when applicable to stop the process flow using special equipment and techniques.

  EMISSIONS MONITORING AND CONTROL. The Company also provides leak detection services that include fugitive emissions identification, monitoring, data maintenance and reporting services primarily for the chemical, refining and utility industries. These services are designed to monitor and record emissions from specific process equipment components as requested by the customer, typically to assist the customer in establishing an ongoing maintenance program and/or complying with the Clean Air Act, SARA and other present and/or future environmental regulations. The Company prepares standard reports in conjunction with EPA requirements or can custom-design these reports to its customers' specifications.

  Emissions data is electronically recorded at the customer's site via a data capturing process utilizing computerized monitoring equipment. The data is then transferred to the Company's central computer for data management. This information is then processed by the Company's Teamware(R) software system, which provides for internal quality checks and efficient data processing and report generation. This system allows for a large number of reports to be generated that are specific to a customer's needs. The Company maintains customer data for compliance purposes and for use in future reports that may be requested or required. The Company also offers its customers a software package named Customware(TM), which provides the transfer of monitoring data from the Company to the customer. This gives the customer the ability to perform queries on the data to analyze the results of monitoring and to maintain information for its maintenance departments.

  The 1990 Clean Air Act Amendments established a list of 189 toxic air pollutants which should be monitored and pursuant to these Amendments, regulations have been passed concerning many of these pollutants. The Environmental Protection Agency ("EPA") has both proposed and issued final rules and regulations to achieve a substantial percentage of the Clean Air Act's goals, which were to be implemented over the next several years. Additionally, both the Clean Air Act and Title III of the 1986 SARA established requirements that facilities releasing toxic chemicals into the air, water or land must report emissions to regulatory agencies or be subject to fines and penalties. Affected facilities were expected to further increase their leak detection and repair as well as other emission reduction programs. Due to the fact that the implementation of certain of these rules and regulations has been delayed, demand for emissions monitoring has not increased as expected. Should additional legislation be enacted or the rules and regulations promulgated by the EPA implemented, demand for emissions monitoring should increase. Customers are, however, required to monitor and report their emissions on an ongoing basis.

  ENVIRONMENTAL CONSULTING AND ENGINEERING. The Company offers a variety of environmental consulting, ambient air and meteorological monitoring, assessment, permitting and engineering services to a wide range of customers. The Company utilizes sophisticated computer programs to augment preparation of air, water and waste permits for its customers as required by each state, as well as the Clean Air Act and Clean Water Act. The Company's computer skills and technical and engineering capabilities are also utilized in providing atmospheric dispersion modeling studies, ambient air monitoring and air emissions inventories. The Company also provides air quality risk assessments of airborne releases as required by federal and state regulations.

  The Company provides various air emissions source testing services at customer facilities in order to help its customers meet environmental requirements. Team utilizes mobile testing vans to perform stack sampling and trial burn projects in order to determine compliance. The Company's procedures comply with Federal EPA standard methods and applicable state test protocols. The Company offers certification analysis of continuous emissions monitoring systems that comply with EPA methods and protocols. Team also performs emission testing and develops quantitative analyses of emissions by using a variety of approved methods. These studies provide baseline emission rates utilized in developing and maintaining specific permit conditions.

  The Company also provides additional environmental consulting services, including environmental compliance evaluations and the preparation of environmental impact statements, as well as water and site assessment services.

  Procedures used by the Company in performing its environmental services comply with specified EPA and state guidelines, methodologies and requirements. The Company may expand its environmental engineering services through both internal growth and acquisitions, depending on customer need as well as other factors.

  MARKETING AND CUSTOMERS. Environmental services are marketed principally by marketing and professional personnel based at the Company's various locations. These services are provided through certain of the Company's 43 domestic locations. The Company has developed a cross-marketing program to utilize its sales personnel in offering many of the Company's services at its operating locations. Management believes that this business segment's operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer in this industry segment accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

  Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed price bid. Emission control services are typically billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long term contracts. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations, over the past few years, the Company has entered into several regional or national contracts which cover multiple plants or locations.

  The Company's leak sealing services are available 24 hours a day, seven days a week. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

  BUSINESS STRATEGY. The Company believes that the aging of its customers' plants should result in increasing demand for its industrial and environmental services. Additionally, the Company intends to expand its business by marketing more of its services to existing customers, marketing its services to new customers and expanding geographically, both domestically and internationally. Team may also increase its services through acquisitions or internal development of new services and technologies.

  A variety of risks are inherent in this strategy. Marketing efforts may not generate increases in revenues as expected; although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed; growth may require additional capital that the Company may be unable to obtain; and the Company may be unable to develop profitable new services and technologies or acquire companies that provide such services on terms that permit an acceptable rate of return. Additionally, weak economics in the markets served by the Company may constrain market demand. In addition, although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. No assurance can be given that the Company will be able to implement its business strategy for this segment.

  COMPETITION. Competition in the Company's Environmental Services segment is primarily on the basis of service, product performance and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Management believes it has a competitive advantage over most outside service contractors because it offers a more complete line of environmental air quality services than its competitors. In addition, Team believes it has a competitive advantage over plant maintenance departments due to its ability to perform quality leak sealing services on a timely basis, using special techniques and materials, while the customers' equipment remains in service. If, however, customers emphasize price over service and product performance, the Company's competitive advantage may be impaired. Management knows of one outside service contractor of a similar size with which the Company generally competes for leak sealing business. Other principal competitors are primarily regionally-based companies that compete within a certain geographical area. With respect to environmental monitoring, engineering and consulting services, management estimates that a large number of environmental firms, of varying sizes, compete against the Company in various geographical areas.

  MISCELLANEOUS. In general, the demand for the Company's environmental services varies with the level of regulatory requirements, operations of its customers, the energy or product cost savings that may result from the Company's services, and, with regard to the Company's leak repair business, the length of time between scheduled plant maintenance shutdowns. The Company often experiences increased leak repair demand by customers in the winter due to the effect of weather conditions on piping systems and decreased leak repair demand in the late spring and summer due primarily to the timing of scheduled plant shutdowns.

  To complement its leak sealing operations in the United States, the Company has a wholly-owned subsidiary in the United Kingdom which operates as Team Environmental Services, Ltd. In addition, to date the Company has entered into license agreements in North America, South America and Australia, and in Europe and the Mideast through Teaminc Europe, B.V., a joint venture between Team and a Netherlands company, for the use of Team's leak sealing technology. Most licensees are required to make a cash payment as initial consideration for the grant by the joint venture of the license. All licensees are required to make ongoing royalty payments, typically based on a percentage of its gross revenues from licensed operations. To date, revenues to the Company under these agreements have not been material. The Company is continuing to expand its leak sealing business outside the

United States and expects to pursue similar license agreements for the use of Company technology with other companies internationally. In addition, the Company is expanding the technology it provides under such license agreements to include certain other of its environmental services, such as fugitive emissions monitoring.

  From time-to-time in the operation of its environmental services, the Company may handle small quantities of certain hazardous wastes or other hazardous substances generated by its customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substance to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. Management believes that its risk of liability is minimized since its handling consists solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. The Company does not currently carry insurance to cover liabilities which the Company may incur under the Superfund Act or similar environmental statutes due to its prohibitive costs.

MILITARY HOUSING PROJECTS

  During fiscal 1992, subsidiaries of the Company were awarded contracts to develop and construct four Federal Section 801 Military Housing projects, aggregating 900 single family homes, for the Departments of the Army, Navy and Air Force, which were subsequently assigned to another subsidiary of the Company, First America Capital Corporation, and its subsidiaries. Metric Constructors, Inc. was retained to act as general contractor for all projects. A subsidiary of the Company, First America Development Corporation, acted as project manager for all projects. Under the Section 801 Military Housing Program, residential housing projects are constructed by the private sector for lease to the United States government for a twenty-year term. Military personnel and their families occupy the residences. Payments under such leases are subject to annual Congressional appropriation for Army, Navy and Air Force family housing. With the exception of the Pensacola project, the maintenance of the projects is the responsibility of the Lessee. The Pensacola project is subject to a separate maintenance agreement which is performed by a subsidiary of Team.

  The costs of construction of these residential projects were financed in June 1992 through the sale of Certificates of Participation in lease payments to be made by the United States government in connection with the rental of the units (the "Certificates of Participation" or "Certificate(s)"). These Certificates are non-recourse to the Company and its subsidiaries. The subsidiaries have, however, executed mortgages on the properties in favor of the Trustee for the Certificate holders which secure payment to the Certificate holders.

  The 150-unit Military Housing project in Portales, New Mexico was completed and a lease was entered into by the United States government on July 29, 1993. The 300-unit Military Housing project located in Pensacola, Florida was completed and the lease was entered into effective October 12, 1993. The 250-unit Military Housing project located near Ft. Bragg, North Carolina was completed and the lease entered into effective November 1, 1993. The Company's subsidiaries are receiving rent in accordance with the lease agreements. Rental payments have been assigned to the Trustee and are used to repay principal and interest on the Certificates of Participation as well as real estate taxes and insurance premiums. Construction of the fourth project, located near Ft. Stewart, Georgia, never commenced as a result of extensive delays in obtaining necessary permits, easements and licenses. In fiscal 1993, the Company's subsidiary filed a Claim and Request for Change Order with the United States Army Corps of Engineers (the "Corps") for additional costs and expenses as a result of these delays aggregating $4.7 million, approximately $1.4 million of which relate to claims of the general contractor. The decision of the Contracting Officer with respect to this claim was appealed to the Armed Services Board of Contract Appeals. In November 1993, the

Company's subsidiary's right to proceed with construction of this project was terminated by the Corps and the portion of the Certificates of Participation attributable to the Ft. Stewart project was redeemed. The Company's subsidiary has appealed the Corps' decision to terminate the contract to the Armed Services Board of Contract Appeals.

  The Company does not intend to develop any additional Military Housing projects, and intends to sell these projects in the future. See Note (3) of Notes to Consolidated Financial Statements for additional information regarding the Military Housing projects.

DISCONTINUED OPERATIONS - SALE OF TRANSPORTATION
AND INFRASTRUCTURE SERVICES BUSINESSES

  In April 1995 the Company completed the sale of substantially all of the operating assets of its transportation services division. The transportation services division was comprised of two subsidiaries, Hellums Services, Inc. ("Hellums") and Elsik, Inc. ("Elsik"). The businesses were purchased by two privately-held Texas companies which are owned in part by former members of Hellums and Elsik management. No officer or director of Team was a member of this acquiring group.

  In July 1994, the Company completed the sale of its discontinued infrastructure services operations. The Company sold substantially all of the assets and certain liabilities of Infrastructure Services, Inc. and its subsidiaries to ISI Acquisition Corp., a Delaware corporation. ISI Acquisition Corp. is owned by two privately-held Texas companies and former members of Infrastructure Services, Inc. management. No officer or director of Team was a member of this acquiring group.

  Team believes that the sale of the discontinued transportation and infrastructure services businesses will allow the Company to concentrate on the expansion of its core business. The proceeds of the sales were used to reduce short-and long-term debt, as well as to increase available working capital. See Note (2) of Notes to Consolidated Financial Statements for further information.

General

  EMPLOYEES. As of May 31, 1995, the Company and its subsidiaries had 606 employees in its operations, consisting of 250 salaried and 356 hourly personnel. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

  INSURANCE. The Company carries insurance it believes to be appropriate for the businesses in which it is engaged. Under its insurance policies, the Company has per occurrence self-insured retention limits of $25,000 for general liability, $100,000 for professional liability, $250,000 for automobile liability and workers' compensation in most states. The Company has obtained fully insured layers of coverage above such self-retention limits. Since its inception, the Company has not been the subject of any significant liability claims not covered by insurance arising from the furnishing of its services or products to customers. However, because of the nature of the Company's business, there exists the risk that in the future such liability claims could be asserted which might not be covered by insurance.

  REGULATION. Substantially all of the Company's business activities are subject to federal, state and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration ("OSHA") of the U.S. Department of Labor and the U.S. Environmental Protection Agency. The Company's training programs are required to meet certain OSHA standards. Expenditures relating to such regulations are made in the normal course of the Company's business and are neither material nor place the Company at any competitive disadvantage. The Company does not currently expect to expend material amounts for compliance with such laws during the ensuing two fiscal years.

  PATENTS. While the Company is the holder of various patents, trademarks and licenses, the Company does not consider such properties to be material to its consolidated business operations.

ITEM 2.  PROPERTIES

  Team and its subsidiaries own real estate and office facilities in Alvin, Texas for use in its Environmental Services segment totalling approximately 98,000 square feet of floor space. These facilities include administrative, manufacturing and training centers. The Company's manufacturing facility and training center are pledged as security for a long term note. See Note (8) of Notes to Consolidated Financial Statements for information regarding the term note. The Company and its subsidiaries also lease 39 office and/or plant and shop facilities at separate locations in 23 states for use in its Environmental Services segment. The Military Housing segment owns four separate properties in New Mexico, North Carolina, Georgia and Florida aggregating approximately 286 acres. Three of such properties have been developed with military housing projects and one property is undeveloped. As stated previously, these properties are subject to mortgages in favor of the Trustee for the Certificate holders which secure payment to the Certificate holders. See "Item 1(c) Military Housing Projects." In addition, the Company leases its principal offices located in Houston, Texas, and owns real property and office facilities in Houston, Texas previously used in its discontinued infrastructure operations which are currently being leased to a third party pursuant to a long-term lease agreement.

  As of May 31, 1995, the Company owned or leased 227 light trucks which are primarily repair service trucks used in performing environmental services and 148 passenger cars used by the Company's salesmen, managers, officers and other employees primarily in sales, administrative and management functions relating to its Environmental Services segment.

  The Company believes that its property and equipment, as well as that of its subsidiaries and affiliates, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (10) of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3.  LEGAL PROCEEDINGS

  As previously reported, the Texas Water Commission and the EPA have proposed the cleanup of the Sheridan Disposal Services Site ("Sheridan Site") near Hempstead, Texas. The Company is included in a large group of potentially responsible parties to pay for cleanup costs of the Sheridan Site pursuant to applicable Texas and Federal laws. On September 1, 1989, the Company executed a De Minimus Settlement Agreement ("Settlement Agreement") with most of the potentially responsible parties ("PRPs") to settle its potential liability for clean up of the Sheridan Site in consideration for a $101,700 payment by the Company. The EPA has approved the Settlement Agreement and has executed a related Consent Decree. This Consent Decree has not yet been entered by the Court. Upon entry of the Consent Decree, the Company's potential remediation liability for the site will be formally settled.

  Although the Company believes any other potential liability regarding the Sheridan Site is remote, claims could be raised by two material generators for whom the Company transported waste to the site. These parties are not at the date hereof voluntarily participating in the PRPs group. It is possible that claims for all or a portion of their allocated costs could be asserted by such parties against the Company. If such an assertion is made, the Company will vigorously contest such assertion and will also seek application of the indemnity provisions of the De Minimus Settlement Agreement under which the larger participating PRPs not able to settle on a de minimus basis have agreed to certain indemnification of the de minimus parties, including the Company.

  In addition to the above, the Company also previously owned a transporter company that has been identified as a potentially responsible party at the Sheridan Site. The shareholder who now owns this transporter company has asserted that, to the extent it has any liability for the transportation of waste materials to the Sheridan Site during the period that it was owned by the Company, the liability should be that of the Company. This alleged liability might also extend to the allocation of wastes to this transporter company for participating and non-participating generators. The Company has refuted and vigorously contests such assertions. At this time, it is not possible to estimate reasonably the amount of potential Company liability for cleanup costs at this site relative to the previously owned transporter company. The Company has submitted appropriate information to its insurance carriers relating to this matter. If it is determined that the Company has any liability, a portion thereof may be covered by insurance; however, the Company's insurance carriers have not confirmed coverage.

  As previously reported, a subsidiary of the Company was committed, pursuant to an agreement with the Corps, to construct a 200 unit federal housing project near the Ft. Stewart Military Reservation located in Hinesville, Georgia. Construction of this project never commenced as a result of extensive delays in obtaining easements, licenses and permits necessary in order to develop the project. In fiscal 1993, the Company filed a Claim and Request for Change Order with the Corps for additional costs and expenses incurred as a result of these delays, which is presently being appealed to the United States Armed Services Board of Contract Appeals. During fiscal 1994, the Corps terminated the Agreement, thereby cancelling the project. In February 1994, the Company separately appealed the Corps' decision to terminate the Agreement, again with the United States Armed Services Board of Contract Appeals. At this time, the Company cannot predict the final outcome of its appeal of the Corps' decision to cancel the project or of its claim for additional costs and expenses.

  The Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of its business. In the opinion of management, while the final resolution of any such litigation or other matters may have an impact on the Company's consolidated financial results for a particular reporting period, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                   P A R T  II.

ITEM 5.  MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)  MARKET INFORMATION

  Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 1995 and 1994, respectively.

                                                          SALES PRICES
                                                   ------------------------
                                                      HIGH            LOW
                                                   ---------       --------
FISCAL 1995
   Quarter Ended:
   August 31.................................      $  3 7/8        $  2 1/2
   November 30...............................         3 1/4           2 5/8
   February 28...............................         3               1 5/8
   May 31....................................         1 15/16         1 1/2

FISCAL 1994
   Quarter Ended:
   August 31.................................      $  5            $  4 3/8
   November 30...............................         5               3 7/8
   February 28...............................         5 1/8           3 1/4
   May 31....................................         5               3 7/8

  There were 552 holders of record of Team's common stock as of August 15, 1995, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 2,300 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c)  DIVIDENDS

  No dividends were declared or paid in fiscal 1995 or fiscal 1994. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 1995. Prior year information has been restated as a result of the Company selling substantially all of the assets of its transportation services segment. See Note (2) of Notes to Consolidated Financial Statements.

                                                                                          YEAR ENDED MAY 31,
                                                                 ------------------------------------------------------------------
                                                                   1995           1994          1993          1992           1991
                                                                 --------       --------       -------      --------       --------
                                                                              (In Thousands, Except Per Share Amounts)

Revenues ..................................................      $ 55,730       $ 61,133       $63,716      $ 62,625       $ 56,342
                                                                 ========       ========       =======      ========       ========
Earnings (Loss) from Continuing Operations,
  Net of Income Taxes .....................................      $ (5,448)      $    437       $   604      $  2,229       $  3,131
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes .........................          (513)           325         1,277        (2,025)        (1,153)
Loss on Sales of Discontinued Operations,
  Net of Income Taxes .....................................           (13)        (1,081)         --         (12,051)          --
                                                                 --------       --------       -------      --------       --------
Net Earnings (Loss) .......................................      $ (5,974)      $   (319)      $ 1,881      $(11,847)      $  1,978
                                                                 ========       ========       =======      ========       ========
Earnings (Loss) Per Common Share:
Primary:
  Earnings (Loss) from
    Continuing Operations .................................      $  (1.06)      $    .09       $   .12      $    .44       $    .66
  Earnings (Loss) from
    Discontinued Operations ...............................          (.10)           .06           .25          (.40)          (.24)
  Loss on Sales of Discontinued Operations ................          (.00)          (.21)         --           (2.37)          --
                                                                 --------       --------       -------      --------       --------
  Net Earnings (Loss) .....................................      $  (1.16)      $   (.06)      $   .37      $  (2.33)      $    .42
                                                                 ========       ========       =======      ========       ========
Weighted Average Shares Outstanding .......................         5,160          5,164         5,151         5,088          4,757

Fully Diluted:
  Earnings (Loss) from
    Continuing Operations .................................      $  (1.06)      $    .09       $   .12      $    .44       $    .66
  Earnings (Loss) from
    Discontinued Operations ...............................          (.10)           .06           .25          (.40)          (.24)
  Loss on Sales of Discontinued Operations ................          (.00)          (.21)         --           (2.37)          --
                                                                 --------       --------       -------      --------       --------
  Net Earnings (Loss) .....................................      $  (1.16)      $   (.06)      $   .37      $  (2.33)      $    .42
                                                                 ========       ========       =======      ========       ========
Weighted Average Shares Outstanding .......................         5,160          5,164         5,152         5,088          4,766

Funds Provided by Continuing Operations
  (excluding Military Housing projects)
  (Net Earnings (Loss) Plus Depreciation,
  Amortization, Change in Non-current
  Deferred Taxes and Writedown of Assets) .................      $  2,391      $   3,121       $ 2,833      $  3,727       $  4,948

Cash Dividend Declared
  Per Common Share ........................................      $    .00       $    .00       $  .075      $    .14       $    .14
                                                                                          MAY 31,
                                                      1995              1994               1993              1992             1991
                                                    -------           --------           -------           -------          -------
                                                                                     (In Thousands)

Total Assets ............................           $80,058           $103,114           $96,843           $65,515          $68,124
Long-term Debt ..........................            13,627             21,001            22,156            24,524           23,032
Non-recourse Debt .......................            39,722             40,603            30,769              --               --
Stockholders' Equity ....................            20,323             26,297            26,608            25,022           35,675
Working Capital .........................            14,786             10,472             7,790            10,655           15,234

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company's primary operations consist of industrial repair services, environmental engineering and consulting, and air emission monitoring services. The Company also owns three Federal Section 801 housing projects ("Military Housing" segment), which are presently leased to the Departments of the Army, Navy and Air Force pursuant to long-term lease agreements. During the fiscal year ended May 31, 1995, the Company sold its infrastructure and transportation services businesses. The results of operations of these businesses are included as discontinued operations.

  The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                                                                                                    PERCENTAGE
                                                                                                                INCREASE/(DECREASE)
                                                                                                                ------------------
                                                                             PERCENTAGE OF REVENUES                 YEAR ENDED
                                                                        --------------------------------              MAY 31,
                                                                                   YEAR ENDED                   ------------------
                                                                                     MAY 31,                     1995        1994
                                                                        --------------------------------          VS.         VS.
                                                                         1995          1994         1993         1994        1993
                                                                        -----         -----        -----        -----        -----
Revenues:
  Primary Operations ............................................        91.2%         93.1%       100.0%       (10.7%)      (10.7%)
  Military Housing projects .....................................         8.8           6.9        --            15.8%       --
                                                                        -----         -----        -----        -----        -----
Total revenue ...................................................       100.0%        100.0%       100.0%        (8.8%)       (4.1%)
                                                                        =====         =====        =====        =====        =====
Operating expenses:
  Primary Operations ............................................        47.6%         47.2%        48.3%        (8.1%)       (6.3%)
  Military Housing projects .....................................         3.7           2.5        --            36.9%        n/a
Selling, general and administrative expenses:
  Primary Operations ............................................        40.7          40.5         46.7         (8.3%)      (16.8%)
Military Housing projects .......................................         2.1           0.7        --           185.7%        n/a
Interest:
  Primary Operations ............................................         2.7           2.5          2.5         (4.1%)       (4.3%)
  Military Housing projects .....................................         6.1           5.0        --            10.8%        n/a
Writedown of assets:
  Primary Operations ............................................         2.5         --           --            n/a          n/a
  Military Housing projects .....................................         8.7         --           --            n/a          n/a
                                                                        -----         -----        -----        -----        -----
Earnings (loss) from continuing operations
  before income taxes ...........................................       (14.2)          1.6          2.5         n/a         (37.4%)
Provision (benefit) for income taxes ............................        (4.3)          0.9          1.5         n/a         (43.6%)
                                                                        -----         -----        -----        -----        -----
Earnings (loss) from continuing operations
  net of income taxes ...........................................        (9.9%)         0.7%         1.0%        n/a         (27.6%)
                                                                        =====         =====        =====        =====        =====

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Fiscal 1995 Compared to Fiscal 1994

  PRIMARY OPERATIONS: For the fiscal year ended May 31, 1995, revenues from the Company's environmental services business totaled $50.8 million, 11% lower than revenues of $56.9 million reported in the prior fiscal year. Weakness in demand for emissions monitoring and environmental consulting services resulted from reduced regulatory activity as many of the Company's customers experienced decreased reporting requirements. In addition, increased competition in leak repair and emissions monitoring led to lower prices for some of the Company's services. Leak repair revenues also were adversely affected by the relatively mild weather experienced in the United States in the winter of 1994/95. Colder weather often leads to higher demand for leak repair services due to the contraction of piping systems in process plants.

  Operating expenses in the Company's primary operations declined by 8% from fiscal 1994 to fiscal 1995, primarily due to lower personnel related costs. Gross profit margins declined from 49.3% to 47.3%, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses were $22.7 million for fiscal year 1995, $2.1 million, or 8% lower than in the prior year. Management restructured its field and corporate operations in response to the decline in revenues, resulting in lower personnel, insurance and general expenses.

  Interest expense of $1.5 million in fiscal 1995 was 4% lower than in fiscal 1994 due to reduced average borrowing levels. Including the effect of the $1.4 million write down of assets and other one-time charges recorded in the second quarter of fiscal year 1995, the loss before taxes in the Company's primary operations was $1.3 million, compared to pre-tax earnings of $1.7 million in the prior year.

  MILITARY HOUSING PROJECTS: For the year ended May 31, 1995, revenues were $4.9 million, $672,000 higher than rentals in the prior year, when rentals were recorded for less than the full period, as all of the projects were fully completed and occupied in November 1993. The pre-tax loss from Military Housing, before the provisions for write down of assets, was $1.7 million, compared to a loss of $755,000 in fiscal 1994. Higher legal fees, associated with litigation with the general contractor of the projects, which was settled in March 1995, and the Company's claim against the Department of the Army concerning the terminated project at Ft. Stewart, Georgia, and increased depreciation expense accounted for the change. In the second quarter of fiscal year 1995, the Company recorded one-time provisions of $4.8 million to write-off certain deferred expenses and reduce the carrying value of the Military Housing properties. The resulting loss before taxes from Military Housing was $6.6 million in fiscal 1995 compared with a pre-tax loss of $755,000 in the prior year.

  The net loss from continuing operations for the 1995 fiscal year was $5.4 million, of which $4.1 million is attributed to the write down of assets recorded in the second quarter. This compares to net earnings from continuing operations of $437,000 in fiscal 1994. Including net operating losses and losses on the sale of discontinued operations, the net loss for fiscal year 1995 was $6.0 million, compared to a net loss of $319,000 in the prior year.

Fiscal 1994 Compared to Fiscal 1993

  PRIMARY OPERATIONS: Revenues in the Company's Environmental Services segment for the year ended May 31, 1994 totaled $56.9 million, representing an 11% decrease from revenues of $63.7 million for the prior fiscal year. The revenue decrease was primarily attributable to increased price competition in leak repair and emission monitoring which led to lower prices for some services, together with cutbacks and delays in maintenance expenditures by the Company's industrial customers.

  During fiscal 1994, operating expenses decreased $1.9 million, or 6% from prior year levels. Gross profit margins in the Company's environmental services business declined from 51.7% in fiscal 1993 to 49.3% in fiscal 1994 as the Company was not able to reduce costs to fully offset the decline in revenues despite lower personnel expenses and cost savings achieved through the consolidation of certain branch offices.

  Selling, general and administrative expenses declined 17% or $5.0 million during fiscal 1994 as compared to fiscal 1993. This decrease resulted primarily from lower professional fees, compensation related expenses, insurance costs and other miscellaneous charges.

  Interest expense for the Company's primary operations decreased 4% from approximately $1.6 million in fiscal 1993 to $1.5 million in fiscal 1994, as lower average borrowing levels more than offset an increase in interest rates. Earnings before income taxes from primary operations in fiscal 1994 was $1.7 million, an increase of 11% from fiscal 1993 pre-tax earnings of $1.6 million.

  MILITARY HOUSING PROJECTS: Rental revenues from Military Housing commenced in the second quarter of fiscal 1994, as the three projects were completed and occupied. Rentals for the year totaled $4.2 million. Operating expenses during the year were $1.5 million and consisted primarily of depreciation, insurance and taxes. General and administrative costs were $419,000, of which approximately 82% were legal expenses incurred in connection with litigation with the general contractor of the projects and the claim against the Department of the Army for the terminated project at Ft. Stewart, Georgia. Interest expenses on the Certificates of Participation were $3.1 million during fiscal 1994. The pre-tax loss from Military Housing totaled $755,000 for fiscal 1994, the first year of operation for the properties.

  For the fiscal year ended May 31, 1994, net earnings from continuing operations were $437,000, a decrease of 28% from net earnings of $604,000 in the prior fiscal year. Including net earnings from the Company's discontinued transportation services business and the loss on the sale of infrastructure services recorded in fiscal 1994, the net loss for fiscal 1994 was $319,000, compared to net earnings of $1.9 million recorded in the fiscal year ended May 31, 1993.

DISCONTINUED OPERATIONS

  In April 1995, the Company sold the operating assets of two subsidiaries comprising its transportation division, which provided liquid vacuum and hauling services to the oil and gas industry in South Texas. The businesses were purchased by private investors, including former members of the subsidiary companies' management. Cash proceeds from the sale were approximately $3.7 million, most of which was used to reduce short and long-term debt. The Company recognized a net gain on the sale of $444,000, which was recorded in the fourth quarter of fiscal year 1995. The transportation services segment incurred a net loss from operations of $513,000 in fiscal year 1995 and earned $325,000 and $1.3 million in fiscal 1994 and fiscal 1993, respectively.

  In July 1994, the Company completed the sale of substantially all of the assets and certain liabilities of its discontinued infrastructure services business to ISI Acquisition Corp., a Delaware corporation formed by two privately-held Texas companies and former members of Infrastructure Services, Inc.'s management, for $4.6 million in cash and a $1.7 million note. The Company retained certain real estate which housed infrastructure services' principal offices and subsequently has leased the property to an unrelated third party pursuant to a long-term lease. In the second quarter of fiscal 1995, the Company recorded an additional net loss of $457,000 related to certain accounts receivable guaranteed by the Company at the time of the sale. Previous losses related to the disposition and sale of the infrastructure services business of $1.1 million and $12.1 million were recorded in fiscal 1994 and fiscal 1992, respectively. Cash proceeds from the sale were used to reduce the Company's term debt with its primary bank lender.

LIQUIDITY AND CAPITAL RESOURCES

  At May 31, 1995, the Company's working capital totaled $14.8 million, an increase of $4.3 million from working capital of $10.5 million a year earlier. The Company has been able to finance its working capital requirements through its internally generated cash flow, bank borrowings and the sale of discontinued businesses and assets. In August 1995, the Company and its primary bank modified and extended the terms of its credit agreement. The new agreement, as amended, consists of a $3.95 million term loan, payable in quarterly installments of $350,000 beginning in September 1995, with the balance due at the maturity date of December 1, 1996, and a $12 million revolving line of credit due in December 1996. At May 31, 1995, amounts outstanding under the revolving line of credit were $8.8 million and no additional amounts were available for borrowing under the terms of the agreement. Subsequent to year end, the Company reduced borrowings outstanding under the revolving line of credit by an additional $1.3 million.

  For the fiscal year ended May 31, 1995, net cash provided from operations totaled $719,000, resulting primarily from net income, excluding the $6.3 million non-cash write down of assets, depreciation and amortization of $4 million, and lower inventories and accounts receivable totaling $2.7 million. This was partially offset by reductions in accounts payable of $3.1 million and other accrued liabilities of $2.6 million. Net cash provided by investing activities was $9.7 million during fiscal 1995, and was generated primarily as a result of the sale of the infrastructure and transportation services businesses. Capital expenditures totaled $523,000 during fiscal 1995, primarily for the replacement of equipment used in the Company's operations. The Company reduced its long-term debt by approximately 40%, or $9.9 million, during fiscal 1995. Payments on Military Housing non-recourse debt were $881,000 during the year.

  Management expects that capital expenditures for fiscal 1996 will be approximately $1.5 million, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment. The Company also intends to sell the Military Housing projects and is actively marketing the properties, although there can be no assurance that any potential transaction will be completed. Management intends to utilize the proceeds of such a sale, if any, to increase available working capital and to further reduce Company bank debt.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Team, Inc. and its subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP

Houston, Texas
August 24, 1995
(September 13, 1995 as to Note 8)

                           TEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                               MAY 31,
                                                                                                -----------------------------------
                                                                                                    1995                   1994
                                                                                                ------------          -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ...........................................................         $  3,154,000          $   3,728,000
  Receivables .........................................................................            8,408,000             10,791,000
  Materials and supplies ..............................................................            6,641,000              7,941,000
  Prepaid expenses and other current assets ...........................................            1,374,000              1,328,000
                                                                                                ------------          -------------
    Total Current Assets ..............................................................           19,577,000             23,788,000
Net Assets of Discontinued Operations .................................................              124,000             11,933,000
Property, Plant and Equipment:
  Land and buildings ..................................................................            6,889,000              6,775,000
  Machinery and equipment .............................................................           10,864,000             11,185,000
                                                                                                ------------          -------------
                                                                                                  17,753,000             17,960,000
  Less accumulated depreciation and amortization ......................................           11,641,000             10,600,000
                                                                                                ------------          -------------
                                                                                                   6,112,000              7,360,000
Military Housing Projects:
  Restricted cash and other assets ....................................................            2,897,000              2,852,000
  Land and buildings, net of accumulated
    depreciation of  $4,710,000 in 1995 and $1,262,000 in 1994 ........................           42,581,000             45,920,000
                                                                                                ------------          -------------
                                                                                                  45,478,000             48,772,000
Goodwill, Net of Accumulated Amortization .............................................            5,583,000              5,898,000
Other Assets ..........................................................................            3,184,000              5,363,000
                                                                                                ------------          -------------
  Total Assets ........................................................................         $ 80,058,000          $ 103,114,000
                                                                                                ============          =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ...................................................         $  1,344,000          $   3,903,000
  Accounts payable ....................................................................              742,000              3,800,000
  Other accrued liabilities ...........................................................            2,705,000              4,718,000
  Current income tax payable ..........................................................                 --                  895,000
                                                                                                ------------          -------------
    Total Current Liabilities .........................................................            4,791,000             13,316,000
Deferred Income Taxes Payable .........................................................                 --                  346,000
Long-term Debt ........................................................................           13,627,000             21,001,000
Military Housing Projects' Non-recourse Obligations:
 Debt .................................................................................           39,722,000             40,603,000
 Other ................................................................................            1,595,000              1,551,000
                                                                                                ------------          -------------
                                                                                                  41,317,000             42,154,000
Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued ............................................                 --                     --
  Common stock, par value $.30 Per share, 10,000,000 shares
    authorized and 5,169,542 shares issued at
    May 31, 1995 and 1994 .............................................................            1,551,000              1,551,000
  Additional paid-in capital ..........................................................           24,992,000             24,992,000
  Accumulated deficit .................................................................           (6,123,000)              (149,000)
  Less treasury stock at cost, 9,700 shares at May 31, 1995 and 1994 ..................              (97,000)               (97,000)
                                                                                                ------------          -------------
    Total Stockholders' Equity ........................................................           20,323,000             26,297,000
                                                                                                ------------          -------------
    Total Liabilities and Stockholders' Equity ........................................         $ 80,058,000          $ 103,114,000
                                                                                                ============          =============

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  YEAR ENDED MAY 31,
                                                                               -----------------------------------------------------
                                                                                   1995                 1994                1993
                                                                               ------------         ------------         -----------
Revenues:
    Operating revenue .................................................        $ 50,816,000         $ 56,891,000         $63,716,000
    Military housing projects' lease revenue ..........................           4,914,000            4,242,000                --
                                                                               ------------         ------------         -----------
                                                                                 55,730,000           61,133,000          63,716,000
Operating Costs and Expenses:
    Operating expenses ................................................          26,525,000           28,870,000          30,794,000
    Selling, general and administrative expenses ......................          22,677,000           24,743,000          29,746,000
    Interest ..........................................................           1,485,000            1,548,000           1,618,000
    Writedown of assets ...............................................           1,421,000                 --                  --
                                                                               ------------         ------------         -----------
                                                                                 52,108,000           55,161,000          62,158,000
Military Housing Projects' Costs and Expenses:
    Operating expenses ................................................           2,061,000            1,505,000                --
    General and administrative expenses ...............................           1,197,000              419,000                --
    Interest ..........................................................           3,405,000            3,073,000                --
    Writedown of assets ...............................................           4,832,000                 --                  --
                                                                               ------------         ------------         -----------
                                                                                 11,495,000            4,997,000                --
Earnings (Loss) from Continuing
    Operations before Income Taxes ....................................          (7,873,000)             975,000           1,558,000
Provision (Benefit) for Income Taxes ..................................          (2,425,000)             538,000             954,000
                                                                               ------------         ------------         -----------
Earnings (Loss) from Continuing Operations,
    Net of Income Taxes ...............................................          (5,448,000)             437,000             604,000
Earnings (Loss) from Discontinued
    Operations, Net of Income Taxes ...................................            (513,000)             325,000           1,277,000
Loss on Sales of Discontinued Operations,
    Net of Income Taxes ...............................................             (13,000)          (1,081,000)               --
                                                                               ------------         ------------         -----------
Net Earnings (Loss) ...................................................        $( 5,974,000)        $   (319,000)        $ 1,881,000
                                                                               ============         ============         ===========
Net Earnings (Loss) Per Common Share:
    Earnings (Loss) from Continuing Operation .........................               (1.06)        $        .09         $       .12
    Earnings (Loss) from
      Discontinued Operations .........................................                (.10)                 .06                 .25
    Loss on Sales of Discontinued Operations ..........................                (.00)                (.21)               --
                                                                               ------------         ------------         -----------
    Net Earnings (Loss) ...............................................        $      (1.16)            $ ( .06)         $       .37
                                                                               ============         ============         ===========
    Weighted Average Number
      of Shares Outstanding ...........................................           5,160,000            5,164,000           5,151,000
                                                                               ============         ============         ===========

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    MAY 31,
                                                                           --------------------------------------------------------
                                                                               1995                  1994                  1993
                                                                           ------------          ------------          ------------
COMMON STOCK:
    Balance at beginning of year .................................         $  1,551,000          $  1,551,000          $  1,537,000
    Stock option plans (45,000 shares in 1993) ...................                 --                    --                  14,000
                                                                           ------------          ------------          ------------
    Balance at end of year .......................................         $  1,551,000          $  1,551,000          $  1,551,000
                                                                           ============          ============          ============
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year .................................         $ 24,992,000          $ 24,992,000          $ 24,812,000
    Excess of exercise price over par value
      of shares issued under stock option plans ..................                 --                    --                  89,000
    Tax benefit of stock options exercised .......................                 --                    --                  91,000
                                                                           ------------          ------------          ------------
    Balance at end of year .......................................         $ 24,992,000          $ 24,992,000          $ 24,992,000
                                                                           ============          ============          ============
RETAINED EARNINGS
   (ACCUMULATED DEFICIT):
    Balance at beginning of year .................................         $   (149,000)         $    170,000          $ (1,327,000)
    Net earnings (Loss) ..........................................           (5,974,000)             (319,000)            1,881,000
    Dividends ($.075 per share in 1993) ..........................                 --                    --                (384,000)
                                                                           ------------          ------------          ------------
    Balance at end of year .......................................         $ (6,123,000)         $   (149,000)         $    170,000
                                                                           ============          ============          ============
TREASURY STOCK:
    Balance at beginning of year .................................          $ ( 97,000)          $   (105,000)         $       --
    Purchase of 10,400 shares ....................................                 --                    --                (105,000)
    Reissuance of 700 shares .....................................                 --                   8,000                  --
                                                                           ------------          ------------          ------------
    Balance at end of year .......................................         $    (97,000)          $ ( 97,000)          $   (105,000)
                                                                           ============          ============          ============

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED MAY 31,
                                                                 --------------------------------------------------
                                                                     1995               1994               1993
                                                                 ------------       ------------       ------------
Cash Flows From Operating Activities:
  Earnings (loss)  from continuing operations
    net of income taxes ...................................      $ (5,448,000)      $    437,000       $    604,000
  Adjustments to reconcile earnings (loss) from
    continuing operations net of income taxes
    to net cash provided by operating activities:
  Writedown of assets .....................................         6,253,000               --                 --
  Depreciation and amortization ...........................         3,957,000          3,585,000          2,434,000
  Provision for doubtful accounts
      and notes receivable ................................           233,000            241,000            142,000
  Noncurrent deferred income taxes ........................          (433,000)          (137,000)          (205,000)
  Gain on sale of assets ..................................              --                 --              (15,000)
  Change in assets and liabilities, net
    of effects for purchase of companies:
    (Increase) decrease:
    Receivables ...........................................         1,755,000            867,000          1,095,000
    Materials and supplies ................................           986,000            644,000           (538,000)
    Prepaid expenses and other assets .....................          (298,000)          (384,000)         2,405,000
    Increase (decrease):
    Accounts payable ......................................        (3,058,000)        (2,788,000)        (1,312,000)
    Other accrued liabilities .............................        (2,569,000)          (287,000)         1,071,000
    Income taxes payable ..................................          (659,000)           579,000            (10,000)
                                                                 ------------       ------------       ------------
  Net cash provided by operating activities ...............           719,000          2,757,000          5,671,000
                                                                 ------------       ------------       ------------
Cash Flows From Investing Activities:
  Capital expenditures ....................................          (413,000)        (1,242,000)          (823,000)
  Disposal of property and equipment ......................            28,000             60,000             17,000
  Payment for purchase of company .........................              --                 --             (290,000)
  Decrease (increase) in other assets .....................           231,000         (2,844,000)        (2,221,000)
  Decrease in net assets
     of discontinued operations ...........................         1,786,000          3,478,000          5,701,000
  Military Housing projects' capital expenditures .........          (110,000)        (5,882,000)       (37,946,000)
  Increase in Military Housing projects'
     restricted cash and other assets .....................           (45,000)        (2,850,000)              --
  Proceeds from sale of companies .........................         8,254,000               --                 --
                                                                 ------------       ------------       ------------
  Net cash provided by (used in)
     investing activities .................................         9,731,000         (9,280,000)       (35,562,000)
                                                                 ------------       ------------       ------------
Cash Flows From Financing Activities:
  Payments under debt agreements ..........................       (10,101,000)        (7,695,000)        (4,137,000)
  Principal payments under
    capital lease obligations .............................          (290,000)          (221,000)          (217,000)
  Proceeds from issuance of long-term debt ................           204,000          6,804,000          1,950,000

                                           (TABLE CONTINUED ON FOLLOWING PAGE)

                See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                                                                                  YEAR ENDED MAY 31,
                                                                 --------------------------------------------------
                                                                     1995               1994               1993
                                                                 ------------       ------------       ------------
Proceeds from issuance of non-recourse debt .............      $       --           $ 10,248,000       $ 30,769,000
  Payments on Military Housing
  projects' non-recourse obligations ......................          (881,000)          (414,000)              --
  Increase (decrease) in Military Housing
   projects' other non-recourse obligations ...............            44,000           (149,000)         1,700,000
  Proceeds from issuance of common stock ..................              --                 --              103,000
  Dividends paid to stockholders ..........................              --                 --             (384,000)
  Reissuance (purchase) of treasury stock .................              --                8,000           (105,000)
                                                                 ------------       ------------       ------------
  Net cash provided by (used in)
    financing activities ..................................       (11,024,000)         8,581,000         29,679,000
                                                                 ------------       ------------       ------------
  Net increase (decrease) in
    cash and cash equivalents .............................          (574,000)         2,058,000           (212,000)
  Cash and cash equivalents
    at beginning of year ..................................         3,728,000          1,670,000          1,882,000
                                                                 ------------       ------------       ------------
  Cash and cash equivalents at end of year ................      $  3,154,000       $  3,728,000       $  1,670,000
                                                                 ============       ============       ============

  Supplemental disclosures of information:
  Interest paid during the period:
  Operating interest ......................................      $  1,667,000       $  1,793,000       $  1,762,000
  Military Housing projects ...............................         3,433,000          1,779,000               --
                                                                 ------------       ------------       ------------
                                                                 $  5,100,000       $  3,572,000       $  1,762,000

 Income taxes paid during the period ......................      $    645,000       $    260,000       $    270,000
 Income taxes refunded during the period ..................      $    875,000       $       --         $       --

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

  During 1995, 1994 and 1993, equipment and software acquired under capital lease obligations amounted to $254,000, $0 and $224,000, respectively.

  During 1995, the Company received $1,700,000 in promissory notes in connection with the sale of Infrastructure Services, Inc.

  During 1993, the Company received $780,000 in promissory notes and 100,000 shares of common stock of Allied Waste Industries, Inc. in connection with the sale of the assets of Allstate Vacuum & Tanks, Inc.

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements of Team, Inc. (the "Company") include the financial statements of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

  MATERIALS AND SUPPLIES

  Materials and supplies are stated at the lower of cost (first-in, first-out method) or market.

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

                 CLASSIFICATION                          LIFE
-------------------------------------------------     -----------

Buildings........................................     20-25 years

Machinery and equipment..........................      2-10 years

  MILITARY HOUSING PROJECTS

  Buildings are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives of 10 to 40 years.

  GOODWILL AND PATENTS

  Goodwill and patents are carried at cost less accumulated amortization. Goodwill represents the excess of cost over the fair value of the net assets of businesses purchased. The cost of patents is amortized over 17 years while goodwill cost is amortized over 20 to 25 years. The accumulated amortization of goodwill was $1,304,000 and $989,000 at May 31, 1995 and 1994, respectively. Management periodically assesses the valuation of its goodwill to determine if an impairment reserve is necessary. No such reserve was considered necessary at May 31, 1995.

  REVENUE RECOGNITION

  The Company recognizes revenue when services are rendered.

  INCOME TAXES

  The Company accounts for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

  CONCENTRATION OF CREDIT RISK

  The Company provides services to the chemical, petrochemical, refining, pulp and paper, power and steel industries throughout the United States. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors.

                           TEAM, INC. AND SUBSIDIARIES

  EARNINGS PER SHARE

  Earnings per common and common equivalent share for fiscal 1995, 1994 and 1993 were computed using 5,160,000, 5,160,000 and 5,137,000 weighted average common shares outstanding during the respective years plus 0, 4,000, and 14,000 weighted average shares applicable to common stock equivalents, respectively.

  Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants, net of assumed repurchase of common shares based on the treasury stock method.

  STATEMENT OF CASH FLOWS

  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  DIVIDENDS

   No dividends were paid during the current or prior fiscal year. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

  RESTATEMENT

  The financial statements and related footnotes have been restated to reflect the Transportation Services segment as discontinued operations. See Note (2).


2.  DISCONTINUED OPERATIONS

  In April 1995, the Company sold substantially all of the assets of its Transportation Services segment and recognized a gain of $444,000 net of income taxes of $287,000. Proceeds from this divestiture amounted to approximately $3.7 million and were used primarily to reduce the Company's long-term debt. As a result of this sale, the Company is no longer in the transportation services business and has restated prior financial statements to reflect this segment as discontinued operations. A summary of the discontinued Transportation Services' assets and liabilities as of May 31, 1995 and 1994 follows:

                                                               MAY 31,
                                                    ----------------------------
                                                       1995              1994
                                                    ----------        ----------
Assets:
  Current assets ...........................        $  147,000        $2,366,000
  Property and equipment, net ..............              --           2,689,000
  Other long-term assets ...................              --             667,000
                                                    ----------        ----------
                                                       147,000         5,722,000
Liabilities:
  Current liabilities ......................            23,000            39,000
                                                    ----------        ----------
Net Assets .................................        $  124,000        $5,683,000
                                                    ==========        ==========

                           TEAM, INC. AND SUBSIDIARIES

  A summary of the results of discontinued transportation operations for each of the three years ended May 31, 1995, 1994, and 1993 are as follows:

                                                                                                       MAY 31,
                                                                              ------------------------------------------------------
                                                                                  1995                  1994                 1993
                                                                              -----------           -----------          -----------
Revenues ...........................................................          $ 7,226,000           $10,507,000          $13,683,000
Costs and Expenses:
  Operating expenses ...............................................            5,637,000             7,669,000            9,409,000
  Selling, general and administrative expenses .....................            1,655,000             2,150,000            2,111,000
  Interest expense .................................................              154,000               195,000              228,000
  Writedown of assets ..............................................              550,000                  --                   --
                                                                              -----------           -----------          -----------
Earnings (loss) before taxes .......................................             (770,000)              493,000            1,935,000
Provision (benefit) for taxes ......................................             (257,000)              168,000              658,000
                                                                              -----------           -----------          -----------
Earnings (loss) after taxes ........................................          $  (513,000)          $   325,000          $ 1,277,000
                                                                              ===========           ===========          ===========

   In July 1994, the Company sold substantially all the assets of Infrastructure Services, Inc. The purchase price consisted of $4,550,000 in cash and a subordinated promissory note in the principal amount of $1,700,000. This note bears interest at 9 percent per annum payable semi-annually and matures July 2002. A principal payment of $500,000 is due and payable in August 1997 and principal payments of $120,000 are due and payable semi-annually thereafter. The cash proceeds from the sale were used to reduce the Company's term loan with its primary lender. In the fourth quarter of fiscal 1994, the Company recognized an additional loss of $1,081,000 net of income tax benefit of $300,000 for the disposition of this discontinued operation and in the second quarter of fiscal 1995 the Company recognized an additional loss of $457,000 net of income tax benefit of $236,000 for the disposition of this discontinued operation. At May 31, 1994, net assets of the discontinued operations of approximately $6,250,000 consisted of the estimated net realizable value of the assets and liabilities sold.

   In April 1993, the Company sold the assets of Allstate Vacuum & Tanks, Inc. and recognized a pre-tax gain of $355,000. This gain is included as discontinued operations as of May 31, 1993.

3.  MILITARY HOUSING PROJECTS

  During fiscal 1992, the Company was awarded contracts to develop and construct four residential military housing projects for the Departments of the Army, Navy and Air Force which were assigned to a subsidiary of the Company, First America Capital Corporation, and its subsidiaries. Another subsidiary of the Company, First America Development Corporation, acted as on-site project manager. Under the Military housing program, residential housing projects are constructed by the private sector for lease to the United States government for a twenty-year term. The costs of construction of these residential projects were financed in June 1992 through the sale of approximately $52.5 million of Certificates of Participation in lease payments to be made by the United States government in connection with the rental of the units (the "Certificates of Participation"). These Certificates of Participation bear interest at the rate of 8.5 percent per annum.

  The 150-unit Military Housing project in New Mexico was completed and a lease was entered into by the United States government on July 29, 1993. The 300-unit Military Housing project located near Pensacola, Florida was completed and the lease was entered into effective October 12, 1993. The 250-unit Military Housing project located near Ft. Bragg, North Carolina was completed and the lease entered into effective November 1, 1993. Construction of the fourth project, located near Ft. Stewart, Georgia, never commenced as a result of extensive delays in obtaining necessary permits, easements and licenses. In fiscal 1993, the Company's subsidiary filed a Claim and Request for

                           TEAM, INC. AND SUBSIDIARIES

Change Order with the United States Army Corps of Engineers for additional costs and expenses as a result of these delays aggregating $4.7 million, approximately $1.4 million of which relate to claims of the general contractor. The decision of the Contracting Officer with respect to this claim was appealed to the Armed Services Board of Contract Appeals. In November 1993, the Company's subsidiary's right to proceed with construction of this project was terminated by the Corps and the portion of the Certificates of Participation attributable to the Ft. Stewart project was redeemed. The Company's subsidiary has appealed the Corps' decision to terminate the contract to the Armed Services Board of Contract Appeals.

  Payments due on the Certificates of Participation are made solely from rent paid by the government and available interest earnings. Rent payments under the lease agreements are held by the Trustee, United States Trust Company of New York, as restricted cash and are sufficient to cover principal and interest on the Certificates of Participation in full. The Government's obligation to make these lease payments is subject to annual congressional appropriation. Although this debt is non-recourse to the Company and its subsidiaries, the Company's subsidiaries have executed mortgages in favor of the Trustee for the Certificate holders encumbering each subsidiary's fee interest in the properties. Pursuant to the mortgages, the Trustee has obtained a security interest in the projects to secure payment to the Certificate holders. Annual principal installments on this non-recourse debt are as follows: 1996, $957,000; 1997, $1,041,000; 1998,
$1,131,000; 1999, $1,229,000; 2000, $1,336,000 and thereafter, $34,028,000.

4.  WRITEDOWN OF ASSETS

  The loss from continuing operations includes pre-tax charges of $6,253,000, primarily representing writedowns in the carrying value of certain of the Company's assets. The charge included provisions of $4,832,000 to reduce the carrying value of the military housing projects and related deferred expenses. In addition, the Company recorded pre-tax charges of $1,421,000 to write down the value of certain assets and to record provisions for certain deferred charges and account receivable losses.

5.  RECEIVABLES

Receivables consist of:
                                                             MAY 31,
                                                 ------------------------------
                                                     1995               1994
                                                 -----------       ------------
Trade accounts receivable .................      $ 7,691,000       $ 10,483,000
Current income tax receivable .............          722,000               --
Other receivables .........................          199,000            550,000
Allowance for doubtful accounts ...........         (204,000)          (242,000)
                                                 -----------       ------------
   Total ..................................      $ 8,408,000       $ 10,791,000
                                                 ===========       ============

                           TEAM, INC. AND SUBSIDIARIES

6.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:
                                                                 MAY 31,
                                                       -------------------------
                                                          1995           1994
                                                       ----------     ----------
Payroll and other compensation expenses ..........     $1,172,000     $1,130,000
Retainage Payable ................................           --        1,267,000
Insurance accruals ...............................        889,000        973,000
Other ............................................        644,000      1,348,000
                                                       ----------     ----------
   Total .........................................     $2,705,000     $4,718,000
                                                       ==========     ==========
7.  INCOME TAXES

  The provisions (benefits) for federal and state income taxes attributable to pre-tax earnings (loss) from continuing operations are as follows:

                                                 YEAR ENDED MAY 31,
                                    -------------------------------------------
                                        1995           1994             1993
                                    -----------      ---------      -----------
Federal income taxes:
  Current .....................     $(1,705,000)     $ 999,000      $ 1,013,000
  Deferred ....................        (867,000)      (540,000)        (327,000)
State income taxes:
  Current .....................          68,000        177,000          268,000
  Deferred ....................          79,000        (98,000)            --
                                    -----------      ---------      -----------
  Total .......................     $(2,425,000)     $ 538,000      $   954,000
                                    ===========      =========      ===========

  A reconciliation between income taxes related to earnings (loss) from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                       YEAR ENDED MAY 31,
                                              ----------------------------------
                                                  1995        1994       1993
                                              -----------   --------  ----------
Earnings (loss) from continuing operations
  before federal income taxes ..............  $(7,873,000)  $975,000  $1,558,000
                                              ===========   ========  ==========

Computed income taxes at statutory rate ....  $(2,677,000)  $332,000  $  530,000
Goodwill amortization ......................      147,000    117,000     128,000
State income taxes, net of federal tax
  benefit ..................................       97,000     52,000     177,000
Other ......................................        8,000     37,000     119,000
                                              -----------   --------  ----------
    Total ..................................  $(2,425,000)  $538,000  $  954,000
                                              ===========   ========  ==========

                           TEAM, INC. AND SUBSIDIARIES

A summary of the Company's deferred tax assets and liabilities were comprised of the following:

                                                         YEAR ENDED MAY 31,
                                                  -----------------------------
                                                      1995              1994
                                                  -----------       -----------
Basis differences for receivables ..........      $   (47,000)      $  (146,000)
Accelerated tax depreciation ...............         (714,000)       (1,185,000)
Other ......................................             --             (92,000)
                                                  -----------       -----------
Total deferred tax liabilities .............         (761,000)       (1,423,000)
                                                  ===========       ===========
Accrued expenses ...........................          476,000           803,000
Basis differences for inventory ............           53,000            80,000
Basis differences for other assets .........             --             633,000
Net operating loss carryforward ............          977,000              --
Other ......................................          136,000              --
                                                  -----------       -----------
Total deferred tax assets ..................        1,642,000         1,516,000
                                                  -----------       -----------
Net deferred tax assets ....................      $   881,000       $    93,000
                                                  ===========       ===========

  No valuation allowance was required for the deferred tax assets. Net deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

                                                            YEAR ENDED MAY 31,
                                                         ----------------------
                                                           1995          1994
                                                         --------     ---------
Prepaid expenses and other current assets ..........     $793,000     $ 439,000
Other assets .......................................       88,000          --
Deferred income taxes payable ......................         --        (346,000)
                                                         --------     ---------
Net deferred tax assets ............................     $881,000     $  93,000
                                                         ========     =========

  The Company has a net operating loss carryforward of $2,578,000 at May 31, 1995, which is subject to expire in fiscal year 2010.

8.  DEBT AND CREDIT ARRANGEMENTS

Long term debt consists of:
                                                         YEAR ENDED MAY 31,
                                                  ------------------------------
                                                      1995               1994
                                                  -----------        -----------
Term loan ................................        $ 3,950,000        $10,750,000
Revolving credit agreement ...............          8,817,000         10,031,000
Promissory note ..........................               --            1,944,000
Term note ................................          1,558,000          1,630,000
Capital lease obligations ................            275,000            311,000
Other ....................................            371,000            238,000
                                                  -----------        -----------
     .....................................         14,971,000         24,904,000
Less current portion .....................          1,344,000          3,903,000
                                                  -----------        -----------
 Total ...................................        $13,627,000        $21,001,000
                                                  ===========        ===========

                           TEAM, INC. AND SUBSIDIARIES

Long-term debt:

  Effective August 24, 1995, the Company extended and revised its bank credit agreement. The revised agreement, as amended September 13, 1995, provides a total credit facility of $15,950,000, consisting of a $3,950,000 term loan and a $12,000,000 revolving line of credit. The term loan is due December 1, 1996, and provides for quarterly principal payments beginning September 30, 1995, with the remaining balance due at maturity. The revolving line of credit also expires on December 1, 1996. Both the term loan and the revolving line of credit bear interest at rates not exceeding the bank's prime rate of interest (9 percent at May 31, 1995) plus one-half of one percent. A commitment fee of 0.375 percent is payable on the daily average unused amount of the revolving line of credit, less the aggregate amount of all outstanding letters of credit. At May 31, 1995, the Company had a $650,000 letter of credit outstanding against the revolving line of credit. Amounts outstanding under the revolving line of credit were $8,817,000 at May 31, 1995, and no additional amounts were available for borrowing under the terms of the agreement.

  Loans under the Company's bank credit agreement are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, advances, liens, leases and indebtedness, among other things.

  In addition to the loans under the credit agreement with its primary lender, the Company has a term note with a bank that is due June 15, 1999, bears interest at prime plus 1.25 percent and provides for sixty-six installments, the first six of which were interest only, the next fifty-nine of which will be even monthly installments of principal and interest, and the final installment being all unpaid principal and accrued interest. This loan is secured by land and buildings.

  Maturities of long-term debt are as follows:

                     YEAR ENDING MAY 31,
-------------------------------------------------------------
1996 ........................................................        $ 1,344,000
1997 ........................................................         12,066,000
1998 ........................................................            304,000
1999 ........................................................            266,000
2000 ........................................................            991,000
                                                                     -----------
Total .......................................................        $14,971,000
                                                                     ===========

                           TEAM, INC. AND SUBSIDIARIES

9.  STOCK OPTIONS AND EMPLOYEE BENEFIT
      PLANS AND SHAREHOLDER RIGHTS PLAN

  Pursuant to the option plans, the Company has granted options to purchase common stock to officers, directors and employees at prices equal to or greater than market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of grant of each option and may vary. Transactions under all plans are summarized below:

                                                      YEAR ENDED MAY 31,
                                               --------------------------------
                                                 1995        1994        1993
                                               --------    --------    --------
Shares under option, beginning of year .....    559,750     396,300     419,150
Changes during the year:
  Granted ..................................     65,400     182,900      71,200
  Exercised ................................       --          --       (45,000)
  Cancelled ................................   (113,100)    (19,450)    (49,050)
                                               --------    --------    --------
Shares under option, end of year ...........    512,050     559,750     396,300
                                               ========    ========    ========
Average option price per share .............   $   5.28    $   5.64    $   6.50
                                               ========    ========    ========
Exercisable at end of year .................    398,350     351,900     305,400
                                               ========    ========    ========
Available for future grant .................    555,950     503,250     616,700
                                               ========    ========    ========

  Under the Team, Inc. Salary Deferral Plan contributions are made by qualified employees, at their election, and matching Company contributions are made at specified rates. Company contributions in fiscal 1995, 1994 and 1993 were $214,000, $301,000 and $264,000, respectively.

  Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. The Company's contributions to the Plan in 1994 were $125,000. No contributions were made in 1995 nor 1993.

  On October 24, 1990, the Board of Directors of the Company adopted a Shareholder Rights Plan ("Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right ("Right") for each outstanding share of the Company's common stock ("Common Stock"), and on each share subsequently issued until separate Rights are distributed, or the Rights expire or are redeemed.

  Under the Rights Plan, each Right entitles the registered holder to purchase from the Company a unit consisting of one-hundredth of a share (a "Unit") of Series A Participatory Preferred Stock, $100.00 par value ("Preferred Stock") at a purchase price of $100.00 per Unit, subject to adjustment. Under certain circumstances, the Company may substitute an equivalent value of other securities of the Company, property or cash or any combination thereof in lieu of the Preferred Stock. Until exercisable, the Rights will not be transferrable apart from the Common Stock. The Rights will be exercisable only after an individual or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of Common Stock or commencement of a tender offer or exchange offer for 15 percent or more of the outstanding shares of Common Stock.

  In the event the Company is acquired in a merger or other business combination transaction, or more than 50 percent of the Company's assets, cash flow or earning power is sold or transferred, each Right will entitle its holder to receive, upon exercise of the Right, common stock of the acquiring company having a market value at the time of such transactions equal to two times the exercise price of the Right. In the event that an individual or group has acquired,

                           TEAM, INC. AND SUBSIDIARIES
or obtains the right to acquire 15 percent or more of the outstanding shares of Common Stock, each holder of a Right would thereafter have the right to receive, upon exercise of such Right, that number of shares of Common Stock having a value of twice the exercise price of the Right. This right would not arise in the event of a tender offer or exchange offer for all of the outstanding Common Stock at a price and on terms which the Board of Directors determines to be fair to and otherwise in the best interest of the Company and its shareholders.

  The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire at the close of business on October 1, 2000, unless earlier redeemed. At no time will the Rights have any voting rights.

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

  The Company's capital leases relate to certain office facilities, computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $831,000 and $876,000 at May 31, 1995 and 1994, before accumulated amortization of $226,000 and $198,000, respectively. Other assets includes software under capital lease in the amount of $164,000 and $0 at May 31, 1995 and 1994, before accumulated amortization of $19,000 and $0, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases with a term in excess of one year charged against earnings were $1,735,000, $2,216,000 and $3,220,000 in 1995, 1994, and 1993,
respectively.

  Minimum rental commitments for future periods are as follows:

                                                                                                     OPERATING
                         YEAR ENDING MAY 31,                                   CAPITAL LEASES          LEASES                TOTAL
-----------------------------------------------------------------------        --------------        ----------           ----------
1996 ..................................................................           $179,000           $1,215,000           $1,394,000
1997 ..................................................................             96,000              862,000              958,000
1998 ..................................................................             40,000              532,000              572,000
1999 ..................................................................               --                208,000              208,000
2000 ..................................................................               --                 98,000               98,000
                                                                                  --------           ----------           ----------
Total minimum lease payments ..........................................            315,000           $2,915,000           $3,230,000
                                                                                                     ==========           ==========
  Less amount representing interest ...................................             40,000
                                                                                  --------
Present value of net minimum lease payments ...........................           $275,000
                                                                                  ========

LEGAL PROCEEDINGS

  A subsidiary of the Company was committed, pursuant to an agreement with the United States Army Corps of Engineers (the "Corps"), to construct a 200 unit Federal housing project near the Ft. Stewart Military Reservation located in Hinesville, Georgia. Construction of this project never commenced as a result of extensive delays in obtaining easements, licenses and permits necessary in order to develop the project. In fiscal 1993, the Company filed a Claim and Request for Change Order with the Corps for additional costs and expenses incurred as a result of these delays, which is presently being appealed. During fiscal 1994, the Corps terminated the Agreement, thereby cancelling the project. The Company has separately appealed the Corps' decision to terminate the Agreement. At this time, the Company cannot predict the final outcome of its appeal of the Corps' decision to cancel the project or of its claim for additional costs and expenses.

                           TEAM, INC. AND SUBSIDIARIES

 The Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, while the final resolution of any such litigation or other matters may have an impact on the Company's consolidated financial results for a particular reporting period, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the Company's consolidated financial position.

11.  INDUSTRY SEGMENT INFORMATION AND MAJOR CUSTOMERS

  The following table sets forth: revenues, operating profit after corporate allocation and amortization of goodwill, identifiable assets, capital expenditures, and provision for depreciation and amortization attributable to each of the Company's two industry segments of its continuing operations. Identifiable assets are those assets used in each industry segment. Corporate assets are principally cash, buildings, notes receivable and intangibles. Intersegment transactions have been eliminated.

                                                                                                   YEAR ENDED MAY 31,
                                                                                  -------------------------------------------------
                                                                                     1995                1994                1993
                                                                                  --------            ---------            --------
                                                                                                   (IN THOUSANDS)
  Environmental services ..............................................           $ 50,816            $  56,891            $ 63,716
  Military Housing projects ...........................................              4,914                4,242                --
                                                                                  --------            ---------            --------
   Total ..............................................................           $ 55,730            $  61,133            $ 63,716
                                                                                  ========            =========            ========
Operating profit after corporate allocation
 and amortization of goodwill:(1)
  Environmental services ..............................................           $  3,342            $   4,226            $  4,896
  Military Housing projects ...........................................             (3,176)               2,318                --
  General corporate ...................................................             (3,149)                (948)             (1,720)
  Interest expense ....................................................             (4,890)              (4,621)             (1,618)
                                                                                  --------            ---------            --------
    Earnings before income taxes ......................................           $ (7,873)           $     975            $  1,558
                                                                                  ========            =========            ========
Identifiable assets at end of period:
    Environmental services ............................................           $ 24,523            $  28,971            $ 31,912
    Military Housing projects .........................................             45,934               53,569              42,581
    General corporate .................................................              9,601               20,574              22,395
                                                                                  --------            ---------            --------
      Total ...........................................................           $ 80,058            $ 103,114            $ 96,888
                                                                                  ========            =========            ========
Capital expenditures during period:
    Environmental services ............................................           $    640            $   1,211            $    980
    Military Housing projects .........................................                110                5,882              37,946
    General corporate .................................................                 27                   31                  67
                                                                                  --------            ---------            --------
      Total ...........................................................           $    777            $   7,124            $ 38,993
                                                                                  ========            =========            ========

                                       32

                           TEAM, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Provision for depreciation and amortization:
Environmental services ..................       $1,658       $1,709       $1,751
Military Housing projects ...............        1,449        1,262         --
General corporate .......................          850          614          683
                                                ------       ------       ------
  Total .................................       $3,957       $3,585       $2,434
                                                ======       ======       ======

(1) Included in 1995 operating profits are one-time charges representing writedowns taken in the second quarter as follows:

    Environmental services..............        $  724
    Military Housing projects...........         4,832
    General Corporate...................           697
                                                ------
                                                $6,253
                                                ======

  For the three years ended May 31, 1995, there were no customers with sales greater than 10 percent of consolidated revenues.

                           TEAM, INC. AND SUBSIDIARIES

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 1995 and 1994 were as follows: (in thousands except per share amounts)

                                                                                              FISCAL 1995
                                                                  -----------------------------------------------------------------
                                                                    FIRST             SECOND              THIRD             FOURTH
                                                                   QUARTER            QUARTER            QUARTER            QUARTER
                                                                  --------           --------           --------           --------
Revenues ...............................................          $ 14,300           $ 13,655           $ 14,393           $ 13,382
                                                                  ========           ========           ========           ========
Gross Profit ...........................................          $  7,077           $  6,550           $  6,985           $  6,532
                                                                  ========           ========           ========           ========
Earnings (Loss) from Continuing
  Operations, Net of Income Taxes ......................          $   (247)          $ (5,132)          $    (77)          $      8
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes ......................                11               (452)               117               (189)
Gain (Loss) on Sale of Discontinued
  Operations, Net of Income Taxes ......................              --                 (457)              --                  444
                                                                  --------           --------           --------           --------
Net Earnings (Loss) ....................................          $   (236)          $ (6,041)          $     40           $    263
                                                                  ========           ========           ========           ========
Net Earnings (Loss) per Common Share:
  Earnings (Loss) from
    Continuing Operations ..............................          $  (0.05)          $  (0.99)          $  (0.01)          $    .00
  Earnings (Loss) from
    Discontinued Operations ............................              --                (0.09)              0.02              (0.04)
  Earnings (Loss) on Sales of
    Discontinued Operations ............................              --                (0.09)              --                 0.09
                                                                  --------           --------           --------           --------

  Net Earnings (Loss) ..................................          $  (0.05)          $  (1.17)          $   0.01           $   0.05
                                                                  ========           ========           ========           ========
                                                                                                FISCAL 1994
                                                                        -----------------------------------------------------------
                                                                         FIRST           SECOND            THIRD            FOURTH
                                                                        QUARTER          QUARTER          QUARTER           QUARTER
                                                                        -------          -------          -------          --------
Revenues .....................................................          $13,909          $16,792          $15,383          $ 15,049
                                                                        =======          =======          =======          ========
Gross Profit .................................................          $ 6,910          $ 8,718          $ 7,875          $  7,255
                                                                        =======          =======          =======          ========
Earnings (Loss) from Continuing
  Operations, Net of Income Taxes ............................          $    78          $   289          $   242          $   (172)
Earnings (Loss) from Discontinued
   Transportation Operations,
  Net of Income Taxes ........................................              126              152               62               (15)
Loss on Sale of Discontinued Operations,
  Net of Income Taxes ........................................             --               --               --              (1,081)
                                                                        -------          -------          -------          --------
Net Earnings (Loss) ..........................................          $   204          $   441          $   304          $ (1,268)
                                                                        =======          =======          =======          ========
Net Earnings (Loss) per Common Share:
  Earnings (Loss) from
    Continuing Operations ....................................          $  0.02          $  0.06          $  0.05          $  (0.04)
  Earnings (Loss) from Discontinued
    Transportation Operations ................................             0.02             0.03             0.01              0.00
  Earnings (Loss) on
    Sale of Discontinued Operations ..........................             --               --               --               (0.21)
                                                                        -------          -------          -------          --------
  Net Earnings (Loss) ........................................          $  0.04          $  0.09          $  0.06          $  (0.25)
                                                                        =======          =======          =======          ========

                                       34

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                  P A R T  III.

  THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 1995, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                                            PAGE
                                                                            ----
Independent Auditors' Report ............................................... 17

Consolidated Balance Sheets - May 31, 1995 and 1994 ........................ 18

Consolidated Statements of Operations - Years ended May 31, 1995,
  1994 and 1993 ............................................................ 19

Consolidated Statements of Stockholders' Equity - Years ended
  May 31, 1995, 1994 and 1993 .............................................. 20

Consolidated Statements of Cash Flows - Years ended May 31, 1995,
  1994 and 1993 ............................................................ 21

Notes to Consolidated Financial Statements ................................. 23

2.  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts ............................ S-1

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

    3.  EXHIBITS
                                                                     SEQUENTIAL
                                                                       PAGE NO.
                                                                     ----------
  3(a)*    Second Restated Articles of Incorporation of the Company
           (filed as Exhibit 4.1 to the Company's Registration
           Statement on Form S-2, File No. 33-31663).

  3(b)*    Bylaws of the Company (filed as Exhibit 4.2 to the
           Company's Registration Statement on Form S- 2, File No.
           33-31663).

  4(a)* Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company's
           Registration Statement on Form S-1, File No. 2-68928).

  4(b)* Statement of Relative Rights and Preferences of Series A Participatory Preferred Stock of Team, Inc. (filed as
           Exhibit 2.2 to the Company's Form 8-A with the
           Securities and Exchange Commission on October 26, 1990).

  4(c)* Rights Agreement dated as of October 24, 1990 between Team, Inc. and Ameritrust Company National Association as Rights Agent (filed as Exhibit 2.1 to the Company's Form 8-A with the Securities and Exchange Commission on October 26, 1990).

  10(a) Asset Purchase Agreement dated April 10, 1995 by and between Hellums Service, Inc. and Hellums Services II,
           Inc.

  10(b) Asset Purchase Agreement dated April 10, 1995 by and between Elsik, Inc. and Elsik II, Inc.

  10(c)* Asset Purchase Agreement dated April 13, 1994 by and among ISI Acquisition Corp., Infrastructure Services, Inc., Epoxy Design Systems, Inc., General Gunite & Construction Co., Inc., Universal Services Co., Inc., Universal Texas Lite and Barricade, Inc., Water Company of America, Universal Federal Services, Inc. and Team, Inc. as amended by the Amendment to Asset Purchase Agreement dated July 1, 1994 and Second Amendment to Asset Purchase Agreement dated July 15, 1994 (filed as
           Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(d)* Assignment of Rents and Security Agreement dated June 1, 1992 by Ft. Bragg 801, Inc. for the benefit of Security Pacific National Trust Company (New York) ("Security") in its capacity as the Trustee for the Certificate Holders under that certain Trust Agreement Relating to Military Family Housing Projects (the "Trust Agreement") (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(e)* Assignment of Rents and Security Agreement dated June 1, 1992 by Portales 801, Inc. for the benefit of Security in its capacity as the Trustee for the Certificate Holders under the Trust Agreement (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(f)* Assignment of Rents and Security Agreement dated June 1, 1992 by Pensacola 801, Inc. for the benefit of Security in its capacity as the Trustee for the Certificate Holders under the Trust Agreement (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(g)*   Lease Agreement dated July 29, 1993 by and between the
           United States of America and Portales 801, Inc. (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(h)* Lease No. DACA21-5-94-0442 dated November 16, 1993 by and between Ft. Bragg 801, Inc. and the United States of America (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
           1994).

  10(i)*   Lease No. N62467-94-RP-00001 dated October 12, 1993 by
           and between Pensacola 801, Inc. and the United States of America (filed as Exhibit 10(g) to the Company's Annual Report on Form 10- K for the fiscal year ended May 31,
           1994).

  10(j)* Mortgage, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 by Pensacola 801, Inc. for the benefit of Security Pacific National Trust Company (New York) and Barnett Banks Trust Company, N.A. as Trustee for the Certificate Holders, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(k)* Amended and Restated Deed of Trust, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 from Ft. Bragg 801, Inc. to Palmer Wilcox, Mortgage Trustee, and Security, Trustee, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(l)* Amended, Modified and Restated Construction Deed of Trust, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 by Portales 801, Inc. to R. Max Best (Trustee) for the benefit of Security Pacific National Trust Company (New York), as Trustee for the Certificate Holders, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(m)*   Construction Loan Agreement between Team, Inc. and
           Sterling Bank dated November 15, 1993 (filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).

  10(n)*   Credit Agreement between Texas Commerce Bank, N.A. and
           Team, Inc. dated April 7, 1994 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994).

  10(o)* First Amendment and Supplement to Credit Agreement; and Term Note Modification Agreement between Texas Commerce Bank, N.A. and Team, Inc. effective as of February 28, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28,
           1995).

  10(p) Amended and Restated Credit Agreement by and among Texas Commerce Bank, N.A. and Team, Inc. and its subsidiaries dated August 24, 1995.

  10(q) Letter Agreement by and between Texas Commerce Bank, N.A. and Team, Inc. dated September 13, 1995.



  10(r)*   1987 Amended and Restated Stock Option Plan dated
           December 16, 1991 (filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994).

  10(s)# Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

  10(t)# Employment Agreement effective October 1, 1990 between the Company and Ms. Valerie L. Banner, Vice President and
           General Counsel of Team, Inc.

  10(u)# Employment Agreement effective as of November 1, 1994 between the Company and Mr. John M. Slack, Vice
           President of Team, Inc.

  10(v)#   Amendment to Consulting and Salary Continuation
           Agreement dated September 20, 1994 by and between Team, Inc. and Mr. H. Wesley Hall (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1994).

  10(w)# Supplemental Retirement Agreement dated as of December 24, 1990 between Team, Inc. and H. Wesley Hall (filed as
           Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991) as amended by the First Amendment to Supplemental Retirement Agreement dated June 23, 1994 (filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

  10(x)# Supplemental Retirement Trust dated as of July 18, 1994 between Team, Inc. and Texas Commerce Bank (filed as
           Exhibit 10(p) to the Company's Annual Report on Form
           10-K for the fiscal year ended May 31, 1994).

  10(y)* Fifth Amendment and Restatement of the Team, Inc. Salary Deferral Plan dated March 26, 1991 (filed as Exhibit
           10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

  10(z)*   Sixth Amendment to Salary Deferral Plan dated as of
           October 10, 1991. (filed as Exhibit 10(l) to the
           Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

  10(aa)* Team, Inc. Employee Stock Ownership Plan, as amended by First Amendment thereto, Second Amendment thereto and by two Third Amendments thereto adopted in the alternative (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989), and by Fourth Amendment dated as of December 31, 1991 (filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

  10(bb)# Team, Inc. Non-Employee Director Stock Option Plan effective December 1991 (filed as Exhibit 10(q) to the
           Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

  10(cc)# First Amendment to Non-Employee Directors' Stock Option Plan dated November 2, 1993 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994).

  10(dd)# Second Amendment to Team, Inc. Non-Employee Directors' Stock Option Plan effective as of October 28, 1994 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994).

  10(ee)*  Team, Inc. 1992 Stock Option Plan for Key Employees of
           Acquired Business effective January 1992 (filed as
           Exhibit 10(r) to the Company's Annual Report on Form
           10-K for the fiscal year ended May 31, 1992).

  21       Subsidiaries of the Company.

  23       Consent of Certified Public Accountants.

  27       Financial Data Schedule.


*   Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

  There were no reports filed by the Company on Form 8-K during the fourth quarter of fiscal 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 13, 1995.

                                    Team, Inc.

                                    By:        WILLIAM A. RYAN
                                          William A. Ryan, President
                                          and Chief Executive Officer
                                          (Pricipal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

  WILLIAM A. RYAN                 President, Chief         September 13, 1995
 (William A. Ryan)               Executive Officer
                                    and Director

 SIDNEY B. WILLIAMS                   Director             September 13, 1995
(Sidney B. Williams)

______________________                Director             September 13, 1995
  (H. Wesley Hall)

 JACK M. JOHNSON, JR.                 Director             September 13, 1995
(Jack M. Johnson, Jr.)

 E. THEODORE LABORDE                  Director             September 13, 1995
(E. Theodore Laborde)

 JOHN L. FARRELL, JR.                 Director             September 13, 1995
(John L. Farrell, Jr.)

  THOMAS N. AMONETT                   Director             September 13, 1995
 (Thomas N. Amonett)

    JOHN M. SLACK               Vice President and         September 13, 1995
   (John M. Slack)            Chief Financial Officer
                           (Principal Financial Officer
                         and Principal Accounting Officer)

                                                                    SCHEDULE II
                           TEAM, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                                  (B)
                                                                 BALANCE AT     CHARGED TO      CHARGED                    BALANCE
                                                                 BEGINNING       COST AND      TO OTHER        (A)          AT END
CLASSIFICATION                                                   OF PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
--------------                                                   ----------     ----------     --------     ----------   ----------
Deducted from assets to which they apply:
Allowance for doubtful accounts:
  Year ended May 31, 1995 ...............................           $242           $205           $--          $243         $204
  Year ended May 31, 1994 ...............................            164            164            --            86          242
  Year ended May 31, 1993 ...............................            108            142            --            86          164

Allowance for notes receivable:
  Year ended May 31, 1995 ...............................           $ 77           $ 28           $163         $--          $268
  Year ended May 31, 1994 ...............................            --              77            --           --            77

(A) Net write-off of bad debt

(B) Included in writedown

                                       S1

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1995            COMMISSION FILE NUMBER 1-8604
                              --------------------
                                   TEAM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                          74-1765729
           (STATE OF                                    (I.R.S. EMPLOYER
         INCORPORATION)                                IDENTIFICATION NO.)

1001 FANNIN STREET, SUITE 4656, HOUSTON, TEXAS                77002
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 659-3600
                               ------------------
                                    EXHIBITS

                                    Volume II

                                       S2