Form 10-Q
period 1995-08-31
TEAM INC
filed 1995-10-13
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____________________ August 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number                   1-8604
                      ----------------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Texas                                    74-1765729
------------------------------------      --------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


 1001 Fannin, Suite 4656, Houston, Texas                  77002
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code    (713) 659-3600
                                                   -----------------------------

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                                       No
                 ----                                         ----

On September 29, 1995, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements


                Consolidated Balance Sheets --                               3
                  August 31, 1995 and May 31, 1995


                Consolidated Statements of Earnings --                       4
                  Three Months Ended
                  August 31, 1995 and 1994


                Consolidated Statements of Cash Flows --                     5
                 Three Months Ended
                 August 31, 1995 and 1994


                Notes to Consolidated Financial Statements                   6


  Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                7


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                               10

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                      AUGUST 31,            MAY 31,
                                                                                    1995                1995
                                                                              ---------------     ---------------
                                                                ASSETS
Current Assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .           $ 2,292,000         $ 3,154,000
 Accounts receivable, net of allowance for doubtful
   accounts of $204,000 and $204,000    . . . . . . . . . . . . . . .             9,152,000           8,408,000
 Materials and supplies   . . . . . . . . . . . . . . . . . . . . . .             6,462,000           6,641,000
 Prepaid expenses and other current assets      . . . . . . . . . . .               865,000           1,374,000
                                                                                -----------         -----------
   Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .            18,771,000          19,577,000
Net Assets of Discontinued Operations . . . . . . . . . . . . . . . .                    --             124,000
Property, Plant and Equipment:
  Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . .             6,896,000           6,889,000
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .            10,977,000          10,864,000
                                                                                -----------         -----------
                                                                                 17,873,000          17,753,000
  Less accumulated depreciation and amortization  . . . . . . . . . .            11,989,000          11,641,000
                                                                                -----------         -----------
                                                                                  5,884,000           6,112,000
Military Housing Projects:
  Restricted cash and other assets  . . . . . . . . . . . . . . . . .             1,972,000           2,897,000
  Land and buildings, net of accumulated
    depreciation of $5,075,000 and $4,710,000 . . . . . . . . . . . .            42,216,000          42,581,000
                                                                                -----------         -----------
                                                                                 44,188,000          45,478,000
Goodwill, Net of Accumulated Amortization . . . . . . . . . . . . . .             5,504,000           5,583,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,203,000           3,184,000
                                                                                -----------         -----------
                                                                                $77,550,000         $80,058,000
                                                                                ===========         ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt  . . . . . . . . . . . . . . . . .           $ 1,309,000         $ 1,344,000
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .               598,000             742,000
 Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . .             2,764,000           2,705,000
 Current income taxes payable   . . . . . . . . . . . . . . . . . . .               126,000                   -
                                                                                -----------         -----------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .             4,797,000           4,791,000
Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,379,000          13,627,000
Military housing projects' Non-recourse Obligations:
 Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            39,253,000          39,722,000
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               765,000           1,595,000
                                                                                -----------         -----------
                                                                                 40,018,000          41,317,000
Stockholders' Equity:
    Preferred stock, cumulative, par value $100 per share,
      500,000 shares authorized, none issued  . . . . . . . . . . . .                    --                  --
    Common stock, par value $.30 per share, 10,000,000 shares
      authorized and 5,169,542 shares issued  . . . . . . . . . . . .             1,551,000           1,551,000
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            24,992,000          24,992,000
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .            (6,090,000)         (6,123,000)
    Treasury stock at cost, 9,700 shares  . . . . . . . . . . . . . .               (97,000)            (97,000)
                                                                                -----------         -----------
                                                                                 20,356,000          20,323,000
                                                                                -----------         -----------
                                                                                $77,550,000         $80,058,000
                                                                                ===========         ===========


                See notes to consolidated financial statements                 3

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                    THREE MONTHS ENDED
                                                                             ---------------------------------
                                                                                AUGUST 31,         AUGUST 31,
                                                                                   1995               1994
                                                                             --------------      -------------
Revenues:
    Operating revenues  . . . . . . . . . . . . . . . . . . . . . . .          $12,117,000        $13,095,000
    Military housing project lease revenues . . . . . . . . . . . . .            1,258,000          1,205,000
                                                                               -----------         ----------
                                                                                13,375,000         14,300,000
Operating Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . .            6,373,000          6,773,000
    Selling, general and administrative expenses  . . . . . . . . . .            5,057,000          5,896,000
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              325,000            387,000
                                                                               -----------         ----------
                                                                                11,755,000         13,056,000
Military Housing Project Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . .              556,000            450,000
    General and administrative expenses . . . . . . . . . . . . . . .               53,000            147,000
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              839,000            858,000
                                                                               -----------         ----------
                                                                                 1,448,000          1,455,000

Earnings (Loss) from Continuing Operations before income taxes  . . .              172,000           (211,000)
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .              139,000             36,000
                                                                               -----------         ----------
Earnings (Loss) from Continuing Operations,
    Net of Income Taxes . . . . . . . . . . . . . . . . . . . . . . .               33,000           (247,000)
Earnings from Discontinued
    Operations, Net of Income Taxes . . . . . . . . . . . . . . . . .                   --             11,000
                                                                               -----------         ----------
Net Earnings (Loss) . . . . . . . . . . . . . . . . . . . . . . . . .          $    33,000        $  (236,000)
                                                                               ===========        ===========


Net earnings (Loss) Per Common Share:
    Earnings (Loss) from Continuing Operations  . . . . . . . . . . .          $       .01        $      (.05)
    Earnings from Discontinued Operations . . . . . . . . . . . . . .                   --                .00
                                                                               -----------        -----------
Net Earnings (Loss) . . . . . . . . . . . . . . . . . . . . . . . . .          $       .01        $      (.05)
                                                                               ===========        ===========

    Weighted average number of shares outstanding . . . . . . . . . .             5,160,000         5,160,000
                                                                               ============       ===========


                See notes to consolidated financial statements                 4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED
                                                                             ---------------------------------
                                                                               AUGUST 31,          AUGUST 31,
                                                                                  1995                1994
                                                                             --------------      -------------
Cash Flows From Operating Activities:
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .          $    33,000        $  (247,000)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . .              912,000          1,024,000
          Provision for doubtful accounts and notes receivable  . . .                   --             60,000
          Loss on sale of assets  . . . . . . . . . . . . . . . . . .                3,000                 --
          Change in assets and liabilities:
             (Increase) decrease:
                 Accounts receivable  . . . . . . . . . . . . . . . .             (744,000)           783,000
                 Materials and supplies . . . . . . . . . . . . . . .              179,000            185,000
                 Prepaid expenses and other assets  . . . . . . . . .              509,000           (126,000)
             Increase (decrease):
                 Accounts payable . . . . . . . . . . . . . . . . . .             (144,000)        (2,119,000)
                 Other accrued liabilities  . . . . . . . . . . . . .               59,000           (186,000)
                 Income taxes payable . . . . . . . . . . . . . . . .              126,000            (93,000)
                                                                               -----------        -----------
       Net cash provided by (used in) operating activities  . . . . .              933,000           (719,000)

Cash Flows From Investing Activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .             (145,000)          (212,000)
    Disposal of property and equipment  . . . . . . . . . . . . . . .                4,000             11,000
    Decrease (increase) in other assets . . . . . . . . . . . . . . .             (121,000)           127,000
    Decrease in net assets of discontinued operations . . . . . . . .              124,000            828,000
    Decrease in military housing projects'
      restricted cash and other assets  . . . . . . . . . . . . . . .              925,000          1,369,000
    Proceeds from sale of company . . . . . . . . . . . . . . . . . .                   --          4,550,000
                                                                               -----------        -----------
       Net cash provided by investing activities  . . . . . . . . . .              787,000          6,673,000

Cash Flows From Financing Activities:
    Payments under debt agreements
       and capital lease obligations  . . . . . . . . . . . . . . . .           (1,283,000)        (6,048,000)
    Proceeds from issuance of long-term debt  . . . . . . . . . . . .                   --            175,000
    Payments on military housing projects' non-recourse debt  . . . .             (469,000)          (431,000)
    Decrease in military housing projects'
       other non-recourse obligations . . . . . . . . . . . . . . . .             (830,000)          (766,000)
                                                                               -----------        -----------
       Net cash used in financing activities  . . . . . . . . . . . .           (2,582,000)        (7,070,000)
                                                                               -----------        -----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . .             (862,000)        (1,116,000)
Cash and cash equivalents at beginning of year  . . . . . . . . . . .            3,154,000          3,728,000
                                                                               -----------        -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .          $ 2,292,000        $ 2,612,000
                                                                               ===========        ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Interest:
          Operating interest  . . . . . . . . . . . . . . . . . . . .          $   292,000        $   470,000
          Military housing projects   . . . . . . . . . . . . . . . .            1,688,000          1,726,000
                                                                               -----------        -----------
                                                                               $ 1,980,000        $ 2,196,000
                                                                               ===========        ===========
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          $    13,000        $   139,000
                                                                               ===========        ===========


                See notes to consolidated financial statements                 5

                           TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Method of Presentation

      General

      The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1995.

      The August 31, 1994 financial statements have been restated to reflect the Transportation Services segment as discontinued operations.

2.    Dividends

      No dividends were paid during the first quarter of fiscal 1996 or 1995. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

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

      The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                                                 Three Months
                                                                Ended August 31,
                                                           --------------------------           % Increase/
                                                            1995                1994             (Decrease)
                                                           -----                -----           -----------
Revenues:
 Environmental services   . . . . . . . . . . .             90.6%                91.6%              (7.5)%
 Military housing projects  . . . . . . . . . .              9.4                  8.4                4.4
                                                           -----                -----
                                                           100.0                100.0               (6.5)
                                                           =====                =====

Operating expenses  . . . . . . . . . . . . . .             51.8                 50.5               (4.1)
Selling, general and administrative . . . . . .             38.2                 42.3              (15.4)
Interest expense  . . . . . . . . . . . . . . .              8.7                  8.7               (6.5)
                                                           -----                -----
  Total . . . . . . . . . . . . . . . . . . . .             98.7                101.5               (9.0)

Earnings (loss) from continuing
  operations before income taxes  . . . . . . .              1.3                 (1.5)               N/M

Provision for income taxes  . . . . . . . . . .              1.0                  0.2                N/M
                                                           -----                -----

Earnings (loss) from continuing
  operations net of income taxes  . . . . . . .              0.3%                (1.7)%              N/M
                                                           =====                =====                ===

[N/M = Not meaningful]


RESULTS OF OPERATIONS

Three Months Ended August 31, 1995 Compared to
    Three Months Ended August 31, 1994

 Primary Operations: For the three month period ended August 31, 1995, revenues from the Company's environmental services business totaled $12.1 million, 7 percent lower than revenues of $13.1 million reported in the same period of the prior fiscal year. This decrease resulted from lower revenues from the Company's emissions monitoring and environmental consulting and engineering services, primarily as a result of reduced reporting requirements by many of the Company's customers, due to the slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services.

 Operating expenses in the Company's primary operations declined by 6 percent from the first quarter of fiscal 1995, primarily due to lower personnel related costs. Gross profit margins declined from 48.3 percent to 47.4 percent, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses of $5.1 million in the first quarter of fiscal 1996, were $839,000, or 14 percent lower than in the prior year. The continuing impact of cost reduction programs implemented during the prior fiscal year has resulted in lower personnel, insurance and general expenses.

 Interest expense of $325,000 in the first three months of fiscal 1996 was 16 percent lower than in the same period of fiscal 1995 due to reduced average borrowing levels. Pre-tax income of $362,000 for the first quarter increased significantly from 1995 first quarter pre-tax earnings of $39,000.

 Military Housing Projects: For the three month period ended August 31, 1995, revenues were $1.3 million, $53,000 higher than revenues in the prior year period, due to increased maintenance revenues. The pre-tax loss from military housing was $190,000, compared to a loss of $250,000 in the first quarter of fiscal 1995. Reduced legal fees, associated with litigation with the general contractor of the projects which was settled in March 1995, accounted for the change.

 For the first quarter of fiscal 1996, the Company recorded net income of $33,000 compared to the net loss from continuing operations of $247,000 in the same period last year. The Company's net loss for the first quarter of fiscal 1995 was $236,000, including net earnings from the operations of the Company's discontinued transportation segment, which was sold in April 1995.

LIQUIDITY AND CAPITAL RESOURCES

 At August 31, 1995, the Company's working capital totaled $14.0 million, a decrease of $0.8 million from working capital of $14.8 million at May 31, 1995. The Company has been able to finance its working capital requirements through its internally generated cash flow and the sale of discontinued businesses and assets. In August 1995, the Company and its primary bank modified and extended the terms of its credit agreement, which provides a total credit facility of $15,950,000 consisting of a $3,950,000 term loan and a $12.0 million revolving line of credit. The term loan is due December 1, 1996, and provides for quarterly principal payments of $350,000 beginning September 30, 1995, with the balance due at maturity. The revolving line of credit also expires on December 1, 1996. At August 31, 1995, amounts outstanding under the revolving line of credit were $7.5 million.

 For the fiscal first quarter, ending August 31, 1995, net cash provided from operations totaled $933,000, resulting primarily from depreciation and amortization of $912,000, lower inventories of $179,000 and reductions in prepaid and other assets of $509,000. This was partially offset by higher accounts receivable of $744,000. Capital expenditures totaled $145,000 during the three month period ending August 31, 1995, primarily for the replacement of equipment used in the Company's operations.

 The Company reduced its revolving line of credit and other long-term debt by $1.3 million during the first quarter of fiscal 1996. Payments on military housing non-recourse debt were $469,000 during the quarter.

 Management expects that capital expenditures for fiscal 1996 will be approximately $1.5 million, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment. The Company also intends to sell the military housing projects and is actively marketing the properties, although there can be no assurance that any potential transaction will be completed. Management intends to utilize the proceeds of such a sale, if any, to further reduce bank debt and to increase available working capital.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated August 25, 1995 pursuant to "Item 5 - Other Events" relating to the election of Mr. William
     A. Ryan as the Company's interim Chairman, President and Chief Executive Officer effective August 25, 1995 to replace Mr. H. Wesley Hall.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             TEAM, INC.
                                             (Registrant)


Date:    October 13, 1995


                                             JOHN M. SLACK
                                             ---------------------------------
                                             John M. Slack, Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)