Form 10-Q
period 1995-11-30
TEAM INC
filed 1996-01-16
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           November 30, 1995
                               _________________________________________

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period __________________ to __________________

Commission file number                   1-8604

                                  TEAM, INC.

            (Exact name of registrant as specified in its charter)


                     Texas                                    74-1765729
          -------------------------------           ---------------------------
           (State or other jurisdiction                    (I.R.S. Employer
              of incorporation                          Identification Number)
              or organization)

1019 South Hood Street, Alvin, Texas          77511
--------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (713) 331-6154


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


On January 2, 1995, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX



                                                                                                          Page No.
                                                                                                          --------
 PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                           Consolidated Balance Sheets --                                                     3
                            May 31, 1995 and November 30, 1995


                           Consolidated Statements of Operations --                                           4
                            Three Months Ended
                            November 30, 1995 and 1994
                            Six Months Ended
                            November 30, 1995 and 1994


                           Consolidated Statements of Cash Flows --                                           5
                            Six Months Ended
                            November 30, 1995 and 1994


                           Notes to Consolidated Financial Statements                                         6

          Item 2. Management's Discussion and Analysis                                                        7
                           of Financial Condition and
                           Results of Operations


 PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders                                        11

          Item 6. Exhibits and Reports on Form 8-K                                                           11

ITEM 1.  FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 November 30,                 May 31,
                                                                                    1995                        1995
                                                                                 -----------                -----------
                                                          ASSETS
 Current Assets:

     Cash and cash equivalents                                                    $1,939,000                 $3,154,000
     Accounts receivable, net of allowance for
     doubtful accounts of $204,000 and $204,000                                    9,097,000                  8,408,000
     Materials and supplies                                                        6,170,000                  6,641,000

     Prepaid expenses and other current assets                                     1,174,000                  1,374,000
                                                                                 -----------                -----------
        Total current assets                                                      18,380,000                 19,577,000
 Net Assets of Discontinued Operations                                                    --                    124,000
 Property, Plant and Equipment:

     Land and buildings                                                            6,896,000                  6,889,000
     Machinery and equipment                                                      11,032,000                 10,864,000
                                                                                 -----------                -----------
                                                                                  17,928,000                 17,753,000
     Less accumulated depreciation and amortization                               12,278,000                 11,641,000
                                                                                 -----------                -----------
                                                                                   5,650,000                  6,112,000
 Military Housing Projects:
     Restricted cash and other assets                                              2,742,000                  2,897,000

     Land and buildings, net of accumulated
     depreciation of $5,439,000 and $4,710,000                                    41,852,000                 42,581,000
                                                                                 -----------                -----------
                                                                                  44,594,000                 45,478,000
 Goodwill, Net of Accumulated Amortization                                         5,425,000                  5,583,000
 Other Assets                                                                      3,088,000                  3,184,000
                                                                                 -----------                -----------
                                                                                 $77,137,000                $80,058,000
                                                                                 ===========                ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt                                            $1,287,000                 $1,344,000
     Accounts payable                                                                746,000                    742,000

     Other accrued liabilities                                                     2,636,000                  2,705,000
     Current income tax payable                                                       22,000                         --
                                                                                 -----------                -----------
        Total Current Liabilities                                                  4,691,000                  4,791,000

 Long-term Debt                                                                   11,910,000                 13,627,000
 Military Housing Projects' Non-recourse Obligations:
     Debt                                                                         39,253,000                 39,722,000
     Other                                                                         1,474,000                  1,595,000
                                                                                 -----------                -----------
                                                                                  40,727,000                 41,317,000
 Stockholders' Equity:
     Preferred stock, cumulative, par value $100 per
     share, 500,000 shares authorized, none issued                                        --                         --

     Common stock, par value $.30 per share, 10,000,000
     shares authorized, 5,169,542 shares issued                                    1,551,000                  1,551,000
     Additional paid-in capital                                                   24,992,000                 24,992,000
     Accumulated deficit                                                          (6,637,000)                (6,123,000)
     Treasury stock at cost, 9,700 shares                                            (97,000)                   (97,000)
                                                                                 -----------                -----------
                                                                                  19,809,000                 20,323,000
                                                                                 -----------                -----------
                                                                                 $77,137,000                $80,058,000
                                                                                 ===========                ===========

                See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                        Six Months Ended
                                                    ---------------------------------        ---------------------------------
                                                    November 30,         November 30,        November 30,         November 30,
                                                        1995                1994                1995                 1994
                                                    -----------          ------------        -----------          ------------
 Revenues:
     Operating revenue                              $11,475,000          $12,450,000         $23,593,000          $25,545,000

     Military Housing
     Project lease revenue                            1,253,000            1,205,000           2,511,000            2,410,000
                                                    -----------          -----------         -----------          -----------
                                                     12,728,000           13,655,000          26,104,000           27,955,000

 Operating costs and expenses:
     Operating expenses                               6,399,000            6,604,000          12,772,000           13,377,000

     Selling, general and
     administrative expenses                          5,260,000            6,141,000          10,317,000           12,036,000

     Interest                                           301,000              376,000             626,000              764,000
     Writedown of assets                                     --            1,421,000                  --            1,421,000
                                                    -----------          -----------         -----------          -----------
                                                     11,960,000           14,542,000          23,715,000           27,598,000

 Military Housing Project
     Costs and Expenses:

     Operating expenses                                 556,000              501,000           1,113,000              951,000
     General and
     administrative expenses                             57,000              604,000             110,000              751,000

     Interest                                           834,000              854,000           1,673,000            1,712,000

     Writedown of assets                                     --            4,832,000                  --            4,832,000
                                                    -----------          -----------         -----------          -----------
                                                      1,447,000            6,791,000           2,896,000            8,246,000

 Loss from Continuing Operations before
 Income Taxes                                          (679,000)          (7,678,000)           (507,000)          (7,889,000)

 Provision (benefit)
 for Income Taxes                                      (131,000)          (2,546,000)              7,000           (2,510,000)
                                                    -----------          -----------         -----------          -----------
 Loss from Continuing
 Operations, Net of Income Taxes                       (548,000)          (5,132,000)           (514,000)          (5,379,000)
 Loss on Discontinued
 Operations, Net of Income Taxes                             --             (452,000)                 --             (441,000)

 Change in Estimated Loss on
 Sale of Discontinued
 Operations, Net of Income Taxes                             --             (457,000)                 --             (457,000)
                                                    -----------          -----------         -----------          -----------
 Net Loss                                             $(548,000)         $(6,041,000)          $(514,000)         $(6,277,000)
                                                    ===========          ===========           =========          ===========

 Net Loss Per Common Share:
     Loss from
     Continuing Operations                               $(0.11)              $(0.99)             $(0.10)              $(1.04)

     Loss from
     Discontinued Operations                                 --                (0.09)                 --                (0.09)

     Change in Estimated
     Loss on Sale of
     Discontinued Operations                                 --                (0.09)                 --                (0.09)
                                                    -----------          -----------         -----------          -----------
     Net Loss                                            $(0.11)              $(1.17)             $(0.10)              $(1.22)
                                                    ===========          ===========         ===========          ===========

     Weighted number of
     shares outstanding                                5,160,000            5,160,000          5,160,000             5,160,000





                See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                  --------------------------------------
                                                                                  November 30,              November 30,
                                                                                     1995                      1994
                                                                                  -----------               -----------
 Cash Flows From Operating Activities:
     Loss from continuing
     operations, net of income taxes                                               $(514,000)               $(5,379,000)

     Adjustments to reconcile loss
     from continuing operations, net of
     income taxes, to net cash provided
     by operating activities:
        Depreciation and amortization                                              1,806,000                  2,034,000
        Provision for doubtful accounts
        and notes receivable                                                              --                    141,000
        (Gain) Loss on sale of assets                                                  3,000                     (8,000)
        Writedown of assets                                                               --                  6,253,000
        Noncurrent deferred income taxes                                                  --                 (1,798,000)
        Change in assets and liabilities:
           (Increase) decrease:

              Accounts receivable                                                   (689,000)                 1,569,000
              Materials and supplies                                                 471,000                    171,000
              Prepaid expenses and other assets                                      200,000                   (311,000)
           Increase (decrease):
              Accounts payable                                                         4,000                 (1,215,000)
              Other accrued liabilities                                              (69,000)                  (572,000)
              Income taxes payable                                                    22,000                   (753,000)
                                                                                  ----------                 ----------

        Net cash provided by operating activities                                  1,234,000                    132,000
 Cash Flows from Investing Activities:
     Capital expenditures                                                           (272,000)                  (276,000)
     Disposal of property and equipment                                                4,000                     19,000
     Cash received on sale of company                                                     --                  4,550,000
     Decrease (increase) in other assets                                            (137,000)                   107,000
     Decrease in net assets of discontinued operations                               124,000                    775,000

     Decrease in military housing projects'
     restricted cash and other assets                                                155,000                     84,000
                                                                                  ----------                 ----------
        Net cash provided by (used in)
        investing activities                                                        (126,000)                 5,259,000
 Cash Flows From Financing Activities:
     Payments under debt agreements
     and capital lease obligations                                                (1,733,000)                (6,658,000)
     Borrowings under debt agreements                                                     --                    272,000
     Payments on military housing
     projects' non-recourse debt                                                    (469,000)                  (431,000)
     Decrease in military housing projects'
     other non-recourse obligations                                                 (121,000)                   (47,000)
                                                                                  ----------                 ----------
        Net cash used in
        financing activities                                                      (2,323,000)                (6,864,000)
                                                                                  ----------                 ----------
 Net decrease in cash and cash equivalents                                        (1,215,000)                (1,473,000)
 Cash and cash equivalents at beginning of year                                    3,154,000                  3,728,000
                                                                                  ----------                 ----------
 Cash and cash equivalents at end of period                                       $1,939,000                 $2,255,000
                                                                                  ==========                 ==========
 Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest:
           Operating interest                                                       $639,000                   $888,000
           Military housing projects                                               1,688,000                  1,726,000
                                                                                  ----------                 ----------
                                                                                  $2,327,000                 $2,614,000
                                                                                  ==========                 ==========
        Taxes paid                                                                   $57,000                   $211,000
                                                                                  ==========                 ==========

        Tax refunds                                                                  $21,000                         $0
                                                                                  ==========                 ==========


Supplemental schedule of non-cash financing activities:

   During the period ended November 30, 1994, computer hardware and software acquired under capital lease obligations amounted to $254,000.





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

         The November 30, 1994 financial statements have been restated to reflect the Transportation Services segment as discontinued operations.

2.       Dividends

         No dividends were paid during the first six months of fiscal 1996 or 1995. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.       Other

         The Company's management is presently pursuing negotiations to sell the military housing business segment. Should such a sale be consummated, the operations of this business segment will be accounted for as discontinued operations.

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

The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                                   Percentage of Revenue                          Increase/(Decrease)
                                   ------------------------------------------------------      ------------------------
                                                                                                  Three           Six
                                        Three Months                    Six Months               Months         Months
                                     Ended November 30,             Ended November 30,            Ended          Ended
                                   -----------------------        -----------------------      -------------------------
                                    1995            1994           1995            1994           11/30          11/30
                                                                                                  1995           1995
                                   --------       --------        --------       --------      ---------        --------
 Revenues:

    Core businesses                  90.2 %         91.2 %          90.4 %         91.4 %         (7.8)%          (7.6)%
    Military housing
    project lease revenue             9.8            8.8             9.6            8.6            4.0             4.2
                                   --------       --------        --------       --------
 Total Revenue                      100.0 %        100.0 %         100.0 %        100.0 %         (6.8)%          (6.6)%

 Core Business
  Costs and Expenses:
    Operating expenses               50.3 %         48.4 %          48.9 %         47.8 %         (3.1)%          (4.5)%
    SG&A expenses                    41.3           45.0            39.5           43.1          (14.4)          (14.3)
    Interest                          2.4            2.7             2.4            2.7          (19.9)          (18.0)
    Writedown of assets                 0           10.4               0            5.1         (100.0)         (100.0)
                                   --------       --------        --------       --------
                                     94.0 %        106.5 %          90.8 %         98.7 %        (17.8)%         (14.1)%
 Military
 Housing Projects:
    Operating expenses                4.4            3.7             4.3            3.4           10.9            17.0
    G&A expenses                      0.4            4.4             0.4            2.7          (90.6)          (85.3)
    Interest                          6.5            6.2             6.4            6.1           (2.3)           (2.3)
    Writedown of assets                 0           35.4               0           17.3         (100.0)         (100.0)
                                   --------       --------        --------       --------
                                     11.3 %         49.7 %          11.1 %         29.5 %        (78.7)%         (64.9)%
 Loss from
  continuing operations
  before income taxes                (5.3)         (56.2)           (1.9)         (28.2)          91.2            93.6
 Provision (benefit)
  for income taxes                   (1.0)         (18.6)            0.1           (9.0)          94.8           100.3
                                   --------       --------        --------       --------
 Earnings (loss) from
  continuing operations
  net of income taxes                (4.3)%        (37.6)%          (2.0)%        (19.2)%         89.3            90.4
                                   ========       ========        ========       ========      =========        ========

RESULTS OF OPERATIONS

Three Months Ended November 30, 1995 Compared to Three Months Ended November 30, 1994

Primary Operations: For the three month period ended November 30, 1995, revenues from the Company's environmental services business totaled $11.5 million, 8 percent lower than revenues of $12.5 million reported in the same period of the prior fiscal year. This decrease resulted from lower revenues from the Company's emissions monitoring and environmental consulting and engineering services, primarily as a result of reduced reporting requirements by many of the Company's customers, due to the slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services. However, revenue from the Company's leak sealing services remains stable.

Operating expenses in the Company's primary operations declined by 3 percent from the second quarter of the prior year, primarily due to lower personnel related costs. Gross profit margins declined from 47.0 percent to 44.2 percent, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses of $5.3 million in the three month period ended November 30, 1995 were $881,000, or 14 percent lower than in the prior year. The continuing impact of cost reduction programs implemented during the prior fiscal year has resulted in lower personnel, and other general expenses.

Interest expense of $301,000 in the three month period ended November 30, 1995 was 20 percent lower than in the same period of the prior year due to reduced average borrowing levels. The Company incurred a pre-tax operating loss on its primary operations of $485,000 in the quarter ended November 30, 1995 compared to a pre-tax operating loss of $2.1 million in the prior year ($671,000 pre-tax operating loss in the prior year excluding the effect of a one time writedown recorded in the three month period ended November 30, 1994).

Military Housing Projects: For the three month period ended November 30, 1995, revenues were $1.3 million, $48,000 higher than revenues in the prior year period, due to increased maintenance revenues. The pre-tax loss from military housing was $194,000 compared to a loss of $754,000 in the same quarter of the prior year, excluding the effect of a one time writedown in the amount of $4.8 million. Reduced legal fees, associated with the settlement of litigation with the general contractor of the projects in March 1995, accounted for the change.

For the three month period ended November 30, 1995, the Company recorded a net loss of $548,000 which was less than the net loss from continuing operations of $5.1 million ($1,005,000 excluding the one time writedown) in the same period last year. The Company's net loss for the same period of the prior year was $6.0 million, including the net change in estimate on sale of discontinued operations and the net earnings from the operations of the Company's discontinued transportation segment, which was sold in April 1995.

Six Months Ended November 30, 1995 Compared to Six Months Ended November 30, 1994

Primary Operations: For the six month period ended November 30, 1995, revenues from the Company's environmental services business were $23.6 million, $1.9 million, or 8% lower than revenues of $25.5 million in the comparable period last year. Reduced demand for the Company's emissions monitoring and environmental consulting and engineering services accounted for the majority of this decrease.

Operating expenses in the six months ended November 30, 1995 were $12.8 million, 5% lower than operating expenses in the same period last year. The Company has reduced personnel related costs; however, due to competitive pressures, the cost decreases have not offset in full the decline in revenues. Selling, general and administrative expenses were $10.3 million in the six month period ended November 30, 1995, $1.7 million lower than in the prior year, primarily due to the continuing impact of cost reduction programs.

Military Housing Projects: For the six months ended November 30, 1995, revenues were $2.5 million, $101,000 higher than revenues in the prior year due to increased maintenance revenues. The pre-tax loss was $385,000 in the six month period ended November 30, 1995, compared to a loss of $5.8 million, $1.0 million excluding the effects of the writedown of assets, in the comparable period of the prior year. Reduced legal fees accounted for the change.

The Company recorded a net loss for the six months ended November 30, 1995 of $514,000, which was substantially lower than the net loss from continuing operations of $5.4 million last year ($1,252,000 excluding the one time writedown). Including the net change in estimate on sale of discontinued operations of $457,000 and the net loss of $441,000 on the discontinued transportation segment, the Company's net loss was $6.3 million for the six months ended November 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1995, the Company's working capital totaled $13.7 million, a decrease of $1.1 million from working capital of $14.8 million at May 31, 1995. This decrease was primarily attributable to the reduction of cash as a result of debt payments. The Company has been able to finance its working capital requirements through its internally generated cash flow. In August 1995, the Company and its primary bank modified and extended the terms of its credit agreement, which provides a total credit facility of $15,950,000 consisting of a $3,950,000 term loan and a $12.0 million revolving line of credit. The term loan is due December 1, 1996, and provides for quarterly principal payments of $350,000 which began September 30, 1995, with the balance due at maturity. The revolving line of credit also expires on December 1, 1996. At November 30, 1995, amounts outstanding under the revolving line of credit were $7.5 million.

For the six month period ended November 30, 1995, net cash provided from operations totaled $1.2 million, resulting primarily from depreciation and amortization of $1.8 million, lower inventories of $471,000, and reductions in prepaids and other assets of $200,000. This was partially offset by the net loss of $514,000 and higher accounts receivable of $689,000. Capital expenditures totaled $272,000 during the six month period ending November 30, 1995 as a result of the replacement of equipment used in the Company's operations. The Company reduced its revolving line of credit and other long-term debt by $1.7 million during the six month period ending November 30, 1995. Payments on military housing non-recourse debt were $469,000 during the first two quarters. These payments were made with rental receipts deposited in the military housing projects' restricted cash account.

Management expects that capital expenditures for fiscal 1996 will be approximately $1.5 million, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment.

In order to focus its efforts on the Company's environmental maintenance and consulting services, management intends to sell its military housing business. The proceeds of such a sale, if completed, will be used to increase available working capital and to reduce bank debt. Management is presently negotiating with a prospective buyer, although there can be no assurance that the transaction will be completed.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1995 Annual Meeting of Shareholders of the Company was held on November 1, 1995. At the meeting Mr. Sidney B. Williams was reelected and Mr. George W. Harrison was elected to serve as Class III Directors for a term of three years. The votes with respect to the election of each such director were as follows:

            NAME                               FOR                      WITHHELD
            ----                               ---                      --------
Mr. Sidney B. Williams                       3,801,238                   492,924
Mr. George W. Harrison                       3,877,342                   416,820

The five directors continuing in office until the expiration of their respective terms are Messrs. William A. Ryan, John L. Farrell, Jr., Jack M. Johnson, Jr., E. Theodore Laborde and Thomas N. Amonett.

The shareholders also approved the appointment of Deloitte & Touche as independent certified public accounts to audit the Company's accounts for the fiscal year ending May 31, 1996 by the following vote:

   FOR                                AGAINST                      ABSTAIN
   ---                                -------                      -------
4,084,111                             163,322                      46,729



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Fourth Amendment to Team, Inc. Amended and Restated 1987 Restricted Stock Option Plan

      10.2    Third Amendment to Team, Inc. Non-Employee Directors' Stock
              Option Plan

      27      Financial Data Schedule

(b)   Reports on Form 8-K

      There were no Form 8-K Reports filed during the quarter ended November 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TEAM, INC.
                                        (Registrant)


Date:  January 15, 1996


                                        /s/  WILLIAM A. RYAN
                                        ----------------------------------------
                                        William A. Ryan, Chairman of the Board,
                                        President and Chief Executive Officer


                                        /s/  MARGIE E. ROGERS
                                        ----------------------------------------
                                        Margie E. Rogers, Treasurer and
                                        Chief Accounting Officer

                                EXHIBIT INDEX



EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  10.1            Fourth Amendment to Team, Inc. Amended and Restated 1987
                  Restricted Stock Option Plan

  10.2            Third Amendment to Team, Inc. Non-Employee Directors' Stock
                  Option Plan

  27              Financial Data Schedule

