Form 10-Q
period 1996-02-29
TEAM INC
filed 1996-04-15
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    FEBRUARY 29, 1996
                                        OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period                     to

Commission file number                   1-8604

                                   TEAM, INC.
             (Exact name of registrant as specified in its charter)

                  Texas                             74-1765729
       (State or other jurisdiction              (I.R.S. Employer
              of incorporation                 Identification Number)
              or organization)

1019 South Hood Street,  Alvin,  Texas                  77511
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (713)  331-6154
                               ------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                             No
                   ---                                ---

On April 1, 1996, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        Page No.

          Item 1.    Financial Statements

                     Consolidated Balance Sheets --                       3
                       February 29, 1996 and May 31, 1995

                     Consolidated Statements of Operations --             4
                       Three Months Ended
                       February 29, 1996 and February 28, 1995
                       Nine Months Ended
                       February 29, 1996 and February 28, 1995

                     Consolidated Statements of Cash Flows --             5
                       Nine Months Ended
                       February 29, 1996 and February 28, 1995

                     Notes to Consolidated Financial Statements           6

          Item 2.    Management's Discussion and Analysis                 8
                     of Financial Condition and
                     Results of Operations

PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                    12

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        February 29,      May 31,
                                                            1996           1995
                                                        -----------     -----------
                     ASSETS
Current Assets:
   Cash and cash equivalents                            $ 2,775,000     $ 3,154,000
   Accounts receivable, net of allowance for
   doubtful accounts of $204,000 and $204,000             8,446,000       8,408,000
   Materials and supplies                                 5,748,000       6,641,000
   Prepaid expenses and other current assets              1,483,000       1,374,000
                                                        -----------     -----------
     Total current assets                                18,452,000      19,577,000


Net Assets of Discontinued Operations                          --           124,000

Property, Plant and Equipment:
   Land and buildings                                     6,881,000       6,889,000
   Machinery and equipment                               11,300,000      10,864,000
                                                        -----------     -----------
                                                         18,181,000      17,753,000
   Less accumulated depreciation and amortization        12,535,000      11,641,000
                                                        -----------     -----------
                                                          5,646,000       6,112,000
Military Housing Projects:
   Restricted cash and other assets                       1,707,000       2,897,000
   Land and buildings, net of accumulated
   depreciation of $5,804,000 and $4,710,000             41,487,000      42,581,000
                                                        -----------     -----------
                                                         43,194,000      45,478,000
Goodwill, Net of Accumulated Amortization                      --         5,583,000
Other Assets                                              3,781,000       3,184,000
                                                        -----------     -----------
                                                        $71,073,000     $80,058,000
                                                        ===========     ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                    $10,984,000     $ 1,344,000
   Accounts payable                                         758,000         742,000
   Other accrued liabilities                              4,027,000       2,705,000
                                                        -----------     -----------
     Total Current Liabilities                           15,769,000       4,791,000

Long-term Debt and Other Obligations                      3,697,000      13,627,000

Military Housing Projects' Non-recourse Obligations:
   Debt                                                  38,765,000      39,722,000
   Other                                                    749,000       1,595,000
                                                        -----------     -----------
                                                         39,514,000      41,317,000
Stockholder's Equity:
   Preferred stock, cumulative, par value $100 per
   share, 500,000 shares authorized, none issued               --              --

   Common stock, par value $.30 per share, 10,000,000
   shares authorized, 5,169,542 shares issued             1,551,000       1,551,000
   Additional paid-in capital                            24,992,000      24,992,000
   Accumulated deficit                                  (14,353,000)     (6,123,000)
   Treasury stock at cost, 9,700 shares                     (97,000)        (97,000)
                                                        -----------     -----------
                                                         12,093,000      20,323,000
                                                        -----------     -----------
                                                        $71,073,000     $80,058,000
                                                        ===========     ===========

                See notes to consolidated financial statements                3

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended           Nine Months Ended
                                  --------------------------   ---------------------------
                                  February 29,  February 28,   February 29,   February 28,
                                     1996          1995            1996           1995
                                  ------------  ------------   ------------   ------------
Revenues:

   Operating revenue              $11,747,000    $13,143,000    $35,340,000    $38,688,000

   Military Housing
   Project lease revenue            1,259,000      1,250,000      3,771,000      3,660,000
                                  -----------    -----------    ----------     -----------
                                   13,006,000     14,393,000     39,111,000     42,348,000

Operating costs and expenses:

   Operating expenses               6,228,000      6,841,000     19,000,000     20,219,000

   Selling, general and
   administrative expenses          7,802,000      5,558,000     18,119,000     17,594,000

   Interest                           287,000        367,000        913,000      1,130,000

   Writedown of assets              5,997,000           --        5,997,000      1,421,000
                                  -----------    -----------    ----------     -----------
                                   20,314,000     12,766,000     44,029,000     40,364,000


Military Housing Project
Costs and Expenses:

   Operating expenses                 578,000        566,000      1,691,000      1,517,000

   General and
   administrative expenses            190,000        329,000        301,000      1,081,000

   Interest                           829,000        849,000      2,502,000      2,561,000

   Writedown of assets                   --             --             --        4,832,000
                                  -----------    -----------    ----------     -----------
                                    1,597,000      1,744,000      4,494,000      9,991,000

Loss from Continuing Operations
before Income Taxes                (8,905,000)      (117,000)    (9,412,000)    (8,007,000)


Income Tax Benefit                 (1,189,000)       (41,000)    (1,182,000)    (2,551,000)
                                  -----------    -----------    ----------     -----------

Loss from Continuing
Operations, Net of Income Taxes    (7,716,000)       (76,000)    (8,230,000)    (5,456,000)

Earnings (Loss) on Discontinued
Operations, Net of Income Taxes          --          116,000           --         (324,000)

Change in Estimated Loss on
Sale of Discontinued
Operations, Net of Income Taxes          --             --             --         (457,000)
                                  -----------    -----------    ----------     -----------

Net Earnings (Loss)               $(7,716,000)   $    40,000    $(8,230,000)   $(6,237,000)
                                  ===========    ===========    ===========    ===========

Net Loss Per Common Share:

Loss from
Continuing Operations             $     (1.50)   $     (0.01)   $     (1.59)   $     (1.06)

Earnings (Loss) from
Discontinued Operations                  --             0.02           --            (0.06)

Change in Estimated
Loss on Sale of
Discontinued Operations                  --             --             --            (0.09)
                                  -----------    -----------    ----------     -----------

Net Income (Loss)                 $     (1.50)   $      0.01    $     (1.59)   $     (1.21)
                                  ===========    ===========    ===========    ===========
Weighted number of
shares outstanding                  5,160,000      5,160,000      5,181,000      5,160,000





           See notes to consolidated financial statements                     4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                    ----------------------------
                                                    February 29,    February 28,
                                                       1996            1995
                                                    ------------    ------------
Cash Flows From Operating Activities:
  Loss from continuing
  operations, net of income taxes                   $(8,230,000)   $(5,456,000)

  Adjustments to reconcile loss
  from continuing operations, net of
  income taxes, to net cash provided
  by operating activities:

     Depreciation and amortization                    2,674,000      3,021,000
     Provision for doubtful accounts                       --          201,000
     and notes receivable
     (Gain) Loss on sale of assets                        3,000        (14,000)
     Writedown of assets                              5,997,000      6,253,000
     Noncurrent deferred income taxes                  (733,000)    (1,798,000)
     Change in assets and liabilities:
       (Increase) decrease:
          Accounts receivable                           (38,000)     1,228,000
          Materials and supplies                        493,000        711,000
          Prepaid expenses and other assets            (122,000)      (306,000)
       Increase (decrease):
          Accounts payable                               16,000     (1,062,000)
          Other accrued liabilities                   1,072,000     (1,072,000)
          Income taxes payable                             --         (895,000)
                                                    -----------    -----------

     Net cash provided by operating activities        1,132,000        811,000
Cash Flows from Investing Activities:
  Capital expenditures                                 (434,000)      (311,000)
  Disposal of property and equipment                      4,000         34,000
  Cash received on sale of company                         --        4,550,000
  Decrease (increase) in other assets                   (18,000)       286,000
  Decrease in net assets of discontinued operatio       124,000        838,000
  Decrease in military housing projects'
  restricted cash and other assets                    1,190,000      1,059,000
                                                    -----------    -----------
     Net cash provided by
     investing activities                               866,000      6,456,000

Cash Flows From Financing Activities:
  Payments under debt agreements
  and capital lease obligations                      (2,329,000)    (7,475,000)

  Increase in other long term obligations             1,755,000           --

  Borrowings under debt agreements                         --          272,000

  Payments on military housing
  projects' non-recourse debt                          (957,000)      (881,000)

  Decrease in military housing projects'
  other non-recourse obligations                       (846,000)      (783,000)
                                                    -----------    -----------
     Net cash used in financing activities           (2,377,000)    (8,867,000)
                                                    -----------    -----------
Net decrease in cash and cash equivalents              (379,000)    (1,600,000)

Cash and cash equivalents at beginning of year        3,154,000      3,728,000
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 2,775,000    $ 2,128,000
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest:
       Operating interest                           $   933,000    $ 1,445,000
       Military housing projects                      3,376,000      3,433,000
                                                    -----------    -----------
                                                    $ 4,309,000    $ 4,878,000
                                                    ===========    ===========
     Taxes paid                                     $   122,000    $   542,000
                                                    ===========    ===========
     Tax refunds                                    $   721,000    $      --
                                                    ===========    ===========

Supplemental schedule of non-cash financing activities:

     During the periods ended February 29, 1996 and February 28, 1995, computer hardware and software acquired under capital lease obligations amounted to $195,000 and $254,000, respectively.


           See notes to consolidated financial statements                     5

                          TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Method of Presentation

     General

     The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1995.

     The February 28, 1995 financial statements have been restated to reflect the Transportation Services segment as discontinued operations.

2.   Dividends

     No dividends were paid during the first nine months of fiscal 1996 or 1995. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Pre-Tax Charges

     The loss from continuing operations for the third quarter included pre-tax charges of $6.0 million representing writedowns in the carrying value of certain of the Company's assets. This charge primarily reflected the $5.3 million write-off of goodwill as it pertained to the Environmental Consulting and Engineering Division and a $400,000 writeoff of obsolete inventory.

     In addition, the Company recorded $2.3 million of additional general and administrative expenses. These charges primarily represent certain compensation arrangements with former employees.

4.   Other

     The Company's management continues to market the Military Housing Projects, but currently no negotiations are in progress.

5.   Debt and Credit Arrangements

     Team's credit facility with its primary lender consists of a Term Loan and a revolving line of credit, both of which mature on December 1, 1996. The balance due at February 29, 1996 on the Term Loan was $3,250,000, while the balance on the revolving line of credit was $7,452,000. Both of these amounts are included in the current portion of long term debt.

     The Company has obtained a waiver for violation of a covenant of its credit agreement which occurred as a result of the pre-tax charges and additional general and administrative expenses as discussed in Note 3 herein.

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

The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                             Percentage of Income                            Increase/(Decrease)
                                ------------------------------------------------       -----------------------------
                                 Three Months Ended          Nine Months Ended         Three Months      Nine Months
                                Feb. 29,      Feb. 28,     Feb. 29,      Feb. 28,        Ended             Ended
                                 1996           1995         1996          1995           2/29              2/29
                                                                                          1996              1996
                                ------         -----        ------        ------        -------            -------
Revenues:
   Core businesses                90.3 %        91.3 %        90.4 %        91.4 %        (10.6)            (8.7) %
   Military housing
    project lease revenue          9.7           8.7           9.6           8.6            0.7              3.0
                                ------         -----        ------        ------
Total Revenue                    100.0 %       100.0 %       100.0 %       100.0 %         (9.6)%           (7.6)%


Core Business
  Costs and Expenses:
   Operating expenses             47.9 %        47.5 %        48.6 %        47.7 %        (9.0)%            (6.0)%
   SG&A expenses                  60.0          38.6          46.3          41.5          40.4               3.0
   Interest                        2.2           2.6           2.3           2.7         (21.8)            (19.2)
   Writedown of assets            46.1             0          15.3           3.4           NM                NM
                                ------         -----        ------        ------
                                 156.2 %        88.7 %       112.5 %        95.3 %        59.1 %             9.1 %

Military
Housing Projects:
   Operating expenses              4.4           3.9           4.3           3.6           2.1              11.5
   G&A expenses                    1.5           2.3           0.8           2.6         (42.2)            (72.2)
   Interest                        6.4           5.9           6.4           6.0          (2.4)             (2.3)
   Writedown of assets               0             0             0          11.4             0            (100.0)
                                ------         -----        ------        ------
                                  12.3 %        12.1 %        11.5 %        23.6 %        (8.4)%           (55.0)%
Loss from
 continuing operations
 before income taxes             (68.5)         (0.8)        (24.0)        (18.9)           NM             (17.5)

Income Tax Benefit                (9.1)         (0.3)         (3.0)         (6.0)           NM             (53.7)
                                ------        ------        ------        ------
Earnings (Loss) from
 continuing operations
 net of income taxes             (59.4)%        (0.5)%       (21.0)%       (12.9)%          NM             (50.8)%
                                ======        ======        ======        ======        ======           =======



NM - not meaningful

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED
   TO THREE MONTHS ENDED FEBRUARY 28, 1995

Primary Operations: For the three month period ended February 29, 1996, revenues from the Company's environmental services business totaled $11.7 million, 10.6 percent lower than revenues of $13.1 million reported in the same period of the prior fiscal year. This decrease resulted from lower revenues from the Company's emissions monitoring and environmental consulting and engineering services, primarily as a result of reduced reporting requirements by many of the Company's customers, due to the slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services. The Company's leak sealing services business experienced a small increase in revenue.

Operating expenses in the Company's primary operations declined by 9.0 percent from the third quarter of the prior year, primarily due to lower personnel related costs. However, gross profit margins declined from 48.0 percent to 47.0 percent, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses of $7.8 million in the three month period ended February 29, 1996 were $2,244,000 or
40.4 percent higher than in the prior year. This increase was the result of $2.3 million of additional general and administrative expenses that related primarily to certain compensation arrangements of former employees. Excluding these expenses, general and administrative expenses are consistent with the same period in the prior year. The writedown of assets of $6.0 million primarily reflected a $5.3 million write-off of goodwill and a $400,000 write-off of obsolete inventory.

Interest expense of $287,000 in the three month period ended February 29, 1996 was 21.8 percent lower than in the same period of the prior year due to reduced average borrowing levels. The Company incurred a pre-tax operating loss on its primary operations of $377,000 in the quarter ended February 28, 1995 compared to a pre-tax operating loss of $8.6 million in the current year ($298,000 pre-tax operating loss in the current year excluding the effect of the writedown of assets and the additional general and administrative expenses).

Military Housing Projects: For the three month period ended February 29, 1996, revenues of $1.3 million were consistent with revenues in the prior year period. The pre-tax loss from military housing was $338,000 compared to a loss of $494,000 in the same quarter of the prior year. Reduced legal fees, associated with the settlement of litigation with the general contractor of the projects in March 1995, accounted for the change.

For the three month period ended February 29, 1996, the Company recorded a net loss of $7,716,000 ($341,000 excluding the writedown of assets and the additional general and administrative expenses) which compares to a loss from continuing operations of $76,000 for the same period last year.

NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED
   TO NINE MONTHS ENDED FEBRUARY 28, 1995

Primary Operations: For the nine month period ended February 29, 1996, revenues from the Company's environmental services business were $35.3 million, $3.4 million, or 8.7% lower than revenues of $38.7 million in the comparable period last year. Reduced demand for the Company's emissions monitoring and environmental consulting and engineering services accounted for the majority of this decrease.

Operating expenses in the nine months ended February 29, 1996 were $19.0 million, 6.0% lower than operating expenses in the same period last year. The Company has reduced personnel related costs; however, due to competitive pressures, the cost decreases have not offset in full the decline in revenues. Selling, general and administrative expenses were $18.1 million in the nine month period ended February 29, 1996, $525,000 higher than in the prior year. However, this increase was the result of $2.3 million of additional general and administrative expenses that related primarily to certain compensation arrangements of former employees. Excluding these expenses, general and administrative expenses are $1.8 million lower than in the prior year, primarily due to the continuing impact of cost reduction programs.

Military Housing Projects: For the nine months ended February 29, 1996, revenues were $3.8 million, $111,000 higher than revenues in the prior year due to increased maintenance revenues. The pre-tax loss was $723,000 in the nine month period ended February 29, 1996, compared to a loss of $6.3 million ($1.5 million excluding the effects of the writedown of assets) in the comparable period of the prior year. Reduced legal fees accounted for the change.

The Company recorded a net loss for the nine months ended February 29, 1996 of $8.2 million, $2.7 million higher than the $5.5 million net loss recorded in the same period last year. Excluding the writedowns of $6.0 million and additional general and administrative expenses of $2.3 million in 1996 and the $6.3 million writedown in 1995, the net loss for the nine months ended February 29, 1996 was $856,000, substantially lower than the net loss from continuing operations of $1.3 million last year. Including the net change in estimate on sale of discontinued operations of $457,000 and the net loss of $324,000 on the discontinued transportation segment, the Company's net loss was $2.1 million for the nine months ended February 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 1996, the Company's working capital totaled $2.7 million, a decrease of $12.1 million from working capital of $14.8 million at May 31, 1995. This decrease was primarily attributable to the reclassification of long term debt to current debt due to our credit agreements maturing in December, 1996. The Company has been able to finance its working capital requirements through its internally generated cash flow.

For the nine month period ended February 29, 1996, net cash provided from operations totaled $1.1 million. Capital expenditures totaled $434,000 during the nine month period ending February 29, 1996 as a result of the replacement of equipment used in the Company's operations. The Company reduced its revolving line of credit and other long-term debt by $2.0 million during the nine month period ended February 29, 1996. Payments on military housing non-recourse debt were $957,000 during the first three quarters. These payments were made with rental receipts deposited in the military housing projects' restricted cash account.

Management expects that capital expenditures for fiscal 1996 will be approximately $750,000, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment. All planned capital expenditures are discretionary and will be made based on the availability of funds.

Management continues to market the Military Housing Projects, but currently no negotiations are in progress.

The Company's current and long-term debt, excluding non-recourse debt of $38.8 million of the Military Housing Projects, was $12.9 million at February 29, 1996 compared to $14.9 million at May 31, 1995. Of this amount, $10.7 million was owed to the Company's primary bank lender. At the end of the third quarter of fiscal year 1996, the Company was in violation of a covenant under its credit agreement with the bank, which has been waived by the bank. (See Note 5 to Notes to Consolidated Financial Statements). Company management anticipates negotiations with the bank to amend the credit agreement wherein maturity dates would be extended and financial covenants would be revised so that the Company will remain in compliance with the credit agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 First Amendment and Supplement to Amended and Restated Credit Agreement, and Note Modification Agreement by and between Team, Inc. and Texas Commerce Bank National Association effective as of September 13, 1995.

       10.2 Sixth Amendment and Restatement of the Team, Inc. Employee Stock Ownership Plan.

       10.3 Ninth Amendment and Restatement of the Team, Inc. Salary Deferral Plan.

       10.4 Letter Agreement dated April 12, 1996 by and between Texas Commerce Bank National Association and Team, Inc.

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       There were no Form 8-K Reports filed during the quarter ended February 29, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                     TEAM, INC.
                                                     (Registrant)

Date:    April 15, 1996

                                        WILLIAM A. RYAN
                                        --------------------------------------
                                        William A. Ryan, Chairman of the Board,
                                        President and Chief Executive Officer

                                        MARGIE E. ROGERS
                                        --------------------------------------
                                        Margie E. Rogers, Treasurer and
                                        Chief Accounting Officer

                                EXHIBIT  INDEX


       10.1 First Amendment and Supplement to Amended and Restated Credit Agreement, and Note Modification Agreement by and between Team, Inc. and Texas Commerce Bank National Association effective as of September 13, 1995.

       10.2 Sixth Amendment and Restatement of the Team, Inc. Employee Stock Ownership Plan.

       10.3 Ninth Amendment and Restatement of the Team, Inc. Salary Deferral Plan.

       10.4 Letter Agreement dated April 12, 1996 by and between Texas Commerce Bank National Association and Team, Inc.

       27     Financial Data Schedule