Form 10-K
period 1996-05-31
TEAM INC
filed 1996-08-13
CIK 318833

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                               -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 1-8604
                              ---------------------

                                   TEAM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        TEXAS                                                    74-1765729
(STATE OF INCORPORATION)                                      (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

  1019 SOUTH HOOD STREET, ALVIN, TEXAS                            77511
(ADDRESS OF PRINCIPAL  EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 331-6154

                              ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF  EACH CLASS                                     ON WHICH REGISTERED

Common Stock, $.30 par value                       American Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                              ---------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   [X]           NO   [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of August 5, 1996, 5,159,842 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by nonaffiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was approximately $9,291,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of Team, Inc. to be held October 31, 1996.

================================================================================

                                 FORM 10-K INDEX


                                     PART 1

                                                                            PAGE

Item 1.      Business.........................................................2

Item 2.      Properties.......................................................8

Item 3.      Legal Proceedings................................................9

Item 4.      Submission of Matters to a Vote of Security Holders..............9

                                     PART II

Item 5.      Market for Team's Common Equity and Related Stockholder Matters..10

Item 6.      Selected Financial Data..........................................10

Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................12

Item 8.      Consolidated Financial Statements................................15

Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................33

                                    PART III

Item 10.     Directors and Executive and Other Officers of Team...............33

Item 11.     Executive Compensation...........................................33

Item 12.     Security Ownership of Certain Beneficial Owners and Management...33

Item 13.     Certain Relationships and Related Transactions...................33


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..33

                                     PART I.

ITEM 1.  BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a professional full service provider of environmental monitoring and industrial repair services. Environmental monitoring services, together with on-stream leak repair and related industrial services for piping systems and process equipment, are provided by a subsidiary of the Company through its Environmental Services business segment. The Company's Military Housing projects' segment owns three completed Federal Section 801 housing projects which are presently leased to the Departments of the Army, Navy and Air Force pursuant to long-term lease agreements. The Company's management is presently pursuing negotiations to sell the Military Housing projects' segment. The Company's Environmental Services segment is the core of Team's operations.

    The Company, through its subsidiaries, operates in 40 locations throughout the United States and one location in England. Additionally, certain environmental services are offered internationally by the Company through 14 licensees operating in 15 countries.

    The Company believes that the aging of industrial plants should result in increasing demand by the Company's customers for its industrial services. Additionally, the Company intends to expand its business by marketing more of its services to existing customers, marketing its services to new customers and expanding geographically, both domestically and internationally. Team may also increase its services through acquisitions or internal development of new services and technologies.

    In fiscal 1996, the Company's revenues were $52.5 million compared to $55.7 million in fiscal 1995. The loss from continuing operations net of income tax benefit was $9.3 million in fiscal 1996, of which $7.7 million is attributed to the writedown of assets recorded in the third and fourth quarters and an additional general and administrative expense of $2.4 million which pertains primarily to certain compensation arrangements with former employees. This compares to a loss of $5.4 million in fiscal 1995, of which $6.3 million was attributed to the writedown of assets recorded in the second quarter.

    The Company has extended and revised its bank credit agreement which provides a total credit facility of $15.95 million, consisting of a $3.95 million term loan and a $12.0 million revolving line of credit. At May 31, 1996, $6.5 million was borrowed under the Company's revolving line of credit, and $2.9 million was due under the term loan. See Note (8) of Notes to Consolidated Financial Statements for more detailed information concerning this credit facility and the Company's other indebtedness.

    The Company did not declare or pay a dividend in fiscal 1996. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, the declaration of future dividends will depend on the Company's financial condition, market conditions and other matters deemed relevant by the Board of Directors.


    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The following table sets forth a comparison of the relative percentage contributions of each of the Company's business segments to revenues and operating profit before allocation of the Company's corporate expenses and amortization of goodwill:

                                                           YEAR ENDED MAY 31,
                                                      --------------------------
                                                      1996       1995      1994
                                                      ----       ----       ---
Revenues:
    Environmental services ......................       90%        91%       93%
    Military housing projects ...................       10%         9%        7%
                                                      ----       ----       ---
       Total ....................................      100%       100%      100%
                                                      ====       ====       ===

Operating profit (loss) before corporate
 allocation and goodwill amortization:
    Environmental services ......................      124%       187%       78%
    Military housing projects ...................      (24%)      (87%)      22%
                                                      ----       ----       ---
         Total ..................................      100%       100%      100%
                                                      ====       ====       ===

    Additional financial information about the Company's industry segments for the years ended May 31, 1996, 1995 and 1994 is set forth in Note (11) of Notes to Consolidated Financial Statements.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

ENVIRONMENTAL SERVICES

    GENERAL. The Company's environmental services are provided through Team Environmental Services, Inc. These services consist of leak sealing and mechanical services, as well as environmental monitoring services. The Company is one of the leaders in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak sealing services, the Company markets a line of products which includes both standard and custom-designed clamps and enclosures for plant systems and pipelines. The Company's monitoring services provide fugitive emissions monitoring and reporting as required under the Clean Air Act and Title III of the Superfund Amendments Reauthorization Act ("SARA"). The Company provides these services for approximately 3,000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries.

    Most of the revenues and operating profits from the Environmental Services segment are provided by leak sealing services. In fiscal 1996, 1995, and 1994, leak sealing services accounted for 55%, 53% and 53%, respectively, of the Company's consolidated revenues. In fiscal 1996, 1995 and 1994, environmental consulting, engineering and monitoring services accounted for 23%, 30% and 32%, respectively, of the Company's consolidated revenues. The Company has sold its environmental consulting and engineering business.

    Team's Environmental Services segment operates through 40 domestic locations in 24 states and one international operating location in Huddersfield, England; however, not all services and products are presently offered by all operating locations. Mechanical services are available on a national basis from certain of the Company's locations, including the Company's Alvin, Texas location. In addition, certain environmental services are offered by the Company internationally through 14 licensees operating in 15 countries.

    LEAK SEALING. The Company's leak sealing and other industrial repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company's repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns.

    The Company's leak sealing services involve inspection of the leak by the Company's field crew who records pertinent information about the faulty part of the system and transmits the information to the Company's engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at the Company's facility in Alvin, Texas and delivered to the job site. The Company maintains an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. Installations of the clamps and enclosures for on-steam repair work are then performed by the field crew using, in large part, materials and sealants that are developed and produced by the Company.

    Subsequent to year end, the Company's manufacturing center earned the international ISO-9001 certification for its engineering design and manufacturing operations. ISO-9001 is the most stringent of all ISO-9000 programs in which to be certified.

    The Company's non-destructive repair methods do not compromise the integrity of its customer's process system and can be performed in temperature ranging from cryogenic to 1,700 degrees Fahrenheit and with pressures from vacuum to 6,000 pounds per square inch. The Company's sealants are specifically formulated to repair leaks involving over 300 different kinds of chemicals.

    The Company also offers live loading services, which are used to repair valves and flanges. The Company utilizes live loading services through the installation of a spring-loaded assembly, which automatically maintains constant pressure on valve packing material thereby ensuring performance of the valve and preventing leakage.

    Management attributes the success of its leak sealing division to be substantially due to the quality and timely performance of its services by its highly, in-house trained technicians, its proprietary techniques and materials and its ability to repair leaks without shutting down the customer's operating system. On-stream repairs can prevent a customer's continued loss of energy or materials through leaks, thereby avoiding costly energy and production losses that accompany equipment shutdowns, and also lessen fugitive emissions escaping into the atmosphere.

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

    MECHANICAL. The Company's mechanical services consist primarily of hot tapping and Line-stop(registered trademark) services. Hot tapping services involve utilizing special equipment to cut a hole in a pipeline so that a new line can be connected onto the existing line without interrupting operations. Hot tapping is frequently used for making branch connections into piping systems while the production process is operative. Line-stop(registered trademark) services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. The Company typically performs these services by mechanically cutting into the pipeline and installing a device to stop the process flow. The Company also utilizes a line freezing procedure when applicable to stop the process flow using special equipment and techniques.

        EMISSIONS MONITORING AND CONTROL. The Company also provides leak detection services that include fugitive emissions identification, monitoring, data management and reporting services primarily for the chemical, refining and utility industries. These services are designed to monitor and record emissions from specific process equipment components as requested by the customer, typically to assist the customer in establishing an ongoing maintenance program and/or complying with the Clean Air Act, SARA and other present and/or future environmental regulations. The Company prepares standard reports in conjunction with U.S. Environmental Protection Agency ("EPA") requirements or can custom-design these reports to its customers' specifications. The Company is currently updating the Teamware (registered trademark) software system to include new features that enhance the data management capabilities.

        Emissions data is electronically recorded at the customer's site via a data capturing process utilizing computerized monitoring equipment. The data is then transferred to the Company's central computer for data management. This information is then processed by the Company's Teamware (registered trademark) software system, which provides for internal quality checks and efficient data processing and report generation. This system allows for a large number of reports to be generated that are specific to a customer's needs. The Company maintains customer data for compliance purposes and for use in future reports that may be requested or required. The Company also offers its customers a software package named Customware (registered trademark), which provides the transfer of monitoring data from the Company to the customer. This gives the customer the ability to perform queries on the data to analyze the results of monitoring and to maintain information for its maintenance departments.

        Recently, the Company has selected the LeakTracker 200 (registered trademark) system as the data collection device to provide the highest quality and flexibility to handle a plant's fugitive emissions monitoring program. Additionally, Team has expanded its data management capabilities to include the use of other commercially available software packages that meet customers' specific needs.

        The 1990 Clean Air Act Amendments established a list of 189 hazardous air pollutants which must be monitored and controlled and, pursuant to these Amendments, regulations have been passed concerning many of these pollutants. The EPA has both proposed and issued final rules and regulations to achieve a substantial percentage of the Clean Air Act's goals, which were to be implemented over several years. Additionally, Title III of the 1986 SARA establishes requirements that facilities releasing toxic chemicals into the air, water or land must report emissions to regulatory agencies or be subject to fines and penalties. Affected facilities were expected to further increase their leak detection and repair as well as other emission reduction programs. Due to the fact that the implementation of certain of these rules and regulations has been delayed, demand for emissions monitoring has not increased as expected. Should additional legislation be enacted or the rules and regulations promulgated by the EPA implemented, demand for emissions monitoring should increase. Customers are, however, required to monitor and report their emissions on an ongoing basis.

        ENVIRONMENTAL CONSULTING AND ENGINEERING. Effective May 31, 1996, the Company sold substantially all of the operating assets of its environmental consulting and engineering division. The environmental consulting and engineering division was located in two major locations, Houston, Texas and San Marcos, California. The assets of the division located in San Marcos, California were purchased by a privately- held California company owned by former employees of the Company. The assets of the division located in Houston, Texas were purchased by a publicly-held corporation. Further, the Company sold the assets of the source emissions testing business to a privately-held Louisiana corporation. No officer or director of Team was a member of any of the above acquiring groups.

        Management believes that the aforementioned sales will allow the Company to concentrate on improving the profitability of its Environmental Services segment. The proceeds of the sale were used to reduce short and long-term debt as required by the Company's Credit Agreement. See Notes (2) and (8) of Notes to Consolidated Financial Statements for further information.

        MARKETING AND CUSTOMERS. Environmental services are marketed principally by marketing and professional personnel based at the Company's various locations. These services are provided through certain of the Company's 40 domestic locations. The Company has developed a cross-marketing program to utilize its sales personnel in offering many of the Company's services at its operating locations. Management believes that this business segment's operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer in this industry segment accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

    Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services are typically billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is party to certain long term contracts. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations over the past few years, the Company has entered into several regional or national contracts which cover multiple plants or locations.

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

    COMPETITION. Competition in the Company's Environmental Services segment is primarily on the basis of service, product performance and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Team believes it has a competitive advantage over plant maintenance departments due to its ability to perform quality leak sealing services on a timely basis, using special techniques and materials, while the customers' equipment remains in service. Management believes Team has a competitive advantage over most outside service contractors due to its in-house and customer site-specific trained technicians who are approved for immediate entry into the customer's facility, patented sealant materials, and ISO-9001 quality procedures and specifications. If, however, customers emphasize price over service and product performance, the Company's competitive advantage may be impaired. Management knows of one outside service contractor of a similar size with which the Company generally competes for leak sealing business. Other principal competitors are primarily regionally-based companies that compete within a certain geographical area.

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

    To complement its leak sealing operations in the United States, the Company has a wholly-owned subsidiary in the United Kingdom which operates as Team Environmental Services, Ltd. In addition, to date the Company has entered into license agreements in North America, South America, Australia and the Pacific Rim and in Europe and the Mideast through Teaminc Europe, B.V., a joint venture between Team and a Netherlands company, for the use of Team's leak sealing technology. Most licensees are required to make a cash payment as initial consideration for the grant by the joint venture of the license. Substantially all licensees are required to make ongoing royalty payments, typically based on a percentage of its gross revenues from licensed operations. To date, revenues to the Company under these agreements have not been material. The Company is continuing to expand its leak sealing business outside the United States and expects to pursue similar license agreements for the use of Company technology with other companies internationally. In addition, the Company is expanding the technology it provides under such license agreements to include certain other of its environmental services, such as fugitive emissions monitoring.

    From time-to-time in the operation of its environmental consulting and engineering services, the assets of which have been sold, the Company handled small quantities of certain hazardous wastes or other substances generated by its customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. Management believes that its risk of liability is minimized since its handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. The Company does not currently carry insurance to cover liabilities which the Company may incur under the Superfund Act or similar environmental statutes due to its prohibitive costs.

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

    The costs of construction of these residential projects were financed in June 1992 through the sale of Certificates of Participation in lease payments to be made by the United States government in connection with the rental of the units (the "Certificates of Participation" or "Certificate(s)"). The Certificates are non-recourse to the Company and its subsidiaries. The subsidiaries have, however, executed mortgages on the properties in favor of the Trustee for the Certificate holders which secure payment to the Certificate holders.

    The 150-unit Military Housing project in New Mexico was completed and a lease was entered into by the United States government on July 29, 1993. The 300-unit Military Housing project located near Pensacola, Florida was completed and the lease was entered into effective October 12, 1993. The 250-unit Military Housing project located near Ft. Bragg, North Carolina was completed and the lease entered into effective November 1, 1993. Construction of the fourth project, located near Ft. Stewart, Georgia, never commenced as a result of extensive delays in obtaining necessary permits, easements and licenses. In fiscal 1993, the Company's subsidiary filed a Claim and Request for Change Order with the United States Army Corps of Engineers (the "Corps") for additional costs and expenses as a result of these delays aggregating $4.7 million, approximately $1.4 million of which relate to claims of the general contractor. The decision of the Contracting Officer with respect to this claim was appealed to the Armed Services

Board of Contract Appeals ("ASBCA"). In November 1993, the Company's subsidiary's right to proceed with construction of this project was terminated by the Corps and the portion of the Certificates of Participation attributable to the Ft. Stewart project was redeemed. The Company's subsidiary appealed the Corp's decision to terminate the contract to the ASBCA. The Company's appeals to the ASBCA have been settled and subsequent to year end, the ASBCA issued a decision for the Company's subsidiary in the amount of $462,000 plus interest from April 6, 1993 until paid pursuant to the Contract Disputes Act. The Company received the settlement amount of $559,000 in July 1996.

    The Company does not intend to develop any additional Military Housing projects, and management is currently pursuing negotiations to sell the projects. Should such a sale be consummated, the operations of this business segment will be accounted for as discontinued operations. See Note (3) of Notes to Consolidated Financial Statements for additional information regarding the Military Housing projects.

GENERAL

    EMPLOYEES. As of May 31, 1996, the Company and its subsidiaries had 575 employees in its operations, consisting of 235 salaried and 340 hourly personnel. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

    INSURANCE. The Company carries insurance it believes to be appropriate for the businesses in which it is engaged. Under its insurance policies, the Company has per occurrence self-insured retention limits of $25,000 for general liability, $100,000 for professional liability, $250,000 for automotive liability and workers' compensation in most states. The Company has obtained fully insured layers of coverage above such self-retention limits. Since its inception, the Company has not been the subject of any significant liability claims not covered by insurance arising from the furnishing of its services or products to customers. However, because of the nature of the Company's business, there exists the risk that in the future such liability claims could be asserted which might not be covered by insurance.

    REGULATION. Substantially all of the Company's business activities are subject to federal, state and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupations Safety and Health Administration ("OSHA") of the U.S. Department of Labor and the EPA. The Company's training programs are required to meet certain OSHA standards. Expenditures relating to such regulations are made in the normal course of the Company's business and are neither material nor place the Company at any competitive disadvantage. The Company does not currently expect to expend material amounts for compliance with such laws during the ensuing two fiscal years.

        PATENTS. While the Company is the holder of various patents, trademarks, and licenses, the Company does not consider such properties to be material to its consolidated business operations.

ITEM 2.  PROPERTIES

    Team and its subsidiaries own real estate and office facilities in Alvin, Texas for use in its Environmental Services segment totaling approximately 95,000 square feet of floor space. These facilities include administrative, manufacturing and training centers. The Company's manufacturing facility and training centers are pledged as security for a long term note. See Note (8) of Notes to Consolidated Financial Statements for information regarding the term note. The Company and its subsidiaries also lease 36 office and/or plant and shop facilities at separate locations in 21 states for use in its Environmental Services segment. The Military Housing segment owns three separate properties in New Mexico, North Carolina, and Florida aggregating approximately 231 acres. These properties have been developed as Military housing projects. As stated previously, these properties are subject to mortgages in favor of the Trustee for Certificate holders which secure payment to the Certificate holders. See "Item 1(c) - Military Housing Projects." In addition, the Company owns real property and office facilities in Houston, Texas previously used in its discontinued infrastructure operations which is currently being leased to a third party pursuant to a long-term lease agreement.

    As of May 31, 1996, the Company owned or leased 238 light trucks which are primarily repair service trucks used in performing environmental services and 123 passenger cars used by the Company's salesmen, managers, officers and other employees primarily in sales, administrative and management functions relating to its Environmental Services segment.

    The Company believes that its property and equipment, as well as that of its subsidiaries and affiliates, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (10) of Notes of Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3.  LEGAL PROCEEDINGS

    As previously reported, the Texas Water Commission and the EPA have proposed the cleanup of the Sheridan Disposal Services Site ("Sheridan Site") near Hempstead, Texas. The Company is included in a large group of potentially responsible parties to pay for cleanup costs of the Sheridan Site pursuant to applicable Texas and Federal laws. On September 1, 1989, the Company executed a De Minimus Settlement Agreement ("Settlement Agreement") with most of the potentially responsible parties to settle its potential liability for clean up of the Sheridan Site in consideration for a $101,700 payment by the Company. The EPA approved the Settlement Agreement and executed a related Consent Decree. This Consent Decree was rejected by the U.S. District Court for the Southern District of Texas, Houston Division in April 1996. The EPA is presently appealing the rejection of the Consent Decree.

    As previously reported, a subsidiary of the Company was committed, pursuant to an agreement with the Corps, to construct a 200 unit Federal housing project near the Ft. Stewart Military Reservation located in Hinesville, Georgia. Construction of this project never commenced as a result of extensive delays in obtaining easements, licenses and permits necessary in order to develop the project. In fiscal 1993, the Company filed a Claim and Request for Change order with the Corps for additional costs and expenses incurred as a result of these delays, which was appealed to the ASBCA in July 1994. During fiscal 1994, the Corps terminated the Agreement, thereby canceling the project. In February 1994, the Company separately appealed the Corps' decision to terminate the Agreement, again with the ASBCA. The Company's appeals to the ASBCA from (1) the Corps' decision to terminate the Agreement and (2) the Corps' decision on the claim for additional costs and expenses have been settled. On June 6, 1996 the ASBCA issued a decision for the Company's subsidiary in the amount of $462,000 plus interest from April 6, 1993 until paid pursuant to the Contract Disputes Act. The settlement amount of $559,000 was received by the Company in July 1996.

    While the Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business, in the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II.

ITEM 5.  MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  MARKET INFORMATION

        Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 1996 and 1995, respectively.

                                                         SALES PRICE
                                                  --------------------------
                                                    HIGH               LOW
                                                  ---------          --------
    FISCAL 1996
      Quarter Ended:
        August 31................               $  2 3/4            $  1 5/8
        November 30..............                  3                   2 1/4
        February 29..............                  2 3/8               1 3/4
        May 31...................                  2 5/8               1 1/4


    FISCAL 1995
      Quarter Ended:
        August 31................               $  3 7/8            $  2 1/2
        November 30..............                  3 1/4               2 5/8
        February 28..............                  3                   1 5/8
        May 31...................                  1 15/16             1 1/2

    (b)  HOLDERS

    There were 521 holders of record of Team's common stock as of August 5, 1996, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

    (c)  DIVIDENDS

    No dividends were declared or paid in fiscal 1996 or fiscal 1995. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA - (CONTINUED)

                                                                                 YEAR ENDED MAY 31,
                                                             ----------------------------------------------------------------------
                                                               1996            1995            1994           1993           1992
                                                             --------        --------        --------        -------       --------
                                                                               (In Thousands, Except Per Share Amounts)
Revenues .............................................       $ 52,485        $ 55,730        $ 61,133        $63,716       $ 62,625
                                                             ========        ========        ========        =======       ========
Earnings (Loss) from Continuing Operations,
  Net of Income Taxes ................................       $ (9,278)       $ (5,448)       $    437        $   604       $  2,229
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes ....................           --              (513)            325          1,277         (2,025)
Loss on Sales of Discontinued Operations,
  Net of Income Taxes ................................           --               (13)         (1,081)          --          (12,051)
Net Earnings (Loss) ..................................       $ (9,278)       $ (5,974)       $   (319)       $ 1,881       $(11,847)
Earnings (Loss) Per  Share:
  Earnings (Loss) from
    Continuing Operations ............................       $  (1.80)       $  (1.06)       $   0.09        $  0.12       $   0.44
  Earnings (Loss) from
    Discontinued Operations ..........................           --             (0.10)           0.06           0.25          (0.40)
  Loss on Sales of Discontinued Operations ...........           --              0.00           (0.21)          --            (2.37)
                                                             --------        --------        --------        -------       --------
  Net Earnings (Loss) ................................       $  (1.80)       $  (1.16)       $  (0.06)       $  0.37       $  (2.33)
                                                             ========        ========        ========        =======       ========

Weighted Average Shares Outstanding ..................          5,161           5,160           5,164          5,151          5,088


Funds Provided by Continuing Operations
  (excluding Military Housing projects)
  (Net Earnings (Loss) Plus Depreciation,
  Amortization, Change in Non-current
  Deferred Taxes and Writedown of Assets) ............       $  2,862        $  2,391        $  3,121        $ 2,833       $  3,727


Cash Dividend Declared
  Per Common Share ...................................       $   0.00        $   0.00        $   0.00        $ 0.075       $   0.14

                                                                                             MAY 31,
                                                        ----------------------------------------------------------------------------
                                                          1996            1995              1994             1993              1992
                                                        -------          -------          --------          -------          -------
                                                                                    (In Thousands)
Balance Sheet Data
  Total Assets ...............................          $69,436          $80,058          $103,114          $96,843          $65,515
  Long-term Debt .............................           11,754           13,627            21,001           22,156           24,524
  Non-recourse Debt ..........................           38,765           39,722            40,603           30,769             --
  Stockholders' Equity .......................           11,045           20,323            26,297           26,608           25,022
  Working Capital ............................           10,562           14,786            10,472            7,790           10,655

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In fiscal 1996, the Company's environmental services consisted of industrial repair services, air emission monitoring services and environmental consulting and engineering services. The Company also owns three Federal Section 801 housing projects ("Military Housing" segment), which are presently leased to the Departments of the Army, Navy and Air Force pursuant to long-term lease agreements.

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

    The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from period to period:

                                                                                                              PERCENTAGE
                                                                                                          INCREASE/(DECREASE)
                                                                                                         ----------------------
                                                                PERCENTAGE OF REVENUES                      YEAR ENDED MAY 31,
                                                          --------------------------------------         ----------------------
                                                                   YEAR ENDED  MAY 31,                     1996           1995
                                                          --------------------------------------            VS.            VS.
                                                           1996            1995           1994             1995           1994
                                                          ------          ------         -------         --------       --------
Revenues:
  Environmental Services .............................      90.4%           91.2%           93.1%         (6.6%)         (10.7%)
  Military Housing projects ..........................       9.6             8.8             6.9           2.5%           15.8%
                                                           -----           -----           -----
Total Revenue ........................................     100.0%          100.0%          100.0%         (5.8%)          (8.8%)
                                                           =====           =====           =====
Operating expenses:
  Environmental Services .............................      47.9%           47.6%           47.2%         (5.1%)          (8.1%)
  Military Housing projects ..........................       4.2             3.7             2.5           6.7%           36.9%
Selling, general and administrative  expenses:
  Environmental Services .............................      44.6            40.7            40.5           3.4%           (8.3%)
  Military Housing projects ..........................       0.6             2.1             0.7         (75.9%)         185.7%
Interest:
  Environmental Services .............................       2.3             2.7             2.5         (20.0%)          (4.1%)
  Military Housing projects ..........................       6.4             6.1             5.0          (1.4%)          10.8%
Writedown of assets:
  Environmental Services .............................      14.7             2.5            --            n/a              n/a
  Military Housing projects ..........................      --               8.7            --            n/a              n/a
                                                           -----           -----           -----
Earnings (loss) from continuing
  operations before income taxes .....................     (20.7)          (14.1)            1.6         (37.9%)           n/a
Provision (benefit) for income taxes .................      (3.0)           (4.3)            0.9         (35.1%)           n/a
                                                           -----           -----           -----
Earnings (loss) from continuing
  operations net of income taxes .....................     (17.7%)          (9.8%)           0.7%        (70.3%)           n/a
                                                           =====           =====           =====

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

    ENVIRONMENTAL SERVICES: For the fiscal year ended May 31, 1996, revenues from the Company's environmental services business totaled $47.4 million, 7% lower than revenues of $50.8 million reported in the prior fiscal year. This decrease resulted from lower revenues from the Company's emissions monitoring and environmental consulting and engineering services primarily as a result of reduced reporting requirements by many of the Company's customers due to the slowdown in environmental regulatory activity.

    In addition, some of the Company's customers have implemented internal reporting for emissions control services. The Company's leak sealing services business has remained stable while its mechanical (hot tapping and line-stop (registered trademark)) services have increased.

    Operating expenses in the Company's environmental services declined by 5% from fiscal 1995 to fiscal 1996, primarily due to lower personnel related costs. Gross margins declined from 47.8% to 47.0% as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses were $23.4 million for fiscal year 1996 compared to $22.7 million in the prior year. The Company incurred one-time charges of approximately $2.4 million of general and administrative expenses that related primarily to certain compensation arrangements with former employees. This increase was somewhat offset by the restructuring and relocation of its corporate office which resulted in lower personnel and general office costs.

    Interest expense of $1.2 million was 20% lower than in fiscal 1995 due to reduced average borrowing levels as well as lower interest rates. The writedown of assets of $7.7 million primarily reflected a $5.3 million write-off of goodwill pertaining to the environmental engineering and consulting services business, a $400,000 write-off of obsolete inventory and a reserve of $1.7 million for a note receivable obtained in the sale of a former business segment. Including the effect of the $10.1 million writedown of assets and other one-time charges recorded in the third and fourth quarters of fiscal year 1996, the loss before taxes in the Company's environmental services was $10.0 million compared to a $1.3 million loss in the prior year.

    MILITARY HOUSING PROJECTS: For the year ended May 31, 1996, revenues were $5.0 million compared to revenues of $4.9 million in the prior year. The pre-tax loss from Military Housing projects' segment was $810,000 compared to $1.7 million (before the provision for writedown of assets) in fiscal 1995. Lower legal fees accounted for the change. In fiscal 1995, the Company recorded one-time provisions of $4.8 million to write-off certain deferred expenses and reduce the carrying value of the Military Housing properties.

    The net loss from continuing operations for the 1996 fiscal year was $9.3 million of which $6.9 million is attributed to the writedown of assets and $1.6 million is attributed to non-recurring general and administrative expenses related primarily to compensation arrangements with former employees recorded in the third quarter. This compares to the net loss from continuing operations for the 1995 fiscal year of $5.4 million, of which $4.1 million was attributed to the writedown of assets. The net loss for fiscal 1996 was $9.3 million compared to the overall net losses of $6.0 million in the prior year including the operating losses and losses on the sales of discontinued operations.

FISCAL 1995 COMPARED TO FISCAL 1994

    ENVIRONMENTAL SERVICES: For the fiscal year ended May 31, 1995, revenues from the Company's environmental services business totaled $50.8 million, 11% lower than revenues of $56.9 million reported in the prior fiscal year. Weakness in demand for emissions monitoring and environmental consulting services resulted from reduced regulatory activity as many of the Company's customers experienced decreased reporting requirements. In addition, increased competition in leak repair and emissions monitoring led to lower prices for some of the Company's services. Leak repair revenues also were adversely affected by the relatively mild weather experienced in the United States in the winter of 1994/1995. Colder weather often leads to higher demand for leak repair services due to the contractions of piping systems in process plants.

    Operating expenses in the Company's environmental services declined by 8% from fiscal 1994 to fiscal 1995, primarily due to lower personnel related costs. Gross profit margins declined from 49.3% to 47.8%, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses were $22.7 million for fiscal year 1995, $2.1 million, or 8%

lower than in the prior year. Management restructured its field and corporate operations in response to the decline in revenues, resulting in lower personnel, insurance and general expenses.

    Interest expense of $1.5 million in fiscal 1995 was 4% lower than in fiscal 1994 due to reduced average borrowing levels. Including the effect of the $1.4 million writedown of assets and other one-time charges recorded in the second quarter of fiscal year 1995, the loss before taxes in the Company's environmental services was $1.3 million, compared to pre-tax earnings of $1.7 million in the prior year.

    MILITARY HOUSING PROJECTS: For the year ended May 31, 1995, revenues were $4.9 million, $672,000 higher than rentals in the prior year, when rentals were recorded for less than the full period, as all of the projects were fully completed and occupied in November 1993. The pre-tax loss from Military Housing, before the provisions for writedown of assets, was $1.7 million, compared to a loss of $755,000 in fiscal 1994. Higher legal fees, associated with litigation with the general contractor of the projects, which was settled in March 1995, and the Company's claim against the Department of the Army concerning the terminated project at Ft. Stewart, Georgia, and increased depreciation expense accounted for the change. In the second quarter of fiscal year 1995, the Company recorded one-time provisions of $4.8 million to write-off certain deferred expenses and reduce the carrying value of the Military Housing properties. The resulting loss before taxes from Military Housing was $6.5 million in fiscal 1995 compared with a pre-tax loss of $755,000 in the prior year.

    The net loss from continuing operations for the 1995 fiscal year was $5.4 million, of which $4.1 million is attributed to the writedown of assets recorded in the second quarter. This compares to net earnings from continuing operations of $437,000 in fiscal 1994. Including net operating losses and losses on the sale of discontinued operations, the net loss for fiscal year 1995 was $6.0 million, compared to a net loss of $319,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1996, the Company's working capital totaled $10.6 million, a decrease of $4.2 million from working capital of $14.8 million a year earlier. The Company has been able to finance its working capital requirements through its internally generated cash flow and the sale of its discontinued businesses and assets. In July 1996, the Company and its primary bank amended and extended the terms of its credit agreement effective May 31, 1996. The agreement, as amended, consists of a $3.95 million term loan, payable in quarterly installments of $350,000 with the balance due December 1, 1997, and a $12 million revolving line of credit due December 1, 1997. At May 31, 1996, amounts outstanding on the term loan and under the revolving line of credit were $2.9 million and $6.5 million, respectively, and $1.3 million was available for borrowing under the terms of the agreement.

     As of May 31, 1996, cash and cash equivalents totaled $2.0 million decreasing $1.1 million from the prior year. This decrease in cash resulted mainly from $4.7 million used in the Company's financing activities, $0.2 million used in the Company's investing activities, offset by $3.8 million provided by the Company's operating activities. See Team's "Consolidated Statements of Cash Flows" for additional detail.

    Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $1.3 million for fiscal 1996. The Company is presently pursuing negotiations to sell the Military Housing projects, although there can be no assurance that any potential transaction will be completed. Management intends to utilize the proceeds of such a sale, if any, to further reduce Company bank debt and to increase available working capital.

    In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
Houston, Texas
July 29, 1996

                           TEAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       ASSETS                                                  MAY 31,
                                                                                               ------------------------------------
                                                                                                   1996                    1995
                                                                                               ------------            ------------
Current Assets:
  Cash and cash equivalents ........................................................           $  2,038,000            $  3,154,000
  Receivables ......................................................................              8,149,000               8,408,000
  Materials and supplies ...........................................................              5,748,000               6,641,000
  Prepaid expenses and other current assets ........................................                846,000               1,374,000
                                                                                               ------------            ------------
    Total Current Assets ...........................................................             16,781,000              19,577,000
Net Assets of Discontinued Operations ..............................................                   --                   124,000
Property, Plant and Equipment:
  Land and buildings ...............................................................              6,874,000               6,889,000
  Machinery and equipment ..........................................................             11,088,000              10,864,000
                                                                                               ------------            ------------
                                                                                                 17,962,000              17,753,000
  Less accumulated depreciation and amortization ...................................             12,197,000              11,641,000
                                                                                               ------------            ------------
                                                                                                  5,765,000               6,112,000

Military Housing Projects:
  Restricted cash and other assets .................................................              2,880,000               2,897,000
  Land and buildings, net of accumulated
    depreciation of $6,168,000 in 1996 and
    $4,710,000 in 1995 .............................................................             41,123,000              42,581,000
                                                                                               ------------            ------------
                                                                                                 44,003,000              45,478,000
Goodwill, Net of Accumulated Amortization ..........................................                   --                 5,583,000
Other Assets .......................................................................              2,887,000               3,184,000
                                                                                               ------------            ------------
                                                                                               $ 69,436,000            $ 80,058,000
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ................................................           $  1,735,000            $  1,344,000
  Accounts payable .................................................................                846,000                 742,000
  Other accrued liabilities ........................................................              3,638,000               2,705,000
                                                                                               ------------            ------------
    Total Current Liabilities ......................................................              6,219,000               4,791,000
Long-term Debt and Other ...........................................................             11,754,000              13,627,000
Military Housing Projects' Non-recourse Obligations:
  Debt .............................................................................             38,765,000              39,722,000
  Other ............................................................................              1,653,000               1,595,000
                                                                                               ------------            ------------
                                                                                                 40,418,000              41,317,000
Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued .........................................                   --                      --
  Common stock, par value $.30 per share, 10,000,000 shares
    authorized and 5,169,542 shares issued at
    May 31, 1996 and 1995 ..........................................................              1,551,000               1,551,000
  Additional paid-in capital .......................................................             24,992,000              24,992,000
  Accumulated deficit ..............................................................            (15,401,000)             (6,123,000)
  Less treasury stock at cost, 9,700 shares at
    May 31, 1996 and 1995 ..........................................................                (97,000)                (97,000)
                                                                                               ------------            ------------
    Total Stockholders' Equity .....................................................             11,045,000              20,323,000
                                                                                               ------------            ------------
                                                                                               $ 69,436,000            $ 80,058,000
                                                                                               ============            ============

                See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED MAY 31,
                                                                           --------------------------------------------------------
                                                                               1996                  1995                  1994
                                                                           ------------          ------------          ------------
Revenues:
  Operating revenue ..............................................         $ 47,449,000          $ 50,816,000          $ 56,891,000
  Military housing projects' lease revenue .......................            5,036,000             4,914,000             4,242,000
                                                                           ------------          ------------          ------------
                                                                             52,485,000            55,730,000            61,133,000

Operating Costs and Expenses:
  Operating expenses .............................................           25,161,000            26,525,000            28,870,000
  Selling, general and administrative expenses ...................           23,446,000            22,677,000            24,743,000
  Interest .......................................................            1,188,000             1,485,000             1,548,000
  Writedown of assets ............................................            7,697,000             1,421,000                  --
                                                                           ------------          ------------          ------------
                                                                             57,492,000            52,108,000            55,161,000

Military Housing Projects' Costs and Expenses:
  Operating expenses .............................................            2,198,000             2,061,000             1,505,000
  General and administrative expenses ............................              289,000             1,197,000               419,000
  Interest .......................................................            3,359,000             3,405,000             3,073,000
  Writedown of assets ............................................                 --               4,832,000                  --
                                                                           ------------          ------------          ------------
                                                                              5,846,000            11,495,000             4,997,000

Earnings (Loss) from Continuing
  Operations before Income Taxes .................................          (10,853,000)           (7,873,000)              975,000
Provision (Benefit) for Income Taxes .............................           (1,575,000)           (2,425,000)              538,000
                                                                           ------------          ------------          ------------
Earnings (Loss) from Continuing Operations,
  Net of Income Taxes ............................................           (9,278,000)           (5,448,000)              437,000
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes ................................                 --                (513,000)              325,000
Loss on Sales of Discontinued Operations,
  Net of Income Taxes ............................................                 --                 (13,000)           (1,081,000)
                                                                           ------------          ------------          ------------

Net Loss .........................................................         $ (9,278,000)         $ (5,974,000)         $   (319,000)
                                                                           ============          ============          ============


Net Earnings (Loss) Per Share:
    Earnings (Loss) from Continuing Operations ...................         $      (1.80)         $      (1.06)         $        .09
    Earnings (Loss) from Discontinued Operations .................                 --                   (0.10)                  .06
    Loss on Sales of Discontinued Operations .....................                 --                   (0.00)                (0.21)
                                                                           ------------          ------------          ------------
  Net Loss .......................................................         $      (1.80)         $      (1.16)         $      (0.06)
                                                                           ============          ============          ============

  Weighted Average Number of Shares Outstanding ..................            5,161,000             5,160,000             5,164,000
                                                                           ============          ============          ============

                See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                MAY 31,
                                                                     ---------------------------------------------------------------
                                                                         1996                    1995                       1994
                                                                     ------------             ------------             ------------
COMMON STOCK:
    Balance at beginning of year ........................            $  1,551,000             $  1,551,000             $  1,551,000
                                                                     ------------             ------------             ------------
    Balance at end of year ..............................            $  1,551,000             $  1,551,000             $  1,551,000
                                                                     ============             ============             ============

ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of year ........................            $ 24,992,000             $ 24,992,000             $ 24,992,000
                                                                     ------------             ------------             ------------
    Balance at end of year ..............................            $ 24,992,000             $ 24,992,000             $ 24,992,000
                                                                     ============             ============             ============

RETAINED EARNINGS
  (ACCUMULATED DEFICIT):
    Balance at begininng of year ........................            $ (6,123,000)            $   (149,000)            $    170,000
    Net loss ............................................              (9,278,000)              (5,974,000)                (319,000)
                                                                     ------------             ------------             ------------
    Balance at end of year ..............................            $(15,401,000)            $ (6,123,000)            $   (149,000)
                                                                     ============             ============             ============

TREASURY STOCK:
    Balance at begininng of year ........................            $    (97,000)            $    (97,000)            $   (105,000)
    Reissuance of 700 shares ............................                    --                       --                      8,000
                                                                     ------------             ------------             ------------
    Balance at end of year ..............................            $    (97,000)            $    (97,000)            $    (97,000)
                                                                     ============             ============             ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 1996                  1995                   1994
                                                                             -----------          ------------          -----------
Cash Flows From Operating Activities:
  Earnings (loss) from continuing operations
    net of income taxes ............................................         $(9,278,000)         $ (5,448,000)         $   437,000
  Adjustments to reconcile earnings (loss)
    from continuing operations net of income
    taxes to net cash provided by operating
    activities:
  Writedown of assets ..............................................           7,697,000             6,253,000                 --
  Depreciation and amortization ....................................           3,443,000             3,957,000            3,585,000
  Provision for doubtful accounts
    and notes receivable ...........................................                --                 233,000              241,000
  Noncurrent deferred income taxes .................................          (1,923,000)             (433,000)            (137,000)
  Change in other long-term obligations ............................           1,782,000                  --                   --
  Gain on sale of assets ...........................................             (23,000)                 --                   --

  Changes in assets and liabilities:
    (Increase) decrease:
      Receivables ..................................................             259,000             1,755,000              867,000
      Materials and supplies .......................................             493,000               986,000              644,000
      Prepaid expenses and other assets ............................             528,000              (298,000)            (384,000)
    Increase (decrease):
      Accounts payable .............................................             104,000            (3,058,000)          (2,788,000)
      Other accrued liabilities ....................................             683,000            (2,569,000)            (287,000)
      Income taxes payable .........................................                --                (659,000)             579,000
                                                                             -----------          ------------          -----------
  Net cash provided by operating activities ........................           3,765,000               719,000            2,757,000
                                                                             -----------          ------------          -----------

Cash Flows From Investing Activities:
  Capital expenditures .............................................            (788,000)             (413,000)          (1,242,000)
  Disposal of property and equipment ...............................             115,000                28,000               60,000
  Decrease (increase) in other assets ..............................             309,000               231,000           (2,844,000)
Decrease in net assets
    of discontinued operations .....................................             124,000             1,786,000            3,478,000
  Military Housing projects' capital expenditures ..................                --                (110,000)          (5,882,000)
  (Increase) decrease in Military Housing projects'
    restricted cash and other assets ...............................              17,000               (45,000)          (2,850,000)
  Proceeds from sale of companies ..................................                --               8,254,000                 --
                                                                             -----------          ------------          -----------
  Net cash provided by (used in)
    investing activities ...........................................            (223,000)            9,731,000           (9,280,000)
                                                                             -----------          ------------          -----------

Cash Flows From Financing Activities:
  Payments under debt agreements ...................................          (3,546,000)          (10,101,000)          (7,695,000)
  Principal payments under
    capital lease obligations ......................................            (213,000)             (290,000)            (221,000)
  Proceeds from issuance of debt ...................................                --                 204,000            6,804,000

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS- (continued)

                                                                             1996                   1995                    1994
                                                                          -----------           ------------           ------------
Proceeds from issuance of non-recourse debt ....................          $      --             $      --              $ 10,248,000
Payments on Military Housing
  projects' non-recourse obligations ...........................             (957,000)              (881,000)              (414,000)
Increase (decrease) in Military Housing
  projects' other non-recourse obligations .....................               58,000                 44,000               (149,000)
Reissuance of treasury stock ...................................                 --                     --                    8,000
                                                                          -----------           ------------           ------------
Net cash provided by (used in)
  financing activities .........................................           (4,658,000)           (11,024,000)             8,581,000
                                                                          -----------           ------------           ------------
Net increase (decrease) in cash and
  cash equivalents .............................................           (1,116,000)              (574,000)             2,058,000
Cash and cash equivalents at
  beginning of year ............................................            3,154,000              3,728,000              1,670,000
                                                                          -----------           ------------           ------------
Cash and cash equivalents at end of year .......................          $ 2,038,000           $  3,154,000           $  3,728,000
                                                                          ===========           ============           ============

Supplemental disclosures of information:
Interest paid during the period:
Operating interest .............................................          $ 1,201,000           $  1,667,000           $  1,793,000
Military Housing projects ......................................            3,376,000              3,433,000              1,779,000
                                                                          -----------           ------------           ------------
                                                                          $ 4,577,000           $  5,100,000           $  3,572,000

Income taxes paid during the period ............................          $    31,000           $    645,000           $    260,000
Income taxes refunded during the period ........................          $   797,000           $    875,000           $      --

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During 1996, 1995 and 1994, equipment and software acquired under capital lease obligations amounted to $495,000, $254,000 and $0, respectively.

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

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

MATERIALS AND SUPPLIES

     Materials and supplies are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

                             CLASSIFICATION                       LIFE
                      -------------------------------         -------------
                      Buildings.......................        20-25 years

                      Machinery and equipment.........          2-10 years

MILITARY HOUSING PROJECTS

Buildings are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives of 10 to 40 years.

GOODWILL AND PATENTS

     Goodwill and patents are carried at cost less accumulated amortization. Goodwill represents the excess of cost over the fair value of the net assets of businesses purchased. The cost of patents is amortized over 17 years while goodwill cost is amortized over 20 to 25 years. The accumulated amortization of goodwill was $1,304,000 at May 31, 1995. During 1996 all goodwill was written off. See Note 4.

REVENUE RECOGNITION

     The Company recognizes revenue when services are rendered.

                           TEAM, INC. AND SUBSIDIARIES

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

EARNINGS PER SHARE

     Earnings per common and common equivalent share for fiscal 1996, 1995 and 1994 were computed using 5,160,000 weighted average common shares outstanding during each year plus 1,000, 0 and 4,000 weighted average shares applicable to common stock equivalents, respectively.

     Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants, net of assumed repurchase of common shares based on the treasury stock method.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

DIVIDENDS

     No dividends were paid during the current or prior two fiscal years. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of those instruments. The fair value of the Company's long-term debt, including the Military Housing Projects' non-recourse debt, is estimated based on the current rates available to the Company for instruments with similar terms and maturities.

ACCOUNTING CHANGES

    The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, companies are permitted to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. Team will continue to apply APB Opinion No. 25, and in 1997, will increase its footnote disclosure to include the pro-forma impact on net income and earnings per share of the application of the fair value based method of accounting.

    Team will adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1997. Issued in March 1995, SFAS No. 121, sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of the new standard is not expected to have a material impact on the Company's financial position or results from operations.

RECLASSIFICATIONS

     Certain amounts from previous years have been reclassified to conform to the 1996 presentation.

2.  DIVESTITURES AND DISCONTINUED OPERATIONS

   Effective May 31, 1996, the Company sold substantially all the assets of its Environmental Engineering and Consulting Division, which had a carrying value of approximately $111,000 with no gain or loss being recognized.

     In April 1995, the Company sold substantially all of the assets of its Transportation Services segment and recognized a gain of $444,000 net of income taxes of $287,000. Proceeds from this divestiture amounted to approximately $3.7 million and were used primarily to reduce the Company's long-term debt.

    In July 1994, the Company sold substantially all of the assets of Infrastructure Services, Inc. The purchase price consisted of $4,550,000 in cash and a subordinated promissory note in the principal amount of $1,700,000. This note bears interest at 9 percent per annum payable semi-annually and matures July 2002. A principal payment of $500,000 is due and payable in August 1997 and principal payments of $120,000 are due and payable semi-annually thereafter. The cash proceeds from the sale were used to reduce the Company's term loan with its primary lender. In the fourth quarter of fiscal 1994, the Company recognized an additional loss of $1,081,000 net of income tax benefit of $300,000 for the disposition of this discontinued operation and in the second quarter of fiscal 1995 the Company recognized an additional loss of $457,000 net of income tax benefit of $236,000 for the disposition of this discontinued operation. As of May 31, 1996, the full amount of the note and all unpaid accrued interest were fully reserved. (See Note 4.)

3.  MILITARY HOUSING PROJECTS

    During fiscal 1992, the Company was awarded contracts to develop and construct four residential military housing projects for the Departments of the Army, Navy and Air Force which were assigned to a subsidiary of the Company, First America Capital Corporation, and its subsidiaries. Another subsidiary of the Company, First America Development Corporation, acted as on-site project manager. Under the Military housing program, residential housing projects are constructed by the private sector for lease to the United States government for a twenty-year term. The costs of construction of these residential projects were financed in June 1992 through the sale of approximately $52.5 million of Certificates of Participation in lease payments to be made by the United States government in connection with the rental of the units (the "Certificates of Participation"). These Certificates of Participation bear interest at the rate of 8.5 percent per annum. At May 31, 1996 the balance due on the Certificates of Participation is $38,765,000 plus accrued interest of $1,236,000. The fair value of this debt at May 31, 1996 is estimated at $35,979,000 based on rates currently available to the Company for instruments with similar terms and maturities. (Refer to Note 8 for discussion of fair value of Team's other debt.)

    The 150-unit Military Housing project in New Mexico was completed and a lease was entered into by the United States government on July 29, 1993. The 300-unit Military Housing project located near Pensacola, Florida was completed and the lease was entered into effective October 12, 1993. The 250-unit Military Housing project located near Ft. Bragg, North Carolina was completed and the lease entered into effective November 1, 1993. Construction of the fourth project, located near Ft. Stewart, Georgia, never commenced as a result of extensive delays in obtaining necessary permits, easements and licenses. In fiscal 1993, the Company's subsidiary filed a Claim and Request for Change Order with the United States Army Corps of Engineers for additional costs and expenses as a result of these delays aggregating $4.7 million, approximately $1.4 million of which relate to claims of the general contractor. The decision of the Contracting Officer with respect to this claim was appealed to the Armed Services

Board of Contract Appeals ("ASBCA"). In November 1993, the Company's subsidiary's right to proceed with construction of this project was terminated by the Corps and the portion of the Certificates of Participation attributable to the Ft. Stewart project was redeemed. The Company's subsidiary appealed the Corp's decision to terminate the contract to the ASBCA. Subsequent to May 31, 1996, the Company has settled all claims and appeals regarding the Ft. Stewart project. The settlement of approximately $559,000, including interest, differs from the original claim due to non-allowance of certain general and administrative costs by the United States Government.

    Payments due on the Certificates of Participation are made solely from rent paid by the government. Rent payments under the lease agreements are held by the Trustee, United States Trust Company of New York, as restricted cash and are sufficient to cover principal and interest on the Certificates of Participation in full. The Government's obligation to make these lease payments is subject to annual congressional appropriation. Although this debt is non-recourse to the Company and its subsidiaries, the Company's subsidiaries have executed mortgages in favor of the Trustee for the Certificate holders encumbering each subsidiary's fee interest in the properties. Pursuant to the mortgages, the Trustee has obtained a security interest in the projects to secure payment to the Certificate holders. Annual principal installments on this non-recourse debt are as follows: 1997, $1,041,000; 1998, $1,131,000; 1999, $1,229,000; 2000,
$1,336,000 and thereafter, $34,028,000.

    The Company's management is presently pursuing negotiations to sell the Military Housing business segment although there can be no assurance that the transaction will be completed. Management intends to utilize the proceeds of such a sale, if any, to further reduce bank debt and increase available working capital.

4.  PRE-TAX CHARGES

    The loss from continuing operations for fiscal year 1996 included pre-tax charges of $7,697,000 representing writedowns in the carrying value of certain of the Company's assets. This charge primarily reflected the $5,347,000 write-off of goodwill as it pertained to the Environmental Consulting and Engineering Division and a $400,000 write-off of obsolete inventory. The charge also included the reserve of a $1,700,000 note receivable obtained in the sale of a former business segment. In addition, the Company recorded $2,423,000 of additional general and administrative expenses which relate primarily to certain compensation arrangements with former employees and reversed $57,000 of accrued but unpaid interest receivable on the above mentioned note receivable.

     The loss from continuing operations for fiscal 1995 included pre-tax charges of $6,253,000, primarily representing writedowns in the carrying value of certain of the Company's assets. The charge included provisions of $4,832,000 to reduce the carrying value of the military housing projects and related deferred expenses. In addition, the Company recorded pre-tax charges of $1,421,000 to write down the value of certain assets and to record provisions for certain deferred charges and account receivable losses.

5.  RECEIVABLES

     Receivables consist of:
                                                         MAY 31,
                                              ----------------------------
                                                  1996            1995
                                              --------------   -----------

   Trade accounts receivable................. $   8,058,000    $ 7,691,000
   Current income tax receivable.............            --        722,000
   Other receivables.........................       262,000        199,000
   Allowance for doubtful accounts...........      (171,000)      (204,000)
                                              -------------    -----------
        Total................................ $   8,149,000    $ 8,408,000
                                              =============    ============

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:
                                                               MAY 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Payroll and other compensation expenses ........      $1,448,000      $1,172,000
Insurance accruals .............................       1,096,000         889,000
Other ..........................................       1,094,000         644,000
                                                      ----------      ----------
    Total ......................................      $3,638,000      $2,705,000
                                                      ==========      ==========

7.  INCOME TAXES

The provisions (benefits) for federal and state income taxes attributable to pre-tax earnings from continuing operations are as follows:

                                               YEAR ENDED MAY 31,
                                  ----------------------------------------------
                                      1996              1995            1994
                                  -----------       -----------       ---------
Federal income taxes:
  Current ..................      $   (41,000)      $(1,705,000)      $ 999,000
  Deferred .................       (1,525,000)         (867,000)       (540,000)
State income taxes:
  Current ..................             --              68,000         177,000
  Deferred .................           (9,000)           79,000         (98,000)
                                  -----------       -----------       ---------
  Total ....................      $(1,575,000)      $(2,425,000)      $ 538,000
                                  ===========       ===========       =========


A reconciliation between income taxes related to earnings (loss) from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings (loss) follows:

                                                   YEAR ENDED MAY 31,
                                       -----------------------------------------
                                           1996             1995         1994
                                       ------------     -----------     --------
Earnings (loss) from
 continuing operations
 before federal income taxes ......    $(10,853,000)    $(7,873,000)    $975,000
                                       ============     ===========     ========

Computed income taxes at
 statutory rate ...................    $ (3,690,000)    $(2,677,000)    $332,000
Goodwill writeoff/amortization ....       1,843,000         147,000      117,000
State income taxes, net of
 federal tax benefit ..............          (6,000)         97,000       52,000
Other .............................         278,000           8,000       37,000
                                       ------------     -----------     --------
    Total .........................    $ (1,575,000)    $(2,425,000)    $538,000
                                       ============     ===========     ========

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the significant components of the Company's deferred tax assets and liabilities were comprised of the following:

                                                          YEAR ENDED MAY 31,
                                                 -------------------------------
                                                    1996                1995
                                                 -----------        -----------
Accounts receivable ......................       $   (15,000)       $   (47,000)
Tax over book depreciation ...............        (1,271,000)          (714,000)
Other ....................................           (49,000)              --
                                                 -----------        -----------
Gross deferred liabilities ...............        (1,335,000)          (761,000)
                                                 -----------        -----------

Notes receivable .........................           559,000               --
Non deductible accrued expenses ..........         1,399,000            476,000
Inventory ................................            95,000             53,000
Net operating loss carryover .............         1,356,000            977,000
AMT & foreign tax credit .................            73,000               --
Other ....................................           268,000            136,000
                                                 -----------        -----------
Gross deferred assets ....................         3,750,000          1,642,000
                                                 -----------        -----------

Net deferred taxes .......................       $ 2,415,000        $   881,000
                                                 ===========        ===========

No valuation account was required for the deferred tax assets. Net deferred tax assets are classified in the consolidated balance sheets as follows:

                                                           YEAR ENDED MAY 31,
                                                        ------------------------
                                                           1996          1995
                                                        ----------      --------
Prepaid expenses and other current assets ........      $  404,000      $793,000
Other assets .....................................       2,011,000        88,000
                                                        ----------      --------
Net deferred tax assets ..........................      $2,415,000      $881,000
                                                        ==========      ========

The Company has a net operating loss carryforward of $3,989,000 at May 31, 1996, which expires in fiscal years 2010 and 2011.

8.  LONG-TERM OBLIGATIONS

Long-term obligations consist of:
                                                         YEAR ENDED MAY 31,
                                                  ------------------------------
                                                     1996                1995
                                                  -----------        -----------
Term loan ................................        $ 2,900,000        $ 3,950,000
Revolving credit agreement ...............          6,500,000          8,817,000
Term note ................................          1,416,000          1,558,000
Capital lease obligations ................            556,000            275,000
Compensation agreements ..................          1,717,000               --
Other ....................................            400,000            371,000
                                                  -----------        -----------
                                                   13,489,000         14,971,000
Less current portion .....................          1,735,000          1,344,000
                                                  -----------        -----------
  Total ..................................        $11,754,000        $13,627,000
                                                  ===========        ===========

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG-TERM DEBT:

    Effective August 24, 1995, the Company extended and revised its bank credit agreement. The revised agreement, as amended September 13, 1995, provides a total credit facility of $15,950,000, consisting of a $3,950,000 term loan and a $12,000,000 revolving line of credit. An amendment was entered into effective May 31, 1996, which extends the maturity date on both the term loan and the revolving line of credit to December 1, 1997. Quarterly principal payments of $350,000 are due on the term loan until maturity. Both the term loan and the revolving line of credit bear interest at rates not exceeding the bank's prime rate of interest (8.25 percent at May 31, 1996) plus one-half of one percent. A commitment fee of 0.375 percent is payable on the daily average unused amount of the revolving line of credit, less the aggregate amount of all outstanding letters of credit. At May 31, 1996, the Company had a $151,000 letter of credit outstanding against the revolving line of credit. Amounts outstanding under the revolving line of credit were $6,500,000 and $8,817,000 at May 31, 1996 and 1995, respectively. Amounts outstanding on the term loan were $2,900,000 and $3,950,000 at May 31, 1996 and 1995, respectively. $1,330,000 was available for borrowing under the terms of the agreement at May 31, 1996.

    Loans under the Company's bank credit agreement are secured by substantially all of the assets of the Company. The terms of the agreement, as amended, require the maintenance of certain financial ratios and limit investments, advances, liens, leases and indebtedness, among other things. At May 31, 1996, the Company was in compliance with all credit agreement covenants.

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

    Based on the borrowing rates currently available to the Company for bank loans with terms and maturities similar to the Company's long-term debt, the fair value of such debt is estimated to approximate its carrying value at May 31, 1996.

COMPENSATION AGREEMENTS:

    During the year ended May 31, 1996, the Company accrued for compensation to be paid to former employees of the Company beyond the period in which services are expected to be rendered. At May 31, 1996, these long-term obligations totaled $1,717,000.

Maturities of long-term obligations are as follows:

                                YEAR ENDING MAY 31,

1997......................................................          $  1,735,000
1998......................................................             8,583,000
1999......................................................               518,000
2000......................................................             1,342,000
2001......................................................               241,000
Thereafter................................................             1,070,000
                                                                    ------------

Total.....................................................          $ 13,489,000
                                                                    ============

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

    Pursuant to option plans, the Company has granted options to purchase common stock to officers, directors and employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of grant of each option and may vary. During the year ended May 31, 1996, all options were re-priced to $2.125, the market value of the common stock on the date the shares were re-priced. Transactions under all plans are summarized below:


                                                      YEAR ENDED MAY 31,
                                               -----------------------------
                                                 1996       1995      1994
                                               ---------  ---------  -------

Shares under option, beginning of year......    512,050    559,750   396,300
Changes during the year:
    Granted.................................     70,000     65,400   182,900
    Exercised...............................         --        --         --
    Canceled................................    (70,350)  (113,100)  (19,450)
                                               --------   --------   -------
Shares under option, end of year............    511,700    512,050   559,750
                                               ========  =========  ========
Average option price per share..............   $  2.125  $    5.28  $   5.64
                                               ========  =========  ========
Exercisable at end of year..................    459,000    398,350   351,900
                                               ========  =========  ========
Available for future grant..................    626,300    555,950   503,250
                                               ========  =========  ========

    Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees, at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 1996, 1995, 1994 were $167,000, $214,000 and $301,000, respectively.

    Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. The Company's contributions to the Plan in 1994 were $125,000. No contributions were made in 1996 nor 1995.

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

    Under the Rights Plan, each Right entitles the registered holder to purchase from the Company a unit consisting of one-hundredth of a share (a "Unit") of Series A Participatory Preferred Stock, $100.00 par value ("Preferred Stock") at a purchase price of $100.00 per Unit, subject to adjustment. Under certain circumstances, the Company may substitute an equivalent value of other securities of the Company, property or cash or any combination thereof in lieu of the Preferred Stock. Until exercisable, the Rights will not be transferable apart from the Common Stock. The Rights will be exercisable only after an individual or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of Common Stock or commencement of a tender offer or exchange offer for 15 percent or more of the outstanding shares of Common Stock.

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    If, at any time after certain events occur which result in the Rights becoming exercisable, the Company is acquired in a merger or other business combination transaction, or more than 50 percent of the Company's assets, cash flow or earnings power is sold or transferred, each Right will entitle its holder to receive, upon exercise of the Right, common stock of the acquiring company having a market value at the time of such transactions equal to two times the exercise price of the Right. In the event that an individual or group has acquired, or obtains the right to acquire 15 percent or more of the outstanding shares of Common Stock, each holder of a Right would thereafter have the right to receive, upon exercise of such Right, that number of shares of Common Stock having a value of twice the exercise price of the Right. This Right would not arise in the event of a tender offer or exchange offer for all of the outstanding Common Stock at a price and on terms which the Board of Directors determines to be fair to and otherwise in the best interest of the Company and its shareholders.

    The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire at the close of business on October 1, 2000, unless earlier redeemed. At no time will the Rights have any voting privileges.

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company's capital leases relate to certain office facilities, computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $464,000 and $831,000 at May 31, 1996 and 1995, before accumulated amortization of $45,000 and $226,000, respectively. Other assets includes software under capital lease in the amount of $281,000 and $164,000 at May 31, 1996 and 1995, before accumulated amortization of $71,000 and $19,000, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases with a term in excess of one year charged against earnings were $1,898,000, $1,735,000 and $2,216,000 in 1996,
1995 and 1994, respectively.

    Minimum rental commitments for future periods are as follows:

                                                     OPERATING
  YEAR ENDING MAY 31,              CAPITAL LEASES     LEASES            TOTAL
- ---------------------------------  -------------- --------------   ------------
1997.............................   $  243,000    $    1,691,000   $  1,934,000
1998.............................      186,000         1,298,000      1,484,000
1999.............................      108,000           740,000        848,000
2000.............................       76,000           374,000        450,000
2001.............................       44,000           261,000        305,000
                                    ----------    --------------   ------------
Total minimum lease payments.....      657,000    $    4,364,000   $  5,021,000
                                                  ==============   ============
Less amount representing interest      101,000
                                    ----------
Present value of net minimum lease
  payments.......................   $  556,000
                                    ==========

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LEGAL PROCEEDINGS

     As previously reported, the Texas Water Commission and the EPA have proposed the cleanup of the Sheridan Disposal Services Site ("Sheridan Site") near Hempstead, Texas. The Company is included in a large group of potentially responsible parties to pay for cleanup costs of the Sheridan Site pursuant to applicable Texas and Federal laws. On September 1, 1989, the Company executed a De Minimus Settlement Agreement ("Settlement Agreement") with most of the potentially responsible parties to settle its potential liability for clean up of the Sheridan Site in consideration for a $101,700 payment by the Company. The EPA approved the Settlement Agreement and executed a related Consent Decree. This Consent Decree was rejected by the Court in April 1996. The EPA is presently appealing the rejection of the Consent Decree.

A subsidiary of the Company was committed, pursuant to an agreement with the United States Army Corps of Engineers (the "Corps"), to construct a 200 unit Federal housing project near the Ft. Stewart Military Reservation located in Hinesville, Georgia. Construction of this project never commenced as a result of extensive delays in obtaining easements, licenses and permits necessary in order to develop the project. In fiscal 1993, the Company filed a Claim and Request for Change order with the Corps for additional costs and expenses incurred as a result of these delays, which was appealed to the Armed Services Board of Contract Appeals ("ASBCA"). During fiscal 1994, the Corps terminated the Agreement, thereby canceling the project. The Company separately appealed the Corps' decision to terminate the Agreement, again with the ASBCA. The Company's appeals to the ASBCA from (1) the Corps' decision to terminate the Agreement and
(2) the Corps' decision on the claim for additional costs and expenses have been settled. On June 6, 1996 the ASBCA issued a decision for the Company's subsidiary in the amount of $462,000 plus interest from April 6, 1993 until paid. The settlement amount, which totaled $559,000, was received by the Company in July 1996.

    While the Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business, in the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings would not have a material adverse effect on the Company's consolidated financial statements.

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

                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                     YEAR ENDED MAY 31,
                                              ---------------------------------
                                                1996       1995         1994
                                              --------    --------    ---------
                                                      (IN THOUSANDS)
Revenues:
  Environmental services ..................   $ 47,449    $ 50,816    $  56,891
  Military Housing projects ...............      5,036       4,914        4,242
                                              --------    --------    ---------
    Total .................................   $ 52,485    $ 55,730    $  61,133
                                              ========    ========    =========

Operating profit after corporate allocation
and amortization of goodwill:(1)
  Environmental services ..................   $ (3,685)   $  3,342    $   4,226
  Military Housing projects ...............      2,516      (3,176)       2,318
General corporate .........................     (5,137)     (3,149)        (948)
  Interest expense ........................     (4,547)     (4,890)      (4,621)
                                              --------    --------    ---------
    Earnings before income
taxes .....................................   $(10,853)   $ (7,873)   $     975
                                              ========    ========    =========

Identifiable assets at end of period:
  Environmental services ..................   $ 18,407    $ 24,523    $  28,971
  Military Housing projects ...............     44,011      45,934       53,569
  General corporate .......................      7,018       9,601       20,574
                                              --------    --------    ---------
    Total .................................   $ 69,436    $ 80,058    $ 103,114
                                              ========    ========    =========

Capital expenditures during period:
  Environmental services ..................   $  1,048    $    640    $   1,211
  Military Housing projects ...............       --           110        5,882
  General corporate .......................        235          27           31
                                              ========    ========    =========
    Total .................................   $  1,283    $    777    $   7,124
                                              ========    ========    =========
Provision for depreciation and
amortization:
  Environmental services ..................   $  1,350    $  1,658    $   1,709
  Military Housing projects ...............      1,458       1,449        1,262
  General corporate .......................        635         850          614
                                              --------    --------    ---------
    Total .................................   $  3,443    $  3,957    $   3,585
                                              ========    ========    =========

(1) Included in operating profits are charges representing writedowns taken in the third and fourth quarters of fiscal 1996 and the second quarter of fiscal 1995 as follows:

Environmental services ....................... $5,997     $  724
Military Housing projects ....................   --        4,832
General corporate ............................  1,700        697
                                               ------     ------
                                               $7,697     $6,253
                                               ======     ======

    For the three years ended May 31, 1996, there were no customers with sales greater than 10 percent of consolidated revenues.

                                       31
                           TEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 1996 and 1995 were as follows: (in thousands except per share amounts)

                                                       FISCAL 1996
                                     -------------------------------------------
                                       FIRST    SECOND       THIRD       FOURTH
                                      QUARTER   QUARTER     QUARTER     QUARTER
                                     --------   --------    -------    ---------

Revenues ...........................   $13,375   $12,728    $13,006    $ 13,376
                                       =======   =======    =======    ========
Gross Profit .......................   $ 6,446   $ 5,773    $ 6,200    $  6,707
                                       =======   =======    =======    ========
Net Earnings (Loss) ................   $    33   $  (548)   $(7,716)   $ (1,047)
                                       =======   =======    =======    ========
Net Earnings (Loss) per Share ......   $  0.01   $ (0.11)   $ (1.50)   $  (0.20)
                                       =======   =======    =======    ========

                                                          FISCAL 1995
                                     ------------------------------------------------
                                        FIRST      SECOND        THIRD        FOURTH
                                       QUARTER     QUARTER      QUARTER       QUARTER
                                       --------    --------    -----------    --------
Revenues ...........................   $ 14,300    $ 13,655    $    14,393    $ 13,382
                                       ========    ========    ===========    ========
Gross Profit .......................   $  7,077    $  6,550    $     6,985    $  6,532
                                       ========    ========    ===========    ========
Earnings (Loss) from Continuing
  Operations, Net of Income Taxes ..   $   (247)   $ (5,132)   $       (77)   $      8
Earnings (Loss) from Discontinued
   Operations, Net of Income Taxes .         11        (452)           117        (189)
Gain (Loss) on Sales of Discontinued
   Operations, Net of Income Taxes .       --          (457)          --           444
                                       --------    --------    -----------    --------

Net Earnings (Loss) ................   $   (236)   $ (6,041)   $        40    $    263
                                       ========    ========    ===========    ========

Net Earnings (Loss) per Share:
  Earnings (Loss) from Continuing
    Operations .....................   $  (0.05)   $  (0.99)   $     (0.01)   $   0.00
  Earnings (Loss) from Discontinued
    Operations .....................       0.00       (0.09)          0.02       (0.04)
  Earnings (Loss) on Sales of
    Discontinued Operations ........       0.00       (0.09)          0.00        0.09
                                       --------    --------    -----------    --------

  Net Earnings (Loss) ..............   $  (0.05)   $  (1.17)   $      0.01    $   0.05
                                       ========    ========    ===========    ========

                                       32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                    PART III.

    THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 1996, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                                            PAGE

Independent Auditors' Report................................................. 15
Consolidated Balance Sheets - May 31, 1996 and 1995.......................... 16
Consolidated Statements of Operations - Years ended
  May 31, 1996, 1995, and 1994............................................... 17
Consolidated Statements of Stockholders' Equity -
  Years ended May 31, 1996, 1995 and 1994.................................... 18
Consolidated Statements of Cash Flows - Years
  ended May 31, 1996, 1995 and 1994.......................................... 19
Notes to Consolidated Financial Statements................................... 21

2.  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts..............................S-1

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

3(b)* Bylaws of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-2, File No. 33-31663).

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

10(a)* Asset Purchase Agreement dated April 10, 1995 by and between Hellums Service, Inc. and Hellums Services II, Inc. (filed as
         Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10(b)* Asset Purchase Agreement dated April 10, 1995 by and between Elsik, Inc. and Elsik II, Inc. (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10(c)* Assignment of Rents and Security Agreement dated June 1, 1992 by Ft. Bragg 801, Inc. for the benefit of Security Pacific National Trust Company (New York) ("Security") in its capacity as the Trustee for the Certificate Holders under that certain Trust Agreement Relating to Military Family Housing Projects (the "Trust Agreement") (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(d)* Assignment of Rents and Security Agreement dated June 1, 1992 by Portales 801, Inc. for the benefit of Security in its capacity as the Trustee for the Certificate Holders under the Trust Agreement (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1994).

10(e)* Assignment of Rents and Security Agreement dated June 1, 1992 by Pensacola 801, Inc. for the benefit of Security in its capacity as the Trustee for the Certificate Holders under the Trust Agreement (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1994).

10(f)* Lease Agreement dated July 29, 1993 by and between the United States of America and Portales 801, Inc. (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(g)* Lease No. DACA21-5-94-0442 dated November 16, 1993 by and between Ft. Bragg 801, Inc. and the United States of America (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(h)* Lease No. N62467-94-RP-00001 dated October 12, 1993 by and between Pensacola 801, Inc. and the United States of America (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(i)* Mortgage, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 by Pensacola 801, Inc. for the benefit of Security Pacific National Trust Company (New York) and Barnett Banks Trust Company, N.A. as Trustee for the Certificate Holders, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(j)* Amended and Restated Deed of Trust, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 from Ft. Bragg 801, Inc. to Palmer Wilcox, Mortgage Trustee, and Security, Trustee, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(k)* Amended, Modified and Restated Construction Deed of Trust, Security Agreement and Collateral Assignment of Lease dated June 1, 1992 by Portales 801, Inc. to R. Max Best (Trustee) for the benefit of Security Pacific National Trust Company (New York), as Trustee for the Certificate Holders, The Toyo Trust & Banking Co., Ltd. and Canadian Imperial Bank of Commerce (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

10(l)* Construction Loan Agreement between Team, Inc. and Sterling Bank dated November 15, 1993 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).

10(m)* Credit Agreement between Texas Commerce Bank, N.A. and Team, Inc. dated April 7, 1994 (filed as Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994).

10(n)* First Amendment and Supplement to Credit Agreement; and Term Note Modification Agreement between Texas Commerce Bank, N.A. and Team, Inc. effective as of February 28, 1995 (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995).

10(o)* Amended and Restated Credit Agreement among Texas Commerce Bank, N.A. and Team, Inc. and its subsidiaries dated August 24, 1995 (filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10(p)* First Amendment and Supplement to Amended and Restated Credit Agreement and Note Modification Agreement by and between Team, Inc. and Texas Commerce Bank Association effective as of September 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).

10(q) Second Amendment and Supplement to Amended and Restated Credit Agreement, and Revolving Credit Note Modification and Term Note Modification Agreement effective as of May 31, 1996 by and between Texas Commerce Bank N.A. and Team, Inc.

10(r)* 1987 Amended and Restated Stock Option Plan dated December 16, 1991 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994).

10(s)*   Fourth Amendment to Team, Inc. Amended and Restated 1987
         Restricted Stock Option Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

10(t)*# Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as
         Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

10(u)# Employment Agreement effective as of August 25, 1995 between the Company and Mr. William A. Ryan, President and Chief
         Executive Officer of the Company.

10(v)*   Fifth Amendment and Restatement of the Team, Inc. Salary
         Deferral Plan dated March 26, 1991 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10(w)* Sixth Amendment to Salary Deferral Plan dated as of October 10, 1991. (filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10(x)*   Ninth Amendment and Restatement of the Team, Inc. Salary
         Deferral Plan (filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended February
         29, 1996).

10(y)* Team, Inc. Employee Stock Ownership Plan, as amended by First Amendment thereto, Second Amendment thereto and by two Third Amendments thereto adopted in the alternative (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989), and by Fourth Amendment dated as of December 31, 1991 (filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992) and by Sixth Amendment (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).

10(z)# Team, Inc. Restated Non-Employee Directors' Stock Option Plan (As amended through March 28, 1996).

10(aa)*# Second Amendment to Team, Inc. Non-Employee Directors' Stock
         Option Plan effective as of October 28, 1994 (filed as Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994).

10(bb)*# Third Amendment to Team, Inc. Non-Employee Directors' Stock
         Option Plan effective December 14, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

10(cc)*  Team, Inc. 1992 Stock Option Plan for Key Employees of
         Acquired Business effective January 1992 (filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10(dd)#  Team, Inc. Officers' Restricted Stock Option Plan dated
         December 14, 1995.

11       Statement re: Computation of Per Share Earnings.

21       Subsidiaries of the Company.

23       Consent of Certified Public Accountants.

27       Financial Data Schedule.

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(B)      REPORTS ON FORM 8-K.

There were no reports filed by the Company on Form 8-K during the fourth quarter of fiscal 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 12, 1996.


                                           Team, Inc.



                                           By: /s/ WILLIAM A. RYAN
                                               William A. Ryan
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.



/s/ WILLIAM A. RYAN                    President,                August 12, 1996
(William A. Ryan)                Chief Executive Officer
                                      and Director

/s/ GEORGE W. HARRISON                    Director               August 12, 1996
(George W. Harrison)

/s/ SIDNEY B. WILLIAMS                    Director               August 12, 1996
(Sidney B. Williams)

/s/ JACK M. JOHNSON, JR.                  Director               August 12, 1996
(Jack M. Johnson, Jr.)

/s/ E. THEODORE LABORDE                   Director               August 12, 1996
(E. Theodore Laborde)

/s/ JOHN L. FARRELL, JR.                  Director               August 12, 1996
(John L. Farrell, Jr.)

/s/ MARGIE E. ROGERS                     Treasurer               August 12, 1996
(Margie E. Rogers)                 (Principal Financial
                                   Officer and Principal
                                    Accounting Officer)

                                       37
                                                                     SCHEDULE II
                           TEAM, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                              BALANCE AT     CHARGED TO      CHARGED                    BALANCE
                                               BEGINNING      COST AND      TO OTHER        (A)         AT END
CLASSIFICATION                                 OF PERIOD      EXPENSES      ACCOUNTS    DEDUCTIONS     OF PERIOD
- ----------------                              ------------   ------------   ----------  ------------  ------------
Deducted from assets to which they apply:
  Allowance for doubtful accounts:
    Year ended May 31, 1996 ..............    $     204      $   --         $   --      $   33        $   171
    Year ended May 31, 1995 ..............          242          205            --         243            204
    Year ended May 31, 1994 ..............          164          164            --          86            242


  Allowance for notes receivable:
    Year ended May 31, 1996 (B) ..........    $     268      $ 1,757        $   --      $  --         $ 2,025
    Year ended May 31, 1995 ..............           77           28            163        --             268
    Year ended May 31, 1994 ..............           --           77            --         --              77

- ----------------
(A)      Net write-off bad debt

(B) $1,700 included in writedown and $57 included in general and administrative expenses.