Form 10-Q
period 1996-08-31
TEAM INC
filed 1996-10-10
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 31, 1996
                               ----------------------------
                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period                 to

Commission file number    1-8604
                      -------------

                                   TEAM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                 74-1765729
                -----                                 ----------
   (State or other jurisdiction                    (I.R.S. Employer
         of incorporation                        Identification Number)
         or organization)

  1019 South Hood Street,  Alvin,  Texas               77511
  --------------------------------------               -----
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (713)  331-6154
                                                   --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                        No
                       ----------                       ----------

On October 1, 1996, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.


                                      INDEX


PART I.         FINANCIAL INFORMATION                                  Page No.
                                                                       --------

                Item 1.    Financial Statements

                           Consolidated Balance Sheets --                  3
                             August 31, 1996 and May 31, 1996

                           Consolidated Statements of Earnings --          4
                             Three Months Ended
                             August 31, 1996 and 1995

                           Consolidated Statements of Cash Flows --        5
                             Three Months Ended
                             August 31, 1996 and 1995

                           Notes to Consolidated Financial Statements      6


                Item 2.    Management's Discussion and Analysis            7
                           of Financial Condition and
                           Results of Operations

PART II.        OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                9

ITEM 1. FINANCIAL STATEMENTS


TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         August 31,     May 31,
                                                            1996          1996
                                                                       (Restated)
                                                      ------------- -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                           $   1,288,000 $   2,037,000
  Accounts receivable, net of allowance for doubtful
    accounts of $162,000 and $171,000                     7,566,000     8,140,000
  Materials and supplies                                  5,834,000     5,748,000
  Prepaid expenses and other current assets                 834,000       846,000
                                                      ------------- -------------
    Total Current Assets                                 15,522,000    16,771,000
Net Assets of Discontinued Operations, Net of Reserve
  for Future Losses of $461,000 and $0                    2,954,000     3,503,000
Property, Plant and Equipment:
  Land and buildings                                      6,594,000     6,874,000
  Machinery and equipment                                11,149,000    11,088,000
                                                      ------------- -------------
                                                         17,743,000    17,962,000
  Less accumulated depreciation and amortization         11,874,000    12,197,000
                                                      ------------- -------------
                                                          5,869,000     5,765,000

Other Assets                                              2,829,000     2,887,000
                                                      ------------- -------------
                                                      $  27,174,000 $  28,926,000
                                                      ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                   $   1,733,000 $   1,735,000
  Accounts payable                                          706,000       846,000
  Other accrued liabilities                               2,868,000     3,546,000
  Current income taxes payable                               14,000           --
                                                      ------------- -------------
    Total Current Liabilities                             5,321,000     6,127,000
Long-term Debt and Other Obligations                     10,797,000    11,754,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                      --            --
  Common stock, par value $.30 per share, 10,000,000
    shares authorized and 5,169,542 shares issued         1,551,000     1,551,000
  Additional paid-in capital                             24,992,000    24,992,000
  Accumulated deficit                                   (15,390,000)  (15,401,000)
  Treasury stock at cost, 9,700 shares                      (97,000)      (97,000)
                                                      ------------- -------------
                                                         11,056,000    11,045,000
                                                      ------------- -------------
                                                      $  27,174,000 $  28,926,000
                                                      ============= =============

                See notes to consolidated financial statements                3

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                          Three Months Ended
                                                               August 31,
                                                      ---------------------------
                                                           1996          1995
                                                                      (Restated)
                                                      ------------- -------------
Revenues                                              $  10,155,000 $  12,117,000
Operating expenses                                        5,716,000     6,590,000
Selling, general and administrative expenses              4,170,000     4,840,000
Interest                                                    245,000       325,000
                                                      ------------- -------------
Earnings from continuing operations before
  income taxes                                               24,000       362,000
Provision for income taxes                                   14,000       203,000
                                                      ------------- -------------
Earnings from continuing operations, net of
  income taxes                                               10,000       159,000
Earnings (loss) from Military Housing projects
  discontinued operations, net                              182,000      (126,000)
Estimated loss on sale of Military Housing projects
  discontinued operations, net                             (181,000)          --
                                                      ------------- -------------
Net earnings                                          $      11,000 $      33,000
                                                      ============= =============


Net earnings (loss) per common share
  Net earnings from continuing operations             $        0.00  $       0.03
  Net earnings (loss) from Military Housing projects
    discontinued operations                                    0.04         (0.02)
  Net estimated loss on sale of Military Housing
    projects discontinued operations                          (0.04)         0.00
                                                      ------------- -------------
  Net earnings                                         $       0.00  $       0.01
                                                      ============= =============

Weighted average number of shares outstanding             5,160,000     5,160,000
                                                      ============= =============

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                      ---------------------------
                                                         August 31,   August 31,
                                                            1996         1995
                                                                      (Restated)
                                                      ------------- -------------
Cash Flows From Operating Activities:
  Net earnings from continuing operations             $      10,000 $     159,000
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                         374,000       547,000
      (Gain) loss on sale of assets                         (21,000)        3,000
      Change in assets and liabilities:
         (Increase) decrease:
            Accounts receivable                             574,000      (744,000)
            Materials and supplies                          (86,000)      179,000
            Prepaid expenses and other assets                12,000       509,000
         Increase (decrease):
            Accounts payable                               (140,000)     (142,000)
            Other accrued liabilities                      (678,000)      244,000
            Income taxes payable                             14,000       126,000
                                                      ------------- -------------
      Net cash provided by operating activities              59,000       881,000

Cash Flows from Investing Activities:
    Capital expenditures                                   (575,000)     (145,000)
    Disposal of property and equipment                      176,000         4,000
    Decrease (increase) in other assets                       1,000      (121,000)
    (Increase) decrease in net assets of
      discontinued operations                               549,000      (180,000)
                                                      ------------- -------------

      Net cash provided by (used in) investing
        activities                                          151,000      (442,000)


Cash Flows From Financing Activities:
    Payments under debt agreements
     and capital lease obligations                         (959,000)   (1,283,000)
                                                      ------------- -------------

     Net cash used in financing activities                 (959,000)   (1,283,000)
                                                      ------------- -------------

Net decrease in cash and cash equivalents                  (749,000)     (844,000)
Cash and cash equivalents at beginning of year            2,037,000     3,139,000
                                                      ------------- -------------
Cash and cash equivalents at end of period            $   1,288,000 $   2,295,000
                                                      ============= =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                         $     250,000 $     292,000
                                                      ============= =============
     Income taxes                                     $       7,000 $      13,000
                                                      ============= =============


                See notes to consolidated financial statements               5

                           TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Method of Presentation

     General

       The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1996.

       The prior period financial statements have been restated to reflect the Military Housing projects segment as discontinued operations.


2.   Dividends

         No dividends were paid during the first three months of fiscal 1997 or 1996. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Discontinued Operation - Military Housing Projects

         The Company has entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing projects. The closing of the sale is subject to certain conditions but is anticipated to occur no later than December 5, 1996. A summary of the discontinued Military Housing projects' assets and liabilities as of August 31, 1996 and May 31, 1996 follows:

                                           August 31,              May 31,
                                              1996                 1996
                                       ---------------       ---------------
     Assets:
        Current assets...............  $     1,730,000       $     2,890,000
        Land and buildings, net......       40,758,000            41,123,000
                                       ---------------       ---------------
                                       $    42,488,000       $    44,013,000
     Liabilities:
        Current liabilities..........  $       818,000       $     1,745,000
        Long-term debt...............       38,255,000            38,765,000
                                       ---------------       ---------------
                                       $    39,073,000       $    40,510,000
                                       ---------------       ---------------
        Net Assets...................  $     3,415,000       $     3,503,000
                                       ===============       ===============

       A summary of the results of the discontinued Military Housing projects' operations for the period ended August 31, 1996 and 1995 follows:

                                                   Three Months Ended
                                                        August 31,
                                          --------------------------------------
                                                 1996                   1995
                                          ----------------      ----------------
     Revenues                             $     1,263,000       $     1,257,000
     Operating expenses...................       (561,000)             (556,000)
     General and administrative expenses..        (20,000)              (90,000)
     Interest expense.....................       (818,000)             (839,000)
     Estimated future losses..............       (180,000)                   --
     Other income.........................        592,000                37,000
                                          ---------------       ---------------

     Earnings (loss) before income taxes..        276,000              (191,000)
     (Provision) benefit for income taxes.        (94,000)               65,000
                                          ----------------      ---------------
     Net earnings.........................$       182,000       $      (126,000)
                                          ===============       ===============


     During the quarter, $180,000 was accrued for estimated future losses of the Military Housing projects' operations through the expected date of disposition. In addition, $281,000 was accrued for the estimated loss on the sale of the projects.

     Also, as previously reported, during the quarter Team received $559,000 from the Armed Services Board of Contract Appeals in settlement of the Ft. Stewart claim for costs and expenses associated with the termination of the Agreement with the United States Army Corps of Engineers to construct a Federal housing project.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 31, 1996 Compared to Three Months Ended August 31, 1995

     For the three month period ended August 31, 1996, revenues from the Company's industrial repair services business totaled $10.2 million, 16 percent lower than revenues of $12.1 million reported in the same period of the prior fiscal year. This decline in revenues is primarily a result of the sale in May 1996 of the consulting and engineering division and lower demand for emission monitoring services, as a result of reduced reporting requirements by many of the Company's customers, due to slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services.

     As a percent of sales, operating expenses in the Company's operations increased by 2 percent from the first quarter of fiscal 1996. Gross profit margins declined from 45.6 percent to 43.7 percent as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses of $4.2 million in the first quarter of fiscal 1997 were $670,000 or 14 percent lower than in the prior year. The continuing impact of cost reduction programs implemented during the prior fiscal year has resulted in lower personnel, insurance and general expenses.

     Interest expense of $245,000 in the first three months of fiscal 1997 was 25 percent lower than in the same period of fiscal 1996 due to reduced average borrowing levels. Pre-tax earnings of $24,000 for the first quarter decreased from 1996 first quarter pre-tax earnings of $362,000.

Liquidity and Capital Resources

     At August 31, 1996, the Company's working capital totaled $10.2 million, a decrease of $443,000 from working capital of $10.6 million at May 31, 1996. The Company has been able to finance its working capital requirements through its internally generated cash flow.

     As of August 31, 1996, cash and cash equivalents totaled $1.3 million, decreasing $749,000 in the first quarter. This cash decrease resulted mainly from $959,000 used in the Company's financing activities offset by $151,000 provided in the Company's investing activities and by $59,000 provided by the Company's operating activities. See "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures for fiscal 1997 will be approximately $1.5 million, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment. All planned capital expenditures are discretionary and will be made based on available funds. During the first quarter of fiscal 1997, capital expenditures totaled $575,000, primarily for the purchase of LeakTrackers(registered trademark) used in expanding the Company's emissions control services data handling programs as well as the purchase of equipment used in hot tapping line repairs.

     The Company's current and long-term debt and other obligations were $12.5 million compared to $13.4 million at May 31, 1996. Of this amount, $8.5 million was owed to the Company's primary bank lender. The Company paid down the term note in the amount of $900,000 during the quarter.

     The Company has entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing projects. The closing of the sale is subject to certain conditions, but is anticipated to occur no later than December 5, 1996. Although there can be no assurance that any potential transaction will be completed, management intends to utilize the proceeds of such a sale, if any, to further reduce bank debt and to increase available working capital. (See Note 3 of Notes to Consolidated Financial Statements.)



LeakTracker(registered trademark) is a registered trademark of Tracker Technologies, Inc.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       There were no Form 8-K Reports filed during the quarter ended August 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   TEAM, INC.
                                   (Registrant)


Date: October 10, 1996



                                   WILLIAM A. RYAN
                                   ---------------------------------------
                                   William A. Ryan, Chairman of the Board,
                                   President and Chief Executive Officer


                                   MARGIE E. ROGERS
                                   ---------------------------------------
                                   Margie E. Rogers, Treasurer and
                                   Chief Accounting Officer

                  EXHIBIT INDEX


        27  --  Financial Data Schedule