Form 10-Q
period 1996-11-30
TEAM INC
filed 1997-01-13
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             NOVEMBER 30, 1996
                              ----------------------------------------------
                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period                          to
                         --------------------------  -----------------------

Commission file number                            1-8604
                      ------------------------------------------------------

                                 TEAM, INC.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Texas                                 74-1765729
---------------------------------   ----------------------------------------
   (State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)          Identification Number)

1019 South Hood Street,  Alvin,  Texas                   77511
----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (281)  331-6154
                                                  --------------------------

                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                             No
                     -------                            -------

On January 6, 1997, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX


PART I.       FINANCIAL INFORMATION                                Page No.
                                                                  ----------
              Item 1.   Financial Statements

                        Consolidated Balance Sheets --                 3
                         November 30, 1996 and May 31, 1996

                        Consolidated Statements of Earnings --         4
                         Three Months Ended
                         November 30, 1996 and 1995
                         Six Months Ended
                         November 30, 1996 and 1995

                        Consolidated Statements of Cash Flows --       5
                         Six Months Ended
                         November 30, 1996 and 1995

                        Notes to Consolidated Financial Statements     6

              Item 2.   Management's Discussion and Analysis           7
                         of Financial Condition and
                         Results of Operations

PART II.      OTHER INFORMATION

              Item 4.   Submission of Matters to a Vote of             9
                         Security Holders

              Item 6.   Exhibits and Reports on Form 8-K               9

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     November 30,     May 31,
                                                        1996           1996
                                                                     (Restated)
                                                     -----------     ----------
Current Assets:
  Cash and cash equivalents                          $ 2,030,000    $ 2,037,000
  Accounts receivable, net of allowance for
  doubtful accounts of $162,000 and $171,000           7,944,000      8,140,000
  Materials and supplies                               5,908,000      5,748,000
  Prepaid expenses and other current assets              763,000        846,000
                                                     -----------    -----------
   Total Current Assets                               16,645,000     16,771,000

Net Assets of Discontinued Operations, Net of
  Reserve for Future Losses of $366,000 and $0         2,914,000      3,503,000
Property, Plant and Equipment:
  Land and buildings                                   6,588,000      6,874,000
  Machinery and equipment                             11,376,000     11,088,000
                                                     -----------    -----------
                                                      17,964,000     17,962,000
  Less accumulated depreciation and amortization      12,048,000     12,197,000
                                                     -----------    -----------
                                                       5,916,000      5,765,000
Other Assets                                           2,518,000      2,887,000
                                                     -----------    -----------
                                                     $27,993,000    $28,926,000
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                  $ 1,739,000    $ 1,735,000
  Accounts payable                                     1,171,000        846,000
  Other accrued liabilities                            3,409,000      3,546,000
  Current income taxes payable                            41,000            --
                                                     -----------    -----------
   Total Current Liabilities                           6,360,000      6,127,000

Long-term Debt and Other Obligations                  10,268,000     11,754,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per
  share, 500,000 shares authorized, none issued              --             --
  Common stock, par value $.30 per share,
  10,000,000 shares authorized and 5,169,542
  shares issued                                        1,551,000      1,551,000
  Additional paid-in capital                          24,992,000     24,992,000
  Accumulated deficit                                (15,081,000)   (15,401,000)
  Treasury stock at cost, 9,700 shares                   (97,000)       (97,000)
                                                     -----------    -----------
                                                      11,365,000     11,045,000
                                                     -----------    -----------
                                                     $27,993,000    $28,926,000
                                                     ===========    ===========

                 See notes to consolidated financial statements               3

Team, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  NOVEMBER 30,                  NOVEMBER 30,
                                                           ------------------------        ------------------------
                                                              1996         1995               1996         1995
                                                                        (Restated)                      (Restated)
                                                           -----------  -----------        -----------  -----------
Revenues                                                   $11,271,000  $11,475,000        $21,426,000  $23,593,000
Operating expenses                                           6,261,000    7,044,000         11,976,000   13,634,000
Selling, general and administrative expenses                 4,221,000    4,615,000          8,393,000    9,455,000
Interest                                                       228,000      301,000            473,000      626,000
                                                            ----------   ----------         ----------   ----------
Earnings (loss) from continuing operations before
  income taxes                                                 561,000     (485,000)           584,000     (122,000)
Provision (benefit) for income taxes                           251,000      (65,000)           265,000      138,000
                                                            ----------   ----------         ----------   ----------
Earnings (loss) from continuing operations, net of
  income taxes                                                 310,000     (420,000)           319,000     (260,000)
Earnings (loss) from Military Housing projects
  discontinued operations, net                                     --      (128,000)           182,000     (254,000)
Estimated loss on sale of Military Housing
  projects discontinued operations, net                            --           --            (181,000)         --
                                                            ----------   ----------         ----------   ----------
Net earnings (loss)                                         $  310,000   $ (548,000)        $  320,000   $ (514,000)
                                                            ==========   ==========         ==========   ==========

Net earnings (loss) per common share:
  Net earnings (loss) from continuing operations            $     0.06   $    (0.08)        $     0.06        (0.05)
  Net earnings (loss) from Military Housing projects
   discontinued operations                                  $     0.00   $    (0.03)              0.04        (0.05)
  Net estimated loss on sale of Military Housing
   projects discontinued operations                         $     0.00   $     0.00              (0.04)        0.00
                                                            ----------   ----------         ----------   ----------
  Net earnings (loss)                                       $     0.06   $    (0.11)        $     0.06   $    (0.10)
                                                            ==========   ==========         ==========   ==========
Weighted average number of shares outstanding                5,160,000    5,160,000          5,160,000    5,160,000
                                                            ==========   ==========         ==========   ==========


                 See notes to consolidated financial statements             4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             SIX MONTHS ENDED
                                                                        ---------------------------
                                                                        NOVEMBER 30,    NOVEMBER 30,
                                                                            1996           1995
                                                                                         (RESTATED)
                                                                        -----------     -----------
Cash Flows from Operating Activities:
  Net earnings (loss) from continuing operations                        $   319,000     $  (260,000)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                         723,000       1,077,000
      (Gain) loss on sale of assets                                         (21,000)          3,000
      Change in assets and liabilities:
        (Increase) decrease:
        Accounts receivable                                                 196,000        (688,000)
        Materials and supplies                                             (160,000)        471,000
        Prepaid expenses and other assets                                    83,000         213,000
      Increase (decrease):
        Accounts payable                                                    325,000          19,000
        Other accrued liabilities                                          (137,000)        118,000
        Income taxes payable                                                 41,000          22,000
                                                                        -----------     -----------
      Net cash provided by operating activities                           1,369,000         975,000

Cash Flows from Investing Activities:
  Capital expenditures                                                     (916,000)       (272,000)
  Disposal of property and equipment                                        183,000           4,000
  (Increase) decrease in other assets                                       205,000        (137,000)
  (Increase) decrease in net assets of discontinued operations              589,000         (44,000)
                                                                        -----------     -----------

      Net cash provided by (used in) investing activities                    61,000        (449,000)

Cash Flows from Financing Activities:
  Payments under debt agreements
   and capital lease obligations                                         (1,437,000)     (1,733,000)
                                                                        -----------     -----------

      Net cash used in financing activities                              (1,437,000)     (1,733,000)
                                                                        -----------     -----------

Net decrease in cash and cash equivalents                                    (7,000)     (1,207,000)
Cash and cash equivalents at beginning of year                            2,037,000       3,139,000
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $ 2,030,000     $ 1,932,000
                                                                        ===========     ===========
Supplemental disclosure of cash flow information:

     Interest paid                                                      $   480,000     $   639,000
     Income taxes paid                                                  $    10,000     $    57,000
     Income taxes refunded                                              $     4,000     $    21,000



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

              The prior period financial statements have been restated to reflect the Military Housing projects segment as discontinued operations. Also, certain amounts from the previous year have been reclassified to conform with the current year presentation.

2.     Dividends

              No dividends were paid during the first six months of fiscal 1997 or 1996. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.     Discontinued Operation - Military Housing Projects

              As previously reported, the Company entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing Projects. The closing of the sale was originally expected to close in December; however, due to certain conditions having not yet been met, management now anticipates final closing to occur late in the third quarter or early in the fourth quarter of fiscal 1997. No assurance can be made, however, that the transaction will be completed. A summary of the discontinued Military Housing Projects' assets and liabilities as of November 30, 1996 and May 31, 1996 follows:


                                         November 30,             May 31,
                                            1996                   1996
                                         -------------         ------------
                                                                >
       Assets:
          Current assets ..............  $  2,668,000         $  2,890,000
          Land and buildings, net .....    40,394,000           41,123,000
                                         ------------         ------------
                                         $ 43,062,000         $ 44,013,000
       Liabilities:
          Current liabilities..........  $  1,527,000         $  1,745,000
          Long-term debt ..............    38,255,000           38,765,000
                                         ------------         ------------
                                         $ 39,782,000         $ 40,510,000
                                         ------------         ------------
          Net Assets ..................  $  3,280,000         $  3,503,000
                                         ============         ============

       For the three months ended November 30, 1996, the Military Housing Projects had losses (before tax benefit) of approximately $95,000. The original estimated future operating loss accrued at August 31, 1996 was $180,000 while the original accrual for estimated loss on the sale of the Projects was $281,000. Management estimates that no additional loss accruals will be necessary.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED
       TO THREE MONTHS ENDED NOVEMBER 30, 1995

       For the three month period ended November 30, 1996, revenues from the Company's industrial repair services business totaled $11.3 million, 2 percent lower than revenues of $11.5 million reported in the same period of the prior fiscal year. This decline in revenues was primarily a result of the sale in May 1996 of the consulting and engineering division and lower demand for emission monitoring services, as a result of reduced reporting requirements by many of the Company's customers, due to a slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services. Leak sealing revenues were up 12 percent while hot tapping line repair revenues remain stable.

       As a percent of sales, operating expenses in the Company's operations declined 5 percent when compared to the second quarter of fiscal 1996. Gross profit margins improved from 39 percent in the second quarter of fiscal 1996 to 44 percent for the second quarter of fiscal 1997. This improvement was due primarily to the sale of the consulting and engineering division as well as greater efficiencies in operations. Selling, general and administrative expenses of $4.2 million in the second quarter of fiscal 1997 were $394,000 or 9 percent lower than in the prior year. The continuing impact of cost reduction programs implemented during the prior fiscal year, as well as the sale of the consulting and engineering division, have resulted in lower personnel, insurance and general expenses.

       Interest expense of $228,000 in the second quarter of fiscal 1997 was 24 percent lower than in the same period of fiscal 1996 due to reduced average borrowing levels. Pre-tax earnings of $561,000 for the second quarter increased from 1996 second quarter pre-tax losses of $485,000.

SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED
       TO SIX MONTHS ENDED NOVEMBER 30, 1995

       For the six month period ended November 30, 1996, revenues from the Company's industrial repair services business totaled $21.4 million, 9 percent lower than revenues of $23.6 million reported in the same period of last year. The decline in revenues was primarily a result of the sale of the consulting and engineering division whose revenues were $1.6 million in the prior period. Also, revenues for emissions monitoring have decreased due to lower demand as mentioned above. Contrastingly, revenues in our concrete repair, hot tapping line repair and leak sealing services have increased slightly.

       As a percent of sales, operating expenses in the Company's operations decreased by 2 percent. Gross profit margins increased from 42 percent to 44 percent. This improvement was due primarily to the sale of the consulting and engineering division as well as greater efficiencies in operations. Selling, general and administrative expenses of $8.4 million were $1.1 million or 11 percent lower than in the prior year. The continuing impact of cost reduction programs implemented during the prior fiscal year, as well as the sale of the consulting and engineering division, have resulted in lower personnel, insurance and general expenses.

       Interest expense of $473,000 in the first six months of fiscal 1997 was 24 percent lower than in the same period of fiscal 1996 due to reduced average borrowing levels. Pre-tax earnings were significantly improved with $584,000 for the current six-month period compared to a loss of $122,000 for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

       At November 30, 1996, the Company's working capital totaled $10.3 million, a decrease of approximately $300,000 from working capital of $10.6 million at May 31, 1996. The Company has been able to finance its working capital requirements through its internally generated cash flow.

       As of November 30, 1996, cash and cash equivalents totaled $2.0 million, which is consistent with cash at May 31, 1996. Cash provided by operating activities was $1.4 million while cash provided by investing activities was $61,000 and cash used in financing activities was $1.4 million. See "Consolidated Statements of Cash Flows" for additional detail.

       Management expects that capital expenditures for fiscal 1997 will be approximately $1.5 million, as the Company plans to replace, upgrade and expand its data collection, computer and other operating equipment. All planned capital expenditures are discretionary and will be made based on available funds. During the first two quarters of fiscal 1997, capital expenditures totaled $916,000, primarily for the purchase of LeakTrackers(R) used in expanding the Company's emissions control services data handling programs as well as the purchase of equipment used in hot tapping line repairs.

       The Company's current credit agreement provides for borrowings up to $15,950,000, consisting of a $3,950,000 term loan and a $12,000,000 revolving line of credit. The balances due at November 30, 1996 on the term loan and revolving line of credit were $1,644,000 and $6,500,000, respectively. The amount available at the end of quarter under the revolving line of credit was approximately $550,000. The Company paid down the term note in the amount of $1.3 million during the first six months of fiscal 1997.

       As previously reported, the Company entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing Projects. The closing of the sale was originally expected to close in December; however, due to certain conditions having not yet been met, management anticipates final closing to occur late in the third quarter or early in the fourth quarter of fiscal 1997. No assurance can be made, however, that the transaction will be completed. The cash proceeds from the sale will be used to pay in full the Company's term loan with its primary lender and the remainder used to increase available working capital.

LeakTracker(R) is a registered trademark of Tracker Technologies, Inc.

PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Shareholders of the Company was held on October 31, 1996. At the meeting, Messrs. William A. Ryan and John L. Farrell, Jr. were reelected to serve as Class I Directors for a term of three years. The votes with respect to the election of each such director were as follows:

--------------------------------------------------------------------------------
       NAME                          FOR                               WITHHELD
--------------------------------------------------------------------------------
Mr. William A. Ryan               4,557,002                             278,175
--------------------------------------------------------------------------------
Mr. John L. Farrell, Jr.          4,478,679                             356,498
--------------------------------------------------------------------------------

The four directors continuing in office until the expiration of their respective terms are Messrs. Sidney B. Williams, George W. Harrison, Jack M. Johnson, Jr., and E. Theodore Laborde.

The shareholders also approved the appointment of Deloitte & Touche as independent certified public accountants to audit the Company's accounts for the fiscal year ending May 31, 1997 by the following vote:

--------------------------------------------------------------------------------
   FOR                              AGAINST                           ABSTAIN
--------------------------------------------------------------------------------
4,717,915                           103,718                            13,544
--------------------------------------------------------------------------------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W.
              Harrison dated December 24, 1990

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       There were no Form 8-K Reports filed during the quarter ended November 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   TEAM, INC.
                                  (Registrant)


Date:  January 13, 1997



                                   WILLIAM A. RYAN
                                   --------------------------------------------
                                   William A. Ryan, Chairman of the Board,
                                   President and Chief Executive Officer


                                   MARGIE E. ROGERS
                                   --------------------------------------------
                                   Margie E. Rogers, Treasurer and
                                   Chief Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT
  NO.                  DESCRIPTION
-------                -----------

  10.1 First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W.
         Harrison dated December 24, 1990

  27     Financial Data Schedule