Form 10-Q/A
period 1996-08-31
TEAM INC
filed 1997-03-06
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                AMENDMENT NO. 1

  (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              AUGUST 31, 1996
                               -------------------------------------------------

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period                             to
                          ---------------------------    -----------------------

Commission file number                               0-9950
                       ---------------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Texas                               74-1765729
   -------------------------------------   ----------------------------
     (State or other jurisdiction                 (I.R.S. Employer
            of incorporation                   Identification Number)
            or organization)

1019 South Hood Street,  Alvin,  Texas                        77511
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (713)  331-6154
                                                   -----------------------------



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

PART I.         FINANCIAL INFORMATION

                Item 1.  Financial Statements


                The Consolidated Statements of Cash Flows set forth in Item 1 have been amended to report separate disclosures of cash flows pertaining to the operating and financing activities of discontinued operations.

ITEM 1.  FINANCIAL STATEMENTS


TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                                                         August 31,            May 31,
                                                                                            1996                1996
                                                                                                             (Restated)
                                                                                        ------------        ------------
Current Assets:
  Cash and cash equivalents                                                             $  1,288,000        $  2,037,000
  Accounts receivable, net of allowance for doubtful
    accounts of $162,000 and $171,000                                                      7,566,000           8,140,000
  Materials and supplies                                                                   5,834,000           5,748,000
  Prepaid expenses and other current assets                                                  834,000             846,000
                                                                                        ------------        ------------
    Total Current Assets                                                                  15,522,000          16,771,000
Net Assets of Discontinued Operations, Net of Reserve
  for Future Losses of $461,000 and $0                                                     2,954,000           3,503,000
Property, Plant and Equipment:
  Land and buildings                                                                       6,594,000           6,874,000
  Machinery and equipment                                                                 11,149,000          11,088,000
                                                                                        ------------        ------------
                                                                                          17,743,000          17,962,000
  Less accumulated depreciation and amortization                                          11,874,000          12,197,000
                                                                                        ------------        ------------
                                                                                           5,869,000           5,765,000

Other Assets                                                                               2,829,000           2,887,000
                                                                                        ------------        ------------
                                                                                        $ 27,174,000        $ 28,926,000
                                                                                        ============        ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                     $  1,733,000        $  1,735,000
  Accounts payable                                                                           706,000             846,000
  Other accrued liabilities                                                                2,868,000           3,546,000
  Current income taxes payable                                                                14,000                  --
                                                                                        ------------        ------------
    Total Current Liabilities                                                              5,321,000           6,127,000
Long-term Debt and Other Obligations                                                      10,797,000          11,754,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                                        --                  --
  Common stock, par value $.30 per share, 10,000,000
    shares authorized and 5,169,542 shares issued                                          1,551,000           1,551,000
  Additional paid-in capital                                                              24,992,000          24,992,000
  Accumulated deficit                                                                    (15,390,000)        (15,401,000)
  Treasury stock at cost, 9,700 shares                                                       (97,000)            (97,000)
                                                                                        ------------        ------------
                                                                                          11,056,000          11,045,000
                                                                                        ------------        ------------
                                                                                        $ 27,174,000        $ 28,926,000
                                                                                        ============        ============





                See notes to consolidated financial statements                3

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Three Months Ended
                                                                      August 31,
                                                           --------------------------------
                                                               1996                1995
                                                                                (Restated)
                                                           ------------        ------------

Revenues                                                   $ 10,155,000        $ 12,117,000
Operating expenses                                            5,716,000           6,590,000
Selling, general and administrative expenses                  4,170,000           4,840,000
Interest                                                        245,000             325,000
                                                           ------------        ------------
Earnings from continuing operations before
  income taxes                                                   24,000             362,000
Provision for income taxes                                       14,000             203,000
                                                           ------------        ------------
Earnings from continuing operations, net of
  income taxes                                                   10,000             159,000
Earnings (loss) from Military Housing projects
  discontinued operations, net                                  182,000            (126,000)
Estimated loss on sale of Military Housing projects
  discontinued operations, net                                 (181,000)                 --
                                                           ------------        ------------
Net earnings                                               $     11,000        $     33,000



Net earnings (loss) per common share
  Net earnings from continuing operations                  $       0.00        $       0.03
  Net earnings (loss) from Military Housing projects
    discontinued operations                                        0.04               (0.02)
  Net estimated loss on sale of Military Housing
    projects discontinued operations                              (0.04)               0.00
                                                           ------------        ------------
  Net earnings                                             $       0.00        $       0.01
                                                           ============        ============


Weighted average number of shares outstanding                 5,160,000           5,160,000
                                                           ============        ============



                See notes to consolidated financial statements                4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended
                                                       ---------------------------------------
                                                             August 31,            August 31,
                                                               1996                  1995
                                                                                 (Restated)
                                                       ------------------    -----------------

Cash Flows From Operating Activities:
  Net earnings                                               $    11,000         $    33,000
  (Earnings) loss from discontinued operations                    (1,000)            126,000
                                                             -----------         -----------
     Net earnings from continuing operations                      10,000             159,000
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                              374,000             547,000
      (Gain) loss on sale of assets                              (21,000)              3,000
      Change in assets and liabilities:
          (Increase) decrease:
          Accounts receivable                                    574,000            (744,000)
          Materials and supplies                                 (86,000)            179,000
          Prepaid expenses and other assets                       12,000             509,000
         Increase (decrease):
          Accounts payable                                      (140,000)           (142,000)
          Other accrued liabilities                             (678,000)            244,000
          Income taxes payable                                    14,000             126,000
                                                             -----------         -----------
      Net cash provided by continuing operating activities        59,000             881,000
                                                             -----------         -----------

Cash Flows From Discontinued Operations:
  Earnings (loss) from discontinued operations                     1,000            (126,000)
      Depreciation                                               365,000             364,000
      Decrease in current assets                               1,154,000           1,069,000
      Decrease in current liabilities                           (461,000)         (1,018,000)
                                                             -----------         -----------

      Net cash provided by discontinued operations             1,059,000             289,000
                                                             -----------         -----------

     Net cash provided by operating activities                 1,118,000           1,170,000
                                                             -----------         -----------

Cash Flows from Investing Activities:
    Capital expenditures                                        (575,000)           (145,000)
    Disposal of property and equipment                           176,000               4,000
    Decrease (increase) in other assets                            1,000            (121,000)
                                                             -----------         -----------

      Net cash used in investing activities                     (398,000)           (262,000)
                                                             -----------         -----------

Cash Flows From Financing Activities:
    Payments under debt agreements
     and capital lease obligations - continuing                 (959,000)         (1,283,000)
Payments under debt agreements - discontinued                   (510,000)           (469,000)
                                                             -----------         -----------
     Net cash used in financing activities                    (1,469,000)         (1,752,000)
                                                             -----------         -----------

Net decrease in cash and cash equivalents                       (749,000)           (844,000)
Cash and cash equivalents at beginning of year                 2,037,000           3,139,000
                                                             -----------         -----------
Cash and cash equivalents at end of period                   $ 1,288,000         $ 2,295,000
                                                             ===========         ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest:
       Operating                                             $   250,000         $   292,000
       Discontinued                                            1,648,000           1,688,000
                                                             -----------         -----------
                                                             $ 1,898,000         $ 1,980,000
                                                             ===========         ===========
     Income taxes paid                                       $     7,000         $    13,000
                                                             ===========         ===========



                See notes to consolidated financial statements               5

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

3.   Discontinued Operation - Military Housing Projects

         The Company has entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing projects. The closing of the sale is subject to certain conditions but is anticipated to occur no later than December 5, 1996. A summary of the discontinued Military Housing projects' assets and liabilities as of August 31, 1996 and May 31, 1996 follows:


                                   August 31,            May 31,
                                     1996                 1996
                                  -----------        -----------

   Assets:
   Current assets                 $ 1,730,000        $ 2,890,000
   Land and buildings, net         40,758,000         41,123,000
                                  -----------        -----------
                                  $42,488,000        $44,013,000
Liabilities:
   Current liabilities            $   818,000        $ 1,745,000
   Long-term debt                  38,255,000         38,765,000
                                  -----------        -----------
                                  $39,073,000        $40,510,000
                                  -----------        -----------
   Net Assets                     $ 3,415,000        $ 3,503,000
                                  ===========        ===========

       A summary of the results of the discontinued Military Housing projects' operations for the period ended August 31, 1996 and 1995 follows:

                                                                     Three Months Ended
                                                                        August 31,
                                                          -------------------------------------
                                                                1996                   1995
                                                          ---------------       ---------------

     Revenues                                             $     1,263,000       $     1,257,000
     Operating expenses..............................            (561,000)             (556,000)
     General and administrative expenses.............             (20,000)              (90,000)
     Interest expense................................            (818,000)             (839,000)
     Estimated future losses.........................            (180,000)                   --
     Other income....................................             592,000                37,000
                                                          ---------------       ---------------

     Earnings (loss) before income taxes.............             276,000              (191,000)
     (Provision) benefit for income taxes............             (94,000)               65,000
                                                          ---------------       ---------------
     Net earnings....................................     $       182,000       $      (126,000)
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


                                  TEAM, INC.
                                  (Registrant)


Date:    March 6, 1997



                                  /s/WILLIAM A. RYAN
                                  --------------------------------------
                                  William A. Ryan, Chairman of the Board,
                                  President and Chief Executive Officer


                                  /s/MARGIE E. ROGERS
                                  -----------------------------------
                                  Margie E. Rogers, Vice President
                                  and Treasurer