Form 10-Q/A
period 1996-11-30
TEAM INC
filed 1997-03-06
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       NOVEMBER 30, 1996
                              ------------------------------------
                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the transition period                           to
                          --------------------------   ------------------------

Commission file number                          0-9950
                      ---------------------------------------------------------

                                 TEAM, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Texas                                        74-1765729
--------------------------------------------------  ---------------------------
    (State or other jurisdiction                         (I.R.S. Employer
          of incorporation                             Identification Number)
          or organization)

1019 South Hood Street,  Alvin,  Texas                     77511
--------------------------------------------------  ---------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (281)  331-6154
                                                   ----------------------------

                       -------------------------------


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

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  NOVEMBER 30,          MAY 31,
                                                                     1996                1996
                                                                                       (RESTATED)
                                                                ------------         ------------
Current Assets:
  Cash and cash equivalents                                     $  2,030,000         $  2,037,000
  Accounts receivable, net of allowance for doubtful
    accounts of $162,000 and $171,000                              7,944,000            8,140,000
  Materials and supplies                                           5,908,000            5,748,000
  Prepaid expenses and other current assets                          763,000              846,000
                                                                ------------         ------------
    Total Current Assets                                          16,645,000           16,771,000

Net Assets of Discontinued Operations, Net of Reserve
  for Future Losses of $366,000 and $0                             2,914,000            3,503,000
Property, Plant and Equipment:
  Land and buildings                                               6,588,000            6,874,000
  Machinery and equipment                                         11,376,000           11,088,000
                                                                ------------         ------------
                                                                  17,964,000           17,962,000
  Less accumulated depreciation and amortization                  12,048,000           12,197,000
                                                                ------------         ------------
                                                                   5,916,000            5,765,000
Other Assets                                                       2,518,000            2,887,000
                                                                ------------         ------------
                                                                $ 27,993,000         $ 28,926,000
                                                                ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                             $  1,739,000         $  1,735,000
  Accounts payable                                                 1,171,000              846,000
  Other accrued liabilities                                        3,409,000            3,546,000
  Current income taxes payable                                        41,000                 --
                                                                ------------         ------------
    Total Current Liabilities                                      6,360,000            6,127,000

Long-term Debt and Other Obligations                              10,268,000           11,754,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                              --                   --
  Common stock, par value $.30 per share, 10,000,000
    shares authorized and 5,169,542 shares issued                  1,551,000            1,551,000
  Additional paid-in capital                                      24,992,000           24,992,000
  Accumulated deficit                                            (15,081,000)         (15,401,000)
  Treasury stock at cost, 9,700 shares                               (97,000)             (97,000)
                                                                ------------         ------------
                                                                  11,365,000           11,045,000
                                                                ------------         ------------
                                                                $ 27,993,000         $ 28,926,000
                                                                ============         ============





                 See notes to consolidated financial statements               3

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS



                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                NOVEMBER 30,                      NOVEMBER 30,
                                                        ----------------------------     -----------------------------
                                                           1996            1995             1996               1995
                                                                         (Restated)                         (Restated)
                                                        ------------    ------------     ------------     ------------

Revenues                                                $ 11,271,000    $ 11,475,000     $ 21,426,000     $ 23,593,000
Operating expenses                                         6,261,000       7,044,000       11,976,000       13,634,000
Selling, general and administrative expenses               4,221,000       4,615,000        8,393,000        9,455,000
Interest                                                     228,000         301,000          473,000          626,000
                                                        ------------    ------------     ------------     ------------
Earnings (loss) from continuing operations before
  income taxes                                               561,000        (485,000)         584,000         (122,000)
Provision (benefit) for income taxes                         251,000         (65,000)         265,000          138,000
                                                        ------------    ------------     ------------     ------------
Earnings (loss) from continuing operations, net of
  income taxes                                               310,000        (420,000)         319,000         (260,000)
Earnings (loss) from Military Housing projects
  discontinued operations, net                                    --        (128,000)         182,000         (254,000)
Estimated loss on sale of Military Housing projects
  discontinued operations, net                                    --              --         (181,000)              --
                                                        ------------    ------------     ------------     ------------
Net earnings (loss)                                     $    310,000    $   (548,000)    $    320,000     $   (514,000)
                                                        ============    ============     ============     ============


Net earnings (loss) per common share:
  Net earnings (loss) from continuing operations        $       0.06    $      (0.08)    $       0.06     $      (0.05)
  Net earnings (loss) from Military Housing projects
    discontinued operations                             $       0.00           (0.03)            0.04            (0.05)
  Net estimated loss on sale of Military Housing
    projects discontinued operations                            0.00            0.00            (0.04)            0.00
                                                        ------------    ------------     ------------     ------------
  Net earnings (loss)                                   $       0.06    $      (0.11)    $       0.06     $      (0.10)
                                                        ============    ============     ============     ============

Weighted average number of shares outstanding              5,160,000       5,160,000        5,160,000        5,160,000
                                                        ============    ============     ============     ============













               See notes to consolidated financial statements                 4

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     SIX MONTHS ENDED
                                                                                ----------------------------
                                                                                 NOVEMBER 30,    NOVEMBER 30,
                                                                                    1996            1995
                                                                                                 (RESTATED)
                                                                                 -----------     -----------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                            $   320,000     $  (514,000)
  (Earnings) loss from discontinued operations                                        (1,000)        254,000
                                                                                 -----------     -----------
     Net earnings (loss) from continuing operations                                  319,000        (260,000)
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                                                  723,000       1,077,000
      (Gain) loss on sale of assets                                                  (21,000)          3,000
      Change in assets and liabilities:
          (Increase) decrease:
          Accounts receivable                                                        196,000        (688,000)
          Materials and supplies                                                    (160,000)        471,000
          Prepaid expenses and other assets                                           83,000         213,000
         Increase (decrease):
          Accounts payable                                                           325,000          19,000
          Other accrued liabilities                                                 (137,000)        118,000
          Income taxes payable                                                        41,000          22,000
                                                                                 -----------     -----------
      Net cash provided by continuing operating activities                         1,369,000         975,000
                                                                                 -----------     -----------

Cash Flows From Discontinued Operations:
  Earnings (loss) from discontinued operations                                         1,000        (254,000)
      Depreciation                                                                   729,000         729,000
      Decrease in current assets                                                     221,000         274,000
      Increase (decrease) in current liabilities                                     148,000        (324,000)
                                                                                 -----------     -----------

      Net cash provided by discontinued operations                                 1,099,000         425,000
                                                                                 -----------     -----------

     Net cash provided by operating activities                                     2,468,000       1,400,000
                                                                                 -----------     -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                            (916,000)       (272,000)
    Disposal of property and equipment                                               183,000           4,000
    Decrease (increase) in other assets                                              205,000        (137,000)
                                                                                 -----------     -----------

      Net cash used in investing activities                                         (528,000)       (405,000)
                                                                                 -----------     -----------

Cash Flows From Financing Activities:
    Payments under debt agreements
     and capital lease obligations - continuing                                   (1,437,000)     (1,733,000)
    Payments under debt agreements - discontinued                                   (510,000)       (469,000)
                                                                                 -----------     -----------
      Net cash used in financing activities                                       (1,947,000)     (2,202,000)
                                                                                 -----------     -----------

Net decrease in cash and cash equivalents                                             (7,000)     (1,207,000)
Cash and cash equivalents at beginning of year                                     2,037,000       3,139,000
                                                                                 -----------     -----------
Cash and cash equivalents at end of period                                       $ 2,030,000     $ 1,932,000
                                                                                 ===========     ===========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest:
       Operating                                                                 $   480,000     $   639,000
       Discontinued                                                                1,648,000       1,688,000
                                                                                 -----------     -----------
                                                                                 $ 2,128,000     $ 2,327,000
                                                                                 ===========     ===========

     Income taxes paid                                                           $    10,000     $    57,000
                                                                                 ===========     ===========
     Income taxes refunded                                                       $     4,000     $    21,000
                                                                                 ===========     ===========



                See notes to consolidated financial statements                 5

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


                                 November 30,            May 31,
                                   1996                   1996
                                 -----------           -----------
    Assets:
     Current assets ...........  $ 2,668,000           $ 2,890,000
     Land and buildings, net ..   40,394,000            41,123,000
                                 -----------           -----------
                                 $43,062,000           $44,013,000
    Liabilities:
     Current liabilities ......  $ 1,527,000           $ 1,745,000
     Long-term debt ...........   38,255,000            38,765,000
                                 -----------           -----------
                                 $39,782,000           $40,510,000
                                 -----------           -----------
     Net Assets ...............  $ 3,280,000           $ 3,503,000
                                 ===========           ===========

                                                                               6

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


                               TEAM, INC.
                               (Registrant)



Date:  March 6, 1997



                               WILLIAM A. RYAN
                               ---------------------------------------
                               William A. Ryan, Chairman of the Board,
                               President and Chief Executive Officer


                               MARGIE E. ROGERS
                               ---------------------------------------
                               Margie E. Rogers, Vice President
                               and Treasurer