Form 10-Q
period 1997-02-28
TEAM INC
filed 1997-04-14
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  FEBRUARY 28, 1997
                               -----------------------------------------------
                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period                             to
                          ---------------------------    ---------------------

Commission file number  0-9950
                       -------------------------------------------------------

                                     TEAM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Texas                         74-1765729
       ----------------------------       ----------------------
       (State or other jurisdiction         (I.R.S. Employer
              of incorporation            Identification Number)
              or organization)

1019 South Hood Street,  Alvin, Texas                  77511
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (281) 331-6154
                                                   ---------------------------

                           -------------------------

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

On April 1, 1997, there were 5,159,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX

PART I.         FINANCIAL INFORMATION                                    Page No.
-------         ---------------------                                    --------
                Item 1.    Financial Statements

                           Consolidated Balance Sheets --                   3
                             February 28, 1997 and May 31, 1996

                           Consolidated Statements of Earnings --           4
                             Three Months Ended
                             February 28, 1997 and February 29, 1996
                             Nine Months Ended
                             February 28, 1997 and February 29, 1996

                           Consolidated Statements of Cash Flows --         5
                             Nine Months Ended
                             February 28, 1997 and February 29, 1996

                           Notes to Consolidated Financial Statements       6

                Item 2.    Management's Discussion and Analysis             7
                             of Financial Condition and
                             Results of Operations

PART II.        OTHER INFORMATION

                Item 1.    Legal Proceedings                               10

                Item 6.    Exhibits and Reports on Form 8-K                11

                                    PART I.
ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             FEBRUARY 28,       MAY 31,
                                                                1997             1996
                                                                              (RESTATED)
                                                             ------------    ------------
Current Assets:
  Cash and cash equivalents                                  $  1,301,000    $  2,037,000
  Accounts receivable, net of allowance for doubtful
    accounts of $142,000 and $171,000                           7,742,000       8,140,000
  Materials and supplies                                        6,034,000       5,748,000
  Prepaid expenses and other current assets                       750,000         846,000
                                                             ------------    ------------
    Total Current Assets                                       15,827,000      16,771,000

Net Assets of Discontinued Operations, Net of Reserve
  for Future Losses of $319,000 and $0                          2,990,000       3,503,000
Property, Plant and Equipment:
  Land and buildings                                            6,541,000       6,874,000
  Machinery and equipment                                      11,505,000      11,088,000
                                                             ------------    ------------
                                                               18,046,000      17,962,000
  Less accumulated depreciation and amortization               12,231,000      12,197,000
                                                             ------------    ------------
                                                                5,815,000       5,765,000
Other Assets                                                    2,315,000       2,887,000
                                                             ------------    ------------
                                                             $ 26,947,000    $ 28,926,000
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                          $  1,613,000    $  1,735,000
  Accounts payable                                                941,000         846,000
  Other accrued liabilities                                     2,973,000       3,546,000
  Current income taxes payable                                     81,000              --
                                                             ------------    ------------
    Total Current Liabilities                                   5,608,000       6,127,000

Long-term Debt and Other Obligations                            9,764,000      11,754,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                             --              --
  Common stock, par value $.30 per share, 10,000,000
    shares authorized and 5,169,542 shares issued               1,551,000       1,551,000
  Additional paid-in capital                                   24,992,000      24,992,000
  Accumulated deficit                                         (14,871,000)    (15,401,000)
  Treasury stock at cost, 9,700 shares                            (97,000)        (97,000)
                                                             ------------    ------------
                                                               11,575,000      11,045,000
                                                             ------------    ------------
                                                             $ 26,947,000    $ 28,926,000
                                                             ============    ============

                 See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                           1997           1996            1997             1996
                                                                       (Restated)                      (Restated)
                                                       ------------   ------------    ------------    ------------
Revenues                                               $ 11,305,000   $ 11,747,000    $ 32,732,000    $ 35,340,000
Operating expenses                                        6,437,000      6,816,000      18,414,000      20,450,000
Selling, general and administrative expenses              4,258,000      7,214,000      12,652,000      16,669,000
Interest                                                    215,000        287,000         687,000         913,000
Writedown of assets                                              --      5,997,000              --       5,997,000
                                                       ------------    ------------    -----------     -----------
Earnings (loss) from continuing operations before
  income taxes                                              395,000     (8,567,000)        979,000      (8,689,000)
Provision (benefit) for income taxes                        185,000     (1,074,000)        450,000        (936,000)
                                                       ------------    -----------     -----------     -----------
Earnings (loss) from continuing operations, net of
  income taxes                                              210,000     (7,493,000)        529,000      (7,753,000)
Earnings (loss) from Military Housing projects
  discontinued operations, net                                   --       (223,000)        182,000        (477,000)
Estimated loss on sale of Military Housing projects
  discontinued operations, net                                   --             --        (181,000)             --
                                                       ------------   ------------    ------------    ------------
Net earnings (loss)                                    $    210,000   $ (7,716,000)   $    530,000    $ (8,230,000)
                                                       ============   ============    ============    ============


Net earnings (loss) per common share:
  Net earnings (loss) from continuing operations       $       0.04   $      (1.46)   $       0.10     $     (1.50)
  Net earnings (loss) from Military Housing projects
    discontinued operations                                      --          (0.04)           0.04           (0.09)
  Net estimated loss on sale of Military Housing
    projects discontinued operations                             --             --           (0.04)             --
                                                       ------------   ------------    ------------     ------------
  Net earnings (loss)                                  $       0.04   $      (1.50)   $       0.10     $     (1.59)
                                                       ============   ============    ============     ============

Weighted average number of shares outstanding             5,160,000      5,160,000       5,160,000        5,181,000
                                                       ============   ============    ============     ============




                See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                ---------------------------
                                                                                FEBRUARY 28,   FEBRUARY 29,
                                                                                   1997            1996
                                                                                               (RESTATED)
                                                                                ------------   -----------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                           $   530,000    $(8,230,000)
  (Earnings) loss from discontinued operations                                       (1,000)       477,000
                                                                                -----------    -----------
     Net earnings (loss) from continuing operations                                 529,000     (7,753,000)
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                                               1,050,000      1,581,000
      (Gain) loss on sale of assets                                                 (21,000)         3,000
    Writedown of assets                                                                  --      5,997,000
    Noncurrent deferred income taxes                                                353,000       (733,000)
      Change in assets and liabilities:
          (Increase) decrease:
          Accounts receivable                                                       398,000        (35,000)
          Materials and supplies                                                   (286,000)       493,000
          Prepaid expenses and other assets                                          96,000       (122,000)
         Increase (decrease):
          Accounts payable                                                           95,000         31,000
          Other accrued liabilities                                                (573,000)     1,069,000
          Income taxes payable                                                       81,000             --
                                                                                -----------    -----------
      Net cash provided by continuing operating activities                        1,722,000        531,000
                                                                                -----------    -----------

Cash Flows From Discontinued Operations:
  Earnings (loss) from discontinued operations                                        1,000       (477,000)
      Depreciation                                                                1,093,000      1,093,000
      Decrease in current assets                                                    993,000      1,187,000
      Decrease in current liabilities                                              (533,000)      (858,000)
                                                                                -----------    -----------

      Net cash provided by discontinued operations                                1,554,000        945,000
                                                                                -----------    -----------

     Net cash provided by operating activities                                    3,276,000      1,476,000
                                                                                -----------    -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                         (1,103,000)      (434,000)
    Disposal of property and equipment                                              183,000          4,000
    Decrease in other assets                                                         16,000        106,000
                                                                                -----------    -----------

      Net cash used in investing activities                                        (904,000)      (324,000)
                                                                                -----------    -----------

Cash Flows From Financing Activities:
    Payments under debt agreements
     and capital lease obligations - continuing                                  (2,067,000)    (2,329,000)
      Increase in other long term obligations                                            --      1,755,000
    Payments under debt agreements - discontinued                                (1,041,000)      (957,000)
                                                                                -----------    -----------
     Net cash used in financing activities                                       (3,108,000)    (1,531,000)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents                                          (736,000)      (379,000)
Cash and cash equivalents at beginning of year                                    2,037,000      3,154,000
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $ 1,301,000    $ 2,775,000
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest:
       Operating                                                                $   701,000    $   933,000
       Discontinued                                                               3,274,000      3,376,000
                                                                                -----------    -----------
                                                                                $ 3,975,000    $ 4,309,000
                                                                                ===========    ===========
     Income taxes paid                                                          $    13,000    $   122,000
                                                                                ===========    ===========
     Income taxes refunded                                                      $     4,000    $   721,000
                                                                                ===========    ===========

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

2.   Dividends

       No dividends were paid during the first nine months of fiscal 1997 or 1996. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Discontinued Operation - Military Housing Projects

       As previously reported, the Company entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing Projects. The closing of the sale was originally expected to close in December; however, management now anticipates final closing to occur in the fourth quarter of fiscal 1997. No assurance can be made, however, that the transaction will be completed. A summary of the discontinued Military Housing Projects' assets and liabilities as of February 28, 1997 and May 31, 1996 follows:

                                   February 28,    May 31,
                                       1997         1996
                                   ------------  -----------
Assets:
   Current assets ..............   $ 1,771,000   $ 2,890,000
   Land and buildings, net .....    40,030,000    41,123,000
                                   -----------   -----------
                                   $41,801,000   $44,013,000
Liabilities:
   Current liabilities .........   $   768,000   $ 1,745,000
   Long-term debt ..............    37,724,000    38,765,000
                                   -----------   -----------
                                   $38,492,000   $40,510,000
                                   -----------   -----------
   Net Assets ..................   $ 3,309,000   $ 3,503,000
                                   ===========   ===========

     For the three months ended February 28, 1997 and November 30, 1996, the Military Housing Projects had losses (before tax benefit) of approximately $47,000 and $95,000, respectively. The original estimated future operating loss accrued at August 31, 1996 was $180,000 while the original accrual for estimated loss on the sale of the Projects was $281,000. Management estimates that no additional loss accruals will be necessary.

4.   Long-term Debt

      The Company paid down its term note with its primary lender in the amount of $1,600,000 during the first nine months of fiscal 1997. Further, effective February 28, 1997, the Company extended and revised its bank credit agreement. The revised agreement provides a total credit facility of $11,294,000 consisting of $1,294,000 term loan and a $10,000,000 line of credit. The term of the line of credit was extended one year to December 1, 1998 with an option to renew for an additional year under certain conditions. Quarterly principal payments of $350,000 are due on the term loan until maturity. The balances due at February 28, 1997 on the term loan and revolving line of credit were $1,294,000 and $6,500,000, respectively. The amount available at the end of the quarter under the revolving line of credit was approximately $350,000.

5.   Other

     Net deferred tax assets are classified in the consolidated balance sheets as follows:

                                                February 28,   May 31,
                                                    1997        1996
                                                ----------   ----------
Prepaid expenses and other current assets       $  385,000   $  404,000
Other Assets                                     1,658,000    2,011,000
                                                ----------   ----------

                                                $2,043,000   $2,415,000
                                                ==========   ==========


     No valuation account is necessary for the deferred tax assets since the net operating loss carry forward will be utilized by the taxable gain on the anticipated sale of the Military Housing Projects as well as the taxable income generated for the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED
       TO THREE MONTHS ENDED FEBRUARY 29, 1996

     For the three month period ended February 28, 1997, revenues from the Company's industrial repair services business totaled $11.3 million, 4 percent lower than revenues of $11.7 million reported in the same period of the prior fiscal year. This decline in revenues was primarily a result of the sale in May 1996 of the consulting and engineering division and lower demand for emission monitoring services, as a result of reduced reporting requirements by many of the Company's customers, due to a slowdown in environmental regulatory activity. In addition, some of the Company's customers have implemented internal reporting for emissions control services. Leak sealing revenues were up 7 percent while hot tapping line repair revenues increased 17 percent.

     As a percent of sales, operating expenses in the Company's operations declined 1 percent when compared to the second quarter of fiscal 1996. Gross profit margins improved from 42 percent in the third quarter of fiscal 1996 to 43 percent for the third quarter of fiscal 1997. This improvement was due primarily to the sale of the consulting and engineering division. Selling, general and administrative expenses of $4.3 million in the third quarter of fiscal 1997 were $3 million lower than in the prior year. During the prior year, one time charges of approximately $2.3 million were recorded for certain compensation agreements with former employees. Also, the continuing impact of cost reduction programs implemented during the prior fiscal year, as well as the sale of the consulting and engineering division, have resulted in lower personnel, insurance and general expenses.

     Interest expense of $215,000 in the third quarter of fiscal 1997 was 25 percent lower than in the same period of fiscal 1996 due to reduced average borrowing levels. Pre-tax earnings of $395,000 for the third quarter increased from 1996 third quarter pre-tax losses of $8.6 million. Excluding the prior year writedown of assets of $6.0 million, the accrued compensation fees of $2.3 million and the consulting and engineering division's loss of $300,000, the pre-tax earnings for the prior year was $31,000.

NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO NINE MONTHS ENDED FEBRUARY 29,
     1996

     For the nine month period ended February 28, 1997, revenues from the Company's industrial repair services business totaled $32.7 million, 7 percent lower than revenues of $35.3 million reported in the same period of last year. The decline in revenues was primarily a result of the sale of the consulting and engineering division whose revenues were $2.2 million in the prior period. Also, revenues for emissions monitoring have decreased due to lower demand as mentioned above. Contrastingly, revenues in our leak sealing, concrete repair and hot tapping line repair services have increased.

     As a percent of sales, operating expenses in the Company's operations decreased by 2 percent. Gross profit margins increased from 42 percent to 44 percent. This improvement was due primarily to the sale of the consulting and engineering division as well as greater efficiencies in operations. Excluding the one-time accrual of compensation fees of $2.3 million recorded in the prior year, selling, general and administrative expenses of $12.7 million were $1.7 million or 12 percent lower than in the prior year. The continuing impact of cost reduction programs as well as the sale of the consulting and engineering division, have resulted in lower personnel, insurance and general expenses.

     Interest expense of $687,000 in the first nine months of fiscal 1997 was 25 percent lower than in the same period of fiscal 1996 due to reduced average borrowing levels. Pre-tax earnings were significantly improved with $979,000 for the current nine-month period compared to a loss of $8.7 million for the same period of the prior year (earnings of $276,000 excluding the one-time writedown of assets, the one-time accrued compensation for former employees and the operating loss from the consulting and engineering division).

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, the Company's working capital totaled $10.2 million, a decrease of approximately $400,000 from working capital of $10.6 million at May 31, 1996. The Company has been able to finance its working capital requirements through its internally generated cash flow.

     As of February 28, 1997, cash and cash equivalents totaled $1.3 million, down $700,000 from May 31, 1996. Cash provided by continuing operating activities was $1.7 million while cash used in investing activities was $904,000 and cash used in financing activities (excluding discontinued operations) was $2.1 million. See "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures for fiscal 1997 will be approximately $1.3 million, as the Company continues to replace, upgrade and expand its data collection, computer and other operating equipment. All planned capital expenditures are discretionary and will be made based on available funds. During the first three quarters of fiscal 1997, capital expenditures totaled $1.1 million, primarily for the purchase of LeakTrackers(R) used in expanding the Company's emissions control services data handling programs as well as the purchase of equipment used in hot tapping line repairs.

     The Company paid down its term note with its primary lender in the amount of $1,600,000 during the first nine months of fiscal 1997. Further, effective February 28, 1997, the Company extended and revised its bank credit agreement. The revised agreement provides a total credit facility of $11,294,000 consisting of $1,294,000 term loan and a $10,000,000 line of credit. The term of the line of credit was extended one year to December 1, 1998 with an option to renew for an additional year under certain conditions. Quarterly principal payments of $350,000 are due on the term loan until maturity. The balances due at February 28, 1997 on the term loan and revolving line of credit were $1,294,000 and $6,500,000, respectively. The amount available at the end of the quarter under the revolving line of credit was approximately $350,000.

LeakTracker(R) is a registered trademark of Tracker Technologies, Inc.

     As previously reported, the Company entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing Projects. The closing of the sale was originally expected to close in December; however, management now anticipates final closing to occur in the fourth quarter of fiscal 1997. No assurance can be made, however, that the transaction will be completed. The cash proceeds from the sale will be used to pay in full the Company's term loan with its primary lender, to pay down the revolver and the remainder will be used to increase available working capital.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     Allstate Vacuum & Tanks, Inc. ("Allstate"), a former subsidiary of the Company, was identified in the mid-1980s as a potentially responsible party ("PRP") in connection with the Sheridan Disposal Superfund Site (the "Sheridan Site") near Hempstead, Texas. A committee of PRPs (the "Steering Committee") was subsequently formed to evaluate and implement the remediation of the Sheridan Site, and to interact with the Environmental Protection Agency ("EPA") in an attempt to settle the liability of PRPs who agreed to participate in such remediation ("Settling PRPs"). Allstate was ultimately classified as a PRP that had generated or delivered only de minimis amounts of waste to the Sheridan Site. Therefore, Allstate was offered the opportunity to enter into a de minimis party settlement agreement (the "De Minimis Settlement Agreement") with the large waste volume Settling PRPs (the "Major PRPs"). On or about September 22, 1989, the Company, on behalf of Allstate, entered into the De Minimis Settlement Agreement ("Settlement Agreement") and paid a total settlement amount of $101,665.00 to settle the liabilities that had been indemnified by the Major PRPs who entered into the Settlement Agreement against any remediation costs in excess of the settlement payment made by the Company. That Settlement Agreement with the Major PRPs remains in effect.

     The Settling PRPs, including the Company, on behalf of Allstate, also entered into a consent decree ("Consent Decree") with the EPA. Such Consent Decree (along with other consent decrees to which the Company is not a party) were lodged in the United States District Court for the Southern District of Texas in December 1991. A Motion for Entry of the Consent Decree was filed by the EPA in March 1992, and various Amended Motions for Entry of Consent Decree were subsequently filed.

     One party, which was not a Settling PRP (the "Nonsettling PRP"), opposed the entry of the Consent Decree, principally because it had not been given the opportunity to join in the Consent Decree as a de minimis PRP. The waste allegedly generated by the Nonsettling PRP and disposed of at the Sheridan Site allegedly contained PCBs, and the Settling PRPs wanted the Nonsettling PRP to pay a substantial share of the total Sheridan Site remediation costs, because of the greater toxicity (due to PCB content) of the Nonsettling PRP waste allegedly disposed of at the Sheridan Site.

     In April 1996, the judge of the court in which the Consent Decree had been lodged rejected entry of the Consent Decree. Notwithstanding the court's rejection of the Consent Decree, Allstate and the Company are of the opinion that they are indemnified for any potential liability for remediation of the Sheridan Site in excess of the settlement payment made in September 1989, because of the continued existence of the Settlement Agreement. To the Company's and Allstate's knowledge, no one, including any of the Settling PRPs, the EPA, or any third party, has asserted otherwise.

     On March 13, 1997, counsel for the Company had telephone conversations with an attorney in the Superfund Division of the EPA, Region 6, in Dallas, Texas and with an attorney who represents the Settling PRP group, both of whom confirmed that an agreement in principle has been reached with the Nonsettling PRP, whereby the Nonsettling PRP's potential liability for Sheridan Site remediation would be settled, the Nonsettling PRP would withdraw its objection to entry of the Consent Decree, and the Consent Decree would be resubmitted to the court for approval. In addition, the EPA informed the Company's counsel that the principal terms of the settlement agreement with the Nonsettling PRP have been outlined to the court that had previously rejected the Consent Decree in April 1996, and the judge has indicated that if the settlement agreement with the Nonsettling PRP, as outlined, is finally documented and a Motion for Entry of the Consent Decree is reintroduced, the court will enter the Consent Decree. Based on all of the foregoing, the Company does not anticipate incurring any additional liability for the Sheridan Site in excess of the settlement payment already made in September 1989.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Letter Agreement dated April 10, 1997 by and between Texas Commerce Bank National Association and Team, Inc.

       27         Financial Data Schedule

(b)    Reports on Form 8-K

       There were no Form 8-K Reports filed during the quarter ended February 28, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  TEAM, INC.
                                  (Registrant)


Date:    April 14, 1997



                                  WILLIAM A. RYAN
                                  -----------------------------------------
                                  William A. Ryan, Chairman of the Board,
                                  President and Chief Executive Officer


                                  MARGIE E. ROGERS
                                  -----------------------------------------
                                  Margie E. Rogers, Treasurer and
                                  Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
     10.1       Letter Agreement dated April 10, 1997 by and between Texas
                  Commerce Bank National Association and Team, Inc.

       27       Financial Data Schedule