Form 10-K405
period 1997-05-31
TEAM INC
filed 1997-08-14
CIK 318833

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             ---------------------

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-9950

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 331-6154

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 6, 1997, 5,899,842 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was approximately $18,500,154.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Team, Inc. to be held October 30, 1997.
================================================================================

                                FORM 10-K INDEX

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.     Business....................................................    2
Item 2.     Properties..................................................    7
Item 3.     Legal Proceedings...........................................    7
Item 4.     Submission of Matters to a Vote of Security Holders.........    8

                                   PART II

Item 5.     Market for Team's Common Equity and Related Stockholder
              Matters...................................................    8
Item 6.     Selected Financial Data.....................................   10
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
Item 8.     Consolidated Financial Statements and Supplementary Data....   14
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   30

                                   PART III

Item 10.    Directors and Executive and Other Officers of Team..........   30
Item 11.    Executive Compensation......................................   30
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   30
Item 13.    Certain Relationships and Related Transactions..............   30

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   30

                                    PART I.

ITEM 1. BUSINESS

  (a) General Development of Business

     Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a professional full service provider of industrial repair services including leak repair, hot tapping, emissions control, concrete repair and energy management services. These services, which are the core of Team's operations, are provided by a subsidiary of the Company, Team Industrial Services, Inc.

     The Company, through its domestic subsidiaries, operates in 40 locations throughout the United States and two international subsidiaries in England and Trinidad. Additionally, certain industrial services are offered internationally by the Company through 14 licensees operating in 14 countries.

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

     In fiscal 1997, the Company's revenues were $43.7 million compared to $47.4 million in fiscal 1996. The Company's net profit from continuing operations net of income tax was $759,000 in fiscal 1997 as compared to a net loss from continuing operations of $8.7 million in the corresponding period of fiscal 1996. The prior year loss resulted primarily from a one-time after-tax charge of $8.5 million related to the writedown of certain assets as well as certain compensation arrangements with former employees. The improvement in net earnings from continuing operations reflects the continuing impact of cost reduction programs implemented in the prior year as well as the sale of the consulting and engineering division.

     The Company has extended and revised its bank credit agreement which provides a $10.0 million revolving line of credit of which $4.5 million was borrowed at May 31, 1997. See Note (7) of Notes to Consolidated Financial Statements for more detailed information concerning this credit facility and the Company's other indebtedness.

     The Company did not declare or pay a dividend in fiscal 1997. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, the declaration of future dividends will depend on the Company's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (b) Narrative Description of Business

INDUSTRIAL SERVICES

     General. The Company's industrial repair services are provided through Team Industrial Services, Inc. These services consist of leak repair, hot tapping, emissions control, concrete repair, as well as energy management. The Company is the leader in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak repair services, the Company markets a line of products, which includes both standard and custom-designed clamps and enclosures for plant systems and pipelines. The Company's monitoring services provide fugitive emissions monitoring and reporting as required by the U.S. Environmental Protection Agency ("EPA") and state and local agencies. The Company provides these services for approximately 3,000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries.

     Below is a summary of revenues by service line as compared to the Company's consolidated revenues:

                                                               YEAR ENDED MAY 31,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
Leak Repair Services........................................   69%     63%     60%
Hot Tapping Services........................................   12%     11%      7%
Emissions Control Services..................................   16%     24%     33%
(Including consulting and engineering)

     Team's industrial services operate through 40 domestic locations in 23 states and two international operating locations in England and Trinidad. In addition, certain services are offered by the Company internationally through licensees operating in 14 countries.

     Leak Repair Services. The Company's leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company's repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns.

     The Company's leak repair services involve inspection of the leak by the Company's field crew who records pertinent information about the faulty part of the system and transmits the information to the Company's engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at the Company's facility in Alvin, Texas and delivered to the job site. The Company maintains an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. Installations of the clamps and enclosures for on-stream repair work are then performed by the field crew using, in large part, materials and sealants that are developed and produced by the Company.

     The Company's manufacturing center earned the international ISO-9001 certification for its engineering design and manufacturing operations this year. ISO-9001 is the most stringent of all ISO-9000 certification programs.

     The Company's non-destructive repair methods do not compromise the integrity of its customer's process system and can be performed in temperatures ranging from cryogenic to 1,700 degrees Fahrenheit and with pressures from vacuum to 6,000 pounds per square inch. The Company's proprietary sealants are specifically formulated to repair leaks involving over 300 different kinds of chemicals.

     Management attributes the success of its leak repair services to be substantially due to the quality and timely performance of its services by its highly skilled in-house trained technicians, its proprietary techniques and materials and its ability to repair leaks without shutting down the customer's operating system. On-stream repairs can prevent a customer's continued loss of energy or process materials through leaks, thereby avoiding costly energy and production losses that accompany equipment shutdowns, and also lessen fugitive emissions escaping into the atmosphere.

     The Company has continued to develop different types of standard and custom-designed clamps, enclosures and other repair products, which complement the Company's existing industrial market for leak repair services. The Company's leak repair services are supported by an in-house Quality Assurance/Quality Control program that monitors the design and manufacture of each product to assure material traceability on critical jobs and to ensure compliance with customers' requirements.

     Hot Tapping Services. The Company's hot tapping services consist primarily of hot tapping and Line-stop(R) services. Hot tapping services involve utilizing special equipment to cut a hole in an on-stream, pressurized pipeline so that a new line can be connected onto the existing line without interrupting operations. Hot tapping is frequently used for making branch connections into piping systems while the production process is operative. Line-stop(R) services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. The Company typically performs these services by mechanically drilling and cutting into the pipeline and installing a device to stop the process flow. The Company also utilizes a line freezing procedure when applicable to stop the process flow using special equipment and techniques.

     Emissions Control Services. The Company also provides leak detection services that include fugitive emissions identification, monitoring, data management and reporting services primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record emissions from specific process equipment components as requested by the customer, typically to assist the customer in establishing an ongoing maintenance program and/or complying with present and/or future environmental regulations. The Company prepares standard reports in conjunction with EPA requirements or can custom-design these reports to its customers' specifications. The Company is currently replacing the Teamware(R) software system with ELDAC's(R) to include new features that enhance the data management capabilities and allow for more useful customer interaction with their emissions program.

     Concrete Repair Services. Concrete repair is a complex process presenting unique challenges very different from those in new concrete construction. Concrete repairs must integrate new and old materials to form a composite capable of enduring the various exposures of use, the environment and time. Concrete repair is an integrative process of damage analysis, repair material and techniques selection and application. A thorough examination and evaluation of the concrete deterioration problem is performed by Team's highly trained and experienced concrete technician. Selection of the proper materials and methodology is custom designed to meet the specific requirements of each individual customer. Specialized crews are then assigned to perform the specified services, including general concrete surface repair, crack and expansion joint repair using chemical grouts, epoxy resins or sealants, and high-performance protective coating or lining systems.

     Energy Management Services. The Company's energy management procedures are performed by trained and experienced technicians. This program pinpoints energy losses as a result of failed or misapplied steam traps in a plant. In an analysis of a system, steam traps are tagged, monitored and surveyed using two of three methods -- visual, pyrometer or an ultrasonic listening device. The results of the analysis are reported in a detailed performance report that reflects the complete inventory, history, warranties, model, location, condition, etc. and inefficiencies for all the traps with the recommendation of an appropriate trap maintenance and corrective action, if necessary. The performance report can be customized to fit the needs of the facility. The Company's technicians provide complete turnkey maintenance programs and can pinpoint and quantify hidden, costly gas or vacuum leakage using a hand-held detector.

     Marketing and Customers. Team's industrial repair services are marketed principally by marketing and professional personnel based at the Company's various locations. These services are provided through the Company's 40 domestic locations. The Company has developed a cross-marketing program to utilize its sales personnel in offering many of the Company's services at its operating locations. Management believes that these operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

     Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services are typically billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is party to certain long-term contracts. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations over the past few years, the Company has entered into several regional or national contracts which cover multiple plants or locations.

     The Company's leak repair services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

     Business Strategy. The Company believes that the aging of its customers' plants should result in increasing demand for its industrial services. Additionally, the Company intends to expand its business by marketing more of its services to existing customers, new customers and expanding geographically, both domestically and internationally. Team may also increase its services through acquisitions, joint ventures, or internal development of new services and technologies.

     A variety of risks are inherent in this strategy. Marketing efforts may not generate increases in revenues as expected; although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed; growth may require additional capital that the Company may be unable to obtain; and the Company may be unable to develop profitable new services and technologies or acquire companies that provide such services on terms that permit an acceptable rate of return. Additionally, weak economics in the markets served by the Company may constrain market demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. No assurance can be given that the Company will be able to implement its business strategy.

     Competition. Competition in the Company's industrial services is primarily on the basis of service, product performance and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Team believes it has a competitive advantage due to its ability to perform quality leak repair services on a timely basis, using special techniques and materials, while the customers' equipment remains in service. Management believes Team has a competitive advantage over most outside service contractors due to its in-house and customer site-specific trained technicians who are approved for immediate entry into the customer's facility, proprietary sealant materials, 40 domestic locations and ISO-9001 quality procedures and specifications. If, however, customers emphasize price over service and product performance, the Company's competitive advantage may be impaired. Management knows of one outside service contractor of a similar size with which the Company generally competes for leak repair business. Other principal competitors are primarily regionally-based companies that compete within a certain geographical area.

     Miscellaneous. In general, the demand for the Company's leak repair services varies with the length of time between scheduled plant maintenance shutdowns. Also, the Company often experiences increased leak repair demand by customers in the winter due to the effect of weather conditions on piping systems and decreased leak repair demand in the late spring and summer due primarily to the timing of scheduled plant shutdowns. The demand for the Company's emissions control services varies with the level of regulatory requirements, operations of its customers and the energy or product cost savings that may result from the Company's services.

     To complement its leak repair operations in the United States, the Company has a wholly-owned subsidiary in the United Kingdom which operates as Team Industrial Services, Ltd. In addition, to date, the Company has entered into license agreements in North America, South America, Australia and the Pacific Rim and in Europe and the Mid-East through Teaminc Europe, B.V., a joint venture between Team and a Netherlands company, for the use of Team's leak repair technology. Most licensees are required to make a cash payment as initial consideration for the grant by the joint venture of the license. Substantially all licensees are required to make ongoing royalty payments, typically based on a percentage of its gross revenues from licensed operations. To date, revenues to the Company under these agreements have not been material. The Company is continuing to expand its services outside the United States and expects to pursue similar license agreements for the use of Company technology with other companies internationally. In addition, the Company is expanding the technology it provides under such license agreements to include fugitive emissions monitoring.

     Early during this fiscal year, the Company entered into a joint venture with a company in Trinidad and Tobago, West Indies to provide services to agrichemical, natural gas processing and oil refinery plants in Trinidad and anticipates expanding to neighboring islands of the Caribbean. Also, subsequent to year end, Team entered into a strategic business alliance with Armstrong International Inc. Armstrong is an important provider of specialized energy management technology around the world. Team will work with Armstrong on specially engineered projects to provide the highly technical labor force needed to carry out these projects. The alliance thus blends the capabilities of one of the foremost equipment and technology suppliers with the expertise of the leading service provider, forming a market force with excellent potential for service and growth.

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

MILITARY HOUSING PROJECTS

     The Company sold substantially all of the assets and liabilities of its Military Housing Projects to US National Housing Limited Partnership this year. The Military Housing Projects involved the development and construction of 150 single family homes in Portales, New Mexico, 300 units near Pensacola, Florida, and 250 units near Fort Bragg, North Carolina, for the Departments of the Air Force, Navy and Army, respectively.

     Management believes that with the sale of the Military Housing Projects, the Company can now concentrate on expanding and improving its core business, industrial services, and increasing its market share. The proceeds of the sale were used to reduce short and long-term debt as required by the Company's Credit Agreement. See Notes (2) and (7) of Notes to Consolidated Financial Statements for further information.

GENERAL

     Employees. As of May 31, 1997, the Company and its subsidiaries had 486 employees in its operations, consisting of 189 salaried and 297 hourly personnel. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

     Patents. While the Company is the holder of various patents, trademarks, and licenses, the Company does not consider any individual property to be material to its consolidated business operations.

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 98,000 square feet of floor space. These facilities include administrative, manufacturing and training centers. The Company's manufacturing facility and training centers are pledged as security for a long-term note. See Note (7) of Notes to Consolidated Financial Statements for information regarding the term note. The Company and its subsidiaries also lease 32 office and/or plant and shop facilities at separate locations in 20 states. In addition, the Company owns real property and office facilities in Houston, Texas previously used in its discontinued infrastructure operations which is currently being leased to a third party pursuant to a long-term lease agreement.

     As of May 31, 1997, the Company owned or leased 201 light trucks which are primarily repair service trucks used in performing industrial repair services and 119 passenger cars used by the Company's salesmen, managers, officers and other employees primarily in sales, administrative and management functions.

     The Company believes that its property and equipment, as well as that of its subsidiaries, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (9) of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS

     Allstate Vacuum & Tanks, Inc. ("Allstate"), a former subsidiary of the Company, was identified in the mid-1980s as a potentially responsible party ("PRP") in connection with the Sheridan Disposal Superfund Site (the "Sheridan Site") near Hempstead, Texas. Allstate was ultimately classified as a PRP that had generated or delivered only de minimis amounts of waste to the Sheridan Site along with other small PRPs and was offered the opportunity to enter into a de minimis party settlement (the "Settlement Agreement") among various settling PRPs ("Settling PRPs"), including various small PRPs and the large waste volume PRPs (the "Major PRPs"). In September, 1989, the Company, on behalf of Allstate, entered into the Settlement Agreement and paid a total settlement amount of $101,700 to settle its liability and acquire indemnification from the Major PRPs against any remediation costs in excess of the settlement payment made by the Company. This Settlement Agreement remains in effect.

     The Settling PRPs also entered into a consent decree ("Consent Decree") with the EPA to resolve their liability in this matter in accordance with the Settlement Agreement. Such Consent Decree was filed in the United States District Court for the Southern District of Texas in December 1991. A Motion for Entry of the Consent Decree was filed by the EPA in March 1992, and various Amended Motions for Entry of Consent Decree were subsequently filed. One party, which was not a Settling PRP (the "Nonsettling PRP"), opposed the entry of the Consent Decree, principally because it had not been given the opportunity to join in the Consent Decree as a de minimis PRP. The waste allegedly generated by the Nonsettling PRP and disposed at the Sheridan Site allegedly contained PCBs, and the Settling PRPs wanted the Nonsettling PRP to pay a substantial share of the total Sheridan Site remediation costs because of the greater toxicity of PCB waste.

     In April 1996, the court rejected the Consent Decree. Notwithstanding the court's rejection of the Consent Decree, Allstate and the Company are of the opinion that they are indemnified under the Settlement Agreement for any potential liability remediation of the Sheridan Site in excess of the settlement payment made in September 1989. To the Company's and Allstate's knowledge, no one, including any of the Settling PRPs, the EPA, or any third party, has asserted otherwise.

     On March 13, 1997, counsel for the Company had telephone conversations with an attorney in the Superfund Division of the EPA, Region 6, in Dallas, Texas and with an attorney who represents the Settling PRP group, both of whom confirmed that an agreement in principle has been reached with the Nonsettling PRP, whereby the Nonsettling PRP's potential liability for Sheridan Site remediation would be settled, the Nonsettling PRP would withdraw its objection to entry of the Consent Decree, and the Consent Decree would be resubmitted to the court for approval. In addition, the EPA informed the Company's counsel that the principal terms of the settlement agreement with the Nonsettling PRP have been outlined to the court and the judge has indicated that if the settlement agreement with the Nonsettling PRP is finalized and a Motion for Entry of the Consent Decree is refiled, the court will enter the Consent Decree. Based on all of the foregoing, the Company does not anticipate incurring any additional liability for the Sheridan Site.

     While the Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business, in the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse affect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II.

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 1997 and 1996, respectively.

                                                                 SALES PRICE
                                                                --------------
                                                                HIGH       LOW
                                                                ----       ---
Fiscal 1997
  Quarter Ended:
     August 31..............................................    $2 5/8    $1 3/4
     November 30............................................     1 7/8     1 1/2
     February 28............................................     1 15/16   1 1/2
     May 31.................................................     1 15/16   1 1/2
Fiscal 1996
  Quarter Ended:
     August 31..............................................    $2 3/4    $1 5/8
     November 30............................................     3         2 1/4
     February 29............................................     2 3/8     1 3/4
     May 31.................................................     2 5/8     1 1/4

  (b) Holders

     There were 488 holders of record of Team's common stock as of August 6, 1997, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 1997 or fiscal 1996. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Recent Sales of Unregistered Securities

          (i) On May 21, 1997, the Company issued to Guy E. Matthews 90,000 shares of Common Stock in satisfaction of legal services that Mr. Matthews and his wholly-owned firm, Matthews & Associates, L.L.P., had performed for the Company.

          On June 30, 1997, the Company issued to Armstrong International, Inc. 650,000 shares of Common Stock for $3.00 per share.

          (ii) The Company did not use underwriters in either the sale to Mr. Matthews or the sale to Armstrong International. Inc.

          (iii) Mr. Matthews and his wholly-owned firm, Matthews & Associates, L.L.P., performed legal services for the Company, for which Mr. Matthews billed the Company approximately $357,000. The company entered into a Satisfaction Agreement (the "Satisfaction Agreement"), effective as of April 15, 1997, under which the Company and Mr. Matthews agreed that the Company satisfy the outstanding invoices for such legal services by (i) issuing 90,000 shares of Common Stock to Mr. Matthews and (ii) paying Mr. Matthews $20,000 in cash.

          The Company issued 650,000 shares of Common Stock to Armstrong International, Inc. in exchange for cash in the amount of $3.00 per share, for a total of $1,950,000, in accordance with the terms and conditions of the Stock Purchase Agreement, effective as of June 30, 1997 (the "Stock Purchase Agreement").

          The Company paid no underwriting discounts or commissions in either the sale to Mr. Matthews or the sale to Armstrong International, Inc.

          (iv) The shares of Common Stock issued to Mr. Matthews and Armstrong International, Inc. respectively, were each issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof as a "transaction by an issuer not involving any public offering" in accordance with the terms of the issuance as set forth in the Satisfaction Agreement and the Stock Purchase Agreement, respectively. In issuing such shares in reliance on such exemption, the Company is relying upon representations and warranties of Mr. Matthews and Armstrong International, Inc. with respect to (i) their financial capacity, business experience, and business and legal advisors;
     (ii) the fact that they acquired these shares for investment purposes only and understood the transfer restrictions thereon; and (iii) the fact that they reviewed the information and materials about the Company and its shares made available by the Company in connection with its acquisition of such shares, which was personally negotiated at arms-length between each of Mr. Matthews and Armstrong International, Inc., on the one hand, and the Company on the other hand.

          (v) None of the unregistered securities sold to Mr. Matthews or Armstrong International, Inc. are convertible or exchangeable into other equity securities, nor do such unregistered securities constitute warrants or options.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 1997.

                                                                 YEAR ENDED MAY 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $43,655   $47,449   $50,816   $56,891   $63,716
                                                   =======   =======   =======   =======   =======
Earnings (Loss) from Continuing Operations, Net
  of Income Taxes................................  $   759   $(8,744)  $(1,105)  $   935   $   604
Earnings (Loss) from Discontinued Operations, Net
  of Income Taxes................................        1      (534)   (4,869)   (1,254)    1,277
                                                   -------   -------   -------   -------   -------
Net Earnings (Loss)..............................  $   760   $(9,278)  $(5,974)  $  (319)  $ 1,881
                                                   =======   =======   =======   =======   =======
Earnings (Loss) Per Common Share:
  Earnings (Loss) from Continuing Operations.....  $  0.15   $ (1.70)  $ (0.22)  $  0.18   $  0.12
  Earnings (Loss) from Discontinued Operations...     0.00     (0.10)    (0.94)    (0.24)     0.25
                                                   -------   -------   -------   -------   -------
  Net Earnings (Loss)............................  $  0.15   $ (1.80)  $ (1.16)  $ (0.06)  $  0.37
                                                   =======   =======   =======   =======   =======
Weighted Average Shares Outstanding..............    5,162     5,161     5,160     5,164     5,151
Funds Provided by (Used In) Continuing Operations
  (Net Earnings (Loss) Plus Depreciation,
  Amortization, Change in Non-current Deferred
  Taxes and Writedown of Assets).................  $ 2,529   $  (985)  $ 2,391   $ 3,121   $ 2,833
Cash Dividend Declared Per Common Share..........  $  0.00   $  0.00   $  0.00   $  0.00   $  0.75

                                                                       MAY 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
Balance Sheet Data
  Total Assets...................................  $24,068   $28,926   $38,631   $58,855   $64,760
  Long-term Debt.................................    7,601    11,754    13,627    21,001    22,156
  Stockholders' Equity...........................   11,963    11,045    20,323    26,297    26,608
  Working Capital................................   11,509    10,644    14,874    11,044    10,029

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated for all periods discussed to exclude the Company's discontinued Military Housing Projects' operations. For information regarding dispositions made by the Company, refer to Note (2) of Notes to Consolidated Financial Statements.

OVERVIEW

     Team, Inc. provides on-stream leak repair and related industrial services for piping systems and process equipment as well as environmental monitoring services primarily in the United States, the United Kingdom and Trinidad. With the completion of the sale of the Military Housing Projects' operations, the Company now operates as a single business segment.

     Net earnings from continuing operations for fiscal 1997 was $759,000 compared to a net loss of $8.7 million and $1.1 million for fiscal 1996 and 1995 respectively. Net income (loss) per common share from continuing operations was $0.15, $(1.70) and $(0.22) for fiscal 1997, 1996 and 1995, respectively.

     The following table identifies certain relationships with consolidated revenue as percentages:

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                          1997       1996       1995
                                                          -----      -----      -----
Revenue.................................................  100.0%     100.0%     100.0%
Cost and Expenses:
  Cost of operations....................................  (56.4)     (58.0)     (56.7)
                                                          -----      -----      -----
  Gross profit..........................................   43.6       42.0       43.3
  Selling, general and administrative expenses..........  (38.0)     (44.4)     (40.1)
  Interest expense......................................   (2.1)      (2.5)      (2.9)
  Writedown of assets...................................     --      (16.2)      (2.8)
                                                          -----      -----      -----
Earnings (loss) from continuing operations before income
  taxes.................................................    3.5      (21.1)      (2.5)
Income taxes (benefit)..................................    1.7       (2.7)      (0.4)
                                                          -----      -----      -----
Net earnings (loss) from continuing operation...........    1.8%     (18.4)%     (2.1)%
                                                          =====      =====      =====

FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's revenues for fiscal 1997 totaled $43.7 million, 8% lower than revenues of $47.4 million reported in the prior fiscal year. This decline in revenues is primarily the result of the sale in May 1996 of the consulting and engineering division as well as lower demand for emissions monitoring services. These declines were partially offset by increases in the Company's leak repair, hot tapping, concrete repair and energy management services.

     Operating expenses declined by 10% from fiscal 1996 to fiscal 1997 primarily due to lower personnel costs as a result of the sale of the consulting and engineering division. Accordingly, gross margins improved from 42.0% to 43.6%. Excluding the $2.4 million non-recurring, pre-tax charge in the prior year (which related primarily to certain compensation agreements with former employees), selling, general and administrative expenses ("SG&A"), decreased $2.1 million, or 11%. This decrease in SG&A reflected the continuing impact of cost reduction programs implemented during the prior fiscal year as well as the sale of the consulting and engineering division where lower personnel, insurance and general expenses have occurred. The decline in interest expense resulted from reduced debt levels in fiscal year 1997.

     Net earnings from continuing operations for the 1997 fiscal year were $759,000, or $0.15 per share. This compares to the prior year net loss of $8.7 million, or $1.70 per share, of which $6.9 million was attributable to the writedown of assets and $1.6 million was attributable to non-recurring general and administrative expenses as mentioned above.

     The Company's effective income tax rate for the year ended May 31, 1997, was 49.9%. The effective tax rate was higher than the statutory federal rate of 34% primarily due to the effect of state income taxes and the non-deductibility of a portion of meal and entertainment expenses.

FISCAL 1996 COMPARED TO FISCAL 1995

     For the fiscal year ended May 31, 1996, the Company's revenues from continuing operations totaled $47.4 million, 7% lower than revenues of $50.8 million reported in the prior fiscal year. This decrease resulted from lower revenues from the Company's emissions monitoring and environmental consulting and engineering services primarily as a result of reduced reporting requirements by many of the Company's customers due to the slowdown in environmental regulatory activity. In addition, some of the Company's customers implemented internal reporting for emissions control services. The Company's leak repair services remained stable while its hot tapping services increased.

     Operating expenses declined by 4% from fiscal 1995 to fiscal 1996, primarily due to lower personnel related costs. Gross margins declined from 43.3% to 42.0%, as the Company was not able to reduce costs sufficiently to offset the decline in revenues. Selling, general and administrative expenses were $21.1 million for fiscal year 1996 compared to $20.4 million in the prior year. The Company incurred one-time charges of approximately $2.4 million of general and administrative expenses that related primarily to certain compensation arrangements with former employees. This increase was somewhat offset by the restructuring and relocation of its corporate office which resulted in lower personnel and general office costs.

     Interest expense of $1.2 million was 20% lower than in fiscal 1995 due to reduced average borrowing levels as well as lower interest rates. The writedown of assets of $7.7 million primarily reflected a $5.3 million write-off of goodwill pertaining to the environmental engineering and consulting services business, a $400,000 write-off of obsolete inventory and a reserve of $1.7 million for a note receivable obtained in the sale of a former business segment. Including the effect of the $10.1 million writedown of assets and other one-time charges recorded in the third and fourth quarters of fiscal year 1996, the loss before taxes was $10.0 million compared to a $1.3 million loss in the prior year.

     The net loss from continuing operations for the 1996 fiscal year was $8.7 million of which $6.9 million is attributed to the writedown of assets and $1.6 million is attributed to non-recurring general and administrative expenses related primarily to compensation arrangements with former employees recorded in the third quarter. This compares to the net loss from continuing operations for the 1995 fiscal year of $1.1 million, of which $938,000 was attributed to the writedown of assets. The net loss for fiscal 1996 was $9.3 million compared to the overall net losses of $6.0 million in the prior year including the operating losses and losses on the sales of discontinued operations.

MILITARY HOUSING PROJECTS -- DISCONTINUED OPERATIONS

     In the first quarter of fiscal 1997, the Company entered into an Agreement of Purchase and Sale with respect to the sale of the Company's 801 Military Housing Projects, recorded the segment as discontinued operations and reported a loss on the sale of $181,000, net of income taxes. In May 1997, the Company consummated the sale of substantially all of the assets and liabilities of its housing projects. Proceeds of this disposition amounted to approximately $3.2 million and were used primarily to reduce the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, the Company's working capital totaled $11.5 million, an increase of $865,000 from working capital of $10.6 million a year earlier. The Company has been able to finance its working capital requirements through its internally generated cash flow and the sale of its discontinued businesses and assets. In April 1997, the Company and its primary bank amended and extended the terms of its credit agreement effective February 28, 1997. The agreement, as amended, consisted of a $1.3 million term loan, payable in quarterly installments of $350,000 and a $10.0 million revolving line of credit due December 31, 1998. At May 31, 1997, the amount outstanding under the revolving line of credit was $4.5 million and $2.3 million was available for borrowing under the terms of the agreement.

     The company's indebtedness at May 31, 1997, showed significant improvement with total debt reductions of $5.6 million. The term loan was paid in full during the year.

     As of May 31, 1997, cash and cash equivalents totaled $1.7 million decreasing $365,000 from the prior year. This decrease in cash resulted mainly from $6.3 million used in the Company's financing activities, offset by $3.9 million provided by the Company's operating activities and $2.0 million provided by the Company's investing activities. See Team's "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $1.5 million for fiscal 1998.

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

     Subsequent to year-end, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong International, Inc. ("Armstrong") in a private placement transaction. Armstrong now owns approximately 10% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to further reduce the Company's long-term debt. The Company also entered into an Alliance Agreement with Armstrong to provide certain specialized energy management and other industrial services to new and shared customers.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Houston, Texas
July 10, 1997

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MAY 31,
                                                            -----------------------------
                                                                1997            1996
                                                            -------------   -------------
Current Assets:
  Cash and cash equivalents...............................  $   1,672,000   $   2,037,000
  Receivables.............................................      7,211,000       8,140,000
  Materials and supplies..................................      6,310,000       5,748,000
  Prepaid expenses and other current assets...............        820,000         846,000
                                                            -------------   -------------
          Total Current Assets............................     16,013,000      16,771,000
Net Assets of Discontinued Operations.....................             --       3,503,000
Property, Plant and Equipment:
  Land and buildings......................................      6,526,000       6,874,000
  Machinery and equipment.................................     11,292,000      11,088,000
                                                            -------------   -------------
                                                               17,818,000      17,962,000
  Less accumulated depreciation and amortization..........     12,010,000      12,197,000
                                                            -------------   -------------
                                                                5,808,000       5,765,000
Other Assets..............................................      2,247,000       2,887,000
                                                            -------------   -------------
          Total Assets....................................  $  24,068,000   $  28,926,000
                                                            =============   =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.......................  $     300,000   $   1,735,000
  Accounts payable........................................        740,000         846,000
  Other accrued liabilities...............................      3,298,000       3,546,000
  Current income taxes payable............................        166,000              --
                                                            -------------   -------------
          Total Current Liabilities.......................      4,504,000       6,127,000
Long-term Debt and Other..................................      7,601,000      11,754,000
Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
     500,000 shares authorized, none issued...............             --              --
  Common stock, par value $.30 per share, 10,000,000
     shares authorized and 5,259,542 and 5,169,542 shares
     issued at May 31, 1997 and 1996......................      1,578,000       1,551,000
  Additional paid-in capital..............................     25,123,000      24,992,000
  Accumulated deficit.....................................    (14,641,000     (15,401,000)
  Less treasury stock at cost, 9,700 shares at May 31,
     1997 and 1996........................................        (97,000)        (97,000)
                                                            -------------   -------------
          Total Stockholders' Equity......................     11,963,000      11,045,000
                                                            -------------   -------------
          Total Liabilities and Stockholders' Equity......  $  24,068,000   $  28,926,000
                                                            =============   =============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED MAY 31,
                                                 -------------------------------------------
                                                     1997           1996            1995
                                                 ------------   -------------   ------------
Revenues.......................................  $ 43,655,000   $  47,449,000   $ 50,816,000
Operating expenses.............................    24,634,000      27,523,000     28,801,000
Selling, general and administrative expenses...    16,579,000      21,084,000     20,401,000
Interest.......................................       927,000       1,188,000      1,485,000
Writedown of assets............................            --       7,697,000      1,421,000
                                                 ------------   -------------   ------------
Earnings (loss) from continuing operations
  before income taxes..........................  $  1,515,000   $ (10,043,000)  $ (1,292,000)
Provision (benefit) for income taxes...........       756,000      (1,299,000)      (187,000)
                                                 ------------   -------------   ------------
Earnings (loss) from continuing operations, net
  of income taxes..............................       759,000      (8,744,000)    (1,105,000)
Earnings (loss) from discontinued operations,
  net of income taxes..........................         1,000        (534,000)    (4,869,000)
                                                 ------------   -------------   ------------
Net earnings (loss)............................  $    760,000   $  (9,278,000)  $ (5,974,000)
                                                 ============   =============   ============
Net earnings (loss) per common share:
  Net earnings (loss) from continuing
     operations................................  $       0.15   $       (1.70)  $      (0.22)
  Net earnings (loss) from discontinued
     operations................................          0.00           (0.10)         (0.94)
                                                 ------------   -------------   ------------
Net earning (loss).............................  $       0.15   $       (1.80)  $      (1.16)
                                                 ============   =============   ============
Weighted average number of shares
  outstanding..................................     5,162,000       5,161,000      5,160,000
                                                 ============   =============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    MAY 31,
                                                 ----------------------------------------------
                                                     1997             1996             1995
                                                 -------------    -------------    ------------
COMMON STOCK:
  Balance at beginning of year.................  $   1,551,000    $   1,551,000    $  1,551,000
  Shares exchanged for services................         27,000               --              --
                                                 -------------    -------------    ------------
  Balance at end of year.......................  $   1,578,000    $   1,551,000    $  1,551,000
                                                 =============    =============    ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.................  $  24,992,000    $  24,992,000    $ 24,992,000
  Shares exchanged for services................        131,000               --              --
                                                 -------------    -------------    ------------
  Balance at end of year.......................  $  25,123,000    $  24,992,000    $ 24,992,000
                                                 =============    =============    ============
RETAINED EARNINGS (ACCUMULATED DEFICIT):
  Balance at beginning of year.................  $ (15,401,000)   $  (6,123,000)   $   (149,000)
  Net earnings (loss)..........................        760,000       (9,278,000)     (5,974,000)
                                                 -------------    -------------    ------------
  Balance at end of year.......................  $ (14,641,000)   $ (15,401,000)   $ (6,123,000)
                                                 =============    =============    ============
TREASURY STOCK:
  Balance at beginning of year.................  $     (97,000)   $     (97,000)   $    (97,000)
                                                 -------------    -------------    ------------
  Balance at end of year.......................  $     (97,000)   $     (97,000)   $    (97,000)
                                                 =============    =============    ============

                 See notes to consolidated financial statements

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MAY 31,
                                                  ---------------------------------------------
                                                      1997            1996            1995
                                                  ------------    ------------    -------------
Cash Flows From Operating Activities:
  Net earnings (loss)...........................  $    760,000    $ (9,278,000)   $  (5,974,000)
  (Earnings) loss from discontinued
     operations.................................        (1,000)        534,000        4,869,000
                                                  ------------    ------------    -------------
  Net earnings (loss)from continuing
     operations.................................       759,000      (8,744,000)      (1,105,000)
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization..............     1,385,000       1,985,000        2,508,000
     Provision for doubtful accounts............            --              --          233,000
     Gain on sale of assets.....................       (21,000)        (23,000)              --
     Writedown of assets........................            --       7,697,000        1,421,000
     Noncurrent deferred income taxes...........       385,000      (1,923,000)        (433,000)
     Change in other long-term obligations......      (354,000)      1,782,000               --
     Change in assets and liabilities:
       (Increase) decrease:
          Accounts receivable...................       929,000         261,000        1,762,000
          Materials and supplies................      (562,000)        493,000          986,000
          Prepaid expenses and other assets.....        26,000         528,000         (298,000)
       Increase (decrease):
          Accounts payable......................      (106,000)        119,000       (2,655,000)
          Other accrued liabilities.............       (90,000)        686,000         (971,000)
          Income taxes payable..................       166,000              --         (659,000)
                                                  ------------    ------------    -------------
Net cash provided by continuing operating
  activities....................................     2,517,000       2,861,000          789,000
Cash Flows From Discontinued Operations:
  Earnings (loss)...............................         1,000        (534,000)      (4,869,000)
  Depreciation..................................     1,336,000       1,458,000        2,217,000
  Loss on sale of assets........................            --              --           13,000
  Writedown of assets...........................            --              --        5,423,000
  (Increase) decrease in current assets.........        (3,000)        139,000          831,000
  Increase (decrease) in current liabilities....        84,000          54,000       (1,972,000)
                                                  ------------    ------------    -------------
Net cash provided by discontinued operating
  activities....................................     1,418,000       1,117,000        1,643,000
                                                  ------------    ------------    -------------
Net cash provided by operating activities.......     3,935,000       3,978,000        2,432,000
Cash Flows From Investing Activities:
  Capital expenditures..........................    (1,393,000)       (788,000)        (413,000)
  Disposal of property and equipment............       188,000         115,000           28,000
  Decrease in other assets......................        53,000         309,000          391,000
  Capital expenditures -- discontinued
     operations.................................            --              --         (198,000)
  Net proceeds from sale of discontinued
     operations.................................     3,127,000              --        8,254,000
                                                  ------------    ------------    -------------
Net cash provided by (used in) investing
  activities....................................  $  1,975,000    $   (364,000)   $   8,062,000

                                             (Table continued on following page)

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                                                               YEAR ENDED MAY 31,
                                                  ---------------------------------------------
                                                      1997            1996            1995
                                                  ------------    ------------    -------------
Cash Flows From Financing Activities:
  Payments under debt agreements and capital
     lease obligations -- continuing
     operations.................................  $ (5,234,000)   $ (3,759,000)   $ (10,391,000)
  Proceeds from issuance of debt................            --              --          204,000
  Principal payments under debt agreements --
     discontinued operations....................    (1,041,000)       (957,000)        (881,000)
                                                  ------------    ------------    -------------
Net cash used in financing activities...........    (6,275,000)     (4,716,000)     (11,068,000)
                                                  ------------    ------------    -------------
Net decrease in cash and cash equivalents.......      (365,000)     (1,102,000)        (574,000)
Cash and cash equivalents at beginning of
  year..........................................     2,037,000       3,139,000        3,713,000
                                                  ------------    ------------    -------------
Cash and cash equivalents at end of year........  $  1,672,000    $  2,037,000    $   3,139,000
                                                  ============    ============    =============
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for interest:
     Operating..................................  $    929,000    $  1,201,000    $   1,667,000
     Discontinued...............................     3,274,000       3,376,000        3,433,000
                                                  ------------    ------------    -------------
                                                  $  4,203,000    $  4,577,000    $   5,100,000
                                                  ============    ============    =============
Income taxes paid...............................  $     84,000    $     31,000    $     645,000
                                                  ============    ============    =============
Income taxes refunded...........................  $      4,000    $    797,000    $     875,000
                                                  ============    ============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 1997, 90,000 shares of the Company's common stock valued at $158,000 were exchanged for services rendered.

     During 1996 and 1995 equipment and software acquired under capital lease obligations were $495,000 and $254,000, respectively.

     During 1995 the Company received $1,700,000 in promissory notes in connection with the sale of Infrastructure Services, Inc.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

                       CLASSIFICATION                            LIFE
                       --------------                            ----
Buildings...................................................  20-25 years
Machinery and equipment.....................................   2-10 years

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

  Earnings Per Share

     Earnings per common and common equivalent share for fiscal 1997, 1996 and 1995 were computed using 5,162,000, 5,160,000 and 5,160,000 weighted average common shares outstanding during each of the respective years plus 0, 1,000 and 0 weighted average shares applicable to common stock equivalents, respectively.

     Common stock equivalents are based on the assumed issuance of common stock for dilutive options, net of assumed repurchase of common shares based on the treasury stock method.

                          TEAM, INC. AND SUBSIDIARIES

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

  Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for instruments with similar terms and maturities.

  Accounting Changes

     The Company will adopt SFAS No. 128, "Earnings per Share" in 1998. Issued in February 1997, SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of the new standard is not expected to have a material impact on the Company's earnings per share calculation.

  Restatement

     The financial statements and related footnotes have been restated to reflect the Military Housing Projects segment as discontinued operations. See Note (2). Also, certain amounts from previous years have been reclassified to conform to the 1997 presentation.

2. DIVESTITURES AND DISCONTINUED OPERATIONS

     In May 1997, the Company sold substantially all of the assets of its Military Housing Projects segment. Proceeds of this divestiture amounted to approximately $3.2 million and were used primarily to reduce the Company's long-term debt. A summary of the discontinued Military Housing Projects' assets and liabilities as of May 31, 1997 and 1996 follows:

                                                               MAY 31
                                                    -----------------------------
                                                        1997            1996
                                                    -------------   -------------
Assets:
  Current assets..................................  $          --   $   2,890,000
  Land and buildings, net.........................             --      41,123,000
                                                    -------------   -------------
                                                               --      44,013,000
Liabilities:
  Current liabilities.............................             --       1,745,000
  Long-term debt..................................             --      38,765,000
                                                    -------------   -------------
                                                               --      40,510,000
                                                    -------------   -------------
  Net Assets......................................  $          --   $   3,503,000
                                                    =============   =============

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the results of discontinued Military Housing Projects' operations for each of the three years ended May 31, 1997, 1996 and 1995 are as follows:

                                                               MAY 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
Revenues....................................  $ 5,005,000    $ 5,036,000    $ 4,914,000
Operating expenses..........................   (2,136,000)    (2,198,000)    (2,061,000)
General and administrative expenses.........      (85,000)      (415,000)    (1,357,000)
Interest expense............................   (3,172,000)    (3,359,000)    (3,405,000)
Writedown of assets.........................           --             --     (4,832,000)
Interest and other income...................      664,000        126,000        160,000
                                              -----------    -----------    -----------
Earnings (loss) before income taxes.........      276,000       (810,000)    (6,581,000)
Provision (benefit) for income taxes........       94,000       (276,000)    (2,238,000)
                                              -----------    -----------    -----------
Net earnings (loss).........................  $   182,000    $  (534,000)   $(4,343,000)
                                              ===========    ===========    ===========

     The loss charged to current year earnings in connection with the sale of the Military Housing Projects was $181,000, net of income tax benefit.

     Effective May 31, 1996, the Company sold substantially all of the assets of its Environmental Engineering and Consulting Division, which had a carrying value of approximately $111,000 with no gain or loss being recognized.

     In April 1995, the Company sold substantially all of the assets of its Transportation Services segment and recognized a gain of $444,000 net of income taxes of $287,000. Proceeds from this divestiture amounted to approximately $3.7 million and were used primarily to reduce the Company's long-term debt.

     In July 1994, the Company sold substantially all of the assets of Infrastructure Services, Inc. The purchase price consisted of $4,550,000 in cash and a subordinated promissory note in the principal amount of $1,700,000. The cash proceeds from the sale were used to reduce the Company's term loan with its primary lender. In the second quarter of fiscal 1995 the Company recognized an additional loss of $457,000 net of income tax benefit of $236,000 for the disposition of this discontinued operation. As of May 31, 1996, the full amount of the note and all unpaid accrued interest were fully reserved. (See Note 3)

3. PRE-TAX CHARGES

     For fiscal year 1996, the loss from continuing operations included pre-tax charges of $7,697,000 representing writedowns in the carrying value of certain of the Company's assets. This charge primarily reflected the $5,347,000 write-off of goodwill as it pertained to the Environmental Consulting and Engineering Division and a $400,000 write-off of obsolete inventory. The charge also included the reserve of a $1,700,000 note receivable obtained in the sale of a former business segment. In addition, the Company recorded $2,423,000 of additional general and administrative expenses which relate primarily to certain compensation arrangements with former employees and reversed $57,000 of accrued but unpaid interest receivable on the above mentioned note receivable.

     The loss from continuing operations for fiscal 1995 included pre-tax charges of $1,421,000 which were primarily to write down the value of certain assets and to record provisions for certain deferred charges and account receivable losses.

                          TEAM, INC. AND SUBSIDIARIES

4. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Trade accounts receivable...................................  $7,079,000    $8,049,000
Other receivables...........................................     193,000       262,000
Allowance for doubtful accounts.............................     (61,000)     (171,000)
                                                              ----------    ----------
          Total.............................................  $7,211,000    $8,140,000
                                                              ==========    ==========

5. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Payroll and other compensation expenses.....................  $1,452,000    $1,448,000
Insurance accruals..........................................     992,000     1,096,000
Other.......................................................     854,000     1,002,000
                                                              ----------    ----------
          Total.............................................  $3,298,000    $3,546,000
                                                              ==========    ==========

6. INCOME TAXES

     The provisions for federal and state income taxes attributable to pre-tax earnings from continuing operations are as follows:

                                                           YEAR ENDED MAY 31,
                                                  ------------------------------------
                                                    1997         1996          1995
                                                  --------    -----------    ---------
Federal income taxes:
  Current.......................................  $ 63,000    $   235,000    $ 533,000
  Deferred......................................   586,000     (1,525,000)    (867,000)
State income taxes:
  Current.......................................   162,000             --       68,000
  Deferred......................................   (55,000)        (9,000)      79,000
                                                  --------    -----------    ---------
          Total.................................  $756,000    $(1,299,000)   $(187,000)
                                                  ========    ===========    =========

     A reconciliation between income taxes related to earnings from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                         YEAR ENDED MAY 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              ----------    ------------    -----------
Earnings (loss) from continuing operations
  before federal income taxes...............  $1,515,000    $(10,043,000)   $(1,292,000)
                                              ==========    ============    ===========
Computed income taxes at statutory rate.....  $  515,000    $ (3,414,000)   $  (439,000)
Goodwill amortization.......................          --       1,843,000        147,000
State income taxes, net of federal tax
  benefit...................................      71,000          (6,000)        97,000
Other.......................................     170,000         278,000          8,000
                                              ----------    ------------    -----------
          Total.............................  $  756,000    $ (1,299,000)   $  (187,000)
                                              ==========    ============    ===========

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                YEAR ENDED MAY 31,
                                                             -------------------------
                                                                1997          1996
                                                             ----------    -----------
Accounts receivables.......................................  $  (52,000)   $   (15,000)
Tax over book depreciation.................................     145,000     (1,271,000)
Other......................................................    (148,000)       (49,000)
                                                             ----------    -----------
Gross deferred liabilities.................................     (55,000)    (1,335,000)
                                                             ----------    -----------
Note Receivable............................................          --        559,000
Non-deductible accrued expenses............................   1,163,000      1,399,000
Inventory..................................................     182,000         95,000
Net operating loss carry over..............................     456,000      1,356,000
AMT and foreign tax credit.................................     138,000         73,000
Other......................................................          --        268,000
                                                             ----------    -----------
Gross deferred assets......................................   1,939,000      3,750,000
                                                             ----------    -----------
Net deferred taxes.........................................  $1,884,000    $ 2,415,000
                                                             ==========    ===========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future thereby utilizing the net operating loss carryforward asset. Also, most of the asset represents timing differences on certain accruals that will reverse over a period of less than 10 years.

     Net deferred tax assets are classified in the consolidated balance sheets as follows:

                                                                 YEAR ENDED MAY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Prepaid expenses and other current assets...................  $  258,000    $  404,000
Other assets................................................   1,626,000     2,011,000
                                                              ----------    ----------
Net deferred tax assets.....................................  $1,884,000    $2,415,000
                                                              ==========    ==========

     The Company has a net operating loss carryforward of $1,342,000 at May 31, 1997, which expires in fiscal years 2010 and 2011.

7. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                                YEAR ENDED MAY 31,
                                                             -------------------------
                                                                1997          1996
                                                             ----------    -----------
Term loan..................................................  $       --    $ 2,900,000
Revolving Credit agreement.................................   4,500,000      6,500,000
Term note..................................................   1,274,000      1,416,000
Capital lease obligations..................................     363,000        556,000
Compensation agreements....................................   1,567,000      1,717,000
Other......................................................     197,000        400,000
                                                             ----------    -----------
                                                              7,901,000     13,489,000
Less current portion.......................................     300,000      1,735,000
                                                             ----------    -----------
          Total............................................  $7,601,000    $11,754,000
                                                             ==========    ===========

                          TEAM, INC. AND SUBSIDIARIES

LONG-TERM DEBT:

     Effective February 28, 1997, the Company extended and amended its bank credit agreement. The agreement provides for a $1,294,000 term loan and a $10,000,000 revolving line of credit. The term loan was subsequently paid in full prior to year-end. The revolving line of credit, which is due December 31, 1998, bears interest at a rate not to exceed the bank's prime rate of interest (8.50 percent at May 31, 1997) plus one-half of one percent. A commitment fee of
0.375 percent is payable on the daily average unused amount of the revolving line of credit, less the aggregate amount of all outstanding letters of credit. At May 31, 1997, the Company had no letter of credit outstanding against the revolving line of credit. Amounts outstanding under the revolving line of credit were $4,500,000 and $6,500,000 at May 31, 1997 and 1996, respectively. Amounts outstanding on the term loan were $0 and $2,900,000 at May 31, 1997 and 1996, respectively. Under the terms of the agreement, $2,290,000 was available for borrowing at May 31, 1997.

     Loans under the Company's bank credit agreement are secured by substantially all of the assets of the Company. The terms of the agreement, as amended, require the maintenance of certain financial ratios and limit investments, advances, liens, leases and indebtedness, among other things. At May 31, 1997, the Company was in compliance with all credit agreement covenants.

     In addition to the loan under the credit agreement with its primary lender, the Company has a term note with a bank that is due June 15, 1999, bears interest at prime plus 1.25 percent and provides for sixty-six installments, the first six of which were interest only, the next fifty-nine of which will be even monthly installments of principal and interest, and the final installment being all unpaid principal and accrued interest. This loan is secured by land and buildings.

     Based on the borrowing rates currently available to the Company for bank loans with terms and maturities similar to the Company's long-term debt, the fair value of such debt is estimated to approximate its carrying value at May 31, 1997.

COMPENSATION AGREEMENTS:

     During the year ended May 31, 1996, the Company accrued for compensation to be paid to former employees of the Company beyond the period in which services are expected to be rendered. At May 31, 1997, these long-term obligations totaled $1,567,000.

     Maturities of long-term obligations are as follows:

                                                              YEAR ENDING
                                                                MAY 31
                                                              -----------
1998........................................................   $  300,000
1999........................................................    4,950,000
2000........................................................    1,274,000
2001........................................................      307,000
2002........................................................      246,000
Thereafter..................................................      824,000
                                                               ----------
          Total.............................................   $7,901,000
                                                               ==========

8. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                          TEAM, INC. AND SUBSIDIARIES

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

                                                           YEAR ENDED MAY 31,
                                                    ---------------------------------
                                                      1997        1996        1995
                                                    --------    --------    ---------
Shares under option, beginning of year............   511,700     512,050      559,750
Changes during the year:
Granted...........................................    30,000      70,000       65,400
Exercise..........................................        --          --           --
Canceled..........................................   (25,700)    (70,350)    (113,100)
                                                    --------    --------    ---------
Shares under option, end of year..................   516,000     511,700      512,050
                                                    ========    ========    =========
Average option price per share....................  $   2.12    $  2.125    $    5.28
                                                    ========    ========    =========
Exercisable at end of year........................   503,500     459,000      398,350
                                                    ========    ========    =========
Available for future grant........................   377,000     336,300      250,950
                                                    ========    ========    =========

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.4% and 5.7%; volatility factor of the expected market price of the Company's common stock of 65.8% and 52.4%; and a weighted average expected life of the option of three and eight years for 1997 and 1996, respectively. No options were granted for the applicable period in fiscal year 1995.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                                YEAR ENDED MAY 31,
                                                              -----------------------
                                                                1997         1996
                                                              --------    -----------
Pro forma net earnings (loss)from continuing operations.....  $747,000    $(8,797,000)
Net earnings (loss) from discontinued operations............     1,000       (534,000)
                                                              --------    -----------
Pro forma net earnings (loss)...............................  $748,000    $(9,331,000)
                                                              ========    ===========
Pro forma earnings (loss) per share from continuing
  operations................................................  $   0.14    $     (1.71)
Net earnings (loss) per share from discontinued
  operations................................................      0.00          (0.10)
                                                              --------    -----------
Pro forma earning (loss) per share..........................  $   0.14    $     (1.81)
                                                              ========    ===========

                          TEAM, INC. AND SUBSIDIARIES

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 1997, 1996 and 1995 were $104,000, $167,000 and $214,000, respectively.

     Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. No contributions were made in 1997, 1996 or 1995.

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

     If, at any time after certain events occur which result in the Rights becoming exercisable, the Company is acquired in a merger or other business combination transaction, or more than 50 percent of the Company's assets, cash flow or earnings power is sold or transferred, each Right will entitle its holder to receive, upon exercise of the Right, common stock of the acquiring company having a market value at the time of such transaction equal to two times the exercise price of the Right. In the event that an individual or group has acquired, or obtains the right to acquire 15 percent or more of the outstanding shares of Common Stock, each holder of a Right would thereafter have the right to receive, upon exercise of such Right, that number of shares of Common Stock having a value of twice the exercise price of the Right. This Right would not arise in the event of a tender offer or exchange offer for all of the outstanding Common Stock at a price and on terms which the Board of Directors determines to be fair to and otherwise in the best interest of the Company and its shareholders.

     The Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire at the close of business on October 1, 2000, unless earlier redeemed. At no time will the Rights have any voting privileges.

9. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $464,000 at May 31, 1997 and 1996, before accumulated amortization of $149,000 and $45,000, respectively. Other assets include software under capital lease in the amount of $281,000 at May 31, 1997 and 1996, before accumulated amortization of $143,000 and $71,000, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $1,950,000, $1,898,000 and $1,735,000 in 1997, 1996 and 1995, respectively.

                          TEAM, INC. AND SUBSIDIARIES

     Minimum rental commitments for future periods are as follows:

                                                                  OPERATING
             YEAR ENDING MAY 31,                CAPITAL LEASES      LEASES        TOTAL
             -------------------                --------------    ----------    ----------
1998..........................................     $186,000       $1,568,000    $1,754,000
1999..........................................      108,000          885,000       993,000
2000..........................................       76,000          246,000       322,000
2001..........................................       44,000           50,000        94,000
2002..........................................            0           28,000        28,000
                                                   --------       ----------    ----------
Total minimum lease payments..................      414,000       $2,777,000    $3,191,000
                                                                  ==========    ==========
Less: amount representing interest............       51,000
                                                   --------
Present value of net minimum lease payments...     $363,000
                                                   ========

  Legal Proceedings

     Allstate Vacuum & Tanks, Inc. ("Allstate"), a former subsidiary of the Company, was identified in the mid-1980s as a potentially responsible party ("PRP") in connection with the Sheridan Disposal Superfund Site (the "Sheridan Site") near Hempstead, Texas. Allstate was ultimately classified as a PRP that had generated or delivered only de minimis amounts of waste to the Sheridan Site along with other small PRPs and was offered the opportunity to enter into a de minimis party settlement (the "Settlement Agreement") among various settling PRPs ("Settling PRPs"), including various small PRPs and the large waste volume PRPs (the "Major PRPs"). In September, 1989, the Company, on behalf of Allstate, entered into the Settlement Agreement and paid a total settlement amount of $101,700 to settle its liability and acquire indemnification from the Major PRPs against any remediation costs in excess of the settlement payment made by the Company. This Settlement Agreement remains in effect.

     The Settling PRPs also entered into a consent decree ("Consent Decree") with the EPA to resolve their liability in this matter in accordance with the Settlement Agreement. Such Consent Decree was filed in the United States District Court for the Southern District of Texas in December 1991. A Motion for Entry of the Consent Decree was filed by the EPA in March 1992, and various Amended Motions for Entry of Consent Decree were subsequently filed.

     One party, which was not a Settling PRP (the "Nonsettling PRP"), opposed the entry of the Consent Decree, principally because it had not been given the opportunity to join in the Consent Decree as a de minimis PRP. The waste allegedly generated by the Nonsettling PRP and disposed at the Sheridan Site allegedly contained PCBs, and the Settling PRPs wanted the Nonsettling PRP to pay a substantial share of the total Sheridan Site remediation costs because of the greater toxicity of PCB waste.

     In April 1996, the court rejected the Consent Decree. Notwithstanding the court's rejection of the Consent Decree, Allstate and the Company are of the opinion that they are indemnified under the Settlement Agreement for any potential liability remediation of the Sheridan Site in excess of the settlement payment made in September 1989. To the Company's and Allstate's knowledge, no one, including any of the Settling PRPs, the EPA, or any third party, has asserted otherwise.

     On March 13, 1997, counsel for the Company had telephone conversations with an attorney in the Superfund Division of the EPA, Region 6, in Dallas, Texas and with an attorney who represents the Settling PRP group, both of whom confirmed that an agreement in principle has been reached with the Nonsettling PRP, whereby the Nonsettling PRP's potential liability for Sheridan Site remediation would be settled, the Nonsettling PRP would withdraw its objection to entry of the Consent Decree, and the Consent Decree would be resubmitted to the court for approval. In addition, the EPA informed the Company's counsel that the

                          TEAM, INC. AND SUBSIDIARIES
principal terms of the settlement agreement with the Nonsettling PRP have been outlined to the court and the judge has indicated that if the settlement agreement with the Nonsettling PRP is finalized and a Motion for Entry of the Consent Decree is refiled, the court will enter the Consent Decree. Based on all of the foregoing, the Company does not anticipate incurring any additional liability for the Sheridan Site.

     While the Company and certain subsidiaries are also involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business, in the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse affect on the Company's consolidated financial statements.

10. SUBSEQUENT EVENT

     Subsequent to year-end, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong International, Inc. ("Armstrong") in a private placement transaction. Armstrong now owns approximately 10% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to further reduce the Company's long-term debt. The Company also entered into an Alliance Agreement with Armstrong to provide certain specialized energy management and other industrial services to shared customers

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 1997 and 1996 were as follows: (in thousands except per share amounts)

                                                                         FISCAL 1997
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
Revenues..................................................  $10,155   $11,271   $11,305   $10,924
                                                            =======   =======   =======   =======
Gross Profit..............................................  $ 4,439   $ 5,010   $ 4,868   $ 4,704
                                                            =======   =======   =======   =======
Earnings from Continuing Operations, Net of Income
  Taxes...................................................  $    10   $   310   $   210   $   229
Earnings from Discontinued Operations, Net of Income
  Taxes...................................................        1        --        --        --
                                                            -------   -------   -------   -------
Net Earnings..............................................  $    11   $   310   $   210   $   229
                                                            =======   =======   =======   =======
Net Earnings per Share:
  Earnings from Continuing Operations.....................  $  0.00   $  0.06   $  0.04   $  0.04
  Earnings from Discontinued Operations...................     0.00      0.00      0.00      0.00
                                                            -------   -------   -------   -------
Net Earnings..............................................  $  0.00   $  0.06   $  0.04   $  0.04
                                                            =======   =======   =======   =======

                                                                         FISCAL 1996
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
Revenues..................................................  $12,117   $11,475   $11,747   $12,110
                                                            =======   =======   =======   =======
Gross Profit..............................................  $ 5,527   $ 4,431   $ 4,931   $ 5,037
                                                            =======   =======   =======   =======
Earnings (Loss) from Continuing Operations, Net of Income
  Taxes...................................................  $   159   $  (420)  $(7,493)  $  (990)
Loss from Discontinued Operations, Net of Income Taxes....     (126)     (128)     (223)      (57)
                                                            -------   -------   -------   -------
Net Earnings (Loss).......................................  $    33   $  (548)  $(7,716)  $(1,047)
                                                            =======   =======   =======   =======
Net Earnings (Loss) per Share:
  Earnings (Loss) from Continuing Operations..............  $  0.03   $ (0.08)  $ (1.46)  $ (0.19)
  Loss from Discontinued Operations.......................    (0.02)    (0.03)    (0.04)    (0.01)
                                                            -------   -------   -------   -------
Net Earnings (Loss).......................................  $  0.01   $ (0.11)  $ (1.50)  $ (0.20)
                                                            =======   =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                   PART III.

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 1997, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   14
Consolidated Balance Sheets -- May 31, 1997 and 1996........   15
Consolidated Statements of Operations -- Years ended May 31,
  1997, 1996 and 1995.......................................   16
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 1997, 1996 and 1995.........................   17
Consolidated Statements of Cash Flows -- Years ended May 31,
  1997, 1996 and 1995.......................................   18
Notes to Consolidated Financial Statements..................   20

2. FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts............  S-1

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

    10(a)* Construction Loan Agreement between Team, Inc. and Sterling Bank dated November 15, 1993 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993).
    10(b)* Amended and Restated Credit Agreement among Texas Commerce Bank, N.A. and Team, Inc. and its subsidiaries dated August 24, 1995 (filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995).
    10(c)* First Amendment and Supplement to Amended and Restated Credit Agreement and Note Modification Agreement by and between Team, Inc. and Texas Commerce Bank Association effective as of September 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).
    10(d)* Second Amendment and Supplement to Amended and Restated Credit Agreement, and Revolving Credit Note Modification and Term Note Modification Agreement effective as of May 31, 1996 by and between Texas Commerce Bank N.A. and Team, Inc. (filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).
    10(e)* 1987 Amended and Restated Stock Option Plan dated December 16, 1991 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28,
                  1994).
    10(f)* Fourth Amendment to Team, Inc. Amended and Restated 1987 Restricted Stock Option Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).
    10(g)*+ Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).
    10(h)* Fifth Amendment and Restatement of the Team, Inc. Salary Deferral Plan dated March 26, 1991 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).
    10(i)* Sixth Amendment to Salary Deferral Plan dated as of October 10, 1991. (filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).
    10(j)* Ninth Amendment and Restatement of the Team, Inc. Salary Deferral Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).
    10(k)* Team, Inc. Employee Stock Ownership Plan, as amended by First Amendment thereto, Second Amendment thereto and by two Third Amendments thereto adopted in the alternative (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989), and by Fourth Amendment dated as of December 31, 1991 (filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992) and by Sixth Amendment (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).
    10(l)*+ Team, Inc. Restated Non-Employee Directors' Stock Option Plan as amended through March 28, 1996 filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).
    10(m)+        Amendment dated January 9, 1997, to the Team, Inc.
                  Non-Employee Directors Stock Option Plan.

    10(n)*        Team, Inc. 1992 Stock Option Plan for Key Employees of
                  Acquired Business effective January 1992 (filed as Exhibit
                  10(r) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended May 31, 1992).
    10(o)*+       Team, Inc. Officers' Restricted Stock Option Plan dated
                  December 14, 1995.
    10(p)*+       First Amendment to the Consulting and Salary Continuation
                  Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the Quarter
                  ended November 30, 1996).
    10(q)*        Letter Agreement dated April 10, 1997, by and between Texas
                  Commerce Bank National Association and Team, Inc. (filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the Quarter ended February 28, 1997).
    10(r)*        Agreement of Purchase and Sale, dated September 13, 1996,
                  among Registrant and Ft. Bragg 801, Inc. and Pensacola 801,
                  Inc. and Portales 801, Inc., collectively as Seller, and
                  U.S. National Housing, L.L.C. as Purchaser (filed as Exhibit
                  2.1 to the Company's Form 8-K dated May 23, 1997).
    10(s)*        Assignment and Assumption Agreement, dated May 8, 1997,
                  between U.S. National Housing, LLC and U.S. National Housing
                  Limited Partnership (filed as Exhibit 2.2 to the Company's
                  Form 8-K dated May 23, 1997).
    10(t)*        First Amendment to Purchase and Sale Agreement, dated as of
                  May 8, 1997, among Registrant and Ft. Bragg 801, Inc. and
                  Pensacola 801, Inc. and Portales 801, Inc. and First
                  American Capital Corporation, collectively as Seller, and
                  U.S. National Housing Limited Partnership, as Purchaser
                  (filed as Exhibit 2.3 to the Company's Form 8-K dated May
                  23, 1997).
    10(u)         Stock Purchase Agreement by and between Team, Inc. and
                  Armstrong International, Inc. dated June 30, 1997.
    10(v)         Registration Rights Agreement by and between Team, Inc. and
                  Armstrong International, Inc. dated June 30, 1997.
    10(w)         Standstill and Voting Agreement by and between Team, Inc.
                  and Armstrong International, Inc. dated June 30, 1997.
    10(x)+        Employment and Consulting Agreement by and between William
                  A. Ryan and Team, Inc. dated July 29, 1997.
    11            Statement re Computation of Per Share Earnings.
    21            Subsidiaries of the Company.
    23            Consent of Deloitte & Touche LLP.
    27            Financial Data Schedule.

---------------

* Incorporated herein by reference to the respective filing identified above.

+ Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     The Company filed one report on Form 8-K since the beginning of the fourth quarter of fiscal 1997.

        (i) On June 6, 1997, the Company filed a Form 8-K reporting on the disposition by certain of the Company's wholly-owned subsidiaries of substantially all of the assets of the Section 801 Military Housing Projects to U.S. National Housing Limited Partnership, an Alaska limited partnership ("Buyer"). The consideration given by the Buyer consisted of $3,200,000 in immediately available funds and the assumption of the indebtedness remaining on each of the Section 801 Military Housing Projects.

        (ii) The Company reported the following financial information on Form
             8-K:

           Pro Forma Consolidated Balance Sheet as of February 28, 1997;
             Pro Forma Consolidated Statement of Earnings for the Year ended May 31, 1996 and the Nine Months ended February 28, 1997; and
           Notes to Pro Forma Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 1997.

                                               Team, Inc.

                                               By:   /s/ WILLIAM A. RYAN
                                                 -------------------------------
                                                         William A. Ryan
                                                  President and Chief Executive
                                                              Officer
                                                  (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                 /s/ WILLIAM A. RYAN                     President, Chief Executive      August 14, 1997
-----------------------------------------------------    Officer and Director
                   William A. Ryan

               /s/ GEORGE W. HARRISON                    Director                        August 14, 1997
-----------------------------------------------------
                 George W. Harrison

               /s/ SIDNEY B. WILLIAMS                    Director                        August 14, 1997
-----------------------------------------------------
                 Sidney B. Williams

              /s/ JACK M. JOHNSON, JR.                   Director                        August 14, 1997
-----------------------------------------------------
                Jack M. Johnson, Jr.

               /s/ E. THEODORE LABORDE                   Director                        August 14, 1997
-----------------------------------------------------
                 E. Theodore Laborde

                /s/ MARGIE E. ROGERS                     Vice President Chief            August 14, 1997
-----------------------------------------------------    Financial Officer (Principal
                  Margie E. Rogers                       Financial Officer and
                                                         Principal Accounting
                                                         Officer)

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                        BEGINNING      COST AND     TO OTHER       (A)         AT END
            CLASSIFICATION              OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
            --------------              ----------    ----------    --------    ----------    ---------
                                                                (IN THOUSANDS)

Deducted from assets to which they
  apply:
  Allowance for doubtful accounts:
     Year ended May 31, 1997..........    $  171        $   --        $ --         $110        $   61
     Year ended May 31, 1996..........       204            --          --           33           171
     Year ended May 31, 1995..........       242           205          --          243           204
  Allowance for notes receivable:
     Year ended May 31, 1997..........    $2,025        $   --        $ --         $ --        $2,025
     Year ended May 31, 1996 (B)......       268         1,757          --           --         2,025
     Year ended May 31, 1995..........        77            28         163           --           268

---------------

(A) Net write-off bad debt

(B) $1,700 included in writedown and $57 included in general and administrative expenses.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         3(a)*           Second Restated Articles of Incorporation of the Company
                         (filed as Exhibit 4.1 to the Company's Registration
                         Statement on Form S-2, File No. 33-31663).
         3(b)*           Bylaws of the Company (filed as Exhibit 4.2 to the Company's
                         Registration Statement on Form S-2, File No. 33-31663).
         4(a)*           Certificate representing shares of common stock of Company
                         (filed as Exhibit 4(1) to the Company's Registration
                         Statement on Form S-1, File No. 2-68928).
         4(b)*           Statement of Relative Rights and Preferences of Series A
                         Participatory Preferred Stock of Team, Inc. (filed as
                         Exhibit 2.2 to the Company's Form 8-A with the Securities
                         and Exchange Commission on October 26, 1990).
         4(c)*           Rights Agreement dated as of October 24, 1990 between Team,
                         Inc. and Ameritrust Company National Association as Rights
                         Agent (filed as Exhibit 2.1 to the Company's Form 8-A with the Securities and Exchange Commission on October 26, 1990).
        10(a)*           Construction Loan Agreement between Team, Inc. and Sterling
                         Bank dated November 15, 1993 (filed as Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended November 30, 1993).
        10(b)*           Amended and Restated Credit Agreement among Texas Commerce
                         Bank, N.A. and Team, Inc. and its subsidiaries dated August
                         24, 1995 (filed as Exhibit 10(p) to the Company's Annual
                         Report on Form 10-K for the fiscal year ended May 31, 1995).
        10(c)*           First Amendment and Supplement to Amended and Restated
                         Credit Agreement and Note Modification Agreement by and
                         between Team, Inc. and Texas Commerce Bank Association
                         effective as of September 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996).
        10(d)*           Second Amendment and Supplement to Amended and Restated
                         Credit Agreement, and Revolving Credit Note Modification and
                         Term Note Modification Agreement effective as of May 31,
                         1996 by and between Texas Commerce Bank N.A. and Team, Inc.
                         (filed as Exhibit 10(q) to the Company's Annual Report on
                         Form 10-K for the fiscal year ended May 31, 1996).
        10(e)*           1987 Amended and Restated Stock Option Plan dated December
                         16, 1991 (filed as Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended February 28,
                         1994).
        10(f)*           Fourth Amendment to Team, Inc. Amended and Restated 1987
                         Restricted Stock Option Plan (filed as Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended November 30, 1995).
        10(g)*+          Employment Agreements and Consulting and Salary Continuation
                         Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual
                         Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K
                         for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended November
                         30, 1990).
        10(h)*           Fifth Amendment and Restatement of the Team, Inc. Salary
                         Deferral Plan dated March 26, 1991 (filed as Exhibit 10(f)
                         to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).
        10(i)*           Sixth Amendment to Salary Deferral Plan dated as of October
                         10, 1991. (filed as Exhibit 10(l) to the Company's Annual
                         Report on Form 10-K for the fiscal year ended May 31, 1992).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10(j)*           Ninth Amendment and Restatement of the Team, Inc. Salary
                         Deferral Plan (filed as Exhibit 10.3 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended February
                         29, 1996).
        10(k)*           Team, Inc. Employee Stock Ownership Plan, as amended by
                         First Amendment thereto, Second Amendment thereto and by two
                         Third Amendments thereto adopted in the alternative (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K
                         for the fiscal year ended May 31, 1989), and by Fourth
                         Amendment dated as of December 31, 1991 (filed as Exhibit
                         10(m) to the Company's Annual Report on Form 10-K for the
                         fiscal year ended May 31, 1992) and by Sixth Amendment
                         (filed as Exhibit 10.2 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended February 29, 1996).
        10(l)*+          Team, Inc. Restated Non-Employee Directors' Stock Option
                         Plan as amended through March 28, 1996 filed as Exhibit
                         10(z) to the Company's Annual Report on Form 10-K for the
                         fiscal year ended May 31, 1996).
        10(m)+           Amendment dated January 9, 1997, to the Team, Inc.
                         Non-Employee Directors Stock Option Plan.
        10(n)*           Team, Inc. 1992 Stock Option Plan for Key Employees of
                         Acquired Business effective January 1992 (filed as Exhibit
                         10(r) to the Company's Annual Report on Form 10-K for the
                         fiscal year ended May 31, 1992).
        10(o)*+          Team, Inc. Officers' Restricted Stock Option Plan dated
                         December 14, 1995.
        10(p)*+          First Amendment to the Consulting and Salary Continuation
                         Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the Quarter
                         ended November 30, 1996).
        10(q)*           Letter Agreement dated April 10, 1997, by and between Texas
                         Commerce Bank National Association and Team, Inc. (filed as
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                         for the Quarter ended February 28, 1997).
        10(r)*           Agreement of Purchase and Sale, dated September 13, 1996,
                         among Registrant and Ft. Bragg 801, Inc. and Pensacola 801,
                         Inc. and Portales 801, Inc., collectively as Seller, and
                         U.S. National Housing, L.L.C. as Purchaser (filed as Exhibit
                         2.1 to the Company's Form 8-K dated May 23, 1997).
        10(s)*           Assignment and Assumption Agreement, dated May 8, 1997,
                         between U.S. National Housing, LLC and U.S. National Housing
                         Limited Partnership (filed as Exhibit 2.2 to the Company's
                         Form 8-K dated May 23, 1997).
        10(t)*           First Amendment to Purchase and Sale Agreement, dated as of
                         May 8, 1997, among Registrant and Ft. Bragg 801, Inc. and
                         Pensacola 801, Inc. and Portales 801, Inc. and First
                         American Capital Corporation, collectively as Seller, and
                         U.S. National Housing Limited Partnership, as Purchaser
                         (filed as Exhibit 2.3 to the Company's Form 8-K dated May
                         23, 1997).
        10(u)            Stock Purchase Agreement by and between Team, Inc. and
                         Armstrong International, Inc. dated June 30, 1997.
        10(v)            Registration Rights Agreement by and between Team, Inc. and
                         Armstrong International, Inc. dated June 30, 1997.
        10(w)            Standstill and Voting Agreement by and between Team, Inc.
                         and Armstrong International, Inc. dated June 30, 1997.
        10(x)+           Employment and Consulting Agreement by and between William
                         A. Ryan and Team, Inc. dated July 29, 1997.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        11               Statement re Computation of Per Share Earnings.
        21               Subsidiaries of the Company.
        23               Consent of Deloitte & Touche LLP.
        27               Financial Data Schedule.

---------------

* Incorporated herein by reference to the respective filing identified above.

+ Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.