Form 10-Q
period 1997-08-31
TEAM INC
filed 1997-10-03
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 1 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 AUGUST 31, 1997
                               -------------------------------------------------
                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period                          to
                          ------------------------    --------------------------

Commission file number                           0-9950
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

1019 South Hood Street,  Alvin,  Texas                  77511
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (281) 331-6154
                                                  ------------------------------


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

On October 1, 1997, there were 5,952,842 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX


PART I.         FINANCIAL INFORMATION                                     Page No.
                                                                          --------
                Item 1.    Financial Statements

                           Consolidated Balance Sheets --                     3
                             August 31, 1997 and May 31, 1997

                           Consolidated Statements of Earnings --             4
                             Three Months Ended
                             August 31, 1997 and 1996

                           Consolidated Statements of Cash Flows --           5
                             Three Months Ended
                             August 31, 1997 and 1996

                           Notes to Consolidated Financial Statements         6

                Item 2.    Management's Discussion and Analysis               6
                           of Financial Condition and
                             Results of Operations

PART II.        OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                   8

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                         AUGUST 31,          MAY 31,
                                                                                            1997              1997
                                                                                        ------------      ------------
                                                             ASSETS
Current Assets:
  Cash and cash equivalents                                                             $  1,247,000      $  1,672,000
  Accounts receivable, net of allowance for doubtful
     accounts of $61,000 and $61,000                                                       7,742,000         7,211,000
  Materials and supplies                                                                   6,400,000         6,310,000
  Prepaid expenses and other current assets                                                  954,000           820,000
                                                                                        ------------      ------------
    Total Current Assets                                                                  16,343,000        16,013,000
Property, Plant and Equipment:
  Land and buildings                                                                       6,512,000         6,526,000
  Machinery and equipment                                                                 10,593,000        11,292,000
                                                                                        ------------      ------------
                                                                                          17,105,000        17,818,000
  Less accumulated depreciation and amortization                                          11,398,000        12,010,000
                                                                                        ------------      ------------
                                                                                           5,707,000         5,808,000

Other Assets                                                                               2,446,000         2,247,000
                                                                                        ------------      ------------
                                                                                        $ 24,496,000      $ 24,068,000
                                                                                        ============      ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                     $    347,000      $    300,000
  Accounts payable                                                                           632,000           740,000
  Other accrued liabilities                                                                3,914,000         3,298,000
  Current income taxes payable                                                               171,000           166,000
                                                                                        ------------      ------------
    Total Current Liabilities                                                              5,064,000         4,504,000

Long-term Debt and Other Obligations                                                       5,481,000         7,601,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                                        --                --
  Common stock, par value $.30 per share, 10,000,000 shares
    authorized, 5,950,542 and 5,259,542 shares issued at                                   1,780,000         1,578,000
    August 31, 1997 and May 31, 1997, respectively
  Additional paid-in capital                                                              26,802,000        25,123,000
  Accumulated deficit                                                                    (14,534,000)      (14,641,000)
  Treasury stock at cost, 9,700 shares                                                       (97,000)          (97,000)
                                                                                        ------------      ------------
                                                                                          13,951,000        11,963,000
                                                                                        ------------      ------------
                                                                                        $ 24,496,000      $ 24,068,000
                                                                                        ============      ============


                 See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS


                                                             Three Months Ended
                                                                 August 31,
                                                        -----------------------------
                                                            1997             1996
                                                        ------------     ------------
Revenues                                                $ 10,229,000     $ 10,155,000
Operating expenses                                         6,051,000        5,716,000
Selling, general and administrative expenses               3,784,000        4,170,000
Interest                                                     131,000          245,000
                                                        ------------     ------------
Earnings from continuing operations before
   income taxes                                              263,000           24,000
Provision for income taxes                                   156,000           14,000
                                                        ------------     ------------
Earnings from continuing operations, net of
   income taxes                                              107,000           10,000
Earnings from Military Housing projects
   discontinued operations, net                                   --          182,000
Estimated loss on sale of Military Housing projects
   discontinued operations, net                                   --         (181,000)
                                                        ------------     ------------
Net earnings                                            $    107,000     $     11,000
                                                        ============     ============



Net earnings (loss) per common share:
   Net earnings  from continuing operations             $       0.02     $       0.00
   Net earnings from Military Housing projects
      discontinued operations                                     --             0.04
Net estimated loss on sale of Military Housing
   projects discontinued operations                               --            (0.04)
                                                        ------------     ------------
Net earnings                                            $       0.02     $       0.00
                                                        ============     ============
Weighted average number of shares outstanding              5,795,000        5,160,000
                                                        ============     ============



                See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended
                                                                  August 31,
                                                         ----------------------------
                                                             1997             1996
                                                         -----------      -----------
Cash Flows From Operating Activities:
   Net earnings                                          $   107,000      $    11,000
   Earnings from discontinued operations                          --           (1,000)
                                                         -----------      -----------
      Net earnings from continuing operations                107,000           10,000
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization                             362,000          374,000
   Gain on sale of assets                                         --          (21,000)
   Change in assets and liabilities:
       (Increase) decrease:
       Accounts receivable                                  (531,000)         574,000
       Materials and supplies                                (90,000)         (86,000)
       Prepaid expenses and other assets                    (134,000)          12,000
    Increase (decrease):
      Accounts payable                                      (108,000)        (140,000)
      Other accrued liabilities                              616,000         (678,000)
      Income taxes payable                                     5,000           14,000
                                                         -----------      -----------
Net cash provided by continuing operating activities         227,000           59,000

Cash Flows From Discontinued Operations:
   Earnings from discontinued operations                          --            1,000
   Depreciation                                                   --          365,000
   Decrease in current assets                                     --        1,154,000
   Decrease in current liabilities                                --         (461,000)
                                                         -----------      -----------

Net cash provided by discontinued operations                      --        1,059,000
                                                         -----------      -----------
Net cash provided by operating activities                    227,000        1,118,000

Cash Flows From Investing Activities:
   Capital expenditures                                     (218,000)        (575,000)
   Disposal of property and equipment                          5,000          176,000
   Decrease (increase) in other assets                       (63,000)           1,000
                                                         -----------      -----------

Net cash used in investing activities                       (276,000)        (398,000)

Cash Flows From Financing Activities:
   Payments under debt agreements
      and capital lease obligations - continuing          (2,257,000)        (959,000)
   Payments under debt agreements - discontinued                  --         (510,000)
   Issuance of common stock                                1,881,000               --
                                                         -----------      -----------

Net cash used in financing activities                       (376,000)      (1,469,000)
                                                         -----------      -----------

Net decrease in cash and cash equivalents                   (425,000)        (749,000)
Cash and cash equivalents at beginning of year             1,672,000        2,037,000
                                                         ===========      ===========
Cash and cash equivalents at end of period               $ 1,247,000      $ 1,288,000
                                                         ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest:
      Operating                                          $   164,000      $   250,000
      Discontinued                                                --        1,648,000
                                                         -----------      -----------
                                                         $   164,000      $ 1,898,000
                                                         ===========      ===========
   Income taxes paid                                     $   152,000      $     7,000
                                                         ===========      ===========



                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Method of Presentation

     General

       The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1997.

2.   Dividends

       No dividends were paid during the first three months of fiscal 1998 or 1997. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Sale of Stock

       As previously reported, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong International, Inc. ("Armstrong") in a private placement transaction. After the purchase, Armstrong owned approximately 10% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt. The Company also entered into an Alliance Agreement with Armstrong to provide certain specialized energy management and other industrial services to shared customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED
   TO THREE MONTHS ENDED AUGUST 31, 1996

     For the three-month period ended August 31, 1997, revenues totaled $10.23 million, a modest improvement over revenues of $10.16 million reported in the same period of the prior fiscal year. Four of the Company's five service lines - hot tapping, leak repair, concrete repair and energy management services - showed sales gains during the quarter. The emissions control service line was alone in showing a revenue decline. This market continues to see downward pricing pressure and customers performing their monitoring services in-house.

     Gross margins declined from 43.7 percent to 40.8 percent from the first quarter of fiscal 1997 primarily because of a 3 percent increase in operating expenses. Ordinary compensation and insurance expenses were factors in the increase. Selling, general and administrative expenses of $3.78 million in the first quarter of fiscal 1998 were $386,000 or 9 percent lower than in the prior year. The continuing impact of cost reduction programs previously implemented has resulted in lower personnel and general expense.

     Interest expense of $131,000 in the first three months of fiscal 1998 was 47 percent lower than in the same period of 1997 due to reduced average borrowing levels. Pre-tax earnings of $263,000 for the first quarter increased from 1997 first quarter pre-tax earnings of $24,000 as a result of reduced interest and selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997, the Company's working capital totaled $11.28 million, a decrease of $230,000 from working capital of $11.51 million at May 31, 1997. The Company has been able to finance its working capital requirements primarily through its internally generated cash flow.

     As of August 31, 1997, cash and cash equivalents totaled $1.25 million, decreasing $425,000 in the first quarter. This cash decrease resulted mainly from $376,000 used in the Company's financing activities, $276,000 used in the Company's investing activities offset by $227,000 provided by the Company's operating activities. See "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $1.5 million for fiscal 1998. All planned capital expenditures are discretionary and will be made based on available funds.

     The Company's current and long-term debt and other obligations were $5.83 million compared to $7.90 million at May 31, 1997. Of this amount, $2.5 million was owed to the Company's primary bank lender. The company paid down the revolving line of credit in the amount of $2.0 million during the quarter.

     As previously reported, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong in a private placement transaction. Armstrong then owned approximately 10% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt. The Company also entered into an Alliance Agreement with Armstrong to provide certain specialized energy management and other industrial services to new and shared customers.

     Also, as previously reported, the Company signed a letter of intent with Wescon, S.A. of Singapore to provide leak sealing and hot tapping services in Singapore, Malaysia, Indonesia and Brunei. In addition, the Company signed a letter of intent for the potential sale of newly issued common stock to Wingate Partners, L.P. at $3.125 per share representing 50% of Team's issued and outstanding shares. This transaction is contingent upon the negotiation and consummation by Team of one or more mutually approved but as yet unidentified business acquisitions, mutually acceptable definitive agreements, further due diligence, and director, shareholder and regulatory approvals, and it is expected that the proceeds of a stock sale to Wingate would be used for the purchase consideration in such a business acquisition.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       As previously reported, the Company filed one report on Form 8-K during the quarter ended August 31, 1997.

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

     (ii)     The Company reported the following financial information on Form
              8-K:

              Pro Forma consolidated Balance Sheet as of February 28, 1997; ProForma Consolidated Statement of Earnings for the Year ended
                 May 31, 1996 and the Nine Months ended February 28, 1997; and
              Notes to Pro Forma Consolidated Financial Statements.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   TEAM, INC.
                                  (Registrant)


Date:    October 3, 1997



                                         /s/WILLIAM A. RYAN
                                         ---------------------------------------

                                         William A. Ryan, Chairman of the Board,
                                         President and Chief Executive Officer


                                         /s/MARGIE E. ROGERS
                                         ---------------------------------------
                                         Margie E. Rogers, Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
Ex-27           Financial Data Schedule