Form 10-Q
period 1997-11-30
TEAM INC
filed 1998-01-13
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1997
                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period ___________ to _________

Commission file number 1-9950

                                   TEAM, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                               74-1765729
----------------------------                                ----------------
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation                                    Identification Number)
     or organization)

 1019 South Hood Street,  Alvin,  Texas                           77511
----------------------------------------                        ----------
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

On January 8, 1997, there were 6,047,342 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX


PART I.         FINANCIAL INFORMATION                                              Page No.
                                                                                   --------
                Item 1.    Financial Statements

                           Consolidated Balance Sheets --                               3
                             November 30, 1997 and May 31, 1997

                           Consolidated Statements of Earnings --                       4
                             Three Months Ended
                             November 30, 1997 and 1996
                             Six Months Ended
                             November 30, 1997 and 1996

                           Consolidated Statements of Cash Flows --                     5
                             Six Months Ended
                             November 30, 1997 and 1996

                           Notes to Consolidated Financial Statements                   6

                Item 2.    Management's Discussion and Analysis                         6
                             of Financial Condition and
                             Results of Operations

PART II.        OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders          8
                Item 6.    Exhibits and Reports on Form 8-K                             9

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 November 30,            May 31,
                                                                                                    1997                  1997
                                                                                               ---------------      ---------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                    $       932,000      $     1,672,000
  Accounts receivable, net of allowance for doubtful
     accounts of $60,000 and $61,000                                                                 8,991,000            7,211,000
  Materials and supplies                                                                             6,317,000            6,310,000
  Prepaid expenses and other current assets                                                            898,000              820,000
                                                                                               ---------------      ---------------
     Total Current Assets                                                                           17,138,000           16,013,000
Property, Plant and Equipment:
  Land and buildings                                                                                 6,570,000            6,526,000
  Machinery and equipment                                                                           10,797,000           11,292,000
                                                                                               ---------------      ---------------
                                                                                                    17,367,000           17,818,000
  Less accumulated depreciation and amortization                                                    11,646,000           12,010,000
                                                                                               ---------------      ---------------
                                                                                                     5,721,000            5,808,000

Other Assets                                                                                         2,106,000            2,247,000
                                                                                               ---------------      ---------------
                                                                                               $    24,965,000      $    24,068,000
                                                                                               ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                            $       324,000      $       300,000
  Accounts payable                                                                                   1,097,000              740,000
  Other accrued liabilities                                                                          3,320,000            3,298,000
  Current income taxes payable                                                                          91,000              166,000
                                                                                               ---------------      ---------------
    Total Current Liabilities                                                                        4,832,000            4,504,000

Long-term Debt and Other Obligations                                                                 5,434,000            7,601,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                                                --                   --
  Common stock, par value $.30 per share, 10,000,000 shares
    authorized, 6,035,042 and 5,259,542 shares issued at                                             1,811,000            1,578,000
    November 30, 1997 and May 31, 1997, respectively
  Additional paid-in capital                                                                        26,991,000           25,123,000
  Accumulated deficit                                                                              (14,006,000)         (14,641,000)
  Treasury stock at cost, 9,700 shares                                                                 (97,000)             (97,000)
                                                                                               ---------------      ---------------
                                                                                                    14,699,000           11,963,000
                                                                                               ---------------      ---------------
                                                                                               $    24,965,000      $    24,068,000
                                                                                               ===============      ===============


                 See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    Three Months Ended                     Six Months Ended
                                                                        November 30,                          November 30,
                                                            ----------------------------------    ---------------------------------
                                                                 1997               1996               1997               1996
                                                            --------------     --------------     --------------     --------------
Revenues                                                    $   11,717,000     $   11,271,000     $   21,946,000     $   21,426,000
Operating expenses                                               6,587,000          6,261,000         12,639,000         11,976,000
Selling, general and administrative expenses                     4,215,000          4,221,000          7,998,000          8,393,000
Interest                                                           104,000            228,000            235,000            473,000
                                                            --------------     --------------     --------------     --------------
Earnings from continuing operations before
   income taxes                                                    811,000            561,000          1,074,000            584,000
Provision for income taxes                                         283,000            251,000            439,000            265,000
                                                            --------------     --------------     --------------     --------------
Earnings from continuing operations, net of
   income taxes                                                    528,000            310,000            635,000            319,000
Earnings from Military Housing projects
   discontinued operations, net                                       --                 --                 --              182,000
Estimated loss on sale of Military Housing projects
   discontinued operations, net                                       --                 --                 --             (181,000)
                                                            --------------     --------------     --------------     --------------
Net earnings                                                $      528,000     $      310,000     $      635,000     $      320,000
                                                            ==============     ==============     ==============     ==============



Net earnings per common share:
 Net earnings  from continuing operations                   $         0.09     $         0.06     $         0.11     $         0.06
 Net earnings from Military Housing projects
      discontinued operations                                         --                 --                 --                 0.04
 Net estimated loss on sale of Military Housing
      projects discontinued operations                                --                 --                 --                (0.04)
                                                            --------------     --------------     --------------     --------------
Net earnings                                                $         0.09     $         0.06     $         0.11     $         0.06
                                                            ==============     ==============     ==============     ==============

Weighted average number of shares outstanding                    6,167,000          5,160,000          5,979,000          5,160,000
                                                            ==============     ==============     ==============     ==============


                 See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         SIX MONTHS ENDED
                                                                                                           NOVEMBER 30,
                                                                                               ------------------------------------
                                                                                                     1997                1996
                                                                                               ---------------      ---------------
Cash Flows From Operating Activities:
   Net earnings                                                                                $       635,000      $       320,000
   Earnings from discontinued operations                                                                  --                 (1,000)
                                                                                               ---------------      ---------------
      Net earnings from continuing operations                                                          635,000              319,000
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization                                                                       721,000              723,000
   Noncurrent deferred income taxes                                                                    349,000                 --
   Gain on sale of assets                                                                                 --                (21,000)
   Change in assets and liabilities:
   (Increase) decrease:
      Accounts receivable                                                                           (1,780,000)             196,000
      Materials and supplies                                                                            (7,000)            (160,000)
      Prepaid expenses and other assets                                                                (78,000)              83,000
    Increase (decrease):
      Accounts payable                                                                                 357,000              325,000
      Other accrued liabilities                                                                         22,000             (137,000)
      Income taxes payable                                                                             (75,000)              41,000
                                                                                               ---------------      ---------------
Net cash provided by continuing operating activities                                                   144,000            1,369,000

Cash Flows From Discontinued Operations:
   Earnings from discontinued operations                                                                  --                  1,000
   Depreciation                                                                                           --                729,000
   Decrease in current assets                                                                             --                221,000
   Increase in current liabilities                                                                        --                148,000
                                                                                               ---------------      ---------------

Net cash provided by discontinued operations                                                              --              1,099,000
                                                                                               ---------------      ---------------

Net cash provided by operating activities                                                              144,000            2,468,000

Cash Flows From Investing Activities:
   Capital expenditures                                                                               (541,000)            (916,000)
   Disposal of property and equipment                                                                    5,000              183,000
   Decrease (increase) in other assets                                                                (122,000)             205,000
                                                                                               ---------------      ---------------

Net cash used in investing activities                                                                 (658,000)            (528,000)

Cash Flows From Financing Activities:
   Payments under debt agreements
      and capital lease obligations - continuing                                                    (2,327,000)          (1,437,000)
   Payments under debt agreements - discontinued                                                          --               (510,000)
   Issuance of common stock                                                                          2,101,000                 --
                                                                                               ---------------      ---------------

Net cash used in financing activities                                                                 (226,000)          (1,947,000)
                                                                                               ---------------      ---------------

Net decrease in cash and cash equivalents                                                             (740,000)              (7,000)
Cash and cash equivalents at beginning of year                                                       1,672,000            2,037,000
                                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                                     $       932,000      $     2,030,000
                                                                                               ===============      ===============

Supplemental disclosure of cash flow information: Cash paid during the period for interest:
      Operating                                                                                $       268,000      $       480,000
      Discontinued                                                                                        --              1,648,000
                                                                                               ---------------      ---------------
                                                                                               $       268,000      $     2,128,000
                                                                                               ===============      ===============
   Income taxes paid                                                                           $       167,000      $        10,000
                                                                                               ===============      ===============
   Income taxes refunded                                                                       $          --        $         4,000
                                                                                               ===============      ===============

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

2.   Dividends

          No dividends were paid during the first six months of fiscal 1998 or 1997. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Other

          Subsequent to the end of the second quarter, the Company extended its bank credit agreement. The revised agreement provides a $10,000,000 line of credit and the term was extended one year to December 31, 1999. The amount available for borrowings at the end of the quarter was $5.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED
     NOVEMBER 30, 1996

     For the three-month period ended November 30, 1997, revenues were $11.7 million, a 4 percent improvement over revenues of $11.3 million reported in the same period of the prior fiscal year. Three of the Company's five service lines
- hot tapping, concrete repair and energy management services - showed sales gains during the quarter while leak repair and emissions control services had revenue declines.

     Gross margins were stable at 44 percent when comparing quarters. Selling, general and administrative expenses for the current quarter showed modest improvement over the same period of the prior fiscal year. Interest expense of $104,000 in the second quarter of fiscal 1998 was 54 percent lower than in the same period of the prior year due to reduced average borrowing levels. Pre-tax earnings of $811,000 for the second quarter increased from 1997 second quarter pre-tax earnings of $561,000 as a result of increased revenues and reduced interest costs.


Six Months Ended November 30, 1997 Compared to Six Months Ended
     November 30, 1996

     For the six-month period ended November 30, 1997, revenues totaled $21.9 million, 2 percent higher than revenues of $21.4 million reported in the same period last year. The increase in revenues was primarily due to significantly improved sales in the Company's hot tapping service line as well as improved sales in concrete repair and energy management services. This improvement was somewhat offset by declines in emissions control and leak repair services revenue. Although our emissions control revenues are off from the prior year, management believes the market is stabilizing; and with our technology driven productivity increases, this product line has become more profitable. The leak repair revenue decline is due primarily to increased customer turnaround activity which limits the opportunities for leak repair services.

     Gross margins declined from 44 percent to 42 percent for the first six months of fiscal 1997 due to increases in operating expenses. Ordinary compensation and insurance expenses were factors in the increase. Selling, general and administrative expenses of $8.0 million for the first six months were $395,000 or 5 percent lower than in the prior year. The continuing impact of cost reduction programs previously implemented has resulted in lower personnel and general expense.

     Interest expense of $235,000 in the first six months of fiscal 1998 was 50 percent lower than in the same period of 1997 due to reduced borrowing levels. Pre-tax earnings of $1.07 million for the first six months increased from pre-tax earnings of $584,000 as a result of reduced interest and selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, the Company's working capital totaled $12.3 million, an increase of approximately $800,000 from working capital of $11.5 million at May 31, 1997. The Company has been able to finance its working capital requirements through its internally generated cash flow.

     As of November 30, 1997, cash and cash equivalents totaled $932,000, decreasing $740,000 in the first six months of the current fiscal year. This cash decrease resulted mainly from $658,000 used in the Company's investing activities, $226,000 used in the Company's financing activities offset by $144,000 provided by the Company's operating activities. See "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $1.5 million for fiscal 1998. All planned capital expenditures are discretionary and will be made based on available funds.

     The Company's current and long-term debt and other obligations were $5.8 million compared to $7.9 million at May 31, 1997. Of this amount, $2.5 million was owed to the Company's primary bank lender. The company paid down the revolving line of credit in the amount of $2.0 million during the first six months. Subsequent to the end of the second quarter, the Company extended its bank credit agreement. The revised agreement provides a $10,000,000 line of credit with the term extended one year to December 31, 1999. The amount available for borrowings at the end of the quarter was $5.3 million.

     As previously reported, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong International, Inc. in a private placement transaction. Armstrong then owned approximately 10 percent of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt. The Company also entered into an Alliance Agreement with Armstrong to provide certain specialized energy management and other industrial services to new and shared customers. It is anticipated that this strategic alliance will result in a Team-Armstrong joint venture in China.

     Also, as previously reported, the Company signed a letter of intent with Wescon, S.A. of Singapore to provide leak sealing and hot tapping services in Singapore, Malaysia, Indonesia and Brunei. The Company's management anticipates finalizing the joint venture agreement with Wescon, S.A. and commencing operations before the end of the fiscal year. In addition, in the first quarter the Company signed a letter of intent for the potential sale of newly issued common stock to Wingate Partners, L.P. at $3.125 per share representing 50 percent of Team's issued and outstanding shares. This transaction is contingent upon the negotiation and consummation of a mutually acceptable business acquisition. It is expected that the proceeds of such a stock sale to Wingate would be used for the purchase consideration for such a business acquisition. The Company has extended this letter of intent with Wingate Partners through June 1998.



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders of the Company was held on October 30, 1997. At the meeting, Messrs. Jack M. Johnson, Jr. and E. Theodore Laborde were reelected to serve as Class II Directors for a term of three years. The votes with respect to the election of each such director were as follows:

         NAME                           FOR                      WITHHELD
         ----                           ---                      --------
Mr. Jack M. Johnson, Jr.             4,591,659                    197,675
Mr. E. Theodore Laborde              4,540,689                    248,645


The three directors continuing in office until the expiration of their respective terms are Messrs. William A. Ryan, Sidney B. Williams and George W. Harrison.

The shareholders also approved the appointment of Deloitte & Touche as independent certified public accountants to audit the Company's accounts for the fiscal year ending May 31, 1998 by the following vote:

   FOR                            AGAINST                        ABSTAIN
   ---                            -------                        -------
4,671,972                         88,472                         28,890



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27      Financial Data Schedule

(b)    Reports on Form 8-K

               There were no Form 8-K Reports filed during the quarter ended November 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TEAM, INC.
                                       (Registrant)


Date: January 13, 1998



                                       /s/WILLIAM A. RYAN
                                       ----------------------------------------
                                       William A. Ryan, Chairman of the Board,
                                       President and Chief Executive Officer


                                       /s/MARGIE E. ROGERS
                                       ----------------------------------------
                                       Margie E. Rogers, Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
Ex-27                                 Financial Data Schedule