Form 10-Q
period 1998-02-28
TEAM INC
filed 1998-04-02
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1998
                               -----------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period               to
                                ---------------     ---------------
       Commission file number                 1-9950
                             --------------------------------------

                                   TEAM, INC.
             (Exact name of registrant as specified in its charter)

                  Texas                                  74-1765729
     --------------------------------           ----------------------------
       (State or other jurisdiction                   (I.R.S. Employer
             of incorporation                      Identification Number)
             or organization)

1019 South Hood Street,  Alvin,  Texas                        77511
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (281)  331-6154
                                                  ----------------------------

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                         No
                -------                        -------
On March 25, 1998, there were 6,083,742 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                     Page No.
            Item 1.    Financial Statements

                       Consolidated Balance Sheets --                     3
                         February 28, 1998 and May 31, 1997

                       Consolidated Statements of Earnings --             4
                         Three Months Ended
                         February 28, 1998 and 1997
                         Nine Months Ended
                         February 28, 1998 and 1997

                       Consolidated Statements of Cash Flows --           5
                         Nine Months Ended
                         February 28, 1998 and 1997

                       Notes to Consolidated Financial Statements         6

            Item 2.    Management's Discussion and Analysis               7
                         of Financial Condition and
                         Results of Operations

PART II.        OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         FEBRUARY 28,            MAY 31,
                                                                             1998                 1997
                                                                         -------------       -------------
                             ASSETS
Current Assets:
  Cash and cash equivalents                                              $   1,267,000       $   1,672,000
  Accounts receivable, net of allowance for doubtful
     accounts of $80,000 and $61,000                                         9,293,000           7,211,000
  Materials and supplies                                                     6,403,000           6,310,000
  Prepaid expenses and other current assets                                    990,000             820,000
                                                                         -------------       -------------
    Total Current Assets                                                    17,953,000          16,013,000
Property, Plant and Equipment:
  Land and buildings                                                         6,855,000           6,526,000
  Machinery and equipment                                                   11,156,000          11,292,000
                                                                         -------------       -------------
                                                                            18,011,000          17,818,000
  Less accumulated depreciation and amortization                            11,935,000          12,010,000
                                                                         -------------       -------------
                                                                             6,076,000           5,808,000

Other Assets                                                                 1,984,000           2,247,000
                                                                         -------------       -------------
                                                                         $  26,013,000       $  24,068,000
                                                                         =============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                      $     263,000       $     300,000
  Accounts payable                                                           1,731,000             740,000
  Other accrued liabilities                                                  2,703,000           3,298,000
  Current income taxes payable                                                      --             166,000
                                                                         -------------       -------------
Total Current Liabilities                                                    4,697,000           4,504,000

Long-term Debt and Other Obligations                                         6,257,000           7,601,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                          --                  --
  Common stock, par value $.30 per share, 10,000,000 shares
    authorized, 6,057,042 and 5,259,542 shares issued at                     1,817,000           1,578,000
    February 28, 1998 and May 31, 1997, respectively
  Additional paid-in capital                                                27,031,000          25,123,000
  Accumulated deficit                                                      (13,692,000)        (14,641,000)
  Treasury stock at cost, 9,700 shares                                         (97,000)            (97,000)
                                                                         --------------      -------------
                                                                            15,059,000          11,963,000
                                                                         -------------       -------------
                                                                         $  26,013,000       $  24,068,000
                                                                         =============       =============


                 See notes to consolidated financial statements

TEAM, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

                                                              Three Months Ended                Nine Months Ended
                                                                  February 28,                      February 28,
                                                        -----------------------------    ------------------------------
                                                            1998             1997             1998             1997
                                                        ------------     ------------     ------------    -------------
Revenues                                                $ 11,483,000     $ 11,305,000     $ 33,428,000     $ 32,732,000
Operating expenses                                         6,744,000        6,437,000       19,382,000       18,414,000
Selling, general and administrative expenses               4,038,000        4,258,000       12,036,000       12,652,000
Interest                                                     111,000          215,000          347,000          687,000
                                                        ------------     ------------     ------------     ------------
Earnings from continuing operations before
   income taxes                                              590,000          395,000        1,663,000          979,000
Provision for income taxes                                   275,000          185,000          714,000          450,000
                                                        ------------     ------------     ------------     ------------
Earnings from continuing operations, net of
   income taxes                                              315,000          210,000          949,000          529,000
Earnings from Military Housing projects
   discontinued operations, net                                 --               --               --            182,000
Estimated loss on sale of Military Housing projects
   discontinued operations, net                                 --               --               --           (181,000)
                                                        ------------     ------------     ------------     ------------
 Net earnings                                           $    315,000     $    210,000     $    949,000     $    530,000
                                                        ============     ============     ============     ============

NET EARNINGS PER COMMON SHARE - BASIC
 Net earnings from continuing operations                $       0.05     $       0.04     $       0.16     $       0.10
 Net earnings discontinued operations                           --               --               --               0.00
                                                        ------------     ------------     ------------     ------------
Net earnings                                            $       0.05     $       0.04     $       0.16     $       0.10
                                                        ============     ============     ============     ============

Weighted average number of shares outstanding              6,045,000        5,160,000        5,902,000        5,160,000
                                                        ============     ============     ============     ============

NET EARNINGS PER COMMON SHARE - DILUTED
  Net earnings from continuing operations               $       0.05     $       0.04     $       0.16     $       0.10
  Net earnings discontinued operations                          --               --               --               0.00
                                                        ------------     ------------     ------------     ------------
Net earnings                                            $       0.05     $       0.04     $       0.16             0.10
                                                        ============     ============     ============     ============

Weighted average number of shares outstanding              6,227,000        5,160,000        6,095,000        5,160,000
                                                        ============     ============     ============     ============

                See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended
                                                                            February 28,
                                                                -----------------------------
                                                                     1998            1997
                                                                ------------     ------------
 Cash Flows From Operating Activities:
   Net earnings                                                 $   949,000      $   530,000
   Earnings from discontinued operations                               --             (1,000)
                                                                -----------      -----------
       Net earnings from continuing operations                      949,000          529,000
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization                                  1,094,000        1,050,000
   Provision for doubtful accounts                                   20,000             --
   Noncurrent deferred income taxes                                 561,000          353,000
   Gain on sale of assets                                              --            (21,000)
   Change in assets and liabilities:
   (Increase) decrease:
       Accounts receivable                                       (2,102,000)         398,000
       Materials and supplies                                       (93,000)        (286,000)
       Prepaid expenses and other assets                           (170,000)          96,000
    Increase (decrease):
      Accounts payable                                              991,000           95,000
      Other accrued liabilities                                    (595,000)        (573,000)
      Income taxes payable                                         (166,000)          81,000
                                                                -----------      -----------
 Net cash provided by continuing operating activities               489,000        1,722,000

Cash Flows From Discontinued Operations:
   Earnings from discontinued operations                               --              1,000
   Depreciation                                                        --          1,093,000
   Decrease in current assets                                          --            993,000
   Increase in current liabilities                                     --           (533,000)
                                                                -----------      -----------
Net cash provided by discontinued operations                           --          1,554,000
                                                                -----------      -----------
Net cash provided by operating activities                           489,000        3,276,000

Cash Flows From Investing Activities:
   Capital expenditures                                          (1,219,000)      (1,103,000)
   Disposal of property and equipment                                 7,000          183,000
   Decrease (increase) in other assets                             (264,000)          16,000
                                                                -----------      -----------
Net cash used in investing activities                            (1,476,000)        (904,000)

Cash Flows From Financing Activities:
   Payments under debt agreements
      and capital lease obligations - continuing                 (2,414,000)      (2,067,000)
   Proceeds from borrowings                                         849,000             --
   Payments under debt agreements - discontinued                       --         (1,041,000)
   Issuance of common stock                                       2,147,000             --
                                                                -----------      -----------
Net cash provided by (used in) financing activities                 582,000       (3,108,000)
                                                                -----------      -----------
Net decrease in cash and cash equivalents                          (405,000)        (736,000)
Cash and cash equivalents at beginning of year                    1,672,000        2,037,000
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $ 1,267,000      $ 1,301,000
                                                                ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest:
      Operating                                                 $   367,000      $   701,000
      Discontinued                                                     --          3,274,000
                                                                -----------      -----------
                                                                $   367,000      $ 3,975,000
                                                                ===========      ===========
   Income taxes paid                                            $   440,000      $    13,000
                                                                ===========      ===========
   Income taxes refunded                                        $      --        $     4,000
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

2.   Dividends

       No dividends were paid during the first nine months of fiscal 1998 or 1997. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Long-Term Debt

       As previously disclosed, the Company has extended its bank credit agreement with its primary lender. The revised agreement provides a $10,000,000 line of credit and the term was extended one year to December 31, 1999. The amount available for borrowings at the end of the quarter was $5.2 million.

       Also, during the quarter the Company entered into a Construction Loan Agreement for construction of an addition to an existing building, which will serve as the corporate facility. This loan for $750,000 is due August 2010 and bears interest at prime plus 0.5 percent and provides for 150 installments, the first six of which are interest only, the next 143 of which will be evenly monthly installments of principal and interest and the final installment being all unpaid principal and accrued interest. The lender, at its sole discretion, can adjust the interest rate on the loan in February 2005. The company also modified and extended an existing term loan with the same bank. The loan, to mature June 1999, was extended to February 2007 and the interest rate was reduced from prime plus 1.25 percent to prime plus 0.5 percent. Land and buildings secure both of these loans.

4.   Other

       During the third quarter of fiscal year 1998, the Board of Directors of the Company approved the Team, Inc. 1998 Incentive Stock Option Plan which authorizes options to purchase 500,000 shares of common stock for key employees of the Company. Options granted under this Plan during the quarter totaled 269,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED
     TO THREE MONTHS ENDED FEBRUARY 28, 1997

     For the three-month period ended February 28, 1998, revenues were $11.5 million, a 2 percent improvement over revenues of $11.3 million reported in the same period of the prior fiscal year. Three of the Company's five service lines
- hot tapping, concrete repair and energy management services - showed sales gains during the quarter while leak repair and emissions control services had revenue declines.

     Gross margins declined from 43 percent to 41 percent. Ordinary compensation and material costs were factors in the decrease. Selling, general and administrative expenses for the current quarter showed a 5 percent improvement over the same period of the prior fiscal year. This was largely the result of lower charges for professional fees, insurance and certain compensation related items. Interest expense of $111,000 in the third quarter of fiscal 1998 was 48 percent lower than in the same period of the prior year due to reduced average borrowing levels. Pre-tax earnings of $590,000 for the third quarter increased from 1997 third quarter pre-tax earnings of $395,000.


NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED
     TO NINE MONTHS ENDED FEBRUARY 28, 1997

     For the nine-month period ended February 28, 1998, revenues totaled $33.4 million, 2 percent higher than revenues of $32.7 million reported in the same period last year. The increase in revenues was primarily due to significantly improved sales in the Company's hot tapping service line as well as improved sales in concrete repair and energy management services. This improvement was somewhat offset by declines in emissions control and leak repair services revenue.

     Gross margins declined from 44 percent to 42 percent for the first nine months of fiscal 1998 due to increases in operating expenses. Ordinary compensation and material costs were factors in the decrease. Selling, general and administrative expenses of $12.0 million for the first nine months were $616,000 or 5 percent lower than in the prior year. Less compensation related costs, professional fees and insurance were factors in the decrease.

     Interest expense of $347,000 in the first nine months of fiscal 1998 was 49 percent lower than in the same period of 1997 due to reduced borrowing levels. Pre-tax earnings of $1.7 million for the first nine months increased from pre-tax earnings of $979,000.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1998, the Company's working capital totaled $13.3 million, an increase of 1.8 million from working capital of $11.5 million at May 31, 1997. The Company has been able to finance its working capital requirements through its internally generated cash flow and its unused borrowing capacity under its bank credit agreement.

     As of February 28, 1998, cash and cash equivalents totaled $1.3 million, decreasing $405,000 in the first nine months of the current fiscal year. This cash decrease resulted mainly from $1,476,000 used in the Company's investing activities offset by $582,000 provided by the Company's financing activities and $489,000 provided by the Company's operating activities. See "Consolidated Statements of Cash Flows" for additional detail.

     Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $2.0 million for fiscal 1998. Of this amount, $750,000 is for construction of an addition to an existing facility. All other planned capital expenditures are discretionary and will be made based on available funds.

     The Company's current and long-term debt and other obligations were $6.5 million at February 28, 1998, compared to $7.9 million at May 31, 1997. At the end of the third quarter, $3.0 million was owed to the Company's primary bank lender. The company paid down the revolving line of credit in the amount of $2.0 million during the first nine months using proceeds from the sale of common stock as described below. During the third quarter, the Company extended its bank credit agreement. The revised agreement, which expires December 31, 1999, provides a $10,000,000 line of credit. The amount available for borrowings at the end of the quarter was $5.2 million. Also, during the quarter the Company entered into a Construction Loan Agreement for construction of an addition to an existing building. This loan for $750,000 is due August 2010 and bears interest at prime plus 0.5 percent and provides for 150 installments, the first six of which are interest only, the next 143 of which will be evenly monthly installments of principal and interest and the final installment being all unpaid principal and accrued interest. The lender, at its sole discretion, can adjust the interest rate on the loan in February 2005. The company also modified and extended an existing term loan with the same bank. The loan, to mature June 1999, was extended to February 2007 and the interest rate was reduced from prime plus 1.25 percent to prime plus 0.5 percent. Land and buildings secure both of these loans.

     As previously reported, the Company completed the sale of 650,000 shares of Team's common stock for $3.00 per share to Armstrong International, Inc. in a private placement transaction. Proceeds from the sale were used to reduce the Company's long-term debt.

     Also, as previously reported, the Company signed a letter of intent with Wescon, S.A. of Singapore to provide leak sealing and hot tapping services in Singapore, Malaysia, Indonesia and Brunei. This letter of intent was terminated due to lack of progress in organizing the joint venture. The Company's management continues to assess other strategic alternatives. In addition, in the first quarter the Company signed a letter of intent for the potential sale of newly issued common stock to Wingate Partners, L.P. at $3.125 per share representing 50 percent of Team's issued and outstanding shares. This transaction is contingent upon the negotiation and consummation of a mutually acceptable business acquisition. It is expected that the proceeds of such a stock sale to Wingate would be used for the purchase consideration for such a business acquisition. The Company is vigorously pursuing various acquisition candidates. The Company has extended this letter of intent with Wingate Partners through June 1998.

PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Construction Loan Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc.

      10.2 Modification and Extension Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc.

      10.3     Team Inc. 1998 Incentive Stock Option Plan

      11       Statement Re Computation of Per Share Earnings

      27       Financial Data Schedule

(b)   Reports on Form 8-K

      There were no Form 8-K Reports filed during the quarter ended February 28, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   TEAM, INC.
                                  (Registrant)


Date:    March 31, 1998



                                  /s/ WILLIAM A. RYAN
                                  --------------------------------------
                                  William A. Ryan, Chairman of the Board
                                  and Chief Executive Officer


                                  /s/ MARGIE E. ROGERS
                                  --------------------------------------
                                  Margie E. Rogers, Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

Ex-10.1 Construction Loan Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc.

Ex-10.2 Modification and Extension Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc.

Ex-10.3          Team Inc. 1998 Incentive Stock Option Plan

Ex-11            Statement Re Computation of Per Share Earnings

Ex-27            Financial Data Schedule