Form 10-K405
period 1998-05-31
TEAM INC
filed 1998-08-17
CIK 318833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ---------------------
                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-9950
                             ---------------------

                                   TEAM, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        74-1765729
           (State of incorporation)                 (I.R.S. Employer Identification No.)

       200 HERMANN DRIVE, ALVIN, TEXAS                             77511
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (281) 331-6154
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

YES  [X]     NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 20, 1998, 7,294,952 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was approximately $35,562,891.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Team, Inc. to be held October 16, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II

Item 5.   Market for Team's Common Equity and Related Stockholder
            Matters...................................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 8.   Consolidated Financial Statements and Supplementary Data....   13
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   29

                                  PART III

Item 10.  Directors and Executive and Other Officers of Team..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   29

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

     The Company, through its domestic subsidiaries, operates in 40 locations throughout the United States and three international subsidiaries in England, Trinidad and Singapore. Additionally, certain industrial services are offered internationally by the Company through 14 licensees operating in 14 countries.

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

     In fiscal 1998, the Company's revenues were $45.5 million compared to $43.7 million in fiscal 1997. The Company's net profit from continuing operations net of income tax was $1.4 million in fiscal 1998 compared to a net profit from continuing operations of $759,000 in the corresponding period of fiscal 1997. The increase in revenues primarily relates to increases in revenues in the Company's hot tapping service line. The improvement in net earnings from continuing operations reflects the continuing impact of cost reduction programs implemented in prior years.

     On July 3, 1998, subsequent to year end, the Company entered into a definitive purchase agreement to acquire the stock of Climax Portable Machine Tools, Inc. ("Climax") of Newberg, Oregon. The aggregate consideration is expected to be approximately $7.2 million in cash and stock. Climax is a designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. Climax had total revenues of $11.3 million for year ended December 31, 1997. The transaction is expected to be finalized by the end of August 1998.

     The Company did not declare or pay a dividend in fiscal 1998. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, the declaration of future dividends will depend on the Company's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

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

     Below is a summary of revenues by service line as compared to the Company's consolidated revenues:

                                                              YEAR ENDED MAY 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
Leak Repair Services........................................  65%    69%    63%
Hot Tapping Services........................................  18%    12%    11%
Emissions Control Services..................................  13%    16%    24%
  (Including consulting and engineering)

     Team's industrial services operate through 40 domestic locations in 23 states and three international operating locations in England, Trinidad and Singapore. In addition, certain services are offered by the Company internationally through licensees operating in 14 countries.

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

     The Company's manufacturing center earned the international ISO-9001 certification for its engineering design and manufacturing operations last year. ISO-9001 is the most stringent of all ISO-9000 certification programs.

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

     To complement its leak repair operations in the United States, the Company has a wholly-owned subsidiary in the United Kingdom which operates as Team Industrial Services, Ltd. In addition, to date, the Company has entered into license agreements in North America, South America, Australia, the Pacific Rim, Europe and the Mid-East. Most licensees are required to make a cash payment as initial consideration for the grant, by the joint venture, of the license. Substantially all licensees are required to make ongoing royalty payments, typically based on a percentage of its gross revenues from licensed operations. To date, revenues to the Company under these agreements have not been material. The Company is continuing to expand its services outside the United States and expects to pursue similar license agreements for the use of Company technology with other companies internationally. In addition, the Company is expanding the technology it provides under such license agreements to include fugitive emissions monitoring.

     During last fiscal year, the Company entered into a joint venture with a company in Trinidad and Tobago, West Indies to provide services to agrichemical, natural gas processing and oil refinery plants in Trinidad and anticipates expanding to neighboring islands of the Caribbean. Additionally, in fiscal 1998, the Company commenced operations in Singapore and, in June, 1998, formed a wholly owned subsidiary to conduct leak sealing and hot tapping services in that part of the world. Also, early during this fiscal year, Team entered into a strategic business alliance with Armstrong International Inc. ("Armstrong"). Armstrong is an important provider of specialized energy management technology around the world. Team will work with Armstrong on specially engineered projects to provide the highly technical labor force needed to carry out these projects. The alliance thus blends the capabilities of one of the foremost equipment and technology suppliers with the expertise of the leading service provider, forming a market force with excellent potential for service and growth. Armstrong is an important provider of specialized energy management technology around the world, and a holder of 11% of Team's issued common stock at May 31, 1998.

     From time-to-time in the operation of its environmental consulting and engineering services, the assets of which were sold in 1996, the Company handled small quantities of certain hazardous wastes or other substances generated by its customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. Management believes that its risk of liability is minimized since its handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. The Company does not currently carry insurance to cover liabilities which the Company may incur under the Superfund Act or similar environmental statutes due to its prohibitive costs.

GENERAL

     Employees. As of May 31, 1998, the Company and its subsidiaries had 480 employees in its operations, consisting of 195 salaried and 285 hourly personnel. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 98,000 square feet of floor space. These facilities, (corporate offices and training facility and a manufacturing facility), are pledged as security for a term note. See Note (6) of Notes to Consolidated

Financial Statements for information regarding the term note. The Company and its subsidiaries also lease 33 office and/or plant and shop facilities at separate locations in 20 states. In addition, the Company owns real property and office facilities in Houston, Texas previously used in its discontinued infrastructure operations which are currently being leased to a third party pursuant to a long-term lease agreement.

     As of May 31, 1998, the Company owned or leased 191 light trucks which are primarily repair service trucks used in performing industrial repair services and 110 passenger cars used by the Company's salesmen, managers, officers and other employees primarily in sales, administrative and management functions.

     The Company believes that its property and equipment, as well as that of its subsidiaries, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (8) of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

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

     On July 21, 1998, the Company confirmed that the court finally approved the Consent Decree in October 1997, and that the Consent Decree is in effect. Based on all of the foregoing, the Company does not anticipate incurring any additional liability for the Sheridan Site.

     The Company and certain subsidiaries are involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse affect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II.

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 1998 and 1997, respectively.

                                                                   SALES PRICE
                                                              ----------------------
                                                                HIGH          LOW
                                                                ----          ---
FISCAL 1998
  Quarter Ended:
     August 31..............................................     $3 7/16       $1 5/8
     November 30............................................      4             2 7/8
     February 28............................................      4             3 3/8
     May 31.................................................      5 3/8         3
FISCAL 1997
  Quarter Ended:
     August 31..............................................     $2 5/8        $1 3/4
     November 30............................................      1 7/8         1 1/2
     February 28............................................      1 15/16       1 1/2
     May 31.................................................      1 15/16       1 1/2

  (b) Holders

     There were 446 holders of record of Team's common stock as of July 20, 1998, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 1998 or fiscal 1997. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Recent Sales of Unregistered Securities

     The Company issued 1,200,000 shares of Common Stock to Houston Post Oak Partners, Ltd. in exchange for cash in the amount of $2.75 per share, for a total of $3,300,000, in accordance with the terms and conditions of the Stock Purchase Agreement, effective as of June 19, 1998 (the "Stock Purchase Agreement").

     The Company did not use underwriters in the sale to Houston Post Oak Partners, Ltd.

     The Company paid no underwriting discount or commission on the sale to Houston Post Oak Partners, Ltd.

     The shares of Common Stock issued to Houston Post Oak Partners, Ltd. were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof as a "transaction by an issuer not involving any public offering" in accordance with the terms of the issuance as set forth in the Satisfaction Agreement and the Stock Purchase Agreement, respectively. In issuing such shares in reliance on such exemption, the Company is relying upon representations and warranties of Houston Post Oak Partners, Ltd. with respect to (i) their financial capacity, business experience, and business and legal advisors; (ii) the fact that they acquired these shares for investment purposes only and understood the transfer restrictions thereon; and (iii) the fact that they reviewed the information and materials about the Company and its shares made available by the Company in connection with its acquisition of such shares, which was personally negotiated at arms-length between Houston Post Oak Partners, Ltd., on the one hand, and the Company on the other hand.

     None of the unregistered securities sold to Houston Post Oak Partners, Ltd. are convertible or exchangeable into other equity securities, nor do such unregistered securities constitute warrants or options.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 1998.

                                                             YEAR ENDED MAY 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................  $45,457   $43,655   $47,449   $50,816   $56,891
                                               =======   =======   =======   =======   =======
Earnings (Loss) from Continuing Operations,
  Net of Income Taxes........................  $ 1,393   $   759   $(8,744)  $(1,105)  $   935
Earnings (Loss) from Discontinued Operations,
  Net of Income Taxes........................       --         1      (534)   (4,869)   (1,254)
                                               -------   -------   -------   -------   -------
Net Earnings (Loss)..........................  $ 1,393   $   760   $(9,278)  $(5,974)  $  (319)
                                               =======   =======   =======   =======   =======
Earnings (Loss) Per Common Share -- Basic:
  Earnings (Loss) from Continuing
     Operations..............................  $  0.23   $  0.15   $ (1.70)  $ (0.22)  $  0.18
  Earnings (Loss) from Discontinued
     Operations..............................       --      0.00     (0.10)    (0.94)    (0.24)
                                               -------   -------   -------   -------   -------
  Net Earnings (Loss)........................  $  0.23   $  0.15   $ (1.80)  $ (1.16)  $ (0.06)
                                               =======   =======   =======   =======   =======
Earnings (Loss) Per Common Share -- Diluted:
  Earnings (Loss) from Continuing
     Operations..............................  $  0.23   $  0.15   $ (1.70)  $ (0.22)  $  0.18
  Earnings (Loss) from Discontinued
     Operations..............................       --      0.00     (0.10)    (0.94)    (0.24)
                                               -------   -------   -------   -------   -------
  Net Earnings (Loss)........................  $  0.23   $  0.15   $ (1.80)  $ (1.16)  $ (0.06)
                                               =======   =======   =======   =======   =======
Weighted Average Shares
  Outstanding -- Basic.......................    5,947     5,162     5,160     5,160     5,160
Weighted Average Shares
  Outstanding -- Diluted.....................    6,112     5,162     5,160     5,160     5,164
Funds Provided by (Used In) Continuing
  Operations (Net Earnings (Loss) Plus
  Depreciation, Amortization, Change in
  Non-current Deferred Taxes and Writedown of
  Assets)....................................  $ 3,424   $ 2,529   $  (985)  $ 2,391   $ 3,121
Cash Dividend Declared Per Common Share......  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

                                                                   MAY 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
Balance Sheet Data
  Total Assets...............................  $27,080   $24,068   $28,926   $38,631   $58,855
  Long-term Debt.............................    5,966     7,601    11,754    13,627    21,001
  Stockholders' Equity.......................   15,581    11,963    11,045    20,323    26,297
  Working Capital............................   13,049    11,509    10,644    14,874    11,044

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

     Net earnings from continuing operations for fiscal 1998 was $1,393,000 compared to net earnings of $759,000 for fiscal 1997 and a net loss of $8.7 million for fiscal 1996. Net income (loss) per common share from continuing operations was $0.23, $0.15, and $(1.70) for fiscal 1998, 1997 and 1996, respectively.

     The following table identifies certain relationships with consolidated revenue as percentages:

                                                                FISCAL YEAR
                                                         --------------------------
                                                         1998      1997       1996
                                                         -----     -----     ------
Revenue................................................  100.0%    100.0%     100.0%
Cost and Expenses:
  Cost of operations...................................  (57.0)    (56.4)     (58.0)
                                                         -----     -----     ------
  Gross profit.........................................   43.0      43.6       42.0
  Selling, general and administrative expenses.........  (36.5)    (38.0)     (44.4)
  Interest expense.....................................   (1.0)     (2.1)      (2.5)
  Writedown of assets..................................     --        --      (16.2)
                                                         -----     -----     ------
Earnings (loss) from continuing operations before
  income taxes.........................................    5.5       3.5      (21.1)
Income taxes (benefit).................................    2.4       1.7       (2.7)
                                                         -----     -----     ------
Net earnings (loss) from continuing operation..........    3.1%      1.8%     (18.4)%
                                                         =====     =====     ======

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues in 1998 were $45.5 million compared to $43.7 million in 1997 -- an increase of 4%. The increase was attributable primarily to a significant expansion in the Company's hot tapping services line ("HTS") which reported a 59% gain in revenues to $8.2 million in 1998 from $5.2 million in 1997. The increase in that service line was partially offset by a 17% decline in emissions control services ("ECS") revenues from $7.0 million in 1997 to $5.8 million in 1998. The largest service line, Leak Repair, was relatively flat with 1998 revenues of $26.1 million versus $26.8 million in 1997.

     The expansion of HTS was directly attributable to the completion of decentralization efforts which began in 1997. During 1998, a full-time service line manager was appointed for HTS and six regional service centers were fully equipped with specialized hot tapping equipment. (Previously, all HTS services were provided from a central location in Pearland, Texas). Additionally, more than twenty senior technicians from around the country were expressly trained in HTS sales and service procedures, which expanded the Company's service capability.

     The decline in emissions control services revenues continued a trend that has existed since 1994 -- resulting from the continuing pricing pressure in the market and the general relaxation of monitoring and reporting frequencies. However, during the fourth quarter of fiscal 1998, the revenues for emissions control services were comparable to that for the fourth quarter of fiscal 1997 indicating that the trend of declining revenues for this service line may be at an end.

     Operating Expenses as a percent of revenues in 1998 were fairly consistent (57.0%) with the 1997 percentage (56.4%). On an aggregate basis, selling, general and administrative expenses ("SG&A") were flat in 1998 compared to 1997 -- $16.6 million in both years. As a percentage of sales, however, SG&A declined to 36.5% in 1998 versus 38.0% in 1997, which directly resulted in a 1.5% improvement in net earnings as a percentage of revenues. Net earnings were also positively impacted by a $477 thousand reduction in interest expense in 1998 from 1997 (an improvement of 1.1% of revenue), which was a result of an overall reduction in indebtedness (see discussion of Liquidity and Capital Resources.)

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

     The Company's effective income tax rate for the year ended May 31, 1997 was 49.9%. The effective tax rate was higher than the statutory federal rate of 34% primarily due to the effect of state income taxes and the non-deductibility of a portion of meal and entertainment expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1998, the Company's working capital totaled $13.0 million, an increase of $1.5 million from working capital of $11.5 million a year earlier. The increase in working capital is primarily attributable to operating activities. In June 1997, the Company sold, through a private placement, 650,000 shares of its common stock and received net proceeds of $1,950,000, substantially all of which was used to repay long term debt. In June 1998, subsequent to the fiscal year end, the Company sold, also through a private placement, 1,200,000 shares of common stock for $3.3 million. In July 1998, the $2.5 million that was outstanding under the Company's revolving credit facility at May 31, 1998 was repaid in full using the proceeds from the sale of stock. After giving effect to the repayment of the credit facility, the Company had approximately $7.2 million available under the Revolving Credit Facility at June 30, 1998.

     In July 1998, the Company executed a commitment letter with a new financial institution to provide $24 million of new credit facilities, including a $12.5 million revolving credit facility, $9.5 million of term loans for acquisition financing and a $2 million facility to refinance certain existing debt. Definitive credit agreements are expected to be executed by August 31, 1998 under terms and conditions that are generally more favorable to the Company than those contained in currently existing agreements.

     Management expects that capital expenditures, which are intended to provide for normal replacement of assets and new assets to support planned growth, will approximate $2.0 million for fiscal 1999.

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

YEAR 2000 COMPLIANCE

     The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing facilities computer software to programs that will address the Year 2000 problem. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant.

     The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost to the Company of these activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The cost is being funded through operating cash flows. The costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
August 3, 1998

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        MAY 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  1,355,000   $  1,672,000
  Receivables...............................................     9,564,000      7,211,000
  Materials and supplies....................................     6,801,000      6,310,000
  Prepaid expenses and other current assets.................       862,000        820,000
                                                              ------------   ------------
          Total Current Assets..............................    18,582,000     16,013,000
Property, Plant and Equipment:
  Land and buildings........................................     6,735,000      6,526,000
  Machinery and equipment...................................    11,746,000     11,292,000
                                                              ------------   ------------
                                                                18,481,000     17,818,000
  Less accumulated depreciation and amortization............    11,833,000     12,010,000
                                                              ------------   ------------
                                                                 6,648,000      5,808,000
Other Assets................................................     1,850,000      2,247,000
                                                              ------------   ------------
          Total Assets......................................  $ 27,080,000   $ 24,068,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $    286,000   $    300,000
  Accounts payable..........................................     1,416,000        740,000
  Other accrued liabilities.................................     3,483,000      3,298,000
  Current income taxes payable..............................       348,000        166,000
                                                              ------------   ------------
          Total Current Liabilities.........................     5,533,000      4,504,000
Long-term Debt and Other....................................     5,966,000      7,601,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
     500,000 shares authorized, none issued.................            --             --
  Common stock, par value $.30 per share, 10,000,000 shares
     authorized and 6,093,442 and 5,259,542 shares issued at
     May 31, 1998 and 1997..................................     1,828,000      1,578,000
  Additional paid-in capital................................    27,098,000     25,123,000
  Accumulated deficit.......................................   (13,248,000)   (14,641,000)
  Less treasury stock at cost, 9,700 shares at May 31, 1998
     and 1997...............................................       (97,000)       (97,000)
                                                              ------------   ------------
          Total Stockholders' Equity........................    15,581,000     11,963,000
                                                              ------------   ------------
          Total Liabilities and Stockholders' Equity........  $ 27,080,000   $ 24,068,000
                                                              ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MAY 31,
                                                       ----------------------------------------
                                                          1998          1997           1996
                                                       -----------   -----------   ------------
Revenues.............................................  $45,457,000   $43,655,000   $ 47,449,000
Operating expenses...................................   25,933,000    24,634,000     27,523,000
Selling, general and administrative expenses.........   16,610,000    16,579,000     21,084,000
Interest.............................................      450,000       927,000      1,188,000
Writedown of assets..................................           --            --      7,697,000
                                                       -----------   -----------   ------------
Earnings (loss) from continuing operations before
  income taxes.......................................  $ 2,464,000   $ 1,515,000   $(10,043,000)
Provision (benefit) for income taxes.................    1,071,000       756,000     (1,299,000)
                                                       -----------   -----------   ------------
Earnings (loss) from continuing operations, net of
  income taxes.......................................    1,393,000       759,000     (8,744,000)
Earnings (loss) from discontinued operations, net of
  income taxes.......................................           --         1,000       (534,000)
                                                       -----------   -----------   ------------
Net earnings (loss)..................................  $ 1,393,000   $   760,000   $ (9,278,000)
                                                       ===========   ===========   ============
Net earnings (loss) per common share -- Basic
  Net earnings (loss) from continuing operations.....  $      0.23   $      0.15   $      (1.70)
  Net earnings (loss) from discontinued operations...         0.00          0.00          (0.10)
                                                       -----------   -----------   ------------
  Net earnings (loss)................................  $      0.23   $      0.15   $      (1.80)
                                                       ===========   ===========   ============
Net earnings (loss) per common share -- Diluted
  Net earnings (loss) from continuing operations.....  $      0.23   $      0.15   $      (1.70)
  Net earnings (loss) from discontinued operations...         0.00          0.00          (0.10)
                                                       -----------   -----------   ------------
  Net earnings (loss)................................  $      0.23   $      0.15   $      (1.80)
                                                       ===========   ===========   ============
Weighted average number of shares
  outstanding -- Basic...............................    5,947,000     5,162,000      5,160,000
                                                       ===========   ===========   ============
Weighted average number of shares
  outstanding -- Diluted.............................    6,112,000     5,162,000      5,160,000
                                                       ===========   ===========   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      MAY 31,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     ------------   ------------   ------------
COMMON STOCK:
  Balance at beginning of year.....................  $  1,578,000   $  1,551,000   $  1,551,000
  Shares sold......................................       195,000             --             --
  Exercise of stock options........................        55,000             --             --
  Shares exchanged for services....................            --         27,000             --
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $  1,828,000   $  1,578,000   $  1,551,000
                                                     ============   ============   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.....................  $ 25,123,000   $ 24,992,000   $ 24,992,000
  Shares sold......................................     1,633,000             --             --
  Exercise of stock options........................       342,000             --             --
  Shares exchanged for services....................            --        131,000             --
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $ 27,098,000   $ 25,123,000   $ 24,992,000
                                                     ============   ============   ============
RETAINED EARNINGS
  (ACCUMULATED DEFICIT):
  Balance at beginning of year.....................  $(14,641,000)  $(15,401,000)  $ (6,123,000)
  Net earnings (loss)..............................     1,393,000        760,000     (9,278,000)
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $(13,248,000)  $(14,641,000)  $(15,401,000)
                                                     ============   ============   ============
TREASURY STOCK:
  Balance at beginning of year.....................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MAY 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
Cash Flows From Operating Activities:
  Net earnings (loss).......................................  $ 1,393,000   $   760,000   $(9,278,000)
  (Earnings) loss from discontinued operations..............           --        (1,000)      534,000
                                                              -----------   -----------   -----------
         Net earnings (loss)from continuing operations......    1,393,000       759,000    (8,744,000)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................    1,467,000     1,385,000     1,985,000
  Provision for doubtful accounts...........................      195,000            --            --
  Loss (Gain) on disposal of assets.........................       89,000       (21,000)      (23,000)
  Writedown of assets.......................................           --            --     7,697,000
  Noncurrent deferred income taxes..........................      564,000       385,000    (1,923,000)
  Change in other long-term obligations.....................           --      (354,000)    1,782,000
  Change in assets and liabilities:
    (Increase) decrease:
      Accounts receivable...................................   (2,548,000)      929,000       261,000
      Materials and supplies................................     (491,000)     (562,000)      493,000
      Prepaid expenses and other current assets.............      (42,000)       26,000       528,000
    Increase (decrease):
      Accounts payable......................................      676,000      (106,000)      119,000
      Other accrued liabilities.............................      185,000       (90,000)      686,000
      Income taxes payable..................................      182,000       166,000            --
                                                              -----------   -----------   -----------
Net cash provided by continuing operating activities........    1,670,000     2,517,000     2,861,000
                                                              -----------   -----------   -----------
Cash Flows From Discontinued Operations:
  Earnings (loss)...........................................           --         1,000      (534,000)
  Depreciation..............................................           --     1,336,000     1,458,000
  (Increase) decrease in current assets.....................           --        (3,000)      139,000
  Increase in current liabilities...........................           --        84,000        54,000
                                                              -----------   -----------   -----------
Net cash provided by discontinued operating activities......           --     1,418,000     1,117,000
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,670,000     3,935,000     3,978,000
Cash Flows From Investing Activities:
  Capital expenditures......................................   (2,045,000)   (1,393,000)     (788,000)
  Disposal of property and equipment........................           --       188,000       115,000
  (Increase) decrease in other assets.......................     (175,000)       53,000       309,000
  Net proceeds from sale of discontinued operations.........           --     3,127,000            --
                                                              -----------   -----------   -----------
Net cash provided by (used in) investing activities.........   (2,220,000)    1,975,000      (364,000)
                                                              -----------   -----------   -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and capital lease
    obligations -- continuing operations....................   (3,040,000)   (5,234,000)   (3,759,000)
  Proceeds from issuance of debt............................    1,048,000            --            --
  Issuance of common stock..................................    2,225,000            --            --
  Principal payments under debt agreements -- discontinued
    operations..............................................           --    (1,041,000)     (957,000)
                                                              -----------   -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................      233,000    (6,275,000)   (4,716,000)
                                                              -----------   -----------   -----------
Net decrease in cash and cash equivalents...................     (317,000)     (365,000)   (1,102,000)
Cash and cash equivalents at beginning of year..............    1,672,000     2,037,000     3,139,000
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,355,000   $ 1,672,000   $ 2,037,000
                                                              ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest:
    Operating...............................................  $   475,000   $   929,000   $ 1,201,000
    Discontinued............................................           --     3,274,000     3,376,000
                                                              -----------   -----------   -----------
                                                              $475,000....  $ 4,203,000   $ 4,577,000
                                                              ===========   ===========   ===========
Income taxes paid...........................................  $   618,000   $    84,000   $    31,000
                                                              ===========   ===========   ===========
Income taxes refunded.......................................  $    40,000   $     4,000   $   797,000
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 1998 and 1996, equipment and software acquired under capital lease obligations were $343,000 and $495,000, respectively.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

                     CLASSIFICATION                          LIFE
                     --------------                          ----
Buildings...............................................  20-25 years
Machinery and equipment.................................   2-10 years

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

  Earnings Per Share

     In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings

                          TEAM, INC. AND SUBSIDIARIES
per share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings (loss) from continuing operations, net of income taxes:

                                              YEAR ENDED MAY 31, 1998                   YEAR ENDED MAY 31, 1997
                                      ---------------------------------------   ---------------------------------------
                                        INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                      -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
  Earnings (loss) from continuing
    operations, net of income
    taxes...........................  $1,393,000      5,947,000       $0.23      $759,000       5,162,000       $0.15
  Effect of Dilutive Securities:
    Options.........................          --        165,000                        --              --
                                      ----------      ---------                  --------       ---------
Diluted EPS:
  Earnings (loss) from continuing
    operations, net of income
    taxes...........................  $1,393,000      6,112,000       $0.23      $759,000       5,162,000       $0.15
                                      ==========      =========       =====      ========       =========       =====

                                                                      YEAR ENDED MAY 31, 1996
                                                              ---------------------------------------
                                                                INCOME         SHARES       PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
Basic EPS:
  Earnings (loss) from continuing operations, net of income
    taxes...................................................  $(8,744,000)    5,160,000      $(1.70)
  Effect of Dilutive Securities:
    Options.................................................          --             --
                                                              -----------     ---------
Diluted EPS:
  Earnings (loss) from continuing operations, net of income
    taxes...................................................  $(8,744,000)    5,160,000      $(1.70)
                                                              ===========     =========      ======

     Options to purchase 314,000 and 516,000 shares of common stock were outstanding during the years ended May 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period. Options to purchase 511,700 shares of common stock were outstanding during the year ended May 31, 1996, but were not included in the computation of diluted EPS because they were anti-dilutive due to the loss from continuing operations, net of income taxes.

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

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards

                          TEAM, INC. AND SUBSIDIARIES
for reporting and display of comprehensive income and its components. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which revises the required disclosures about pensions and other postretirement benefits. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 130, SFAS No. 131 and SFAS No. 132 are effective for fiscal years beginning after December 31, 1997. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. These statements are not expected to have a material effect on the Company's financial position, results of operations or cash flows. The Company is currently analyzing these statements to determine what, if any, additional disclosures will be required thereunder.

2. DIVESTITURES AND DISCONTINUED OPERATIONS

     In May 1997, the Company sold substantially all of the assets of its Military Housing Projects segment. Proceeds of this divestiture amounted to approximately $3.2 million and were used primarily to reduce the Company's long-term debt. A loss on the sale of this segment of $181,000, net of income taxes, was recorded in the year ended May 31, 1997.

     Effective May 31, 1996, the Company sold substantially all of the assets of its Environmental Engineering and Consulting Division, which had a carrying value of approximately $111,000 with no gain or loss being recognized.

3. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Trade accounts receivable...................................  $9,610,000   $7,079,000
Other receivables...........................................     201,000      193,000
Allowance for doubtful accounts.............................    (247,000)     (61,000)
                                                              ----------   ----------
          Total.............................................  $9,564,000   $7,211,000
                                                              ==========   ==========

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $1,683,000   $1,452,000
Insurance accruals..........................................   1,076,000      992,000
Other.......................................................     724,000      854,000
                                                              ----------   ----------
          Total.............................................  $3,483,000   $3,298,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

5. INCOME TAXES

     The provisions for federal and state income taxes attributable to pre-tax earnings from continuing operations are as follows:

                                                           YEAR ENDED MAY 31,
                                                   -----------------------------------
                                                      1998        1997        1996
                                                   ----------   --------   -----------
Federal income taxes:
  Current........................................  $  609,000   $ 63,000   $   235,000
  Deferred.......................................     270,000    586,000    (1,525,000)
State income taxes:
  Current........................................     171,000    162,000            --
  Deferred.......................................      21,000    (55,000)       (9,000)
                                                   ----------   --------   -----------
          Total..................................  $1,071,000   $756,000   $(1,299,000)
                                                   ==========   ========   ===========

     A reconciliation between income taxes related to earnings from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                           YEAR ENDED MAY 31,
                                                 --------------------------------------
                                                    1998         1997          1996
                                                 ----------   ----------   ------------
Earnings (loss) from continuing operations
  before federal income taxes..................  $2,464,000   $1,515,000   $(10,043,000)
                                                 ==========   ==========   ============
Computed income taxes at statutory rate........  $  838,000   $  515,000   $ (3,414,000)
Goodwill amortization..........................          --           --      1,843,000
State income taxes, net of federal tax
  benefit......................................     127,000       71,000         (6,000)
Other..........................................     106,000      170,000        278,000
                                                 ----------   ----------   ------------
          Total................................  $1,071,000   $  756,000   $ (1,299,000)
                                                 ==========   ==========   ============

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                YEAR ENDED MAY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Receivables.................................................  $  (42,000)  $  (52,000)
Other.......................................................     (25,000)    (148,000)
                                                              ----------   ----------
Gross deferred liabilities..................................     (67,000)    (200,000)
                                                              ----------   ----------
Property, plant and equipment...............................     192,000      145,000
Non-deductible accrued expenses.............................   1,254,000    1,163,000
Inventory...................................................     194,000      182,000
Net operating loss carry over...............................          --      456,000
AMT and foreign tax credit..................................          --      138,000
Other.......................................................      20,000           --
                                                              ----------   ----------
Gross deferred assets.......................................   1,660,000    2,084,000
                                                              ----------   ----------
Net deferred taxes..........................................  $1,593,000   $1,884,000
                                                              ==========   ==========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

                          TEAM, INC. AND SUBSIDIARIES

     Net deferred tax assets are classified in the consolidated balance sheets as follows:

                                                                YEAR ENDED MAY 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------
Prepaid expenses and other current assets..................  $  531,000     $  258,000
Other assets...............................................   1,062,000      1,626,000
                                                             ----------     ----------
Net deferred tax assets....................................  $1,593,000     $1,884,000
                                                             ==========     ==========

6. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                                YEAR ENDED MAY 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------
Revolving Credit agreement.................................   2,500,000      4,500,000
Term note..................................................   1,693,000      1,274,000
Capital lease obligations..................................     340,000        363,000
Compensation agreements....................................   1,418,000      1,567,000
Other......................................................     301,000        197,000
                                                             ----------     ----------
                                                              6,252,000      7,901,000
Less current portion.......................................     286,000        300,000
                                                             ----------     ----------
          Total............................................  $5,966,000     $7,601,000
                                                             ==========     ==========

LONG-TERM DEBT:

     Effective December 29, 1997, the Company extended and amended its bank credit agreement. The agreement provides for a $10,000,000 revolving line of credit. The revolving line of credit, which is due December 31, 1999, bears interest at a rate not to exceed the bank's prime rate of interest (8.50 percent at May 31, 1998) plus 0.5 percent. A commitment fee of 0.375 percent is payable on the daily average unused amount of the revolving line of credit, less the aggregate amount of all outstanding letters of credit. At May 31, 1998, the Company had no letters of credit outstanding against the revolving line of credit. Amounts outstanding under the revolving line of credit were $2,500,000 and $4,500,000 at May 31, 1998 and 1997, respectively. Under the terms of the agreement, $5,311,000 was available for borrowing at May 31, 1998.

     Loans under the Company's bank credit agreement are secured by substantially all of the assets of the Company. The terms of the agreement, as amended, require the maintenance of certain financial ratios and limit investments, advances, liens, leases and indebtedness, among other things. At May 31, 1998, the Company was in compliance with all credit agreement covenants.

     In addition to the loan under the credit agreement with its primary lender, the Company has a term note with a bank that is due October 15, 2006, bears interest at prime plus 0.5 percent and provides for one hundred and eight installments, the first one hundred and seven of which will be even monthly installments of principal and interest, and the final installment being all unpaid principal and accrued interest. The Company also has a construction note with the same bank that is due July 15, 2010, bears interest at prime plus 0.5 percent and provides for one hundred and fifty installments, the first six of which will be interest only, the next one hundred and forty-three will be even monthly installments of principal and interest, and the final installment being all unpaid principal and accrued interest. The loans are secured by land and buildings.

     Based on the borrowing rates currently available to the Company for bank loans with terms and maturities similar to the Company's long-term debt, the fair value of such debt is estimated to approximate its carrying value at May 31, 1998.

                          TEAM, INC. AND SUBSIDIARIES

COMPENSATION AGREEMENTS:

     During the year ended May 31, 1996, the Company accrued for compensation to be paid to former employees of the Company beyond the period in which services are expected to be rendered. At May 31, 1998, these long-term obligations totaled $1,418,000.

     Maturities of long-term obligations are as follows:

                  YEAR ENDING MAY 31,
                  -------------------
1999...................................................    $  286,000
2000...................................................     2,972,000
2001...................................................       511,000
2002...................................................       533,000
2003...................................................       464,000
Thereafter.............................................     1,486,000
                                                           ----------
          Total........................................    $6,252,000
                                                           ==========

7. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

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

                                                            YEAR ENDED MAY 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      ---------   --------   --------
Shares under option, beginning of year..............    516,000    511,700    512,050
Changes during the year:
  Granted...........................................    379,000     30,000     70,000
  Exercised.........................................   (166,900)        --         --
  Canceled..........................................    (35,500)   (25,700)   (70,350)
                                                      ---------   --------   --------
Shares under option, end of year....................    692,600    516,000    511,700
                                                      =========   ========   ========
Average option price per share......................  $    2.76   $   2.12   $  2.125
                                                      =========   ========   ========
Exercisable at end of year..........................    481,500    503,500    459,000
                                                      =========   ========   ========
Available for future grant..........................    259,000    377,000    336,300
                                                      =========   ========   ========

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.9%, 6.4% and 5.7%; volatility factor of the expected market price of the Company's common stock of 67.4%, 65.8% and 52.4%; and

                          TEAM, INC. AND SUBSIDIARIES
a weighted average expected life of the option of three, three and eight years for 1998, 1997 and 1996, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                           YEAR ENDED MAY 31,
                                                   -----------------------------------
                                                      1998        1997        1996
                                                   ----------   --------   -----------
Pro forma net earnings (loss) from continuing
  operations.....................................  $1,255,000   $747,000   $(8,797,000)
Net earnings (loss) from discontinued
  operations.....................................          --      1,000      (534,000)
                                                   ----------   --------   -----------
Pro forma net earnings (loss)....................  $1,255,000   $748,000   $(9,331,000)
                                                   ==========   ========   ===========
Net earnings (loss) per common share -- Diluted:
  Pro forma earnings (loss) per share from
     continuing operations.......................  $     0.21   $   0.14   $     (1.71)
  Net earnings (loss) per share from discontinued
     operations..................................          --       0.00         (0.10)
                                                   ----------   --------   -----------
  Pro forma earning (loss) per share.............  $     0.21   $   0.14   $     (1.81)
                                                   ==========   ========   ===========

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 1998, 1997 and 1996 were $210,000, $104,000 and $167,000, respectively.

     Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. No contributions were made in 1998, 1997 or 1996.

     On October 24, 1990, the Board of Directors of the Company adopted a Shareholder Rights Plan ("Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right ("Right") for each outstanding share of the Company's common stock ("Common Stock"), and on each share subsequently issued until separate Rights are distributed, or the Rights expire or are redeemed. Subsequent to May 31, 1998, the Company redeemed the Rights at a total cost of approximately $60,000.

8. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $641,000 and $464,000 at May 31, 1998 and 1997, before accumulated amortization of $253,000 and $149,000, respectively. Other assets include software under capital lease in the amount of $281,000 at May 31, 1998 and 1997, before accumulated amortization of $208,000 and $143,000, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical

                          TEAM, INC. AND SUBSIDIARIES
renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $1,790,000, $1,950,000 and $1,898,000 in 1998,
1997 and 1996, respectively.

     Minimum rental commitments for future periods are as follows:

                                                                   OPERATING
              YEAR ENDING MAY 31,                 CAPITAL LEASES     LEASES       TOTAL
              -------------------                 --------------   ----------   ----------
1999............................................     $128,000      $1,530,000   $1,658,000
2000............................................      114,000         917,000    1,031,000
2001............................................       82,000         394,000      476,000
2002............................................       38,000         157,000      195,000
2003............................................       32,000         105,000      137,000
                                                     --------      ----------   ----------
Total minimum lease payments....................      394,000      $3,103,000   $3,497,000
                                                                   ==========   ==========
Less: amount representing interest..............       54,000
                                                     --------
Present value of net minimum lease payments.....     $340,000
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

     On July 21, 1998, the Company confirmed that the court finally approved the Consent Decree in October 1997, and that the Consent Decree is in effect. Based on all of the foregoing, the Company does not anticipate incurring any additional liability for the Sheridan Site.

     The Company and certain subsidiaries are involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse affect on the Company's consolidated financial statements.

9. COMMON STOCK

     On June 30, 1997, the Company issued 650,000 shares of Common Stock to Armstrong International, Inc. in exchange for cash in the amount of $3.00 per share for a total of $1,950,000. On June 19, 1998, subsequent to year end, the Company completed the sale of 1,200,000 shares of Team's Common Stock for $2.75 per share to Houston Post Oak Partners, Ltd. ("Houston Partners") for a total consideration of

                          TEAM, INC. AND SUBSIDIARIES

$3,300,000. Houston Partners now owns approximately 17% of the Company's outstanding common shares on a fully diluted basis.

     Substantially all of the net proceeds of each of the private placement transactions were used to repay long term debt or to repay the Company's revolving credit facility.

10. SUBSEQUENT EVENT

     On July 3, 1998, the Company entered into a definitive purchase agreement to acquire the stock of Climax Portable Machine Tools, Inc. ("Climax") of Newberg, Oregon. The aggregate consideration is expected to be approximately $7.2 million in cash and stock. Climax is a designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. Climax had total revenues of $11.3 million for the year ended December 31, 1997. The transaction is expected to be finalized by the end of August 1998.

     In July 1998, the Company executed a commitment letter with a new financial institution to provide $24 million of new credit facilities, including a $12.5 million revolving credit facility, $9.5 million of term loans for acquisition financing, and a $2 million facility to refinance certain existing debt. Definitive credit agreements are expected to be executed by August 31, 1998 under terms and conditions that are generally more favorable to the Company than those contained in currently existing agreements.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 1998 and 1997 were as follows: (in thousands except per share amounts)

                                                                      FISCAL 1998
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $10,229   $11,717   $11,483   $12,028
                                                         =======   =======   =======   =======
Gross Profit...........................................  $ 4,178   $ 5,130   $ 4,739   $ 5,477
                                                         =======   =======   =======   =======
Net Earnings...........................................  $   107   $   528   $   315   $   443
                                                         =======   =======   =======   =======
Net Earnings per Share -- Basic........................  $  0.02   $  0.09   $  0.05   $  0.07
                                                         =======   =======   =======   =======
Net Earnings per Share -- Diluted......................  $  0.02   $  0.09   $  0.05   $  0.07
                                                         =======   =======   =======   =======

                          TEAM, INC. AND SUBSIDIARIES

                                                                      FISCAL 1997
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $10,155   $11,271   $11,305   $10,924
                                                         =======   =======   =======   =======
Gross Profit...........................................  $ 4,439   $ 5,010   $ 4,868   $ 4,704
                                                         =======   =======   =======   =======
Earnings from Continuing Operations, Net of Income
  Taxes................................................  $    10   $   310   $   210   $   229
Earnings from Discontinued Operations, Net of Income
  Taxes................................................        1        --        --        --
                                                         -------   -------   -------   -------
Net Earnings...........................................  $    11   $   310   $   210   $   229
                                                         =======   =======   =======   =======
Net Earnings per Share -- Basic
  Earnings from Continuing Operations..................  $  0.00   $  0.06   $  0.04   $  0.04
  Earnings from Discontinued Operations................     0.00      0.00      0.00      0.00
                                                         -------   -------   -------   -------
Net Earnings...........................................  $  0.00   $  0.06   $  0.04   $  0.04
                                                         =======   =======   =======   =======
Earnings per Share -- Diluted
  Earnings from Continuing Operations..................  $  0.00   $  0.06   $  0.04   $  0.04
  Earnings from Discontinued Operations................     0.00      0.00      0.00      0.00
                                                         -------   -------   -------   -------
Net Earnings...........................................  $  0.00   $  0.06   $  0.04   $  0.04
                                                         =======   =======   =======   =======

12. WRITE-DOWN ASSETS

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

                                   PART III.

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 1998, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   13
Consolidated Balance Sheets -- May 31, 1998 and 1997........   14
Consolidated Statements of Operations -- Years ended May 31,
  1998, 1997 and 1996.......................................   15
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 1998, 1997 and 1996.........................   16
Consolidated Statements of Cash Flows -- Years ended May 31,
  1998, 1997 and 1996.......................................   17
Notes to Consolidated Financial Statements..................   19

     2. FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

        EXHIBIT                                                                        SEQUENTIAL
          NO.                                      EXHIBIT                              PAGE NO.
        -------                                    -------                             ----------
         3(a)*           -- Second Restated Articles of Incorporation of the Company
                            (filed as Exhibit 4.1 to the Company's Registration
                            Statement on Form S-2, File No. 33-31663)
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663)
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928)
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990)

        EXHIBIT                                                                        SEQUENTIAL
          NO.                                      EXHIBIT                              PAGE NO.
        -------                                    -------                             ----------
        10(a)*           -- Amended and Restated Credit Agreement among Texas
                            Commerce Bank, N.A. and Team, Inc. and its subsidiaries
                            dated August 24, 1995 (filed as Exhibit 10(p) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1995)
        10(b)*           -- First Amendment and Supplement to Amended and Restated
                            Credit Agreement and Note Modification Agreement by and
                            between Team, Inc. and Texas Commerce Bank Association
                            effective as of September 13, 1995 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996)
        10(c)*           -- Second Amendment and Supplement to Amended and Restated
                            Credit Agreement, and Revolving Credit Note Modification
                            and Term Note Modification Agreement effective as of May
                            31, 1996 by and between Texas Commerce Bank N.A. and
                            Team, Inc. (filed as Exhibit 10(q) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended May
                            31, 1996)
        10(d)*           -- 1987 Amended and Restated Stock Option Plan dated
                            December 16, 1991 (filed as Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 28, 1994)
        10(e)*           -- Fourth Amendment to Team, Inc. Amended and Restated 1987
                            Restricted Stock Option Plan (filed as Exhibit 10.1 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1995)
        10(f)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990)
        10(g)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996)
        10(h)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996)
        10(i)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996)
        10(j)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Non-Employee Directors Stock Option Plan (filed as
                            Exhibit 10(m) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1997)
        10(k)#           -- Amendment dated January 29, 1998, to the Team, Inc.
                            Non-Employee Directors Stock Option Plan

        EXHIBIT                                                                        SEQUENTIAL
          NO.                                      EXHIBIT                              PAGE NO.
        -------                                    -------                             ----------
        10(l)*           -- Team, Inc. 1992 Stock Option Plan for Key Employees of
                            Acquired Business effective January 1992 (filed as
                            Exhibit 10(r) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1992)
        10(m)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995.
        10(n)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996)
        10(o)*           -- Letter Agreement dated April 10, 1997, by and between
                            Texas Commerce Bank National Association and Team, Inc.
                            (filed as Exhibit 10.1 to the Company's Quarterly Report
                            on Form 10-Q for the Quarter ended February 28, 1997)
        10(p)*           -- Agreement of Purchase and Sale, dated September 13, 1996, among Registrant and Ft. Bragg 801, Inc. and Pensacola
                            801, Inc. and Portales 801, Inc., collectively as Seller,
                            and U.S. National Housing, L.L.C. as Purchaser (filed as
                            Exhibit 2.1 to the Company's Form 8-K dated May 23, 1997)
        10(q)*           -- Assignment and Assumption Agreement, dated May 8, 1997, between U.S. National Housing, LLC and U.S. National
                            Housing Limited Partnership (filed as Exhibit 2.2 to the
                            Company's Form 8-K dated May 23, 1997)
        10(r)*           -- First Amendment to Purchase and Sale Agreement, dated as of May 8, 1997, among Registrant and Ft. Bragg 801, Inc.
                            and Pensacola 801, Inc. and Portales 801, Inc. and First
                            American Capital Corporation, collectively as Seller, and
                            U.S. National Housing Limited Partnership, as Purchaser
                            (filed as Exhibit 2.3 to the Company's Form 8-K dated May
                            23, 1997)
        10(s)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Armstrong International, Inc. dated June 30, 1997 (filed
                            as Exhibit 10(u) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997)
        10(t)*           -- Registration Rights Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(v) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997)
        10(u)*           -- Standstill and Voting Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(w) to the Company's Annual Report on
                            Form 10-K for the year ended May 31, 1997)
        10(v)*#          -- Employment and Consulting Agreement by and between
                            William A. Ryan and Team, Inc. dated July 29, 1997 (filed
                            as Exhibit 10(x) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997)

        EXHIBIT                                                                        SEQUENTIAL
          NO.                                      EXHIBIT                              PAGE NO.
        -------                                    -------                             ----------
        10(w)*           -- Construction Loan Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc. (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998)
        10(x)*           -- Modification and Extension Agreement dated February 20,
                            1998, by and between Sterling Bank and Team, Inc. (filed
                            as Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998)
        10(y)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998)
        10(z)            -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. dated June 9, 1998.
        10(aa)           -- Stock Purchase Agreement by and between Team, Inc. and R.
                            LeRoy and Paula Benham, The Climax Portable Machine
                            Tools, Inc. Employee Stock Ownership Plan Trust, Phillip
                            R. Edin, Trustee of the Phillip Edin Living Trust u/t/a
                            dated November 25, 1996, and Terry W. Weigel dated July
                            3, 1998.
        10(ab)#          -- First Amendment to the Employment and Consulting
                            Agreement by and between William A. Ryan and Team, Inc.
                            dated August 12, 1998.
        21               -- Subsidiaries of the Company
        27               -- Financial Data Schedule

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K.

     The Company filed one report on Form 8-K since the beginning of the fourth quarter of fiscal 1998.

          (i) On June 8, 1998, the Company filed a Form 8-K reporting on the letter agreement with Houston Post Oak Partners, Ltd. providing that Houston Post Oak Partners, Ltd. agreed to purchase 1,200,000 shares of the Company's common stock for $2.75 per share, for an aggregate consideration of $3,300,000. In addition in accordance with the Company's Bylaws, the Board of Directors appointed Mr. Louis A. Waters, the sole general partner for Houston Post Oak Partners, Ltd., as a Director of the Company.

          (ii) The Company reported the following financial information on Form 8-K:

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized August                .

                                            TEAM, INC.

                                            By:     /s/ WILLIAM A. RYAN
                                              ----------------------------------
                                                       William A. Ryan
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


                 /s/ WILLIAM A. RYAN                   Chief Executive Officer and      August 17, 1998
-----------------------------------------------------    Director
                  (William A. Ryan)

               /s/ GEORGE W. HARRISON                  Director                         August 17, 1998
-----------------------------------------------------
                (George W. Harrison)

              /s/ JACK M. JOHNSON, JR.                 Director                         August 17, 1998
-----------------------------------------------------
               (Jack M. Johnson, Jr.)

               /s/ E. THEODORE LABORDE                 Director                         August 17, 1998
-----------------------------------------------------
                (E. Theodore Laborde)

                 /s/ LOUIS A. WATERS                   Director                         August 17, 1998
-----------------------------------------------------
                  (Louis A. Waters)

               /s/ SIDNEY B. WILLIAMS                  Director                         August 17, 1998
-----------------------------------------------------
                (Sidney B. Williams)

                   /s/ TED W. OWEN                     Vice President Chief Financial   August 17, 1998
-----------------------------------------------------    Officer (Principal Financial
                    (Ted W. Owen)                        Officer and Principal
                                                         Accounting Officer)