Form 10-Q
period 1998-08-31
TEAM INC
filed 1998-10-15
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended AUGUST 31, 1998
                                                -------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period                        to
                                   ----------------------    ------------------

         Commission file number                  0-9950
                               ------------------------------------------------

                                   TEAM, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                                  74-1765729
---------------------------------------      ----------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification Number)


   200 Hermann Drive, Alvin, Texas                           77511
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (281) 331-6154
                                                    ---------------------------

                     --------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                 No
                          ------                 ------

On October 8, 1998, there were 7,495,352 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                Page No.
                                                                       --------
                  Item 1.    Financial Statements

                             Consolidated Balance Sheets --               1
                              August 31, 1998 and May 31, 1998

                             Consolidated Statements of Operations --     2
                              Three Months Ended
                              August 31, 1998 and 1997

                             Consolidated Statements of Cash Flows --     3
                              Three Months Ended
                              August 31, 1998 and 1997

                             Notes to Consolidated Financial Statements   4

                  Item 2.    Management's Discussion and Analysis         6
                              of Financial Condition and
                              Results of Operations

PART II.          OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K             8

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    AUGUST 31,            MAY 31,
              ASSETS                                                  1998                 1998
                                                                ----------------      ---------------
Current Assets:
  Cash and cash equivalents                                      $     1,886,000      $     1,355,000
  Accounts receivable, net of allowance for doubtful
    accounts of $191,000 and $247,000                                  8,862,000            9,564,000
  Materials and supplies                                               8,976,000            6,801,000
  Prepaid expenses and other current assets                            1,297,000              862,000
                                                                 ---------------      ---------------
      Total Current Assets                                            21,021,000           18,582,000
  Property, Plant and Equipment:
    Land and buildings                                                 9,032,000            6,735,000
    Machinery and equipment                                           14,433,000           11,746,000
                                                                 ---------------      ---------------
                                                                      23,465,000           18,481,000
  Less accumulated depreciation and amortization                      12,134,000           11,833,000
                                                                 ---------------      ---------------
                                                                      11,331,000            6,648,000
Goodwill                                                               3,420,000
Other Assets                                                           2,341,000            1,850,000
                                                                 ---------------      ---------------
      Total Assets                                               $    38,113,000      $    27,080,000
                                                                 ===============      ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                              $       294,000      $       286,000
  Accounts payable                                                     1,248,000            1,416,000
  Other accrued liabilities                                            4,119,000            3,483,000
  Current income taxes payable                                           402,000              348,000
                                                                 ---------------      ---------------
      Total Current Liabilities                                        6,063,000            5,533,000

Long-term Debt and Other Obligations                                  12,149,000            5,966,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                    --                   --
  Common stock, par value $.30 per share, 10,000,000 shares
    authorized, 7,504,652 and 6,093,442 shares issued at
    August 31, 1998 and May 31, 1998, respectively                     2,251,000            1,828,000
  Additional paid-in capital                                          30,703,000           27,098,000
  Accumulated deficit                                                (12,956,000)         (13,248,000)
  Treasury stock at cost, 9,700 shares                                   (97,000)             (97,000)
                                                                 ---------------      ---------------
      Total Stockholders' Equity                                      19,901,000           15,581,000
                                                                 ---------------      ---------------
      Total Liabilities and Stockholders' Equity                 $    38,113,000      $    27,080,000
                                                                 ===============      ===============

                 See notes to consolidated financial statements.



TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                 ----------------------------------
                                                       1998              1997
                                                 ---------------   ----------------
Revenues                                         $    11,368,000   $    10,229,000
Operating expenses                                     6,492,000         6,051,000
Selling, general and administrative expenses           4,241,000         3,784,000
Interest                                                  95,000           131,000
                                                 ---------------   ---------------
Income before income taxes                               540,000           263,000
Provision for income taxes                               248,000           156,000
                                                 ---------------   ---------------
Net income                                       $       292,000   $       107,000
                                                 ===============   ===============

Net income per common share:
  Basic                                          $          0.04   $          0.02
                                                 ===============   ===============
  Diluted                                        $          0.04   $          0.02
                                                 ===============   ===============

Weighted average number of shares outstanding:
  Basic                                                7,192,000         5,795,000
                                                 ===============   ===============
  Diluted                                              7,485,000         5,870,000
                                                 ===============   ===============


                See notes to consolidated financial statements.



TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------    ----------------
Cash Flows from Operating Activities:
  Net income                                                     $       292,000    $       107,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                        399,000            362,000
    Change in assets and liabilities:
      (Increase) decrease:
        Accounts receivable                                            1,666,000           (531,000)
        Materials and supplies                                           (21,000)           (90,000)
        Prepaid expenses and other assets                               (221,000)          (134,000)
      Increase (decrease):
        Accounts payable                                                (359,000)          (108,000)
        Other accrued liabilities                                       (193,000)           616,000
        Income taxes payable                                              54,000              5,000
                                                                 ---------------    ---------------

Net cash provided by operating activities                              1,617,000            227,000

Cash Flows From Investing Activities:
  Capital expenditures                                                  (661,000)          (218,000)
  Disposal of property and equipment                                                          5,000
  Increase in other assets                                              (319,000)           (63,000)
  Acquisition of Climax, net of cash and equivalents acquired         (6,503,000)
  Payments of Climax notes payable at acquisition date                (2,897,000)
                                                                 ---------------    ---------------


Net cash used in investing activities                                (10,380,000)          (276,000)

Cash Flows From Financing Activities:
  Payments under debt agreements and capital lease obligations        (2,629,000)        (2,257,000)
  Proceeds from issuance of long-term debt                             8,695,000
  Issuance of common stock                                             3,228,000          1,881,000
                                                                 ---------------    ---------------

Net cash provided by (used in) financing activities                    9,294,000           (376,000)
                                                                 ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                     531,000           (425,000)
Cash and cash equivalents at beginning of year                         1,355,000          1,672,000
                                                                 ---------------    ---------------
Cash and cash equivalents at end of period                       $     1,886,000    $     1,247,000
                                                                 ===============    ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $       120,000    $       164,000
                                                                 ===============    ===============
  Income taxes paid                                              $       213,000    $       152,000
                                                                 ===============    ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisition of Climax Portable Machine Tools, Inc., the company issued 200,000 shares of its common stock with an assigned value of $4.00 per share.

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1998.

2.   Dividends

         No dividends were paid during the first three months of fiscal 1999 or 1998. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Sale of Stock

         As previously reported, the Company completed the sale of 1,200,000 shares of Team's common stock for $2.75 per share to Houston Post Oak Partners Ltd. ("Houston Partners") in a private placement transaction. After the purchase, Houston Partners owned approximately 17% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt.

4.   Acquisition

         Effective August 31, 1998, the Company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. Pursuant to the purchase agreement and based on the approximate market value of the Common Stock, a value of $4.00 per share was assigned to the Common Stock issued to the former shareholders of Climax. The Company also entered into employment agreements with three of the former shareholders, pursuant to which such persons were granted options to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $4.125 per share.

         The acquisition was accounted for using the purchase method of accounting, and accordingly, the consolidated balance sheet as of August 31, 1998 reflects the purchase price, including transaction costs. As the acquisition was effective August 31, 1998, the consolidated results of operations for the Company for the three months ended August 31, 1998 do not include any results for Climax. The purchase price was allocated to the assets and liabilities of Climax based on their estimated fair values. Based on preliminary purchase accounting, the goodwill associated with the Climax acquisition approximated $3.4 million, which is being amortized on a straight-line basis over forty years.

         In order to finance the acquisition of the Climax shares, the Company closed a credit facility with NationsBank, N.A. of Houston on August 26, 1998 in the amount of $24,000,000. See Note 5.

         The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition had occurred at the beginning of the fiscal periods indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the periods, nor are they necessarily indicative of future results.


                                       August 31,
                           -----------------------------------
                                1998                 1997
                           --------------     ----------------
Net sales                  $   13,698,000     $   12,996,000

Net income                 $      429,000     $      230,000

Earnings per share:
  Basic                    $         0.06     $         0.04
  Diluted                  $         0.06     $         0.04



         Climax designs and manufactures portable, metal cutting machine tools for on-site maintenance and repair purposes.

5.   Long-Term Obligations

         Long-term obligations consist of:


                            August 31,        May 31,
                               1998            1998
                       --------------------------------
Revolving credit           $ 4,000,000      $ 2,500,000
Term notes                   6,366,000        1,693,000
Capital lease
  obligations                  329,000          340,000
Compensation
  agreements                 1,380,000        1,418,000
Other                          368,000          301,000
                           -----------      -----------
                            12,443,000        6,252,000
Less current portion           294,000          286,000
                           -----------      -----------
      Total               $ 12,149,000      $ 5,966,000
                          ============      ===========



         Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility is comprised of (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. The revolving credit loan and term loans bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7%. At August 31, 1998, $4,000,000 in revolving loans and $4,500,000 in term loans were outstanding under the facility. The $2,000,000 mortgage loan to refinance existing real estate indebtedness has not yet been finalized but is expected to close during the second quarter. The mortgage loan will bear interest at the same terms as the revolving credit and term loans. The existing $10,000,000 revolving credit agreement that was due December 31, 1999, and bore interest at a rate not to exceed the bank's prime rate plus 0.5 percent, was terminated.

         Loans under the Company's bank credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At August 31, 1998, the Company was in compliance with all credit facility covenants.

6.   Earnings Per Share

         The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                   Three months ended August 31, 1998      Three months ended August 31, 1997
                                 ---------------------------------------  --------------------------------------
                                     Income       Shares     Per-Share     Income         Shares      Per-Share
                                  (Numerator)  (Denominator)   Amount    (Numerator)   (Denominator)    Amount
                                 -----------   ------------- ---------   -----------   -------------  ---------
Basic EPS:
  Net income                     $  292,000    7,192,000     $     0.04  $  107,000    5,795,000      $     0.02
Effect of Dilutive Securities:
  Options                                --      293,000                         --       75,000
                                 ----------   ----------                  ---------    ---------
Diluted EPS:
  Net income                     $  292,000    7,485,000     $     0.04  $  107,000    5,870,000      $     0.02
                                 ==========   ==========                 ==========    =========



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 1997

     For the three-month period ended August 31, 1998, revenues totaled $11.37 million, a $1.14 million improvement over revenues of $10.23 million reported in the same period of the prior fiscal year. Four of the Company's five service lines - hot tapping, leak repair, emissions control, and energy management services - showed sales gains during the quarter. Emissions control service revenues continue to exceed prior year revenues indicating further evidence of the fact that this service line has reached the bottom of its decline.

     Gross margins improved from 40.8 percent in the first quarter of fiscal 1998 to 42.9 percent in the first quarter of fiscal 1999. The increase in gross margin is primarily the result of increased revenues and billing rate efficiency. Selling, general and administrative expenses of $4.24 million in the first quarter of fiscal 1999 were $457,000 or 12 percent higher than in the prior year. This increase in SG&A expenses reflects expenses associated with uncompleted acquisition candidates as well as an increase in compensation expenses.

     Interest expense of $95,000 in the first three months of fiscal 1999 was 27 percent lower than in the same period of 1998 due to reduced average borrowing levels. Pre-tax earnings of $540,000 for the first quarter increased from 1998 first quarter pre-tax earnings of $263,000 as a result of the factors discussed above.

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 1996

     For the three-month period ended August 31, 1997, revenues totaled $10.23 million, a modest improvement over revenues of $10.16 million reported in the same period of the prior fiscal year. Four of the Company's five service lines hot tapping, leak repair, concrete repair and energy management services - showed sales gains during the quarter. The emissions control service line was alone in showing a revenue decline. This market continues to see downward pricing pressure and customers performing their monitoring services in-house. As discussed previously, this service line shows evidence in fiscal 1999 that it has reached the bottom of its decline.

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

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1998, the Company's working capital totaled $14.96 million, an increase of $1.91 million from working capital of $13.05 million at May 31, 1998. The Company has been able to finance its working capital requirements primarily through its internally generated cash flow.

     As of August 31, 1998, cash and cash equivalents totaled $1.89 million, increasing $531,000 in the first quarter. This cash increase resulted mainly from improved collections of accounts receivable. See "Consolidated Statements of Cash Flows" for additional detail.

     Effective August 31, 1998, the company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. Pursuant to the purchase agreement and based on the approximate market value of the Common Stock, a value of $4.00 per share was assigned to the Common Stock issued to the former shareholders of Climax.

     In order to finance the acquisition of the Climax shares, the Company closed a credit facility with NationsBank, N.A. of Houston on August 26, 1998 in the amount of $24,000,000. The new facility is comprised of (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. The revolving credit loan and term loans bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7%. At August 31, 1998, $4,000,000 in revolving loans and $4,500,000 in term loans were outstanding under the facility. The $2,000,000 mortgage loan to refinance existing real estate indebtedness has not yet been finalized but is expected to close during the second quarter. The mortgage loan will bear interest at the same terms as the revolving credit and term loans. The existing $10,000,000 revolving credit agreement that was due December 31, 1999 and bore interest at a rate not to exceed the bank's prime rate plus 0.5 percent, was terminated.

     At August 31, 1998, the Company's current and long-term debt and other obligations were $12.44 million compared to $6.25 million at May 31, 1998. Of this amount, $8.5 million was owed to the Company's new primary bank lender.

     Management expects that capital expenditures which are intended to provide for normal replacement of assets and new assets to support planned growth will approximate $2.0 million for fiscal 1999. All planned capital expenditures are discretionary and will be made based on available funds.

     In June 1998, the Company completed the sale of 1,200,000 shares of Team's common stock for $2.75 per share to Houston Post Oak Partners ("Houston Partners") in a private placement transaction. Houston Partners then owned approximately 17% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt.

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

     The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost to the Company of these activities is expected to be between $500,000 and $600,000. The cost is being funded through operating cash flows. The costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company currently does not have a contingency plan for the Year 2000.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward-looking statements contained herein. Such factors include domestic and international economic activity, interest rates, market conditions for the Company's customers, regulatory changes and legal proceedings, and the Company's successful implementation of its internal operating plans. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27    Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed one report on Form 8-K during the quarter ended August 31, 1998.

      (i) On June 8, 1998, the Company filed a Form 8-K reporting on the letter agreement with Houston Post Oak Partners, Ltd. providing that Houston Post Oak Partners, Ltd. agreed to purchase 1,200,000 shares of the Company's common stock for $2.75 per share, for an aggregate consideration of $3,300,000. In addition, in accordance with the Company's Bylaws, the Board of Directors appointed Mr. Louis A. Waters, the sole general partner for Houston Post Oak Partners, Ltd., as a Director of the Company.

      (ii)  The Company reported the following financial information on Form
            8-K:

            Not applicable

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TEAM, INC
                                        (Registrant)


Date:  October 15, 1998


                                         /s/ WILLIAM A. RYAN
                                        -------------------------------------
                                        William A. Ryan
                                        Chief Executive Officer and Director





                                        /s/ TED W. OWEN
                                        ------------------------------------
                                        Ted W. Owen, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)

                                 EXHIBITS INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule