Form 10-Q
period 1998-11-30
TEAM INC
filed 1999-01-14
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 NOVEMBER 30, 1998
                               ------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period                       to
                          ---------------------    ----------------------------

Commission file number                     0-9950
                       --------------------------------------------------------

                                   TEAM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                                    74-1765729
------------------------------------------  -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                Identification Number)

200 Hermann Drive, Alvin, Texas                             77511
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code (281) 331-6154
                                                          ---------------

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

On January 11, 1999, there were 7,573,352 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX


PART I.      FINANCIAL INFORMATION                                                         Page No.
                                                                                           --------

             Item 1.    Financial Statements

                        Consolidated Condensed Balance Sheets --                              1
                          November 30, 1998 (Unaudited) and May 31, 1998

                        Consolidated Condensed Statements of Operations (Unaudited) --        2
                          Three Months Ended
                          November 30, 1998 and 1997
                          Six Months Ended
                          November 30, 1998 and 1997

                        Consolidated Condensed Statements of Cash Flows (Unaudited)--         3
                          Six Months Ended
                          November 30, 1998 and 1997

                        Notes to (Unaudited) Consolidated Condensed Financial Statements      4

             Item 2.    Management's Discussion and Analysis                                  7
                          of Financial Condition and
                          Results of Operations

PART II.     OTHER INFORMATION

             Item 4.    Submission of Matters to a Vote of Security Holders                   10

             Item 6.    Exhibits and Reports on Form 8-K                                      11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              NOVEMBER 30,       MAY 31,
                                ASSETS                           1998             1998
                                                             -------------    -------------
Current Assets:
 Cash and cash equivalents                                   $   1,030,000    $   1,355,000
 Accounts receivable, net of allowance for doubtful
  accounts of $237,000 and $247,000                             10,062,000        9,564,000
Materials and supplies                                           8,672,000        6,801,000
Prepaid expenses and other current assets                          908,000          862,000
                                                             -------------    -------------
    Total Current Assets                                        20,672,000       18,582,000
Property, Plant and Equipment:
 Land and buildings                                              9,808,000        6,735,000
 Machinery and equipment                                        15,528,000       11,746,000
                                                             -------------    -------------
                                                                25,336,000       18,481,000
Less accumulated depreciation and amortization                  12,590,000       11,833,000
                                                             -------------    -------------
                                                                12,746,000        6,648,000
Goodwill                                                         3,580,000                0
Other Assets                                                     1,596,000        1,850,000
                                                             -------------    -------------
    Total Assets                                             $  38,594,000    $  27,080,000
                                                             =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                           $     425,000    $     286,000
 Accounts payable                                                1,779,000        1,416,000
 Other accrued liabilities                                       4,438,000        3,483,000
 Current income taxes payable                                      190,000          348,000
                                                             -------------    -------------
    Total Current Liabilities                                    6,832,000        5,533,000

Long-term Debt and Other Obligations                            11,590,000        5,966,000

Stockholders' Equity:
 Preferred stock, cumulative, par value $100 per share,
  500,000 shares authorized, none issued                                 0                0
 Common stock, par value $.30 per share, 30,000,000 shares
  authorized, 7,550,052 and 6,093,442 shares issued at
  November 30, 1998 and May 31, 1998, respectively               2,265,000        1,828,000
Additional paid-in capital                                      30,852,000       27,098,000
Accumulated deficit                                            (12,848,000)     (13,248,000)
Treasury stock at cost, 9,700 shares                               (97,000)         (97,000)
                                                             -------------    -------------
    Total Stockholders' Equity                                  20,172,000       15,581,000
                                                             -------------    -------------
    Total Liabilities and Stockholders' Equity               $  38,594,000    $  27,080,000
                                                             =============    =============

      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          NOVEMBER 30,                   NOVEMBER 30,
                                                 -----------------------------   -----------------------------
                                                     1998            1997            1998            1997
                                                 -------------   -------------   -------------   -------------
Revenues                                         $  13,892,000   $  11,717,000   $  25,260,000   $  21,946,000
Operating expenses                                   8,142,000       6,587,000      14,634,000      12,639,000
                                                 -------------   -------------   -------------   -------------
Gross Margin                                         5,750,000       5,130,000      10,626,000       9,307,000
Selling, general and administrative expenses         5,302,000       4,215,000       9,543,000       7,998,000
Interest                                               210,000         104,000         305,000         235,000
                                                 -------------   -------------   -------------   -------------
Income before income taxes                             238,000         811,000         778,000       1,074,000
Provision for income taxes                             131,000         283,000         379,000         439,000
                                                 -------------   -------------   -------------   -------------
Net income                                       $     107,000   $     528,000   $     399,000   $     635,000
                                                 =============   =============   =============   =============

Net income per common share:
 Basic                                           $        0.01   $        0.09   $        0.05   $        0.11
                                                 =============   =============   =============   =============
 Diluted                                         $        0.01   $        0.09   $        0.05   $        0.11
                                                 =============   =============   =============   =============

Weighted average number of shares outstanding:
 Basic                                               7,509,000       5,972,000       7,350,000       5,833,000
                                                 =============   =============   =============   =============
 Diluted                                             7,680,000       6,178,000       7,598,000       5,996,000
                                                 =============   =============   =============   =============


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                                    NOVEMBER 30,
                                                                                          --------------------------------
                                                                                               1998               1997
                                                                                          --------------    --------------
Cash Flows from Operating Activities:
 Net income                                                                               $      399,000    $      635,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                                1,040,000           721,000
  Gain on sale of assets                                                                         (14,000)                0
  Non-current deferred income taxes                                                                    0           349,000
  Change in assets and liabilities, net of effects from purchase of Climax Portable Machine Tools, Inc.:
   (Increase) decrease:
    Accounts receivable                                                                          466,000        (1,780,000)
    Materials and supplies                                                                       253,000            (7,000)
    Prepaid expenses and other current assets                                                     51,000           (78,000)
   Increase (decrease):
    Accounts payable                                                                             172,000           357,000
    Other accrued liabilities                                                                    166,000            22,000
    Income taxes payable                                                                        (158,000)          (75,000)
                                                                                          --------------    --------------

Net cash provided by operating activities                                                      2,375,000           144,000

Cash Flows From Investing Activities:
 Capital expenditures                                                                         (1,790,000)         (541,000)
 Cash received for disposal of property and equipment                                             74,000             5,000
 Increase in other assets                                                                       (374,000)         (122,000)
 Acquisition of Climax, net of cash and equivalents acquired                                  (6,746,000)                0
 Payments of Climax notes payable at acquisition date                                         (2,893,000)                0
                                                                                          --------------    --------------

Net cash used in investing activities                                                        (11,729,000)         (658,000)

Cash Flows From Financing Activities:
 Payments under debt agreements and capital lease obligations                                 (5,070,000)       (2,327,000)
 Proceeds from issuance of long-term debt                                                     10,708,000                 0
 Issuance of common stock                                                                      3,391,000         2,101,000
                                                                                          --------------    --------------
Net cash provided by (used in) financing activities                                            9,029,000          (226,000)
                                                                                          --------------    --------------

Net increase (decrease) in cash and cash equivalents                                            (325,000)         (740,000)
Cash and cash equivalents at beginning of year                                                 1,355,000         1,672,000
                                                                                          --------------    --------------
Cash and cash equivalents at end of period                                                $    1,030,000    $      932,000
                                                                                          ==============    ==============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                 $      235,000    $      268,000
                                                                                          ==============    ==============
 Income taxes paid                                                                        $      731,000    $      167,000
                                                                                          ==============    ==============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition of Climax Portable Machine Tools, Inc., the Company issued 200,000 shares of its common stock with an assigned value of $4.00 per share. During the six months ended November 30, 1998, the Company received a $35,000 note receivable (in addition to $12,000 cash) in connection with the sale of land

 See notes to unaudited consolidated condensed financial statements.

                          TEAM, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    Method of Presentation

      General

            The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 1998 is derived from the May 31, 1998 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1998.

2.    Dividends

            No dividends were paid during the first six months of fiscal 1999 or 1998. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.    Acquisition

            Effective August 31, 1998 (the "Effective Date"), the Company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. Pursuant to the purchase agreement and based on the approximate market value of the Common Stock, a value of $4.00 per share was assigned to the Common Stock issued to the former shareholders of Climax. The Company also entered into employment agreements with three of the former shareholders, pursuant to which such persons were granted options to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $4.125 per share.

            The acquisition was accounted for using the purchase method of accounting, and accordingly, the consolidated financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs. As the acquisition was effective August 31, 1998, the consolidated results of operations for the Company for the three months ended November 30, 1998 include the results for Climax for the period from September 1, 1998 to November 30, 1998. The purchase price was allocated to the assets and liabilities of Climax based on their estimated fair values. Based on preliminary purchase accounting, the goodwill associated with the Climax acquisition approximated $3.6 million, which is being amortized on a straight-line basis over forty years.

            In order to finance the acquisition of the Climax shares, future acquisitions, and operations the Company closed a credit facility with NationsBank, N.A. of Houston on August 26, 1998 in the amount of $24,000,000. See Note 5.

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

                                    Six Months Ended
                                      November 30,
                            -------------------------------
                                   1998            1997
                            --------------   --------------

Net sales                   $   27,591,000   $   27,543,000

Net income                  $      397,000   $      719,000

Earnings per share:
  Basic                     $         0.05   $         0.12
  Diluted                   $         0.05   $         0.12

4.    Long-Term Debt and Other Obligations

         Long-term debt and other obligations consist of:


                                       November 30,    May 31,
                                          1998          1998
                                      ---------------------------
Revolving credit                      $  3,520,000   $  2,500,000
Term notes                               6,369,000      1,693,000
Capital lease obligations                  284,000        340,000
Compensation agreements                  1,343,000      1,418,000
Other                                      499,000        301,000
                                      ------------   ------------
                                        12,015,000      6,252,000
Less current portion                       425,000        286,000
                                      ------------   ------------
      Total                           $ 11,590,000   $  5,966,000
                                      ============   ============

            Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. Amounts outstanding under this facility bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7%. In October 1998, the Company finalized the mortgage loan and borrowed $1.8 million to refinance the existing real estate. Additionally, in October 1998, the Company entered into an interest rate swap transaction on the $4.5 million term loan, exchanging a floating LIBOR rate of 5.3% at the time of the swap for a fixed LIBOR rate of 5.19% for a period of three years. In December 1998, the Company executed interest rate swap transactions for two years with respect to the $1.8 million mortgage loan and for $2 million of amounts outstanding under the revolver. At the time of the December swaps, the floating LIBOR was 5.25%. The fixed swap rates received in exchange are at 5.13%. At November 30, 1998, $3,520,000 in revolving loans and $6,369,000 in term loans (including the mortgage loan) were outstanding under the facility. A previously existing $10,000,000 revolving credit agreement that was due December 31, 1999, and bore interest at a rate not to exceed the bank's prime rate plus 0.5 percent, was terminated.

            Loans under the Company's bank credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At November 30, 1998, the Company was in compliance with all credit facility covenants.

5.    Earnings Per Share

            The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                  Three months ended November 30, 1998    Three months ended November 30, 1997
                                 -------------------------------------   ---------------------------------------
                                   Income         Shares     Per-Share      Income        Shares      Per-Share
                                 (Numerator)   (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                 -----------   ------------- ---------   ------------  ------------- -----------
Basic EPS:
  Net income                     $   107,000     7,509,000   $    0.01   $   528,000     5,972,000   $      0.09
Effect of Dilutive Securities:
  Options                               --         171,000                      --         206,000
                                 -----------     ---------               -----------     ---------
Diluted EPS:
  Net income                     $   107,000     7,680,000   $    0.01   $   528,000     6,178,000   $      0.09
                                 ===========     =========               ===========     =========


                                  Six months ended November 30, 1998       Six months ended November 30, 1997
                                 -------------------------------------   ---------------------------------------
                                   Income          Shares    Per-Share     Income         Shares      Per-Share
                                 (Numerator)   (Denominator)  Amount     (Numerator)   (Denominator)    Amount
                                 -----------   ------------- ---------   ------------  ------------- -----------
Basic EPS:
  Net income                     $   399,000     7,350,000   $    0.05   $   635,000     5,833,000   $      0.11
Effect of Dilutive Securities:
  Options                               --         248,000                      --         163,000
                                 -----------     ---------               -----------     ---------
Diluted EPS:
  Net income                     $   399,000     7,598,000   $    0.05   $   635,000     5,996,000   $      0.11
                                 ===========     =========               ===========     =========




6.    Subsequent Events

            On January 8, 1999, the Company reduced headquarters support staff by approximately 20% (19 individuals). A one-time charge of $425,000 will be made in the third quarter ending February 28, 1999, to provide for severance and related costs associated with the staffing reduction. Additionally, a one-time charge of $816,000 will be made in the third quarter to fully provide for the future payments due to two former officers under deferred compensation agreements that extend beyond the period in which services are expected to be rendered. Payments pursuant to that charge will be made through 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED
      TO THREE MONTHS ENDED NOVEMBER 30, 1997

Revenues for the quarter ended November 30, 1998 were $13.9 million compared to $11.7 million for the corresponding period of the preceding year. The $2.2 million increase is primarily attributable to the inclusion of Climax Portable Machine Tools, Inc in Team's operating results for the 1998 period. Climax did not contribute to pre-tax income during the quarter, however, since profits on $300 thousand of inter-company sales from Climax to Team were eliminated in consolidation and because of less than expected third-party sales in the first three months since acquisition.

Income before income taxes was $238 thousand for the 1998 quarter, a decrease of $573 thousand from the $811 thousand of pre-tax income reported in the same quarter of 1997. The decline in profitability for the quarter was directly attributable to increased operating and general and administrative expenses when compared to the same period of 1997, as well as $170 thousand of cost associated with international activities primarily related to timing and startup costs. Additionally, there was an increase in interest expense of $106 thousand resulting from the additional debt incurred in connection with the Climax acquisition. The Company has taken steps to reduce future costs through a staffing reduction implemented in January 1999 as described in Note 6 to the financial statements included in Item 1.

SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED
      TO SIX MONTHS ENDED NOVEMBER 30, 1997

For the six months ended November 30, 1998, income before income taxes was $778 thousand or $296 less than the same period of 1997. The decline in pre tax income is a result of the factors occurring in the second quarter, as discussed above, which were somewhat mitigated by the strength of the operating results of the first three months of the current fiscal year, when compared to the same period of 1997. A summary of the six-month comparison is as follows:

Revenues--1998 revenues of $25.3 million were 15% greater than the $21.9 million reported in 1997. The increase is attributable to the Climax revenues of $2.2 million included in the second quarter of 1998 as well as an increase of first quarter industrial service revenues of $1.14 million over the same period of 1997.

Gross Margins--For the six months ended November 30, 1998, the gross operating margin was 42.1% of sales, which is consistent with the 42.4% achieved in the same period of 1997. However, second quarter 1998 margins for Team's industrial service group were 41.3% compared to 42.9% in the first quarter, reflecting the reduced second quarter profitability discussed above. Operating margins from Climax are consistent with Team's year to date results.

Selling, General and Administrative Expenses--For the six months ended November 30, 1998, Selling, General and Administrative expenses were 37.8% of revenues, compared to 36.4% for the same period of 1997. This ratio is impacted by a disproportionately high administrative cost (44% of revenues) of Climax in the second quarter as a result of lower than expected sales.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Company's working capital totaled $13.8 million, an increase of $800 thousand since May 31, 1998. The Company has been able to finance its working capital requirements primarily through its internally generated cash flow and through borrowings under a revolving credit facility.

     As of November 30, 1998, cash and cash equivalents totaled $1.0 million, a decrease of $325 thousand since May 31, 1998. This cash decrease is primarily reflective of a change in cash management features associated with the Company's new credit facility, whereby excess operating funds are automatically used to reduce the amount outstanding under the revolving facility. See "Consolidated Statements of Cash Flows" for additional detail.

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

     In order to finance the acquisition of the Climax shares, the Company closed a new credit facility with NationsBank, N.A on August 26, 1998 in the amount of $24,000,000. The new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and
(iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. Amounts outstanding under the facility bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7%. In October 1998 the Company finalized the mortgage loan and borrowed $1.8 million to refinance existing real estate. Additionally in October 1998, the Company entered into an interest rate swap transaction on the $4.5 million term loan, exchanging a floating LIBOR rate of 5.3% at the time of the swap for a fixed LIBOR rate of 5.19% for a period of three years. In December 1998, the Company executed interest rate swap transactions for two years with respect to the $1.8 million mortgage loan and for $2 million of amounts outstanding under the revolver. At the time of the December swaps, the floating LIBOR was 5.25%. The fixed swap rates received in exchange are at 5.13%. At November 30, 1998, $3,520,000 in revolving loans and $6,369,000 in term and mortgage loans were outstanding under the facility. At November 30, approximately $5.5 million was available under the revolving credit facility.

     In June 1998, the Company completed the sale of 1,200,000 shares of Team's common stock for $2.75 per share to Houston Post Oak Partners ("Houston Partners") in a private placement transaction. Houston Partners then owned approximately 17% of the Company's outstanding common shares on a fully diluted basis. Proceeds from the sale were used to reduce the Company's long-term debt.

YEAR 2000 COMPLIANCE

     The Company, like other businesses, is facing the Year 2000 issue. Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary causing possible disruptions in business operations. The year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

State of Readiness--The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness. Based on the assessment, a Year 2000 Plan was developed. By January 1998, a Year 2000 Plan had been completed that included the following components:

     1)  Assessment of all systems for Year 2000 compliance,

     2)  Development of a schedule for replacement of non-compliant systems,

     3)  Obtaining manufacturers certification of Year 2000 compliance,

     4) Developing a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts.

     The Year 2000 issue is being addressed within the Company by its Year 2000 compliance team and progress is reported periodically to management. The Company has committed resources to conduct risk assessment and to take corrective action, where required, with a target date of becoming Year 2000 ready for the most critical systems by the third quarter of calendar year
1999.

     The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing facilities computer hardware and software to programs that will address the year 2000 problem. In connection with this project, new hardware and packaged software have been recently purchased from large vendors who have represented that the systems are already Year 2000 compliant.

     With respect to the plant systems, including automation and embedded chips used in manufacturing operations, the manufacturing plant is in the process of completing their inventory and assessment reviews. The Company is relying on vendor certification and testing. Assessment and testing, with corrective action as required, is expected to be completed by the third quarter of calendar year 1999.

     With respect to the external parties, including suppliers and customers, the Company's Year 2000 compliance team is in the process of surveying the Year 2000 readiness efforts of critical external parties. Risk assessment is expected to be completed by June 1999 and monitoring risk in this area will continue into the third quarter of calendar year 1999, as many external parties will not have completed their Year 2000 readiness efforts.

Cost--The total estimated cost for the Company's Year 2000 readiness efforts is $835,000 which consist primarily of a new management information system that will be implemented in February 1999. As of November 30, 1998 approximately $460,000 of the $835,000 has been incurred.

Risks--The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While the project team will evaluate the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it can not eliminate the potential for disruption due to third party failures.

     The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the operations of its major customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is in the process of surveying its major customers' Year 2000 readiness efforts to assess risk and develop plans with an intent to minimize the impact on its operations.

     The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. It's ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. The Company currently has not yet developed any contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on the results of operations or financial condition.

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


PART II -OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Shareholders of the Company was held on October 16, 1998. At the meeting, Messrs. George W. Harrison and Sidney B. Williams were reelected to serve as Class III Directors for a term of three years. Louis A. Waters was elected to serve as a Class I Director for a term of one year. The votes with respect to the election of each such director were as follows:


        NAME                              FOR         WITHHELD
-------------------------------------------------------------------
Mr. George W. Harrison                 5,793,623      522,260
-------------------------------------------------------------------
Mr. Sidney B. Williams                 5,730,781      585,102
-------------------------------------------------------------------
Mr. Louis A. Waters                    5,886,013      429,870
-------------------------------------------------------------------

The three directors continuing in office until the expiration of their respective terms are Messrs. William A. Ryan, Jack M. Johnson, Jr. and E. Theodore Laborde.

The shareholders approved a proposed amendment to the articles of incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000 by the following vote:


    FOR              AGAINST             ABSTAIN
-------------------------------------------------------------------
 5,650,271           644,995              20,617
-------------------------------------------------------------------

The shareholders considered and approved the adoption of the 1998 Incentive Stock Option Plan by the following vote:


    FOR              AGAINST             ABSTAIN
-------------------------------------------------------------------
 3,856,270           394,144             61,095
-------------------------------------------------------------------


The shareholders also approved the appointment of Deloitte & Touche as independent certified public accountants to audit the Company's accounts for the fiscal year ending May 31, 1999 by the following vote:


  FOR                AGAINST             ABSTAIN
-------------------------------------------------------------------
6,240,083            31,932              43,868
-------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

Exhibit
Number            Description
-------           -----------
3.1               Second Restated Articles of Incorporation of the Company, as
                  amended on October 23, 1998.

10.1              Employment Agreement by and between Philip J. Hawk and
                  Team, Inc. dated November 2, 1998.

10.2              Incentive Stock Option Award Agreement by and between
                  Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.3 Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.4 Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.5              Stock Purchase Agreement by and between Philip J. Hawk and
                  Team, Inc. dated November 2, 1998.

10.6              Employment Termination and Consulting Agreement by and between
                  Team, Inc. and William A. Ryan dated November 1, 1998.

27                Financial Data Schedule

(b)     Reports on Form 8-K

    A current report on Form 8-K dated August 26, 1998, as amended by a Form 8-K/A dated September 9, 1998, was filed during the quarter ended November 30, 1998, reporting under Items 2 and 7 thereof, the acquisition of all the outstanding capital stock of Climax Portable Machine Tools, Inc. Item 7 of Form 8-K/A included the following financial statements:

   (i) Consolidated Financial Statements of Climax Portable Machine Tools, Inc. Independent Auditors' Report
        Consolidated Financial Statements
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1997
        and 1996
          Consolidated Statements of Operations for the Years Ended December 31,
            1997 and 1996
          Consolidated Statements of Cash Flow for the Years Ended December 31,
            1997 and 1996
          Notes to Financial Statements
        Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheet as of June 30, 1998
          Consolidated Statement of Shareholders' Equity for the Six-Month Period Ended June 30, 1998
          Consolidated Statements of Operations for the Six-Month Periods
        Ended June 30, 1998 and 1997
          Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 1998 and 1997
          Notes to Financial Statements

   (ii) Pro Forma Consolidated Financial Information of Team, Inc. (Unaudited) Pro Forma Consolidated Financial Statements
          Pro Forma Consolidated Statement of Operations - Year Ended May 31,
        1998
          Pro Forma Consolidated Statement of Operations - Three Months Ended August 31, 1998
          Notes to Pro Forma Consolidated Financial Statements

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  TEAM, INC
                                  (Registrant)




Date:  January 14, 1999

                                  /s/PHILIP J. HAWK
                                  ---------------------------------------------
                                  Philip J. Hawk
                                  Chief Executive Officer and Director

                                  /s/TED W. OWEN
                                  ---------------------------------------------
                                  Ted W. Owen, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------
3.1               Second Restated Articles of Incorporation of the Company, as
                  amended on October 23, 1998.

10.1              Employment Agreement by and between Philip J. Hawk and
                  Team, Inc. dated November 2, 1998.

10.2              Incentive Stock Option Award Agreement by and between
                  Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.3 Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.4 Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998.

10.5              Stock Purchase Agreement by and between Philip J. Hawk and
                  Team, Inc. dated November 2, 1998.

10.6              Employment Termination and Consulting Agreement by and between
                  Team, Inc. and William A. Ryan dated November 1, 1998.

27                Financial Data Schedule