Form 10-Q
period 1999-02-28
TEAM INC
filed 1999-04-14
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               FEBRUARY 28, 1999
                              --------------------------------------------------

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to ___________________________

Commission file number                       0-9950
                      ----------------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                        74-1765729
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


   200 Hermann Drive, Alvin, Texas                            77511
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (281) 331-6154
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

                    Yes    [X]               No [ ]

On April 6, 1999, there were 7,608,352 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

         PART I.           FINANCIAL INFORMATION                                               Page No.
                                                                                               --------
                           Item 1.    Financial Statements

                                      Consolidated Condensed Balance Sheets --                     1
                                      February 28, 1999 (Unaudited) and May 31, 1998

                                      Consolidated Condensed Statements of Operations
                                      (Unaudited) --                                               2
                                      Three Months Ended
                                      February 28, 1999 and 1998
                                      Nine Months Ended
                                      February 28, 1999 and 1998

                                      Consolidated Condensed Statements of Cash Flows
                                      (Unaudited) --                                               3
                                      Nine Months Ended
                                      February 28, 1999 and 1998

                                      Notes to (Unaudited) Consolidated Condensed
                                      Financial Statements                                         4

                           Item 2.    Management's Discussion and Analysis                         8
                                      of Financial Condition and
                                      Results of Operations

         PART II.          OTHER INFORMATION

                           Item 5.    Other Information                                           11

                           Item 6.    Exhibits and Reports on Form 8-K                            12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      FEBRUARY 28,         MAY 31,
                                   ASSETS                                1999               1998
                                                                      ------------      ------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                           $    300,000      $  1,355,000
  Accounts receivable, net of allowance for doubtful
    accounts of $225,000 and $247,000                                   10,700,000         9,564,000
  Materials and supplies                                                 8,406,000         6,801,000
  Prepaid expenses and other current assets                              1,177,000           862,000
                                                                      ------------      ------------
      Total Current Assets                                              20,583,000        18,582,000
  Property, Plant and Equipment:
    Land and buildings                                                   9,565,000         6,735,000
    Machinery and equipment                                             15,525,000        11,746,000
                                                                      ------------      ------------
                                                                        25,090,000        18,481,000
  Less accumulated depreciation and amortization                        13,102,000        11,833,000
                                                                      ------------      ------------
                                                                        11,988,000         6,648,000
Goodwill                                                                 3,677,000                 0
Other Assets                                                             2,318,000         1,850,000
                                                                      ------------      ------------
      Total Assets                                                    $ 38,566,000      $ 27,080,000
                                                                      ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                   $    426,000      $    286,000
  Accounts payable                                                       1,516,000         1,416,000
  Other accrued liabilities                                              3,627,000         3,483,000
  Current income taxes payable                                             191,000           348,000
                                                                      ------------      ------------
      Total Current Liabilities                                          5,760,000         5,533,000

Long-term Debt and Other Obligations                                    13,130,000         5,966,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                       0                 0
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 7,550,052 and 6,093,442 shares issued at
    February 28, 1999 and May 31, 1998, respectively                     2,275,000         1,828,000
  Additional paid-in capital                                            30,965,000        27,098,000
  Accumulated deficit                                                  (13,406,000)      (13,248,000)
  Unearned compensation                                                    (61,000)                0
  Treasury stock at cost, 9,700 shares                                     (97,000)          (97,000)
                                                                      ------------      ------------
      Total Stockholders' Equity                                        19,676,000        15,581,000
                                                                      ------------      ------------
      Total Liabilities and Stockholders' Equity                      $ 38,566,000      $ 27,080,000
                                                                      ============      ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 FEBRUARY 28,                       FEBRUARY 28,
                                                        ------------------------------     ------------------------------
                                                            1999              1998             1999              1998
                                                        ------------      ------------     ------------      ------------
Revenues                                                $ 14,419,000      $ 11,483,000     $ 39,679,000      $ 33,428,000
Operating expenses                                         8,614,000         6,744,000       23,248,000        19,382,000
                                                        ------------      ------------     ------------      ------------
Gross Margin                                               5,805,000         4,739,000       16,431,000        14,046,000
Selling, general and administrative expenses               5,055,000         4,038,000       14,598,000        12,036,000
Severance and other charge                                 1,241,000                 0        1,241,000                 0
Interest                                                     238,000           111,000          543,000           347,000
                                                        ------------      ------------     ------------      ------------
Income (loss) before income taxes                           (729,000)          590,000           49,000         1,663,000
Provision (benefit) for income taxes                        (172,000)          275,000          207,000           714,000
                                                        ------------      ------------     ------------      ------------
Net income (loss)                                       $   (557,000)     $    315,000     $   (158,000)     $    949,000
                                                        ============      ============     ============      ============

Net income (loss) per common share:
  Basic                                                 $      (0.07)     $       0.05     $      (0.02)     $       0.16
                                                        ============      ============     ============      ============
  Diluted                                               $      (0.07)     $       0.05     $      (0.02)     $       0.16
                                                        ============      ============     ============      ============

Weighted average number of shares outstanding:
  Basic                                                    7,540,000         6,045,000        7,413,000         5,902,000
                                                        ============      ============     ============      ============
  Diluted                                                  7,540,000         6,221,000        7,413,000         6,059,000
                                                        ============      ============     ============      ============

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           FEBRUARY 28,
                                                                                 ------------------------------
                                                                                      1999              1998
                                                                                 ------------      ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                              $   (158,000)     $    949,000
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                   1,692,000         1,094,000
    Provision for doubtful accounts                                                         0            20,000
    Provision for amount due to former officers                                       816,000                 0
    Gain on sale of assets                                                            (43,000)                0
    Non-current deferred income taxes                                                (250,000)          561,000
    Change in assets and liabilities, net of effects from purchase of Climax
    Portable Machine Tools, Inc.:
      (Increase) decrease:
        Accounts receivable                                                          (172,000)       (2,102,000)
        Materials and supplies                                                        519,000           (93,000)
        Prepaid expenses and other current assets                                     (42,000)         (170,000)
      Increase (decrease):
        Accounts payable                                                              (91,000)          991,000
        Other accrued liabilities                                                    (861,000)         (595,000)
        Income taxes payable                                                         (157,000)         (166,000)
                                                                                 ------------      ------------
Net cash provided by operating activities                                           1,253,000           489,000

Cash Flows From Investing Activities:
  Capital expenditures                                                             (1,982,000)       (1,219,000)
  Cash received for disposal of property and equipment                                117,000             7,000
  Increase in other assets                                                           (600,000)         (264,000)
  Acquisition of Climax, net of cash and equivalents acquired                      (6,987,000)                0
  Payments of Climax notes payable at acquisition date                             (2,893,000)                0
                                                                                 ------------      ------------
Net cash used in investing activities                                             (12,345,000)       (1,476,000)

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations                   (5,553,000)       (2,414,000)
  Proceeds from issuance of long-term debt                                         12,137,000           849,000
  Issuance of common stock                                                          3,453,000         2,147,000
                                                                                 ------------      ------------
Net cash provided by financing activities                                          10,037,000           582,000
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                               (1,055,000)         (405,000)
Cash and cash equivalents at beginning of year                                      1,355,000         1,672,000
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $    300,000      $  1,267,000
                                                                                 ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                       $    433,000      $    367,000
                                                                                 ============      ============
  Income taxes paid                                                              $    858,000      $    440,000
                                                                                 ============      ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: In connection with the acquisition of Climax Portable Machine Tools, Inc., the Company issued 200,000 shares of its common stock with an assigned value of $4.00 per share. During the nine months ended February 28, 1999 the Company received a $35,000 note receivable (in addition to $12,000 cash) in connection with the sale of land.

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

2.   Dividends

         No dividends were paid during the first nine months of fiscal 1999 or 1998. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Acquisition of Climax

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

         The acquisition was accounted for using the purchase method of accounting, and accordingly, the consolidated financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs. As the acquisition was effective August 31, 1998, the consolidated results of operations for the Company for the three months ended February 28, 1999 include the results for Climax for the period from September 1, 1998 to February 28, 1999. The purchase price was allocated to the assets and liabilities of Climax based on their estimated fair values. Based on preliminary purchase accounting, the goodwill associated with the Climax acquisition approximated $3.6 million, which is being amortized on a straight-line basis over forty years.

         In order to finance the acquisition of the Climax shares, future acquisitions, and operations the Company closed a credit facility with NationsBank, N.A. of Houston on August 26, 1998 in the amount of $24,000,000. See Note 4.

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

                                                    Nine Months Ended
                                                       February 28,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Net sales                                    $ 42,009,000      $ 42,554,000

Net income (loss)                            $   (161,000)     $  1,140,000

Earnings (loss) per share:
  Basic                                      $      (0.02)     $       0.19
  Diluted                                    $      (0.02)     $       0.18


4.   Long-Term Debt and Other Obligations

         Long-term obligations consist of:

                                    February 28,     May 31,
                                       1999           1998
                                   ---------------------------
Revolving credit                   $ 4,910,000     $ 2,500,000
Term notes                           6,338,000       1,693,000
Capital lease obligations              262,000         340,000
Compensation agreements              1,768,000       1,418,000
Other                                  278,000         301,000
                                   -----------     -----------
                                    13,556,000       6,252,000
Less current portion                   426,000         286,000
                                   -----------     -----------
      Total                        $13,130,000     $ 5,966,000
                                   ===========     ===========


         Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. Amounts outstanding under this facility bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7.3%. In October 1998, the Company finalized the mortgage loan and borrowed $1.8 million to refinance the existing real estate. Additionally, in October 1998, the Company entered into an interest rate swap transaction on the $4.5 million term loan, exchanging a floating LIBOR rate of 5.3% at the time of the swap for a fixed LIBOR rate of 5.19% for a period of three years. In December 1998, the Company executed interest rate swap transactions for two years with respect to the $1.8 million mortgage loan and for $2 million of amounts outstanding under the revolver. At the time of the December swaps, the floating LIBOR was 5.25%. The fixed swap rates received in exchange are at 5.13%. At February 28, 1999, $4,910,000 in revolving loans and $6,338,000 in term loans (including the mortgage loan) were outstanding under the facility.

         On April 9, 1999, an additional $7.7 million was borrowed under the credit facilities to finance the acquisition of X-Ray Inspection, Inc. - see note 7.

         Loans under the Company's bank credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At February 28, 1999, the Company was in compliance with all credit facility covenants.

5.   Earnings Per Share

         The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                    Three months ended February 28, 1999        Three months ended February 28, 1998
                                   ----------------------------------------    ---------------------------------------
                                      Income        Shares        Per-Share       Income       Shares      Per-Share
                                   (Numerator)  (Denominator)      Amount      (Numerator)  (Denominator)   Amount
                                   -----------  -------------   -----------    -----------  -------------  -----------
Basic EPS:
  Net income (loss)                $(557,000)     7,540,000     $   (0.07)     $ 315,000     6,045,000     $   0.05
Effect of Dilutive Securities:
  Options                                 --             --                           --       182,000
                                   ---------      ---------                    ---------     ---------
Diluted EPS:
  Net income                       $(557,000)     7,540,000     $   (0.07)     $ 315,000     6,227,000     $   0.05
                                   =========      =========                    =========     =========

                                    Three months ended February 28, 1999        Three months ended February 28, 1998
                                   ----------------------------------------    ---------------------------------------
                                      Income        Shares        Per-Share       Income       Shares      Per-Share
                                   (Numerator)  (Denominator)      Amount      (Numerator)  (Denominator)   Amount
                                   -----------  -------------   -----------    -----------  -------------  -----------
Basic EPS:
  Net income (loss)                $(158,000)     7,413,000     $     (0.02)     $ 949,000     5,902,000     $  0.16
Effect of Dilutive Securities:
  Options                                 --             --                             --       157,000
                                   ---------      ---------                      ---------     ---------
Diluted EPS:
  Net income                       $(158,000)     7,413,000     $     (0.02)     $ 949,000     6,059,000     $  0.16
                                   =========      =========                      =========     =========

         The effect of common stock equivalents arising from stock options and non-vested restricted stock is anti-dilutive for the three months and nine months ended February 28, 1999, and therefore is not included in the above calculations.

6.   Severance and Other Charge

         The Company reduced headquarters support staff by approximately 20% (19 individuals) which resulted in a one-time charge of $425,000 made in the third quarter ending February 28, 1999. Additionally, a one-time charge of $816,000 was made in the third quarter to fully provide for the future payments due to two former officers under deferred compensation agreements that extend beyond the period in which services are expected to be rendered. Payments pursuant to that charge will be made through 2004.

7. Acquisition of X-Ray Inspection, Inc.

         Effective April 9, 1999, the Company acquired X-Ray Inspection, Inc. ("X-Ray"), a mechanical inspection company located in Lafayette, La. Consideration consisted of $7.7 million in cash and 595 thousand shares of newly - issued Team common stock. Additional consideration of up to $2.5 million in cash could be paid to the sellers over the next four years if aggressive growth plans of X-Ray are achieved. The Company also entered into five year employment/consulting agreements with the two former shareholders of X-Ray. The amount of consideration paid by Team to the former X-Ray shareholders was determined as a result of arm-length negotiations and agreement between unrelated parties.

         In order to finance the acquisition, Team borrowed $7.7 million under existing credit facilites -- see Note 4.

         As of the date of filing of this Current Report on Form 10-Q, it is impracticable to provide the financial statements required with respect to the acquisition of X-Ray. Such financial statements shall be filed no later than June 23, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED
     TO THREE MONTHS ENDED FEBRUARY 28, 1998

Revenues for the quarter ended February 28, 1999 were $14.4 million compared to $11.5 million for the corresponding period of the preceding year. $2.5 million of the $2.9 million increase is attributable to the inclusion of Climax Portable Machine Tools, Inc in Team's operating results for the 1999 period.

In the 1999 quarter, the Company experienced a pre tax loss of $729 thousand versus pre-tax income of $590 thousand in the quarter ended February 28, 1998. The year-to-year change is directly attributable to a $1.2 million charge taken in the 1999 quarter. $425 thousand of the charge was for severance and related separation costs associated with significant staff reductions undertaken in January, 1999 at Team's headquarters location and at Climax. Total headquarters staffs have been reduced by approximately 20%. $816 thousand of the charge represents the remaining payments due under consulting agreements with two former officers. The Company does not expect to continue to utilize the services of those individuals in the future. The full impact of these staffing and consulting cost reductions will begin to be realized in the fourth quarter.

NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED
     TO NINE MONTHS ENDED FEBRUARY 28, 1998

For the nine months ended February 28, 1999, income before income taxes was $49 thousand or $1.6 million less than the same period of 1998. $1.2 million of the decline is the result of the charge taken in the third quarter, as discussed above. The remaining $400 thousand decline in pre-tax income is primarily attributable to the quarter ended November 30, 1998, as a result of increased operating and general and administrative expenses when compared to the same quarter of 1998, as well as costs associated with international start-up activities. A summary of the nine-month comparison is as follows:

Revenues--1999 revenues of $39.7 million were 18.9% greater than the $33.4 million reported in 1998. The increase is attributable to the Climax revenues of $4.8 million included since its acquisition at the end of the first quarter of the current fiscal year, as well as an increase of industrial service revenues of $1.4 million over the same period of 1998.

Gross Margins--For the nine months ended February 28, 1999, the gross operating margin was 41.4% of sales, which is down slightly from the 42.0% achieved in the same period of 1998. Operating margins from Climax are consistent with Team's year to date results.

Selling, General and Administrative Expenses--For the nine months ended February 28, 1999, SG &A expenses were 36.8% of revenues, compared to 36.0% for the same period of 1998. For the nine months, SG&A associated with international activities was $170 thousand higher than in 1998 due to costs associated with start-up and timing of activities.

Interest--Interest expense increased $196 thousand for the nine months ended February 28, 1999, when compared to the same period in 1998, as a result of the additional debt associated with the acquisition of Climax.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1999, the Company's working capital totaled $14.8 million, an increase of $1.8 million since May 31, 1998. The Climax acquisition has contributed net working capital of $2.8 million, partially offset by a reduction in cash balances as explained in the following paragraph. The Company has been able to finance its working capital requirements primarily through its internally generated cash flow and through borrowings under a revolving credit facility.

     As of February 28, 1999, cash and cash equivalents totaled $300 thousand, a decrease of $1.1 million since May 31, 1998. The cash decrease is primarily reflective of a change in cash management features associated with the Company's new credit facility, whereby excess operating funds are automatically used to reduce the amount outstanding under the revolving facility. See "Consolidated Statements of Cash Flows" for additional detail.

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

     In order to finance the acquisition of the Climax shares, the Company closed a new credit facility with NationsBank, N.A on August 26, 1998 in the amount of $24,000,000. The new facility is comprised of (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and
(iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due August 28, 2001. Amounts borrowed against the term loans are due August 8, 2003. The revolving credit loan and term loans bear interest at a marginal rate over the LIBOR rate or prime rate, depending upon the amount of funded debt to cash flow. The effective rate on outstanding borrowings under the new agreement is approximately 7.5%. In October, 1998 the Company finalized the mortgage loan and borrowed $1.8 million to refinance existing real estate. Additionally, in October 1998, the Company entered into an interest rate swap transaction on the $4.5 million term loan, exchanging a floating LIBOR rate of 5.3% for a fixed LIBOR rate of 5.19% for a period of three years. In December 1998, the Company executed interest rate swap transactions for two years with respect to the $1.8 million mortgage loan and for $2 million of amounts outstanding under the revolver. At the time of the December swaps, the floating LIBOR was 5.25%. The fixed swap rates received in exchange are at 5.13%. At February 28, 1999, $4.9 million in revolving loans and $6.3 million in term and mortgage loans were outstanding under the facility.

     At February 28, 1999, approximately $6.5 million was available under the revolving credit facility and $5 million was available under one of the term loan facilities. In April, 1999 the Company borrowed $7.7 million to complete the acquisition of X-Ray Inspection, Inc--see note 7.

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

     Effective February 1, 1999, the Company substantially completed a comprehensive project to upgrade its information, technology, and manufacturing facilities computer hardware and software to programs that address the Year 2000 problem. The new hardware and packaged software was purchased from large vendors who have represented that the systems are already Year 2000 compliant.

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

Cost--The total estimated cost for the Company's Year 2000 readiness efforts is $950,000, which consists primarily of a new management information system that will be implemented during February and March 1999. As of February 28, 1999 approximately $800,000 of the $950,000 has been incurred.

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


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The following information is reported in lieu of filing a Form 8-K Report on the following matter.

     On April 9, 1999, the Company acquired 100% of the outstanding capital stock of X-Ray Inspection, Inc. ("X-Ray"), a Louisiana corporation, from E. Patrick Manuel and B. Dal Miller in consideration for the payment to the sellers of an aggregate of $7.7 million in cash and 595,000 shares of newly issued Company common stock. Additional consideration of up to $2.5 million in cash could be payable to the sellers over the next four years if certain high growth operating results are achieved by X-Ray. In order to finance the purchase, the Company borrowed $7.7 million under its existing credit facilities (see Note 4 to the Financial Statements under Item 1 of this Report). X-Ray is in the business of providing mechanical inspection services consisting primarily of non-invasive inspections of pipelines and piping systems in industrial plants using x-ray and similar inspection techniques. X-Ray's inspection services include radiographic testing, ultrasonic testing, magnetic particle testing, and visual inspection. Currently, X-Ray has four service locations, all located in Louisiana. X-Ray's revenues for 1998 were $9.4 million.

      As of the date of filing of this Form 10-Q Report, it is impracticable for the Registrant to provide the financial statements required by Item 7(a) of Form 8-K. In accordance with Item 7(a)(4) of Form 8-K, such financial statements shall be filed under a Form 8-K Report no later than 60 days after April 24, 1999.

     As of the date of filing of this Form 10-Q Report, it is impracticable for the Registrant to provide the pro forma financial information required by Item 7(b) or Form 8-K. In accordance with Item 7(b) of Form 8-K, such financial statements shall be filed under a Form 8-K Report no later than 60 days after April 24, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit

      (2)         Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                  Patrick Manuel and B. Dal Miller (Sellers) dated April 9, 1999 providing for the acquisition by Team, Inc. of 100% of the outstanding capital stock of X-Ray Inspection, Inc.

      (27)        Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed this quarter.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TEAM, INC
                                        (Registrant)


Date:  April 14, 1999

                                        /s/PHILIP J. HAWK
                                        ----------------------------------------
                                        Philip J. Hawk
                                        Chief Executive Officer and Director

                                        /s/TED W. OWEN
                                        ----------------------------------------
                                        Ted W. Owen, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
 Number                       Description
-------                       -----------
(2)               Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                  Patrick Manuel and B. Dal Miller (Sellers) dated April 9, 1999 providing for the acquisition by Team, Inc. of 100% of the outstanding capital stock of X-Ray Inspection, Inc.

(27)              Financial Data Schedule.