Form 10-K405
period 1999-05-31
TEAM INC
filed 1999-08-27
CIK 318833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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

                                      NONE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 10, 1999, 8,218,952 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was approximately $23,629,487.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Team, Inc. to be held October 7, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                    PART II

          Market for Team's Common Equity and Related Stockholder
Item 5.   Matters.....................................................    7
Item 6.   Selected Financial Data.....................................    9
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   10
          Quantitative and Qualitative Disclosures About Market
Item 7A.  Risk........................................................   12
Item 8.   Consolidated Financial Statements and Supplementary Data....   14
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   31

                                    PART III

Item 10.  Directors and Executive and Other Officers of Team..........   31
Item 11.  Executive Compensation......................................   31
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   31
Item 13.  Certain Relationships and Related Transactions..............   31

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................   31

                                    PART I.

ITEM 1. BUSINESS

  (a) General Development of Business

     Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a full service provider of industrial repair services including leak repair, hot tapping, field machining, and emissions control monitoring. These services are provided throughout the United States in 40 locations. In April of 1999, the Company added mechanical inspection services to its industrial service offerings through the acquisition of X Ray Inspection, Inc. ("XRI"), which primarily serves the Louisiana Gulf Coast market.

     In August of 1998, the Company entered a new business segment -- equipment sales and rental -- through the acquisition of Climax Portable Machine Tools, Inc. ("Climax") of Newberg, Oregon. Climax is a leading designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. The Climax acquisition provided the support for the Company's offering of on-site field machining services beginning in February of 1999.

  (b) Financial Information about Segments

     See Note 12 to accompanying financial statements for financial information about business segments.

  (c) Narrative Description of Business

     The Company operates in two reportable segments -- (1) industrial services and (2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining and inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues from each segment in the three years ended May 31:

SEGMENT                                                    1999      1998      1997
-------                                                   -------   -------   -------
Industrial Services.....................................  $47,282   $45,457   $43,655
  Equipment Sales And Rentals...........................    7,350
                                                          -------   -------   -------
          Total.........................................  $54,632   $45,457   $43,655
                                                          =======   =======   =======

     (Note: 1999 Equipment sales and rentals includes third party revenues for nine months only -- since the date of Climax acquisition effective September 1,
1999).

INDUSTRIAL SERVICES

     The Company provides industrial services for approximately 3,000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries. Services include leak repair, hot tapping, emissions control, and, more recently, field machining and inspection.

     Leak Repair Services. The Company is the leader in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak repair services, the Company markets a line of products, which includes both standard and custom-designed clamps and enclosures for plant systems and pipelines. The Company's leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company's repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns.

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

     The Company's manufacturing center has earned the international ISO-9001 certification for its engineering design and manufacturing operations. ISO-9001 is the most stringent of all ISO-9000 certification programs.

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

     Field Machining Services. The Climax acquisition in August, 1998 provided the platform for the Company's entry into field machining services in February, 1999. This service involves the use of portable machining equipment (manufactured by Climax, as well as third party vendors) to repair or modify in-place machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to the conventional machining process where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling, and milling. Field machining services are offered to the Company's existing customer base through its extensive branch operations. Team invested approximately $800 thousand in portable machining equipment in fiscal 1999 to equip four regional service centers for this service line and has plans to equip another two equipment centers in fiscal 2000. In contrast to Team's other traditional industrial services which are performed while plant units are in operation (i.e., on-stream), field machining is an off-stream operation performed during piping isolations, shutdowns, or plant turnarounds.

     Inspection Services. With the acquisition of XRI, the Company has incorporated mechanical inspection as a core industrial service offering. Inspection services consists of the testing and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. The Company's inspection services uses all the common methods of non-destructive testing which includes radiography, ultrasonics, magnetic particle and dye penetrant, as well as, higher end robotic and newly developed ultrasonic systems. The Company provides these services through planned construction and maintenance programs and on demand as the situation dictates, and provides reports based on interpretation in accordance to industry and national standards. Inspection services are marketed to the same industrial customer base as other Team services, in addition to the pipeline industry. There are a large number of companies offering mechanical inspection services, with no single company having a significant share of the overall market. XRI's inspection operations are located in the Louisiana Gulf Coast region with expansion planned into other Team locations based on managed growth and market opportunities.

     Marketing and Customers. Team's industrial repair services are marketed principally by personnel based at the Company's 40 locations. Team has developed a cross-marketing program to utilize its sales personnel in offering many of the Company's services at its operating locations. Management believes that these operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

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

     The Company's industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

     Business Risks. The Company believes that the aging of its customers' plants and pipelines should result in increasing demand for its industrial services. However, a variety of risks are inherent in this: (1) Marketing efforts may not generate increases in revenues as expected; (2) although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed; (3) growth may require additional capital that the Company may be unable to obtain; and (4) the Company may be unable to develop profitable new services and technologies or acquire companies that provide such services on terms that permit an acceptable rate of return. Additionally, weak economics in the markets served by the Company may constrain market demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors.

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

EQUIPMENT SALES AND RENTALS

     In August, 1998 the Company entered a new business segment -- equipment sales and rentals -- through the acquisition of Climax, a leading design-manufacturer of portable machine tools located in Newberg, Oregon. Climax' standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold to end users in the utilities, refining, and extractive industries, or to other service providers and contractors, such as Team. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

     Climax' design and manufacturing operations are conducted in a 40,000 square feet facility in Newberg, OR that is owned by the company and pledged to secure Team's bank debt (see Note 8 of Notes to the Consolidated Financial Statements). Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. The Company utilizes an inside sales force to market its machines, as well as sales personnel located in Team's industrial service branches. Most of the Company's orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues in 1999.

GENERAL

     Employees. As of May 31, 1999, the Company and its subsidiaries had 700 employees in its operations. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

     From time-to-time in the operation of its environmental consulting and engineering services, the assets of which were sold in 1996, the Company handled small quantities of certain hazardous wastes or other substances generated by its customers. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the

Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. Management believes that its risk of liability is minimized since its handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. The Company does not currently carry insurance to cover liabilities which the Company may incur under the Superfund Act or similar environmental statutes due to its prohibitive costs.

     Patents. While the Company is the holder of various patents, trademarks, and licenses, the Company does not consider any individual property to be material to its consolidated business operations.

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space, These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newberg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the $24 million bank credit agreement. (See Note (8) of Notes to Consolidated Financial Statements). The Company and its subsidiaries also lease 37 office and/or plant and shop facilities at separate locations in 20 states. In addition, the Company owns real property and office facilities in Houston, Texas previously used in its discontinued operations which are currently being leased to a third party pursuant to a long-term lease agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II.

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 1999 and 1998, respectively.

                                                              SALES PRICE
                                                              ------------
                                                              HIGH     LOW
                                                              ----     ---
FISCAL 1999
  Quarter Ended:
     August 31..............................................   $5 7/8  $3 5/8
     November 30............................................    4 1/8   3 1/8
     February 28............................................    4 7/8   3
     May 31.................................................    3 5/8   2 1/4
FISCAL 1998
  Quarter Ended:
     August 31..............................................   $3 7/16 $1 5/8
     November 30............................................    4       2 7/8
     February 28............................................    4       3 3/8
     May 31.................................................    5 3/8   3

  (b) Holders

     There were 423 holders of record of Team's common stock as of August 10, 1999, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 1999 or fiscal 1998. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Recent Sales of Unregistered Securities

     In November 1998 the company issued 45,000 shares of Common Stock to Phillip J. Hawk ("Hawk") in exchange for cash in the amount of $3.625 per share, for a total of $163,125, in accordance with the terms and conditions of the Stock Purchase Agreement (the "Agreement") dated November 2, 1998. The Agreement was made pursuant to an employment agreement of the same date, wherein Hawk became Chief Executive Officer of the Company. There were no underwriters used nor any discounts or commissions paid on the sale of stock to Hawk. The proceeds from the sale were used by the Company to repay long term debt or to repay the Company's revolving credit facility.

     The shares of Common Stock sold to Hawk were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4 (2) thereof as a "transaction by an issuer not involving any public offering" in accordance with the terms of the issuance as set forth in the Agreement. In issuing such shares in reliance on such exemption, the Company is relying upon representations and warranties of Hawk with respect to (i) his financial capacity, business experience, and business and legal advisors; (ii) the fact that he acquired these shares for investment purposes only and understood the transfer restrictions thereon; and
(iii) the fact that he reviewed the information and materials about the Company and its shares made available by the Company in connection with its acquisition of such shares, which was personally negotiated at arms-length between Hawk and the Company.

     None of the unregistered securities sold to Hawk are convertible or exchangeable into other equity securities, nor do such unregistered securities constitute warrants or options.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 1999.

                                                             YEAR ENDED MAY 31,
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................  $54,632   $45,457   $43,655   $47,449   $50,816
Earnings (Loss) from Continuing Operations,
  Net of Income Taxes........................  $   276   $ 1,393   $   759   $(8,744)  $(1,105)
Earnings (Loss) from Discontinued Operations,
  Net of Income Taxes........................       --        --         1      (534)   (4,869)
                                               -------   -------   -------   -------   -------
          Net Earnings (Loss)................  $   276   $ 1,393   $   760   $(9,278)  $(5,974)
                                               =======   =======   =======   =======   =======
Earnings (Loss) Per Common Share: Basic
  Earnings (Loss) from Continuing
     Operations..............................  $  0.04   $  0.23   $  0.15   $ (1.70)  $ (0.22)
  Earnings (Loss) from Discontinued
     Operations..............................       --        --      0.00     (0.10)    (0.94)
                                               -------   -------   -------   -------   -------
          Net Earnings (Loss)................  $  0.04   $  0.23   $  0.15   $ (1.80)  $ (1.16)
                                               =======   =======   =======   =======   =======
Earnings (Loss) Per Common Share: Diluted
  Earnings (Loss) from Continuing
     Operations..............................  $  0.04   $  0.23      0.15     (1.70)    (0.22)
  Earnings (Loss) from Discontinued
     Operations..............................       --        --      0.00     (0.10)    (0.94)
                                               -------   -------   -------   -------   -------
          Net Earnings (Loss)................  $  0.04   $  0.23   $  0.15   $ (1.80)  $ (1.16)
                                               =======   =======   =======   =======   =======
Weighted Average Shares Outstanding: Basic...    7,547     5,947     5,162     5,160     5,160
Weighted Average Shares Outstanding:
  Diluted....................................    7,741     6,112     5,162     5,160     5,160
Cash Dividend Declared, per common share.....  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

Balance Sheet data

                                                                   MAY 31,
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
Total Assets.................................  $47,877   $27,080   $24,068   $28,926   $38,631
Long-Term Debt and Other.....................  $20,518   $ 5,966   $ 7,601   $11,754   $13,627
Stockholders' Equity.........................  $21,344   $15,581   $11,963   $11,045   $20,323
Working Capital..............................  $15,848   $13,049   $11,509   $10,644   $14,874

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Earnings before income taxes were $897 thousand for the year ended May 31, 1999 compared to $2.5 million in 1998 and $1.5 million in 1997. The following table identifies certain percentage relationships of costs with consolidated revenues:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%
Cost and Expenses:
  Cost of operations........................................  (58.3)   (57.0)   (56.4)
                                                              -----    -----    -----
  Gross profit..............................................   41.7     43.0     43.6
  Selling, general and administrative expenses..............  (36.2)   (36.5)   (38.0)
  Severance and other charges...............................   (2.3)
  Interest expense..........................................   (1.6)    (1.0)    (2.1)
                                                              -----    -----    -----
Earnings before income taxes................................    1.6      5.5      3.5
Income taxes................................................   (1.1)    (2.4)    (1.7)
                                                              -----    -----    -----
Net income..................................................    0.5%     3.1%     1.8%
                                                              =====    =====    =====

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues in 1999 were $54.6 million compared to $45.5 million in 1998, an increase of 20%. The significant portion of the increase, $7.4 million or 16.3%, is a result of the Company's entry into a new business segment -- equipment sales and rentals -- through the Climax acquisition effective September, 1998. The industrial services segment of the business experienced modest revenue growth of 4%, which is attributable to the introduction of new service lines in 1999 -- field machining and inspection. Inspection services contributed $1.3 million in 1999 revenues in only two months of operations since the XRI acquisition in April, 1999, while field machining added $1.1 million since its introduction in February, 1999.

     Operating margins were 41.7% of revenues in 1999 compared to 43.0% in 1998. Substantially all of the margin decline occurred in the fourth quarter of the year, primarily as a result of a softening in the market for the Company's traditional industrial services particularly in the refining and petrochemical industries. The impact of declining margins was mitigated by the additions of inspection services and by the equipment sales and rental segment.

     Selling, General and Administrative expenses ("SG&A") as a percentage of revenues were slightly improved in 1999 versus 1998 -- 36.2% compared to 36.5%. In January, 1999 the Company implemented a reduction in headquarters staffing in Alvin and at Climax involving approximately 20% of support personnel. The impact of that reduction was somewhat offset by an increase in field operations SG&A and by start-up costs associated with the Company's international operations in Singapore.

     In connection with the January, 1999 staffing reduction, the Company incurred severance and related separation costs of $436 thousand. At the same time, management decided to expense $816 thousand of remaining payments due under consulting agreements with two former officers, since the Company does not expect to continue to utilize the services of those individuals in the future. The aggregate of those costs, $1.25 million, represented 2.3% of revenues in the current year.

     As a result of additional borrowings associated with business acquisitions in 1999, interest expense increased to $868 thousand (1.6% of revenues) as compared to $450 thousand (1.0%) in 1998. See the discussion of liquidity and capital resources below.

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues in 1998 were $45.5 million compared to $43.7 million in 1997 -- an increase of 4%. The increase was attributable primarily to a significant expansion in the Company's hot tapping services line ("HTS") which reported a 59% gain in revenues. The increase in that service line was partially offset by a 17% decline in emissions control services ("ECS") revenues in 1998. The largest service line, Leak Repair, was relatively flat with 1998 revenues.

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

     Operating expenses as a percent of revenues in 1998 were fairly consistent (57.0%) with the 1997 percentage (56.4%). On an aggregate basis, selling, general and administrative expenses ("SG&A") were flat in 1998 compared to 1997 -$16.6 million in both years. As a percentage of sales, however, SG&A declined to 36.5% in 1998 versus 38.0% in 1997, which directly resulted in a 1.5% improvement in net earnings as a percentage of revenues. Net earnings were also positively impacted by a $477 thousand reduction in interest expense in 1998 from 1997 (an improvement of 1.1% of revenue), which was a result of an overall reduction in indebtedness (see discussion of Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1999, the Company's working capital totaled $15.8 million, an increase of $2.8 million from working capital of $13.0 million a year earlier. The increase in working capital is primarily attributable to additions to working capital contributed by businesses acquired in 1999 (Climax and XRI). Financing for the acquisitions was provided through a new credit facility executed in August, 1998. The credit facility, totaling $24 million, is comprised of a $12.5 million revolving credit loan, $9.5 million in term loans for acquisition financing and a $2.0 million real estate loan. At May 31, 1999, the available borrowing under the revolving credit facility was $2.5 million.

     In June 1997, the Company sold, through a private placement, 650,000 shares of its common stock and received net proceeds of $1,950,000, substantially all of which was used to repay long term debt. In June 1998, the Company sold, also through a private placement, 1,200,000 shares of common stock for $3.3 million. In July 1998, the $2.5 million that was outstanding under the Company's revolving credit facility at May 31, 1998 was repaid in full using the proceeds from the sale of stock.

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

YEAR 2000 COMPLIANCE

     The Company, like other businesses, is facing the Year 2000 issue. Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary, causing possible disruptions in business operations. The year 2000 issue can arise at any point in the company's supply, manufacturing, processing, distribution, and financial chains.

     State of Readiness -- The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness. Based on the assessment, a Year 2000 Plan was developed and, effective February 1, 1999, the Company substantially completed a comprehensive project to upgrade its information, technology, and manufacturing facilities' computer hardware and software to programs that address the Year 2000 problem. The new hardware and packaged software was purchased from large vendors who have represented that the systems are already Year 2000 compliant.

     With respect to the plant systems, including automation and embedded chips used in manufacturing operations, the Company is relying on vendor certification and testing.

     With respect to the external parties, including suppliers and customers, the Company's Year 2000 compliance team is in the process of surveying the Year 2000 readiness efforts of critical external parties. Risk assessment and monitoring will continue through the third quarter of calendar year 1999, as many external parties will not have completed their Year 2000 readiness efforts.

     Cost -- The total estimated cost for the Company's Year 2000 readiness efforts is $950,000, which consists primarily of a new management information system that was implemented during February and March of 1999.

     Risks -- The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While the project team will evaluate the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it cannot eliminate the potential for disruption due to third party failures.

     The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the operations of its major customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions.

     The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers, the completion of its final remediation and testing efforts, and the successful development and implementation of contingency plans. The Company currently has not yet developed any contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on the results of operations or financial condition.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward-looking statements contained herein. Such factors include domestic and international economic activity, interest rates, market conditions for the Company's customers, regulatory changes and legal proceedings, and the Company's successful implementation of its internal operating plans. Accordingly, there can be no assurance that the forward-looking statement contained herein will occur or that objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. At May 31, 1999, the Company has floating-rate obligations totaling $18.8 million outstanding under its credit facility (see Note 8 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited in part by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on $8.3 million of the Company's variable rate debt. Under these swap agreements, payments are made based on a fixed rate ($6.5 million at 5.19% and $1.8 million at 5.24%) and received on a LIBOR based variable rate. Any change in the value of the swap agreements, real or hypothetical, would be offset by an inverse change in the value of the underlying hedged item. With respect to the remaining $10.5 million of floating-rate debt not covered by swap agreements, a 1% increase in interest rates could result in a $0.1 million annual increase in interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
July 28, 1999

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        MAY 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  1,035,000   $  1,355,000
  Receivables...............................................    10,726,000      9,564,000
  Inventories...............................................     8,566,000      6,801,000
  Income tax receivable.....................................        87,000             --
  Deferred income taxes.....................................       709,000        531,000
  Prepaid expenses and other current assets.................       512,000        331,000
                                                              ------------   ------------
          Total Current Assets..............................    21,635,000     18,582,000
Property, Plant and Equipment:
  Land and buildings........................................     9,996,000      6,735,000
  Machinery and equipment...................................    17,100,000     11,746,000
                                                              ------------   ------------
                                                                27,096,000     18,481,000
  Less accumulated depreciation and amortization............    13,600,000     11,833,000
                                                              ------------   ------------
                                                                13,496,000      6,648,000
Goodwill, net of accumulated amortization of $100,000.......    10,769,000             --
Deferred income taxes.......................................            --      1,062,000
Other assets................................................     1,526,000        788,000
Restricted cash.............................................       451,000             --
                                                              ------------   ------------
          Total Assets......................................  $ 47,877,000   $ 27,080,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $    948,000   $    286,000
  Accounts payable..........................................     1,104,000      1,416,000
  Other accrued liabilities.................................     3,735,000      3,483,000
  Current income taxes payable..............................            --        348,000
                                                              ------------   ------------
          Total Current Liabilities.........................     5,787,000      5,533,000
Deferred income taxes.......................................       228,000             --
Long-term debt and other....................................    20,518,000      5,966,000
Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
     500,000 shares authorized, none issued.................            --             --
  Common stock, par value $.30 per share, 30,000,000 shares
     authorized and 8,213,652 and 6,093,442 shares issued at
     May 31, 1999 and 1998..................................     2,464,000      1,828,000
  Additional paid-in capital................................    32,000,000     27,098,000
  Accumulated deficit.......................................   (12,972,000)   (13,248,000)
  Unearned stock compensation...............................       (51,000)            --
  Treasury stock at cost, 9,700 shares at May 31, 1999 and
     1998...................................................       (97,000)       (97,000)
                                                              ------------   ------------
          Total Stockholders' Equity........................    21,344,000     15,581,000
                                                              ------------   ------------
          Total Liabilities and Stockholders' Equity........  $ 47,877,000   $ 27,080,000
                                                              ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MAY 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues..............................................  $54,632,000   $45,457,000   $43,655,000
Operating expenses....................................   31,872,000    25,933,000    24,634,000
Selling, general and administrative expenses..........   19,743,000    16,610,000    16,579,000
Severance and other charges...........................    1,252,000            --            --
                                                        -----------   -----------   -----------
Earnings from operations..............................    1,765,000     2,914,000     2,442,000
Interest..............................................      868,000       450,000       927,000
                                                        -----------   -----------   -----------
Earnings from continuing operations before income
  taxes...............................................  $   897,000   $ 2,464,000   $ 1,515,000
Provision for income taxes............................      621,000     1,071,000       756,000
                                                        -----------   -----------   -----------
Earnings from continuing operations, net of income
  taxes...............................................      276,000     1,393,000       759,000
Earnings from discontinued operations, net of income
  taxes...............................................           --            --         1,000
                                                        -----------   -----------   -----------
          Net earnings................................  $   276,000   $ 1,393,000   $   760,000
                                                        ===========   ===========   ===========
Net earnings per common share -- Basic
  Net earnings from continuing operations.............  $      0.04   $      0.23   $      0.15
  Net earnings from discontinued operations...........           --            --          0.00
                                                        -----------   -----------   -----------
          Net earnings................................  $      0.04   $      0.23   $      0.15
                                                        ===========   ===========   ===========
Net earnings per common share -- Diluted
  Net earnings from continuing operations.............  $      0.04   $      0.23   $      0.15
  Net earnings from discontinued operations...........           --            --          0.00
                                                        -----------   -----------   -----------
          Net earnings per common share -- Diluted....  $      0.04   $      0.23   $      0.15
                                                        ===========   ===========   ===========
Weighted average number of shares
  outstanding -- Basic................................    7,547,000     5,947,000     5,162,000
                                                        ===========   ===========   ===========
Weighted average number of shares
  outstanding -- Diluted..............................    7,741,000     6,112,000     5,162,000
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      MAY 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
COMMON STOCK:
  Balance at beginning of year.....................  $  1,828,000   $  1,578,000   $  1,551,000
  Shares issued....................................       625,000        195,000             --
  Exercise of stock options........................        11,000         55,000             --
  Shares exchanged for services....................            --             --         27,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $  2,464,000   $  1,828,000   $  1,578,000
                                                     ============   ============   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.....................  $ 27,098,000   $ 25,123,000   $ 24,992,000
  Shares issued....................................     4,838,000      1,633,000             --
  Exercise of stock options........................        64,000        342,000             --
  Shares exchanged for services....................            --             --        131,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $ 32,000,000   $ 27,098,000   $ 25,123,000
                                                     ============   ============   ============
ACCUMULATED DEFICIT:
  Balance at beginning of year.....................  $(13,248,000)  $(14,641,000)  $(15,401,000)
  Net earnings.....................................       276,000      1,393,000        760,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $(12,972,000)  $(13,248,000)  $(14,641,000)
                                                     ============   ============   ============
UNEARNED STOCK COMPENSATION:
  Balance at beginning of year.....................  $         --   $         --   $         --
  Restricted Stock Grant...........................       (67,000)            --             --
  Compensation Expense.............................        16,000             --             --
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $    (51,000)  $         --   $         --
                                                     ============   ============   ============
TREASURY STOCK:
  Balance at beginning of year.....................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ============   ============   ============

                 See notes to consolidated financial statements

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED MAY 31,
                                                              ----------------------------------------
                                                                  1999          1998          1997
                                                              ------------   -----------   -----------
Cash Flows From Operating Activities:
  Net earnings..............................................  $    276,000   $ 1,393,000   $   760,000
  Earnings from discontinued operations.....................            --            --        (1,000)
                                                              ------------   -----------   -----------
    Net earnings from continuing operations.................       276,000     1,393,000       759,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................     2,230,000     1,467,000     1,385,000
  Provision for doubtful accounts...........................        50,000       195,000            --
  Loss (Gain) on disposal of assets.........................      (101,000)       89,000       (21,000)
  Provision for amount due former officers..................       816,000            --            --
  Deferred income taxes.....................................       331,000       564,000       385,000
  Change in other long-term obligations.....................            --            --      (354,000)
  Change in assets and liabilities, net of effects from
    business acquisitions (Increase) decrease:
    Accounts receivable.....................................     1,153,000    (2,548,000)      929,000
    Inventories.............................................       359,000      (491,000)     (562,000)
    Prepaid expenses and other current assets...............       159,000       (42,000)       26,000
  Income tax receivable.....................................       (87,000)           --            --
  Increase (decrease):
    Accounts payable........................................      (597,000)      676,000      (106,000)
    Other accrued liabilities...............................    (1,032,000)      185,000       (90,000)
    Income taxes payable....................................      (348,000)      182,000       166,000
                                                              ------------   -----------   -----------
Net cash provided by continuing operating activities........     3,209,000     1,670,000     2,517,000
                                                              ------------   -----------   -----------
Cash Flows From Discontinued Operations:
  Earnings..................................................            --            --         1,000
  Depreciation..............................................            --            --     1,336,000
  Increase in current assets................................            --            --        (3,000)
  Increase in current liabilities...........................            --            --        84,000
                                                              ------------   -----------   -----------
Net cash provided by discontinued operating activities......            --            --     1,418,000
                                                              ------------   -----------   -----------
Net cash provided by operating activities...................     3,209,000     1,670,000     3,935,000
                                                              ------------   -----------   -----------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (2,454,000)   (2,045,000)   (1,393,000)
  Proceeds from disposal of property and equipment..........       202,000            --       188,000
  Business acquisitions, net of cash acquired...............   (15,468,000)           --            --
  Payment of Climax notes payable at acquisition date.......    (2,893,000)           --            --
  Other.....................................................      (451,000)     (175,000)       53,000
  Net proceeds from sale of discontinued operations.........            --            --     3,127,000
                                                              ------------   -----------   -----------
Net cash provided by (used in) investing activities.........   (21,064,000)   (2,220,000)    1,975,000
                                                              ------------   -----------   -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term
    obligations -- continuing operations....................  $ (5,035,000)  $(3,040,000)  $(5,234,000)
  Proceeds from issuance of debt............................    19,034,000     1,048,000            --
  Issuance of common stock..................................     3,536,000     2,225,000            --
  Principal payments under debt agreements -- discontinued
    operations..............................................            --            --    (1,041,000)
                                                              ------------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................    17,535,000       233,000    (6,275,000)
                                                              ------------   -----------   -----------
Net decrease in cash and cash equivalents...................      (320,000)     (317,000)     (365,000)
Cash and cash equivalents at beginning of year..............  $  1,355,000     1,672,000     2,037,000
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of year....................  $  1,035,000   $ 1,355,000   $ 1,672,000
                                                              ============   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest:
    Operating...............................................  $    632,000   $   475,000   $   929,000
    Discontinued............................................            --            --     3,274,000
                                                              ------------   -----------   -----------
                                                              $    632,000   $   475,000   $ 4,203,000
                                                              ============   ===========   ===========
  Income taxes paid.........................................  $    806,000   $   618,000   $    84,000
                                                              ============   ===========   ===========
  Income taxes refunded.....................................  $         --   $    40,000   $     4,000
                                                              ============   ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1999, the Company issued 795,000 shares of the Company's common stock valued at $1,951,000 in connection with the business acquisitions.

During 1998, equipment and software acquired under capital lease obligations was $343,000.

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

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

CLASSIFICATION                                               LIFE
--------------                                               ----
Buildings..............................................   20-30 years
Machinery and equipment................................    2-10 years

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over the estimated economic lives of the acquired companies of forty years. Amortization expense for the year ended May 31, 1999 was approximately $100,000.

  Revenue Recognition

     The Company recognizes revenue when services are rendered or when product is shipped.

  Income Taxes

     The Company accounts for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

  Concentration of Credit Risk

     The Company provides services to the chemical, petrochemical, refining, pulp and paper, power and steel industries throughout the United States. No single customer accounts for more than 10% of consolidated revenues.

  Earnings Per Share

     In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings

                          TEAM, INC. AND SUBSIDIARIES
per share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings from continuing operations, net of income taxes:

                                   YEAR ENDED MAY 31, 1999                   YEAR ENDED MAY 31, 1998
                           ---------------------------------------   ---------------------------------------
                             INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
 Earnings from continuing
   operations, net of
   income taxes..........   $276,000       7,547,000       $0.04     $1,393,000      5,947,000       $0.23
 Effect of Dilutive
   Securities:
   Options...............         --         194,000                         --        165,000
                            --------      ----------                 ----------     ----------
Diluted EPS:
 Earnings from continuing
   operations, net of
   income taxes..........   $276,000       7,741,000       $0.04     $1,393,000      6,112,000       $0.23
                            ========      ==========       =====     ==========     ==========       =====

                                   YEAR ENDED MAY 31, 1997
                           ---------------------------------------
                             INCOME         SHARES       PER-SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------
Basic EPS:
 Earnings from continuing
   operations, net of
   income taxes..........   $759,000       5,162,000       $0.15
 Effect of Dilutive
   Securities:
   Options...............         --              --
                            --------      ----------
Diluted EPS:
 Earnings from continuing
   operations, net of
   income taxes..........   $759,000       5,162,000       $0.15
                            ========      ==========       =====

     Options to purchase 80,000, 314,000, and 516,000 shares of common stock were outstanding during the years ended May 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period.

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

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to possible increases in interest rates. The Company enters into these agreements with major financial institutions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.

  Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative

                          TEAM, INC. AND SUBSIDIARIES
instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing this statement to determine the impact on the Company's financial position, results of operations, and cash flows.

2. ACQUISITIONS

     Effective August 31, 1998, the Company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. A value of $3.696 per share was assigned to the Common Stock issued to the former shareholders of Climax, based on the market value of the Common Stock, discounted to reflect certain restrictions placed on the Common Stock. In order to finance the acquisition of the Climax shares, the Company borrowed $8.5 million under a new credit facility. See note 8. The Company also entered into employment agreements with three of the former shareholders, pursuant to which such persons were granted options to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $4.125 per share. Climax designs and manufactures portable, metal cutting machine tools for on-site maintenance and repair purposes.

     Effective March 31, 1999, the Company acquired 100% of the outstanding capital stock of X-Ray Inspection, Inc., ("X-Ray"), a Louisiana corporation, in consideration for the payment to the sellers of an aggregate of $8.4 million in cash and 595,000 shares of newly issued Company Common Stock, valued at $2.037 per share based on the market value discounted to reflect certain restrictions placed on the common stock. The cash component included $7.7 million paid at closing and an additional $700,000 paid subsequent to closing for excess working capital conveyed in the transaction. Additional consideration of up to $2.5 million in cash could be payable to the sellers over the next four years if certain high growth operating results are achieved by X-Ray. In order to finance the purchase, the Company borrowed $8.4 million under its existing credit facilities. X-Ray is in the business of providing mechanical inspection services consisting primarily of non-destructive inspections of pipelines and piping systems in industrial plants, using radiographic testing, ultrasonic testing, magnetic particle testing, and visual inspection.

     The acquisitions were accounted for using the purchase method of accounting, accordingly, the consolidated financial statements subsequent to the effective dates of the acquisitions reflect the purchase price, including transaction costs. As the acquisition of Climax was effective August 31, 1998, the consolidated results of operations for the Company for the year ended May 31, 1999, include the results for Climax for the period from September 1, 1998, to May 31, 1999. As the acquisition of X-Ray was effective March 31, 1999, the consolidated results of operations for the Company include the results of X-Ray for the period April 1, 1999, to May 31, 1999. The purchase price of Climax and X-Ray was allocated to the assets and liabilities of the respective companies based on their estimated fair values. Based on preliminary purchase accounting, the goodwill associated with the Climax acquisition approximated $3.6 million, which is being amortized on a straight-line basis over forty years. Based on preliminary purchase accounting, the goodwill associated with the X-Ray acquisition approximated $7.3 million, which is being amortized on a straight-line basis over forty years.

     The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisitions had occurred at the beginning of the fiscal periods indicated. These results are not necessarily

                          TEAM, INC. AND SUBSIDIARIES
indicative of the results which would actually have occurred if the purchases had taken place at the beginning of the periods, nor are they necessarily indicative of future results.

                                                                YEAR ENDED MAY 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Net sales..................................................  $64,799,000   $65,547,000
Net income.................................................  $   653,000   $ 2,814,000
Earnings (loss) per share
  Basic....................................................  $      0.08   $      0.42
  Diluted..................................................  $      0.08   $      0.41

3. DIVESTITURES AND DISCONTINUED OPERATIONS

     In May 1997, the Company sold substantially all of the assets of its Military Housing Projects segment. Proceeds of this divestiture amounted to approximately $3.2 million and were used primarily to reduce the Company's long-term debt. A loss on the sale of this segment of $181,000, net of income taxes, was recorded in the year ended May 31, 1997.

4. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
Trade accounts receivable...................................  $10,632,000   $9,610,000
Other receivables...........................................      391,000      201,000
Allowance for doubtful accounts.............................     (297,000)    (247,000)
                                                              -----------   ----------
          Total.............................................  $10,726,000   $9,564,000
                                                              ===========   ==========

5. INVENTORIES

     Inventories consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Raw materials...............................................  $1,081,000   $1,049,000
Finished goods and work in progress.........................   7,485,000    5,752,000
                                                              ----------   ----------
          Total.............................................  $8,566,000   $6,801,000
                                                              ==========   ==========

6. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $1,734,000   $1,683,000
Insurance accruals..........................................     603,000    1,076,000
Accrued interest............................................     225,000       35,000
Current payments due to former officers.....................     371,000      150,000
Other.......................................................     802,000      539,000
                                                              ----------   ----------
          Total.............................................  $3,735,000   $3,483,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings from continuing operations are as follows:

                                                             YEAR ENDED MAY 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------   ----------   --------
Federal income taxes:
  Current...........................................  $282,000   $  609,000   $ 63,000
  Deferred..........................................   277,000      270,000    586,000
State income taxes:
  Current...........................................     8,000      171,000    162,000
  Deferred..........................................    54,000       21,000    (55,000)
                                                      --------   ----------   --------
          Total.....................................  $621,000   $1,071,000   $756,000
                                                      ========   ==========   ========

     A reconciliation between income taxes related to earnings from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                            YEAR ENDED MAY 31,
                                                    ----------------------------------
                                                      1999        1998         1997
                                                    --------   ----------   ----------
Earnings from continuing operations before federal
  income taxes....................................  $897,000   $2,464,000   $1,515,000
                                                    ========   ==========   ==========
Computed income taxes at statutory rate...........  $305,000   $  838,000   $  515,000
Goodwill amortization.............................    32,000           --           --
State income taxes, net of federal tax benefit....    41,000      127,000       71,000
Other.............................................   243,000      106,000      170,000
                                                    --------   ----------   ----------
          Total...................................  $621,000   $1,071,000   $  756,000
                                                    ========   ==========   ==========

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                YEAR ENDED MAY 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Property, plant and equipment...............................  $ (845,000)  $       --
Receivables.................................................          --      (42,000)
Other.......................................................     (98,000)      (5,000)
                                                              ----------   ----------
Gross deferred liabilities..................................    (943,000)     (47,000)
                                                              ----------   ----------
Receivables.................................................     106,000           --
Property, plant and equipment...............................          --      192,000
Accrued expenses and other liabilities......................   1,089,000    1,254,000
Inventory...................................................     229,000      194,000
                                                              ----------   ----------
Gross deferred assets.......................................   1,424,000    1,640,000
                                                              ----------   ----------
          Net deferred taxes................................  $  481,000   $1,593,000
                                                              ==========   ==========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

                          TEAM, INC. AND SUBSIDIARIES

8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                                 YEAR ENDED MAY 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
Revolving credit agreement..................................  $ 7,470,000   $2,500,000
Term note...................................................   11,307,000    1,693,000
Capital lease obligations...................................      238,000      340,000
Agreements with former offices..............................    1,657,000    1,418,000
Deferred compensation.......................................      451,000           --
Other.......................................................      343,000      301,000
                                                              -----------   ----------
                                                               21,466,000    6,252,000
Less current portion........................................      948,000      286,000
                                                              -----------   ----------
          Total.............................................  $20,518,000   $5,966,000
                                                              ===========   ==========

     Maturities of long-term obligations are as follows:

YEAR ENDING MAY 31,
-------------------
2000....................................................  $   948,000
2001....................................................    9,428,000
2002....................................................    1,871,000
2003....................................................    6,560,000
2004....................................................      391,000
Thereafter..............................................    2,268,000
                                                          -----------
          Total.........................................  $21,466,000
                                                          ===========

LONG-TERM DEBT:

     Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. This new credit facility replaced the previous $10,000,000 line of credit, which was due December 31, 1999 and bore interest at the prime rate plus 0.5 percent, and the previous term note, which was due in part on October 15, 2006 and in part on July 15, 2010 and bore interest at the prime rate plus 0.5 percent. Amounts borrowed under the new revolving credit loan are due September 30, 2001. Amounts borrowed against the new term loans are due in quarterly installments in the amount of $339,000 beginning December 31, 1999, with the remaining principal balance to be paid on the term loans maturity date of September 30, 2003. Amounts borrowed against the mortgage loan are to be repaid in quarterly installments in the amount of $31,000 beginning December 31, 1998, with the remaining principal balance to be paid on the mortgage loan maturity date of September 30, 2008. Amounts outstanding under this facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The effective rate on outstanding borrowings at May 31, 1999 is approximately 7.3%.

     In October 1998, the Company entered into an interest rate swap transaction on $4,500,000 of the outstanding term loans, exchanging a floating LIBOR rate (5.3% at the time of the swap) for a fixed rate of 5.19%. The maturity of this swap agreement is September 30, 2003. In December 1998, the Company executed two additional swap transactions related to the $1,800,000 borrowed against the mortgage loan and to $2,000,000 of the amount outstanding under the revolver. A floating LIBOR rate (5.25% at the time of these

                          TEAM, INC. AND SUBSIDIARIES
swap transactions) was exchanged for fixed rates of 5.24% and 5.19% on the $1,800,000 and $2,000,000 notional amounts, respectively. The maturity of these swap agreements is December 31, 2001.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, have a fair value of approximately $162,000.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At May 31, 1999, the Company was in compliance with all credit facility covenants.

AGREEMENTS WITH FORMER OFFICERS

     During the years ended May 31, 1999 and 1996, the Company accrued for payments to be made to former employees of the Company beyond the period in which services are expected to be rendered. At May 31, 1999, these long-term obligations totaled $1,657,000.

DEFERRED COMPENSATION ARRANGEMENT

     Under a nonqualified deferred compensation agreement, a former officer of the Company (the "Participant") elected to defer a portion of his compensation into a trust established by the Company. The trust assets, consisting of cash and cash equivalents, are subject to the claims of the Company's creditors in the event of the Company's insolvency, until paid to the Participant and his beneficiaries. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and Invested," the accounts of the trust have been consolidated in the Company's financial statements for fiscal 1999. The principal of the trust and any earnings thereon are to be used exclusively for the uses and purposes of the Participant and general creditors of the Company in the event of the Company's insolvency, and therefore the trust assets of $451,000 at May 31, 1999 have been classified as restricted cash in the balance sheet.

9. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

STOCK OPTIONS

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

     Pursuant to option plans, the Company has granted options to purchase common stock to officers, directors and employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under the Company's

                          TEAM, INC. AND SUBSIDIARIES
plans are generally determined by the Compensation Committee at the time of grant of each option and may vary. Transactions under all plans are summarized below:

                                                            YEAR ENDED MAY 31,
                                                     ---------------------------------
                                                        1999        1998        1997
                                                     ----------   ---------   --------
Shares under option, beginning of year.............     692,600     516,000    511,700
Changes during the year:
  Granted..........................................     394,000     379,000     30,000
  Exercised........................................     (36,400)   (166,900)        --
  Canceled.........................................     (21,000)    (35,500)   (25,700)
                                                     ----------   ---------   --------
Shares under option, end of year...................   1,029,200     692,600    516,000
                                                     ==========   =========   ========
Average option price per share.....................  $     3.03   $    2.76   $   2.12
                                                     ==========   =========   ========
Exercisable at end of year.........................     655,900     481,500    503,500
                                                     ==========   =========   ========
Available for future grant.........................      30,300     259,000    377,000
                                                     ==========   =========   ========

     At May 31, 1999, the exercise prices of options outstanding range from $2.00 per share to $4.125 per share and the weighted-average remaining contractual life is 7.2 years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, 5.9% and 6.4%; volatility factor of the expected market price of the Company's common stock of 62.3%, 67.4% and 65.8%; and a weighted average expected life of the option of three years for 1999, 1998 and 1997, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                             YEAR ENDED MAY 31,
                                                       -------------------------------
                                                        1999        1998        1997
                                                       -------   ----------   --------
Pro forma net earnings from continuing operations....  $24,000   $1,255,000   $747,000
Net earnings from discontinued operations............       --           --      1,000
                                                       -------   ----------   --------
Pro forma net earnings...............................  $24,000   $1,255,000   $748,000
                                                       =======   ==========   ========
Net earnings per common share -- Diluted:
  Pro forma earnings per share from continuing
     operations......................................  $  0.00   $     0.21   $   0.14
  Net earnings per share from discontinued
     operations......................................       --           --       0.00
                                                       -------   ----------   --------
  Pro forma earning per share........................  $  0.00   $     0.21   $   0.14
                                                       =======   ==========   ========

                          TEAM, INC. AND SUBSIDIARIES

     In addition to the options granted under the option plans as discussed above, an officer of the Company has been granted options to purchase 200,000 shares of common stock at a price of $3.625 per share, subject to a vesting schedule based on stock performance measures. As of May 31, 1999, none of these options had vested as the target share prices detailed in the vesting schedule had not been obtained.

RESTRICTED STOCK AWARDS

     During fiscal 1999, 18,000 shares of restricted common stock were granted to certain officers of the Company. Vesting of the shares occurs over a three-year period of time. Accordingly, at the grant date, the value of the shares ($3.75 per share) was recorded as unearned compensation and reflected as a contra-equity account in the balance sheet. Compensation expense is recognized as the officers provide services to the Company and become vested in the shares. At May 31, 1999, the unearned compensation balance was $51,000.

EMPLOYEE BENEFIT PLANS

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 1999, 1998 and 1997 were $242,000, $210,000 and $104,000, respectively.

     Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. No contributions were made in 1999, 1998 or 1997.

SHAREHOLDER RIGHTS PLANS

     On October 24, 1990, the Board of Directors of the Company adopted a Shareholder Rights Plan ("Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right ("Right") for each outstanding share of the Company's common stock ("Common Stock"), and on each share subsequently issued until separate Rights are distributed, or the Rights expire or are redeemed. On June 15, 1998, the Company redeemed the Rights at a total cost of approximately $60,000.

10. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $930,000 and $641,000 at May 31, 1999 and 1998, before accumulated amortization of $414,000 and $253,000, respectively. Other assets include software under capital lease in the amount of $281,000 at May 31, 1999 and 1998, before accumulated amortization of $267,000 and $208,000, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $1,936,000, $1,790,000 and $1,950,000 in 1999, 1998 and 1997, respectively.

                          TEAM, INC. AND SUBSIDIARIES

     Minimum rental commitments for future periods are as follows:

                                                                   OPERATING
YEAR ENDING MAY 31,                               CAPITAL LEASES     LEASES       TOTAL
-------------------                               --------------   ----------   ----------
2000............................................     $ 98,000      $1,453,000   $1,551,000
2001............................................       75,000       1,035,000    1,110,000
2002............................................       35,000         666,000      701,000
2003............................................       35,000         319,000      354,000
2004............................................       31,000          62,000       93,000
                                                     --------      ----------   ----------
Total minimum lease payments....................      274,000      $3,535,000   $3,809,000
                                                                   ==========   ==========
Less: amount representing interest..............       36,000
                                                     --------
Present value of net minimum lease payments.....     $238,000
                                                     ========

  Legal Proceedings

     The Company and certain subsidiaries are involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse affect on the Company's consolidated financial statements.

11. COMMON STOCK

     On June 30, 1997, the Company issued 650,000 shares of Common Stock to Armstrong International, Inc. in exchange for cash in the amount of $3.00 per share for a total of $1,950,000. On June 19, 1998, the Company completed the sale of 1,200,000 shares of Team's Common Stock for $2.75 per share to Houston Post Oak Partners, Ltd. ("Houston Partners") for a total consideration of $3,300,000. Houston Partners now owns approximately 15% of the Company's outstanding common shares. On November 2, 1998 the Company issued 45,000 common shares to Philip J. Hawk ("Hawk") in exchange for cash in the amount of $3.625 per share, for a total of $163,125. This sale was in accordance with the terms and conditions of an employment agreement wherein Hawk became Chief Executive Officer of the Company.

     Substantially all of the net proceeds of each of the private placement transactions were used to repay long term debt or to repay the Company's revolving credit facility.

12. INDUSTRY SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     Pursuant to SFAS No. 131, the Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and mechanical inspection. The equipment sales and rental segment consists of the Climax business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before income taxes. Inter-

                          TEAM, INC. AND SUBSIDIARIES
segment sales are eliminated in the operating measure used by the Company to evaluate segment performance, and thus have been eliminated in the following schedule. Interest is not allocated to the segments.

     Prior to the acquisition of Climax in August 1998, the Company operated solely in the industrial services segment. Therefore, the information below is only provided for fiscal 1999.

YEAR ENDED MAY 31, 1999

                                  INDUSTRIAL       EQUIPMENT       CORPORATE
                                   SERVICES     SALES & RENTALS     & OTHER        TOTAL
                                  -----------   ---------------   -----------   -----------
Revenues........................  $47,282,000     $7,350,000      $        --   $54,632,000
Operating expenses..............   27,787,000      4,085,000               --    31,872,000
Selling, general and
  administrative expenses.......   13,852,000      2,681,000        3,210,000    19,743,000
Severance and other charges.....      269,000        114,000          869,000     1,252,000
Interest........................           --             --          868,000       868,000
                                  -----------     ----------      -----------   -----------
Earnings before income taxes....  $ 5,374,000     $  470,000      $(4,947,000)  $   897,000
                                  ===========     ==========      ===========   ===========
Depreciation and Amortization...  $ 1,284,000     $  457,000      $   489,000   $ 2,230,000
                                  ===========     ==========      ===========   ===========
Capital expenditures............  $ 1,232,000     $  130,000      $ 1,092,000   $ 2,454,000
                                  ===========     ==========      ===========   ===========
Identifiable assets.............  $34,244,000     $8,856,000      $ 4,777,000   $47,877,000
                                  ===========     ==========      ===========   ===========

13. SEVERANCE AND OTHER CHARGES

     In fiscal 1999, the Company reduced headquarters support staff by approximately 20% (19 individuals) which resulted in a charge of $436,000. Additionally, a charge of $816,000 was made during fiscal 1999 to fully provide for the future payments due to two former officers under deferred compensation agreements that extend beyond the period in which services are expected to be rendered. Payments pursuant to that charge will be made through 2004.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 1999 and 1998 were as follows: (in thousands except per share amounts)

                                                              FISCAL 1999
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Revenues.......................................  $11,368   $13,892   $14,419   $14,953
                                                 =======   =======   =======   =======
Gross Profit...................................  $ 4,876   $ 5,750   $ 5,805   $ 6,329
                                                 =======   =======   =======   =======
Net Earnings (Loss)............................  $   292   $   107   $  (557)  $   434
                                                 =======   =======   =======   =======
Net Earnings (Loss) per Share -- Basic.........  $  0.04   $  0.01   $ (0.07)  $  0.05
                                                 =======   =======   =======   =======
Net Earnings (Loss) per Share -- Diluted.......  $  0.04   $  0.01   $ (0.07)  $  0.05
                                                 =======   =======   =======   =======

                          TEAM, INC. AND SUBSIDIARIES

                                                              FISCAL 1998
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Revenues.......................................  $10,229   $11,717   $11,483   $12,028
                                                 =======   =======   =======   =======
Gross Profit...................................  $ 4,178   $ 5,130   $ 4,739   $ 5,477
                                                 =======   =======   =======   =======
Net Earnings...................................  $   107   $   528   $   315   $   443
                                                 =======   =======   =======   =======
Net Earnings per Share -- Basic................  $  0.02   $  0.09   $  0.05   $  0.07
                                                 =======   =======   =======   =======
Net Earnings per Share -- Diluted..............  $  0.02   $  0.09   $  0.05   $  0.07
                                                 =======   =======   =======   =======

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                   PART III.

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 1999, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    14
Consolidated Balance Sheets -- May 31, 1999 and 1998........    15
Consolidated Statements of Operations -- Years ended May 31,
  1999, 1998 and 1997.......................................    16
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 1999, 1998 and 1997.........................    17
Consolidated Statements of Cash Flows -- Years ended May 31,
  1999, 1998 and 1997.......................................    18
Notes to Consolidated Financial Statements..................    19

     2. FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER
        -------
         3(a)            -- Second Restated Articles of Incorporation of the Company
                            (as amended through August 31, 1999)
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663).
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928).
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990).
        10(a)*#          -- Team, Inc. Amended and Restated 1987 Restricted Stock
                            Option Plan dated December 16, 1991 (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended February 28, 1994).

        EXHIBIT
         NUMBER
        -------
        10(b)*#          -- Fourth Amendment to Team, Inc. Amended and Restated 1987
                            Restricted Stock Option Plan (filed as Exhibit 10.1 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1995).
        10(c)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990).
        10(d)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996).
        10(e)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996).
        10(f)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996).
        10(g)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(m) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(h)*#          -- Amendment dated January 29, 1998, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(k) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(i)*           -- Team, Inc. 1992 Stock Option Plan for Key Employees of
                            Acquired Business effective January 1992 (filed as
                            Exhibit 10(r) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1992) (filed as Exhibit
                            10(dd) to the Company's Annual Report on Form 10-K for
                            the fiscal year ended May 31, 1996).
        10(j)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995 (filed as Exhibit 10(dd) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1996).
        10(k)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996).
        10(l)*           -- Registration Rights Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(v) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997).
        10(m)*           -- Standstill and Voting Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(w) to the Company's Annual Report on
                            Form 10-K for the year ended May 31, 1997).
        10(n)*#          -- Employment Agreement by and between Philip J. Hawk and
                            Team, Inc. dated November 2, 1998 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1998).

        EXHIBIT
         NUMBER
        -------
        10(o)*#          -- Incentive Stock Option Award Agreement by and between
                            Philip J. Hawk and Team, Inc. dated November 2, 1998
                            (filed as Exhibit 10.2 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended November 30, 1998).
        10(p)*#          -- Standard Restricted Stock Option Award Agreement by and
                            between Philip J. Hawk and Team, Inc. dated November 2,
                            1998 (filed as Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(q)*#          -- Price Vested Restricted Stock Option Award Agreement by
                            and between Philip J. Hawk and Team, Inc. dated November
                            2, 1998 (filed as Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(r)*#          -- Stock Purchase Agreement by and between Philip J. Hawk
                            and Team, Inc. dated November 2, 1998 (filed as Exhibit
                            10.5 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended November 30, 1998).
        10(s)*#          -- Employment Termination and Consulting Agreement, by and
                            between Team, Inc. and William A. Ryan, dated effective
                            as of November 1, 1998 (filed as Exhibit 10.6 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended November 30, 1998).
        10(t)#           -- Restricted Stock Award, in the amount of 2,000 shares of the Company's common stock to Kenneth M. Tholan, and
                            1,000 shares of common stock to each of Ted W. Owen,
                            Clark A. Ingram, John P. Kearns and William H. Nelson,
                            effective as October 26, 1998 (only the form of such
                            Restricted Stock Award is made an exhibit, as there are
                            no particular provisions of each such individual's
                            Restricted Stock Award that vary from the form, other
                            than the amounts indicated above).
        10(u)*           -- Construction Loan Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc. (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998).
        10(v)*           -- Modification and Extension Agreement dated February 20,
                            1998, by and between Sterling Bank and Team, Inc. (filed
                            as Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998).
        10(w)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998).
        10(x)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. dated June 9, 1998 (filed
                            as an exhibit to the Company's Current Report on Form 8-K
                            filed June 8, 1998).
        10(y)*           -- Stock Purchase Agreement by and between Team, Inc. and R.
                            LeRoy and Paula Benham, The Climax Portable Machine
                            Tools, Inc. Employee Stock Ownership Plan Trust, Phillip
                            R. Edin, Trustee of the Phillip Edin Living Trust u/t/a
                            dated November 25, 1996, and Terry W. Weigel dated July
                            3, 1998 (filed as Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed September 9, 1998).
        10(z)*           -- First Amendment to Stock Purchase Agreement dated as of
                            July 29, 1998, among Team and R. Leroy and Paula Benham,
                            the Climax Portable Machine Tools, Inc. Employee Stock
                            Ownership Plan Trust, Phillip R. Edin, Trustee of the
                            Phillip Edin Living Trust and Terry W. Weigel (filed as
                            Exhibit 2.2 to the Company's Current Report on Form 8-K
                            filed September 9, 1998).

        EXHIBIT
         NUMBER
        -------
        10(aa)*          -- Second Amendment to Stock Purchase Agreement dated as of
                            August 28, 1998, among Team and R. Leroy and Paula
                            Benham, the Climax Portable Machine Tools, Inc. Employee
                            Stock Ownership Plan Trust, Phillip R. Edin, Trustee of
                            the Phillip Edin Living Trust and Terry W. Weigel (filed
                            as Exhibit 2.3 to the Company's Current Report on Form
                            8-K filed September 9, 1998).
        10(bb)*          -- Form of Stock Purchase Agreement among Team and each of the following minority shareholders of Climax Portable
                            Machine Tools, Inc.: Paul and Gladys Strait, Timothy
                            Benham, Elizabeth Allen, Louise Sperling, Amy Sperling,
                            Melissa Sperling, Sarah Sperling, Emily Sperling, Jodi
                            Strait, and Raelyn Riedlinger (filed as Exhibit 2.4 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(cc)*          -- Credit Agreement dated August 28, 1998 among Team,
                            NationsBank, N.A. and various Financial Institutions
                            named in the Credit Agreement (filed as Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(dd)*          -- Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                            Patrick Manuel and B. Dal Miller (Sellers) dated April 9,
                            1999 providing for the acquisition by Team, Inc. of 100%
                            of the outstanding capital stock of X-Ray Inspection,
                            Inc. (filed as Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended February 28,
                            1999).
        21               -- Subsidiaries of the Company.
        27               -- Financial Data Schedule.

---------------

 * Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     The Company reported one matter reportable on Form 8-K since the beginning of the fourth quarter of fiscal 1999.

          (i) In lieu of filing a Current Report on Form 8-K, the Company reported in its Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 the acquisition of 100% of the outstanding capital stock of X-Ray Inspection, Inc. ("X-Ray"), a Louisiana corporation, from E. Patrick Manuel and B. Dal Miller in consideration for the payment to the sellers of an aggregate of $7.7 million in cash and 595,000 shares of newly issued Company common stock. Additional consideration of up to $2.5 million in cash could be payable to sellers over the next four years if certain increases in operating results are achieved by X-Ray.

          (ii) The Company reported the following financial information on Form 8-K:

             Financial Statements of X-Ray Inspection, Inc.

                Independent Auditors' Report

                Balance Sheets as of December 31, 1998 and 1997

                Statements of Operations for the Years Ended December 31, 1998 and 1997

                Statements of Retained Earnings for the Years Ended December 31, 1998 and 1997

                Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

                Notes to Financial Statements

             Pro Forma Consolidated Financial Information of Team, Inc. (Unaudited)

                Pro Forma Consolidated Balance Sheet as of February 28, 1999

                Pro Forma Consolidated Statement of Operations -- Year Ended May 31, 1998

                Pro Forma Consolidated Statement of Operations -- Nine Months Ended February 28, 1999

                Notes to Pro Forma Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 27, 1999.

                                            TEAM, INC.

                                            By:     /s/ PHILIP J. HAWK

                                              ----------------------------------
                                                        Philip J. Hawk
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


                 /s/ PHILIP J. HAWK                    Chief Executive Officer and      August 27, 1999
-----------------------------------------------------    Director
                  (Philip J. Hawk)

               /s/ GEORGE W. HARRISON                  Director                         August 27, 1999
-----------------------------------------------------
                (George W. Harrison)

              /s/ JACK M. JOHNSON, JR.                 Director                         August 27, 1999
-----------------------------------------------------
               (Jack M. Johnson, Jr.)

               /s/ E. THEODORE LABORDE                 Director                         August 27, 1999
-----------------------------------------------------
                (E. Theodore Laborde)

                 /s/ WILLIAM A. RYAN                   Director                         August 27, 1999
-----------------------------------------------------
                  (William A. Ryan)

                 /s/ LOUIS A. WATERS                   Director                         August 27, 1999
-----------------------------------------------------
                  (Louis A. Waters)

               /s/ SIDNEY B. WILLIAMS                  Director                         August 27, 1999
-----------------------------------------------------
                (Sidney B. Williams)

                   /s/ TED W. OWEN                     Vice President Chief Financial   August 27, 1999
-----------------------------------------------------    Officer (Principal Financial
                    (Ted W. Owen)                        Officer and Principal
                                                         Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3(a)            -- Second Restated Articles of Incorporation of the Company
                            (as amended through August 31, 1999)
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663).
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928).
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990).
        10(a)*#          -- Team, Inc. Amended and Restated 1987 Restricted Stock
                            Option Plan dated December 16, 1991 (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended February 28, 1994).
        10(b)*#          -- Fourth Amendment to Team, Inc. Amended and Restated 1987
                            Restricted Stock Option Plan (filed as Exhibit 10.1 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1995).
        10(c)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990).
        10(d)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996).
        10(e)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996).
        10(f)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996).
        10(g)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(m) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(h)*#          -- Amendment dated January 29, 1998, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(k) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(i)*           -- Team, Inc. 1992 Stock Option Plan for Key Employees of
                            Acquired Business effective January 1992 (filed as
                            Exhibit 10(r) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1992) (filed as Exhibit
                            10(dd) to the Company's Annual Report on Form 10-K for
                            the fiscal year ended May 31, 1996).
        10(j)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995 (filed as Exhibit 10(dd) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(k)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996).
        10(l)*           -- Registration Rights Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(v) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997).
        10(m)*           -- Standstill and Voting Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(w) to the Company's Annual Report on
                            Form 10-K for the year ended May 31, 1997).
        10(n)*#          -- Employment Agreement by and between Philip J. Hawk and
                            Team, Inc. dated November 2, 1998 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1998).
        10(o)*#          -- Incentive Stock Option Award Agreement by and between
                            Philip J. Hawk and Team, Inc. dated November 2, 1998
                            (filed as Exhibit 10.2 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended November 30, 1998).
        10(p)*#          -- Standard Restricted Stock Option Award Agreement by and
                            between Philip J. Hawk and Team, Inc. dated November 2,
                            1998 (filed as Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(q)*#          -- Price Vested Restricted Stock Option Award Agreement by
                            and between Philip J. Hawk and Team, Inc. dated November
                            2, 1998 (filed as Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(r)*#          -- Stock Purchase Agreement by and between Philip J. Hawk
                            and Team, Inc. dated November 2, 1998 (filed as Exhibit
                            10.5 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended November 30, 1998).
        10(s)*#          -- Employment Termination and Consulting Agreement, by and
                            between Team, Inc. and William A. Ryan, dated effective
                            as of November 1, 1998 (filed as Exhibit 10.6 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended November 30, 1998).
        10(t)#           -- Restricted Stock Award, in the amount of 2,000 shares of the Company's common stock to Kenneth M. Tholan, and
                            1,000 shares of common stock to each of Ted W. Owen,
                            Clark A. Ingram, John P. Kearns and William H. Nelson,
                            effective as October 26, 1998 (only the form of such
                            Restricted Stock Award is made an exhibit, as there are
                            no particular provisions of each such individual's
                            Restricted Stock Award that vary from the form, other
                            than the amounts indicated above).
        10(u)*           -- Construction Loan Agreement dated February 20, 1998, by and between Sterling Bank and Team, Inc. (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998).
        10(v)*           -- Modification and Extension Agreement dated February 20,
                            1998, by and between Sterling Bank and Team, Inc. (filed
                            as Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended February 28, 1998).
        10(w)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(x)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. dated June 9, 1998 (filed
                            as an exhibit to the Company's Current Report on Form 8-K
                            filed June 8, 1998).
        10(y)*           -- Stock Purchase Agreement by and between Team, Inc. and R.
                            LeRoy and Paula Benham, The Climax Portable Machine
                            Tools, Inc. Employee Stock Ownership Plan Trust, Phillip
                            R. Edin, Trustee of the Phillip Edin Living Trust u/t/a
                            dated November 25, 1996, and Terry W. Weigel dated July
                            3, 1998 (filed as Exhibit 2.1 to the Company's Current
                            Report on Form 8-K filed September 9, 1998).
        10(z)*           -- First Amendment to Stock Purchase Agreement dated as of
                            July 29, 1998, among Team and R. Leroy and Paula Benham,
                            the Climax Portable Machine Tools, Inc. Employee Stock
                            Ownership Plan Trust, Phillip R. Edin, Trustee of the
                            Phillip Edin Living Trust and Terry W. Weigel (filed as
                            Exhibit 2.2 to the Company's Current Report on Form 8-K
                            filed September 9, 1998).
        10(aa)*          -- Second Amendment to Stock Purchase Agreement dated as of
                            August 28, 1998, among Team and R. Leroy and Paula
                            Benham, the Climax Portable Machine Tools, Inc. Employee
                            Stock Ownership Plan Trust, Phillip R. Edin, Trustee of
                            the Phillip Edin Living Trust and Terry W. Weigel (filed
                            as Exhibit 2.3 to the Company's Current Report on Form
                            8-K filed September 9, 1998).
        10(bb)*          -- Form of Stock Purchase Agreement among Team and each of the following minority shareholders of Climax Portable
                            Machine Tools, Inc.: Paul and Gladys Strait, Timothy
                            Benham, Elizabeth Allen, Louise Sperling, Amy Sperling,
                            Melissa Sperling, Sarah Sperling, Emily Sperling, Jodi
                            Strait, and Raelyn Riedlinger (filed as Exhibit 2.4 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(cc)*          -- Credit Agreement dated August 28, 1998 among Team,
                            NationsBank, N.A. and various Financial Institutions
                            named in the Credit Agreement (filed as Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(dd)*          -- Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                            Patrick Manuel and B. Dal Miller (Sellers) dated April 9,
                            1999 providing for the acquisition by Team, Inc. of 100%
                            of the outstanding capital stock of X-Ray Inspection,
                            Inc. (filed as Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended February 28,
                            1999).
        21               -- Subsidiaries of the Company.
        27               -- Financial Data Schedule.

---------------

 * Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.