Form 10-Q
period 1999-08-31
TEAM INC
filed 1999-10-14
CIK 318833

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               AUGUST 31, 1999
                                ----------------------------------------------

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to
                          ------------------------     -----------------------

Commission file number                 0-9950
                          ----------------------------------------------------

                                 TEAM, INC.
           (Exact name of registrant as specified in its charter)


           Texas                                        74-1765729
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


200 Hermann Drive, Alvin, Texas                            77511
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (281) 331-6154
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

                 Yes  [X]            No [ ]

On October 4, 1999, there were 8,234,954 shares of the Registrant's common stock outstanding.

                                 TEAM, INC.

                                   INDEX

PART I.   FINANCIAL INFORMATION                                               Page No.
          Item 1.    Financial Statements

                     Consolidated Condensed Balance Sheets --                     1
                     August 31, 1999 (Unaudited) and May 31, 1999

                     Consolidated Condensed Statements of Operations
                     (Unaudited) --                                               2
                       Three Months Ended
                       August 31, 1999 and 1998

                     Consolidated Condensed Statements of Cash Flows
                     (Unaudited) --                                               3
                       Three Months Ended
                       August 31, 1999 and 1998

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                         4

          Item 2.    Management's Discussion and Analysis                         7
                     of Financial Condition and
                     Results of Operations

          Item 3.    Quantitative and Qualitative Disclosure                     9
                     about Market Risk



PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                            10

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                             August 31,              May 31,
                                     ASSETS                                     1999                   1999
                                                                           -------------          -------------
                                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                                              $     559,000           $  1,035,000
  Accounts receivable, net of allowance for doubtful
    accounts of $191,000 and $297,000                                       11,520,000             10,726,000
  Inventories                                                                8,421,000              8,566,000
  Income tax receivable                                                         60,000                 87,000
  Deferred income taxes                                                        709,000                709,000
  Prepaid expenses and other current assets                                    850,000                512,000
                                                                         -------------           ------------
      Total Current Assets                                                  22,119,000             21,635,000
  Property, Plant and Equipment:
    Land and buildings                                                      10,005,000              9,996,000
    Machinery and equipment                                                 17,253,000             17,100,000
                                                                         -------------           ------------
                                                                            27,258,000             27,096,000
  Less accumulated depreciation and amortization                            14,110,000             13,600,000
                                                                         -------------           ------------
                                                                            13,148,000             13,496,000
Goodwill, net of accumulated amortization
    of $172,000 and $100,000                                                10,697,000             10,769,000
Other Assets                                                                 1,582,000              1,526,000
Restricted Cash                                                                451,000                451,000
                                                                         -------------           ------------
      Total Assets                                                       $  47,997,000           $ 47,877,000
                                                                         =============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                      $     953,000           $    948,000
  Accounts payable                                                             622,000              1,104,000
  Other accrued liabilities                                                  3,429,000              3,735,000
                                                                         -------------           ------------
      Total Current Liabilities                                              5,004,000              5,787,000

Deferred income taxes                                                          228,000                228,000
Long-term Debt and Other Obligations                                        21,277,000             20,518,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                           0                      0
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,244,654 and 8,213,652 shares issued at
    August 31, 1999 and May 31, 1999, respectively                           2,473,000              2,464,000
  Additional paid-in capital                                                32,081,000             32,000,000
  Accumulated deficit                                                      (12,926,000)           (12,972,000)
  Unearned compensation                                                        (43,000)               (51,000)
  Treasury stock at cost, 9,700 shares                                         (97,000)               (97,000)
                                                                         -------------           ------------
      Total Stockholders' Equity                                            21,488,000             21,344,000
                                                                         -------------           ------------
      Total Liabilities and Stockholders' Equity                         $  47,997,000           $ 47,877,000
                                                                         =============           ============

    See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended
                                                                            August 31,
                                                                --------------------------------
                                                                   1999                 1998
                                                                -----------         ------------
Revenues                                                      $  15,410,000     $  11,368,000
Operating expenses                                                8,915,000         6,492,000
                                                              -------------     -------------
Gross Margin                                                      6,495,000         4,876,000
Selling, general and administrative expenses                      6,045,000         4,241,000
                                                              -------------     -------------
Earnings from operations                                            450,000           635,000
Interest                                                            377,000            95,000
                                                              -------------     -------------
Income before income taxes                                           73,000           540,000
Provision for income taxes                                           27,000           248,000
                                                              -------------     -------------
Net income                                                    $      46,000     $     292,000
                                                              -------------     -------------
Net income per common share:
  Basic                                                       $        0.01     $        0.04
                                                              -------------     -------------
  Diluted                                                     $        0.01     $        0.04
                                                              -------------     -------------
Weighted average number of shares outstanding:
  Basic                                                           8,221,000         7,192,000
                                                              -------------     -------------
  Diluted                                                         8,351,000         7,485,000
                                                              -------------     -------------

    See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     August 31,
                                                                          -------------------------------
                                                                               1999             1998
                                                                           ------------     -------------
Cash Flows from Operating Activities:
  Net income                                                               $     46,000     $    292,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                               771,000          399,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                                    (794,000)       1,666,000
        Inventories                                                             145,000          (21,000)
        Prepaid expenses and other current assets                              (338,000)        (221,000)
        Income taxes receivable                                                  27,000                0
      Increase (decrease):
        Accounts payable                                                       (482,000)        (359,000)
        Other accrued liabilities                                              (240,000)        (193,000)
        Income taxes payable                                                          0           54,000
                                                                           ------------     ------------
Net cash (used in) provided by operating activities                            (865,000)       1,617,000

Cash Flows From Investing Activities:
  Capital expenditures                                                         (242,000)        (661,000)
  Disposal of property and equipment                                             29,000                0
  Other                                                                        (194,000)        (319,000)
  Acquisition of Climax, net of cash and equivalents acquired                         0       (6,503,000)
  Payments of Climax notes payable at acquisition date                                0       (2,897,000)
                                                                           ------------     ------------
Net cash used in investing activities                                          (407,000)     (10,380,000)

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations               (212,000)      (2,629,000)
  Proceeds from issuance of long-term debt                                      910,000        8,695,000
  Issuance of common stock                                                       98,000        3,228,000
                                                                           ------------     ------------
Net cash provided by financing activities                                       796,000        9,294,000
                                                                           ------------     ------------
Net (decrease) increase in cash and cash equivalents                           (476,000)         531,000
Cash and cash equivalents at beginning of year                                1,035,000        1,355,000
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $    559,000     $  1,886,000
                                                                           ------------     ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $    356,000     $    120,000
                                                                           ------------     ------------
  Income taxes paid                                                        $      8,000     $    213,000
                                                                           ------------     ------------

Supplemental schedule of noncash investing and financing activities:
  In connection with the acquisition of Climax Portable Machine Tools, Inc., effective August 31, 1998, the Company issued 200,000 shares of its common stock with an assigned value of $4.00 per share.



    See notes to unaudited consolidated condensed financial statements.

                        TEAM, INC. AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS


1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 1999 is derived from the May 31, 1999 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 1999.

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

2.   Dividends

         No dividends were paid during the first three months of fiscal 2000 or 1999. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

3.   Long-Term Debt and Other Obligations

         Long-term obligations consist of:

                                          August 31,               May 31,
                                             1999                   1999
                                        ------------------------------------
Revolving credit agreement              $  8,380,000            $  7,470,000
Term notes                                11,276,000              11,307,000
Capital lease obligations                    215,000                 238,000
Agreements with former officers            1,576,000               1,657,000
Deferred compensation                        451,000                 451,000
Other                                        332,000                 343,000
                                        ------------            ------------
                                          22,230,000              21,466,000
Less current portion                         953,000                 948,000
                                        ------------            ------------
      Total                             $ 21,277,000            $ 20,518,000

         Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due September 30, 2001. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 beginning December 31, 1999, with the remaining principal balance to be paid on the term loans maturity date of September 30, 2003. Amounts borrowed against the mortgage loan are to be repaid in quarterly installments in the amount of $31,000 beginning December 31, 1998, with the remaining principal balance to be paid on the mortgage loan maturity date of September 30, 2008. Amounts outstanding under this facility bear interest at a marginal rate over the LIBOR rate or prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The effective rate on outstanding borrowings under the new agreement is approximately 7.3%.

         In October 1998, the Company entered into an interest rate swap transaction on $4,500,000 of the outstanding term loans, exchanging a floating LIBOR rate (5.3% at the time of the swap) for a fixed rate of 5.19%. The maturity of this swap agreement is September 30, 2003. In December 1998, the Company executed two additional swap transactions related to $1,800,000 borrowed against the mortgage loan and to $2,000,000 of the amount outstanding under the revolver. A floating LIBOR rate (5.25% at the time of these swap transactions) was exchanged for fixed rates of 5.24% and 5.19% on the $1,800,000 and $2,000,000 notional amounts, respectively. The maturity of these swap agreements is December 31, 2001.

         Loans under the Company's bank credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At August 31, 1999, the Company was in compliance with all credit facility covenants.

4.   Earnings Per Share

         The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                         Three months ended August 31, 1999                  Three months ended August 31, 1998
                                    --------------------------------------------       --------------------------------------------
                                      Income             Shares        Per-Share          Income           Shares         Per-Share
                                    (Numerator)      (Denominator)       Amount        (Numerator)     (Denominator)        Amount
                                    -----------      ------------      ---------       -----------     -------------      ---------
Basic EPS:
  Net income                       $    46,000         8,221,000         $ 0.01        $  292,000        7,192,000         $   0.04
Effect of Dilutive Securities:
  Options                               -                130,000                                -          293,000
                                   -----------         ---------                       ----------        ---------
Diluted EPS:
  Net income                       $    46,000         8,351,000          $0.01        $  292,000        7,485,000         $   0.04
                                   ===========         =========                       ==========        =========

5.   Industry Segment Information

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

         The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the following schedule. Interest is not allocated to the segments.

     THREE MONTHS ENDED AUGUST 31, 1999

                                               Industrial       Equipment      Corporate
                                                Services     Sales& Rentals     & Other          Total
                                               ----------    --------------    ---------      ------------
Revenues                                      $12,915,000     $ 2,495,000              -      $ 15,410,000
Operating expenses                              7,546,000       1,369,000              -         8,915,000
                                              -----------     -----------   ------------      ------------
Gross margin                                    5,369,000       1,126,000              -         6,495,000
Selling, general and administrative
 expenses                                       4,143,000       1,040,000        862,000         6,045,000
                                              -----------     -----------   ------------      ------------
Earnings before interest & taxes                1,226,000          86,000       (862,000)          450,000
Interest                                            -                -           377,000           377,000
                                              -----------     -----------   ------------      ------------
Earnings before income taxes                    1,226,000          86,000     (1,239,000)           73,000
                                              ===========     ===========   ============      ============
Depreciation and amortization                     433,000         226,000        112,000           771,000
                                              ===========     ===========   ============      ============
Capital expenditures                              220,000          17,000          5,000           242,000
                                              ===========     ===========   ============      ============
Identifiable assets                           $35,115,000     $ 8,191,000   $  4,691,000      $ 47,997,000
                                              ===========     ===========   ============      ============

     THREE MONTHS ENDED AUGUST 31, 1998

                                               Industrial       Equipment      Corporate
                                                Services     Sales& Rentals     & Other          Total
                                               ----------    --------------    ---------      ------------
Revenues                                      $11,368,000               -              -      $ 11,368,000
Operating expenses                              6,492,000               -              -         6,492,000
                                              -----------     -----------   ------------      ------------
Gross margin                                    4,876,000               -              -         4,876,000
Selling, general and administrative
  expenses                                      3,079,000               -      1,162,000         4,241,000
                                              -----------     -----------   ------------      ------------
Earnings before interest & taxes                1,797,000               -     (1,162,000)          635,000
Interest                                                -               -         95,000            95,000
                                              -----------     -----------   ------------      ------------
Earnings before income taxes                    1,797,000               -     (1,257,000)          540,000
                                              ===========     ===========   ============      ============
Depreciation and amortization                     297,000               -        102,000           399,000
                                              ===========     ===========   ============      ============
Capital expenditures                              163,000               -        498,000           661,000
                                              ===========     ===========   ============      ============
Identifiable assets                           $23,777,000     $ 8,290,000   $  6,046,000      $ 38,113,000
                                              ===========     ===========   ============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 1998

Revenues for the quarter ended August 31, 1999 were $15.4 million compared to $11.4 million for the corresponding period of 1998. The $4.0 million increase is entirely attributable to the inclusion, in 1999, of the operating results of Climax Portable Machine Tools, Inc. ("Climax") and X-Ray Inspection, Inc., ("XRI"), which were both acquired in the fiscal year ended May 31, 1999. Operating results for the August 1998 quarter do not include Climax or XRI, since they were acquired after the end of the first quarter in fiscal 1999.

Earnings before interest and taxes was $450,000 in the 1999 quarter compared to $635,000 in 1998. The decline is generally attributable a to reduction in operating profits of $570,000 in the industrial services business segment, offset by a $300,000 improvement in corporate general and administrative costs and $86,000 of operating income from Climax (equipment sales and rental segment).

Operating income from the industrial services segment was $1,226,000 in the 1999 quarter as compared to $1,797,000 in the 1998 quarter, a decline of $571,000. The decline from 1998 is directly attributable to a softening in the market for the Company's traditional industrial services, particularly in the refining and petrochemical industries, which resulted in shrinking volumes and margins in the 1999 quarter. While the market was softening for traditional services, field based support personnel were being added to support new field machining and technical bolting service lines. The impact of reduced operating margins and higher support costs in the traditional industrial service lines was mitigated by the addition of XRI's inspection services in the 1999 quarter, which contributed over $400,000 to operating income. In August, 1999 management took steps to re-balance human resources with existing business conditions, which will reduce operating costs by approximately $100,000 per month.

Interest expense in the first quarter of 1999 was $377,000 compared to $95,000 for the same quarter of 1998. The increase of $282,000 is directly associated with borrowings in connection with the Climax and XRI acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1999, the Company's working capital totaled $17.1 million, an increase of $1.3 million since May 31, 1999. As of August 31, 1999, cash and cash equivalents totaled $559,000, a decrease of $476,000 since May 31, 1999. The cash decrease is primarily reflective of a change in cash management features associated with the Company's new credit facility, whereby excess operating funds are automatically used to reduce the amount outstanding under the revolving facility. See "Consolidated Statements of Cash Flows" for additional detail.

     At August 31, 1999, approximately $2.8 million was available under the revolving credit facility.

     In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity and capital needs. Management believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

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

State of Readiness--The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness. Based on the assessment, a Year 2000 Plan was developed and , effective February 1, 1999, the Company substantially completed a comprehensive project to upgrade its information, technology, and manufacturing facilities' computer hardware and software to programs that address the Year 2000 problem. The new hardware and packaged software was purchased from large vendors who have represented that the systems are already Year 2000 compliant.

     With respect to the plant systems, including automation and embedded chips used in manufacturing operations, The Company is relying on vendor certification and testing.

     With respect to the external parties, including suppliers and customers, the Company's Year 2000 compliance team is in the process of surveying the Year 2000 readiness efforts of critical external parties.

Cost--The total estimated cost for the Company's Year 2000 readiness efforts is $950,000, which consists primarily of a new management information system that was implemented during February and March 1999.

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

     The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. It's ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. The Company currently has not yet developed any contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no other material quantitative or qualitative changes during the first three months of fiscal 2000 in the Company's market risk sensitive instruments.

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


                                         TEAM, INC
                                         (Registrant)


Date:  October 14, 1999

                                         /s/PHILIP J. HAWK
                                         ------------------------------------
                                         Philip J. Hawk
                                         Chief Executive Officer and Director

                                         /s/TED W. OWEN
                                         ------------------------------------
                                         Ted W. Owen, Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit
Number   Description


(27)              Financial Data Schedule.