Form 10-Q
period 1999-11-30
TEAM INC
filed 2000-01-14
CIK 318833

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended          NOVEMBER 30, 1999
                                        ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period               to
                                   -------------    ------------

         Commission file number                  0-9950
                                ------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Texas                                   74-1765729
--------------------------------------------   ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


200 Hermann Drive, Alvin, Texas                             77511
--------------------------------------------   ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (281) 331-6154
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

                  Yes    X                      No
                     ---------                     ---------

On January 4, 2000, there were 8,247,254 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

         PART I.           FINANCIAL INFORMATION                                               Page No.
                                                                                              ----------
                           Item 1.    Financial Statements

                                      Consolidated Condensed Balance Sheets --                     1
                                        November 30, 1999 (Unaudited) and May 31, 1999

                                      Consolidated Condensed Statements of Operations
                                      (Unaudited) --                                               2
                                        Three Months Ended
                                        November 30, 1999 and 1998
                                        Six Months Ended
                                        November 30, 1999 and 1998

                                      Consolidated Condensed Statements of Cash Flows
                                      (Unaudited) --                                               3
                                        Six Months Ended
                                        November 30, 1999 and 1998

                                      Notes to Unaudited Consolidated Condensed
                                      Financial Statements                                         4

                           Item 2.    Management's Discussion and Analysis                         8
                                        of Financial Condition and
                                        Results of Operations

                           Item 3.     Quantitative and Qualitative Disclosure                     9
                                        about Market Risk



         PART II.          OTHER INFORMATION

                           Item 4.    Submission of Matters to a Vote of Security Holders         10

                           Item 6.    Exhibits and Reports on Form 8-K                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               NOVEMBER 30,      MAY 31,
                                   ASSETS                          1999            1999
                                                               ------------    ------------
                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                    $    521,000    $  1,035,000
  Accounts receivable, net of allowance for doubtful
    accounts of $290,000 and $297,000                            12,417,000      10,726,000
  Inventories                                                     8,162,000       8,566,000
  Income tax receivable                                                   0          87,000
  Deferred income taxes                                             709,000         709,000
  Prepaid expenses and other current assets                         995,000         512,000
                                                               ------------    ------------
      Total Current Assets                                       22,804,000      21,635,000
  Property, Plant and Equipment:
    Land and buildings                                           10,027,000       9,996,000
    Machinery and equipment                                      17,493,000      17,100,000
                                                               ------------    ------------
                                                                 27,520,000      27,096,000
  Less accumulated depreciation and amortization                 14,593,000      13,600,000
                                                               ------------    ------------
                                                                 12,927,000      13,496,000
Goodwill, net of accumulated amortization
    of $236,000 and $100,000                                     10,705,000      10,769,000
Other Assets                                                      1,714,000       1,526,000
Restricted Cash                                                     451,000         451,000
                                                               ------------    ------------
      Total Assets                                             $ 48,601,000    $ 47,877,000
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                            $    957,000    $    948,000
  Accounts payable                                                1,102,000       1,104,000
  Other accrued liabilities                                       3,920,000       3,735,000
  Income taxes payable                                              187,000               0
                                                               ------------    ------------
      Total Current Liabilities                                   6,166,000       5,787,000

Deferred income taxes                                               228,000         228,000
Long-term Debt and Other Obligations                             20,331,000      20,518,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                0               0
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,256,954 and 8,213,652 shares issued at
    November 30, 1999 and May 31, 1999, respectively              2,477,000       2,464,000
  Additional paid-in capital                                     32,103,000      32,000,000
  Accumulated deficit                                           (12,570,000)    (12,972,000)
  Unearned compensation                                             (37,000)        (51,000)
  Treasury stock at cost, 9,700 shares                              (97,000)        (97,000)
                                                               ------------    ------------
      Total Stockholders' Equity                                 21,876,000      21,344,000
                                                               ------------    ------------
      Total Liabilities and Stockholders' Equity               $ 48,601,000    $ 47,877,000
                                                               ============    ============


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        NOVEMBER 30,                NOVEMBER 30,
                                                 -------------------------   -------------------------
                                                    1999          1998          1999          1998
                                                 -----------   -----------   -----------   -----------
Revenues                                         $16,337,000   $13,892,000   $31,747,000   $25,260,000
Operating expenses                                 9,086,000     8,142,000    18,001,000    14,634,000
                                                 -----------   -----------   -----------   -----------
Gross Margin                                       7,251,000     5,750,000    13,746,000    10,626,000
Selling, general and administrative expenses       6,168,000     5,302,000    12,213,000     9,543,000
                                                 -----------   -----------   -----------   -----------
Earnings from operations                           1,083,000       448,000     1,533,000     1,083,000
Interest                                             411,000       210,000       788,000       305,000
                                                 -----------   -----------   -----------   -----------
Income before income taxes                           672,000       238,000       745,000       778,000
Provision for income taxes                           316,000       131,000       343,000       379,000
                                                 -----------   -----------   -----------   -----------
Net income                                       $   356,000   $   107,000   $   402,000   $   399,000
                                                 ===========   ===========   ===========   ===========

Net income per common share:
  Basic                                          $      0.04   $      0.01   $      0.05   $      0.05
                                                 ===========   ===========   ===========   ===========
  Diluted                                        $      0.04   $      0.01   $      0.05   $      0.05
                                                 ===========   ===========   ===========   ===========

Weighted average number of shares outstanding:
  Basic                                            8,238,000     7,509,000     8,230,000     7,350,000
                                                 ===========   ===========   ===========   ===========
  Diluted                                          8,285,000     7,680,000     8,311,000     7,598,000
                                                 ===========   ===========   ===========   ===========


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                       $    402,000    $    399,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                     1,511,000       1,040,000
    Loss (gain) on sale of assets                                             0         (14,000)
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                          (1,691,000)        466,000
        Inventories                                                     404,000         253,000
        Prepaid expenses and other current assets                      (483,000)         51,000
        Income taxes receivable                                          87,000               0
      Increase (decrease):
        Accounts payable                                                 (2,000)        172,000
        Other accrued liabilities                                       244,000         166,000
        Income taxes payable                                            187,000        (158,000)
                                                                   ------------    ------------
Net cash provided by operating activities                               659,000       2,375,000

Cash Flows From Investing Activities:
  Capital expenditures                                                 (575,000)     (1,790,000)
  Disposal of property and equipment                                     41,000          74,000
  Other                                                                (532,000)       (374,000)
  Acquisition of Climax, net of cash and equivalents acquired                 0      (6,746,000)
  Payments of Climax notes payable at acquisition date                        0      (2,893,000)
                                                                   ------------    ------------
Net cash used in investing activities                                (1,066,000)    (11,729,000)

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations       (237,000)     (5,070,000)
  Proceeds from issuance of long-term debt                                    0      10,708,000
  Issuance of common stock                                              130,000       3,391,000
                                                                   ------------    ------------
Net cash provided by (used in) financing activities                    (107,000)      9,029,000
                                                                   ------------    ------------

Net decrease in cash and cash equivalents                              (514,000)       (325,000)
Cash and cash equivalents at beginning of year                        1,035,000       1,355,000
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $    521,000    $  1,030,000
                                                                   ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $    754,000    $    235,000
                                                                   ============    ============
  Income taxes paid                                                $     69,000    $    731,000
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

2.   Dividends

         No dividends were paid during the first six months of fiscal 2000 or 1999. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.



3.   Long-Term Debt and Other Obligations

         Long-term obligations consist of:

                                 November 30,     May 31,
                                     1999           1999
                                 ------------   -----------
Revolving credit agreement       $  7,590,000   $ 7,470,000
Term notes                         11,245,000    11,307,000
Capital lease obligations             191,000       238,000
Agreements with former officers     1,491,000     1,657,000
Deferred compensation                 451,000       451,000
Other                                 320,000       343,000
                                 ------------   -----------
                                   21,288,000    21,466,000
Less current portion                  957,000       948,000
                                 ------------   -----------
      Total                      $ 20,331,000   $20,518,000
                                 ============   ===========

         Effective August 26, 1998, the Company entered into a new credit facility with a new primary lender in the amount of $24,000,000. This new facility provides for (i) a $12,500,000 revolving loan, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance existing real estate indebtedness. Amounts borrowed under the revolving credit loan are due September 30, 2001. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 beginning December 31, 1999, with the remaining principal balance to be paid on the term loans maturity date of September 30, 2003. Amounts borrowed against the mortgage loan are to be repaid in quarterly installments in the amount of $31,000 beginning December 31, 1998, with the remaining principal balance to be paid on the mortgage loan maturity date of September 30, 2008. Amounts outstanding under this facility bear interest at a marginal rate over the LIBOR rate or prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The effective rate on outstanding borrowings under the new agreement is approximately 8.1%.

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

         Loans under the Company's bank credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At November 30, 1999, the Company was in compliance with all credit facility covenants.

4.   Earnings Per Share

         The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                    Three months ended November 30, 1999      Three months ended November 30, 1998
                                   ----------------------------------------  ---------------------------------------
                                       Income        Shares       Per-Share     Income         Shares      Per-Share
                                     (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)    Amount
                                   ------------- --------------- ----------  ------------- --------------- ---------
Basic EPS:
  Net income                         $ 356,000      8,238,000      $ 0.04      $ 107,000       7,509,000     $0.01
Effect of Dilutive Securities:
  Options                                   --         47,000                         --         171,000
                                     ---------     ----------                 ----------      ----------
Diluted EPS:
  Net income                         $ 356,000      8,285,000      $ 0.04     $  107,000       7,680,000     $0.01
                                     =========     ==========                 ==========      ==========


                                     Six months ended November 30, 1999        Six months ended November 30, 1998
                                   ----------------------------------------  ---------------------------------------
                                       Income        Shares       Per-Share     Income         Shares      Per-Share
                                     (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)    Amount
                                   ------------- --------------- ----------  ------------- --------------- ---------
Basic EPS:
  Net income                         $ 402,000      8,230,000      $ 0.05      $ 399,000       7,350,000     $0.05
Effect of Dilutive Securities:
  Options                                   --         81,000                         --         248,000
                                     ---------     ----------                  ---------      ----------
Diluted EPS:
  Net income                         $ 402,000      8,311,000      $ 0.05      $ 399,000       7,598,000     $0.05
                                     =========     ==========                  =========      ==========

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

THREE MONTHS ENDED NOVEMBER 30, 1999

                                   Industrial       Equipment      Corporate
                                    Services     Sales & Rentals    & Other         Total
                                   -----------   ---------------  -----------    -----------
Revenues                           $13,807,000   $    2,530,000   $         0    $16,337,000
                                   ===========   ==============   ===========    ===========
Earnings before interest & taxes     2,030,000           70,000    (1,017,000)     1,083,000
Interest                                     0                0       411,000        411,000
                                   -----------   --------------   -----------    -----------
Earnings before income taxes         2,030,000           70,000    (1,428,000)       672,000
                                   ===========   ==============   ===========    ===========
Depreciation and amortization          429,000          224,000        87,000        740,000
                                   ===========   ==============   ===========    ===========
Capital expenditures                   190,000          122,000        21,000        333,000
                                   ===========   ==============   ===========    ===========
Identifiable assets                $36,266,000   $    7,727,000   $ 4,608,000    $48,601,000
                                   ===========   ==============   ===========    ===========


THREE MONTHS ENDED NOVEMBER 30, 1998

                                   Industrial       Equipment      Corporate
                                    Services     Sales & Rentals    & Other         Total
                                   -----------   ---------------  -----------    -----------
Revenues                           $11,637,000   $    2,255,000   $         0    $13,892,000
                                   ===========   ==============   ===========    ===========
Earnings before interest & taxes     1,680,000          (36,000)   (1,196,000)       448,000
Interest                                     0                0       210,000        210,000
                                   -----------   --------------   -----------    -----------
Earnings before income taxes         1,680,000          (36,000)   (1,406,000)       238,000
                                   ===========   ==============   ===========    ===========
Depreciation and amortization          376,000          152,000       113,000        641,000
                                   ===========   ==============   ===========    ===========
Capital expenditures                   830,000           46,000       253,000      1,129,000
                                   ===========   ==============   ===========    ===========
Identifiable assets                $23,473,000   $    8,928,000   $ 6,193,000    $38,594,000
                                   ===========   ==============   ===========    ===========

SIX MONTHS ENDED NOVEMBER 30, 1999

                                   Industrial       Equipment      Corporate
                                    Services     Sales & Rentals    & Other         Total
                                   -----------   ---------------  -----------    -----------

Revenues                           $26,722,000   $    5,025,000   $         0    $31,747,000
                                   ===========   ==============   ===========    ===========
Earnings before interest & taxes     3,256,000          156,000    (1,879,000)     1,533,000
Interest                                     0                0       788,000        788,000
                                   -----------   --------------   -----------    -----------
Earnings before income taxes         3,256,000          156,000    (2,667,000)       745,000
                                   ===========   ==============   ===========    ===========
Depreciation and amortization          852,000          460,000       199,000      1,511,000
                                   ===========   ==============   ===========    ===========
Capital expenditures                   410,000          139,000        26,000        575,000
                                   ===========   ==============   ===========    ===========
Identifiable assets                $36,266,000   $    7,727,000   $ 4,608,000    $48,601,000
                                   ===========   ==============   ===========    ===========


SIX MONTHS ENDED NOVEMBER 30, 1998

                                   Industrial       Equipment      Corporate
                                    Services     Sales & Rentals    & Other         Total
                                   -----------   ---------------  -----------    -----------
Revenues                           $23,005,000   $    2,255,000   $         0    $25,260,000
                                   ===========   ==============   ===========    ===========
Earnings before interest & taxes     3,477,000          (36,000)   (2,358,000)     1,083,000
Interest                                     0                0       305,000        305,000
                                   -----------   --------------   -----------    -----------
Earnings before income taxes         3,477,000          (36,000)   (2,663,000)       778,000
                                   ===========   ==============   ===========    ===========
Depreciation and amortization          673,000          152,000       215,000      1,040,000
                                   ===========   ==============   ===========    ===========
Capital expenditures                   993,000           46,000       751,000      1,790,000
                                   ===========   ==============   ===========    ===========
Identifiable assets                $23,473,000   $    8,928,000   $ 6,193,000    $38,594,000
                                   ===========   ==============   ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED
  TO THREE MONTHS ENDED NOVEMBER 30, 1998

Revenues for the quarter ended November 30, 1999 were $16.3 million compared to $13.9 million for the corresponding period of the preceding year. $1.9 million of the $2.4 million increase is attributable to the inclusion of X Ray Inspection, Inc., ("XRI"), in Team's operating results for the 1999 period. (XRI was acquired in April 1999 and, therefore, was not included in 1998 results).

Earnings before interest and taxes, ("EBIT"), were $1.1 million in the 1999 quarter, an increase of $635 thousand from the EBIT of $448 thousand reported in the 1998 quarter. $350 thousand of the increase was attributable to the industrial services segment and $106 thousand of the increase was attributable to the equipment sales and rental segment. Additionally, reduced corporate general and administrative costs resulted in $179 thousand of improved EBIT.

The addition of XRI's inspection services in the 1999 quarter accounted for $271 thousand of the $350 thousand increase in profitability of the industrial services segment in the 1999 quarter as compared to 1998. Operating profits in Team's traditional service lines improved by $79 thousand in the 1999 quarter on a modest increase in revenues. The $106 thousand improvement in operating results from the equipment sales and rental segment was a result of increased sales and operating margins.

Interest expense in the 1999 quarter was $411 thousand compared to $210 thousand in the same quarter of 1998. The $201 thousand increase is directly associated with borrowings in connection with the XRI acquisition.

SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED
  TO SIX MONTHS ENDED NOVEMBER 30, 1998

Revenues for the six months ended November 30, 1999 of $31.7 million were 26% greater than the $25.3 million reported in 1998. The increase is primarily attributable to the inclusion, in 1999, of the operating results of XRI and of Climax Portable Machine Tools, Inc., ("Climax"), which were both acquired in the fiscal year ended May 31, 1999. Operating results for the six months of 1998 do not include XRI results and Climax results are only included for the second quarter of 1998.

As reported in Form 10-Q for the quarter ended August 31, 1999, first quarter revenues and profits of the industrial services segment were negatively impacted by a softening in the market for the Company's traditional services, particularly in the refining and petrochemical industries. The second quarter of 1999 reflects improved trends in market conditions with traditional industrial service revenues increasing by $892 thousand over the first quarter ended August 31, 1999. The second quarter improvement caused year to date industrial service revenues for the six months ended November 30, 1999 (excluding XRI) to be relatively flat as compared to the same period of 1998.

EBIT for the six months ended November 30, 1999, was $1.5 million, or $450 thousand more than the same period of 1998. XRI results accounted for an increase of $699 thousand and Climax accounted for an increase of $192 thousand. Corporate general and administrative costs were reduced $479 thousand in the 1999 period as compared to 1998, offsetting the impact of the $920 thousand decline in EBIT in traditional industrial services--all of which occurred in the first quarter ended August 31, 1999. As discussed above, the first quarter decline in industrial services profitability was due to a softening in the market for the Company's traditional services while, at the same time, field based personnel were being added to support new field machining and technical bolting service lines. In August 1999, overall personnel levels were reduced to meet the requirements of existing business conditions, which contributed to the improvement in second quarter 1999 results.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1999, the Company's working capital totaled $16.6 million, an increase of approximately $800 thousand since May 31, 1999. As of November 30, 1999, cash and cash equivalents totaled $521 thousand, a decrease of $514 thousand since May 31, 1999. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At November 30, 1999 the outstanding balance under the revolving credit facility was $7.6 million and approximately $3.5 million was available to borrow under the facility.

     In the opinion of management, cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

YEAR 2000 COMPLIANCE

The Company, like other businesses, faced the Year 2000 issue. Effective February 1, 1999, the Company substantially completed a comprehensive project to upgrade its information, technology and manufacturing facilities' computer hardware and software to programs that address the Year 2000 problem. The new hardware and packaged software were purchased from large vendors who represented that the systems are Year 2000 compliant. As of January 10, 2000, the Company has experienced no problems with the Year 2000 rollover.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no other material quantitative or qualitative changes during the first six months of fiscal 2000 in the Company's market risk sensitive instruments.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the Company was held on October 7, 1999. At the meeting, Messrs. Philip J. Hawk and Louis A. Waters were elected to serve as Class I Directors for a term of three years. The votes with respect to the election of each such director were as follows:


          NAME                  FOR          WITHHELD
------------------------    -----------     ----------
  Mr. Philip J. Hawk          7,428,389        444,110
                            -----------     ----------
  Mr. Louis A. Waters         7,429,289        443,210
                            -----------     ----------


The four directors continuing in office until the expiration of their respective terms are Messrs. George W. Harrison, Sidney B. Williams, Jack M. Johnson, Jr. and E. Theodore Laborde.

The shareholders considered and approved an amendment to the 1998 Incentive Stock Option Plan to increase the number of shares of Common Stock which are to be made available for distribution under the plan from 500,000 shares to 1,000,000 shares by the following vote:

    FOR            AGAINST        ABSTAIN
-----------      -----------     ----------
  4,802,825          829,054         16,168
-----------      -----------     ----------


The shareholders also approved the appointment of Deloitte & Touche LLP as independent certified public accountants to audit the Company's accounts for the fiscal year ending May 31, 2000 by the following vote:

    FOR            AGAINST        ABSTAIN
-----------      -----------     ----------
  7,834,106           23,128         15,265
-----------      -----------     ----------

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


                                      TEAM, INC
                                      (Registrant)


Date:  January 14, 2000

                                      /s/ PHILIP J. HAWK
                                      --------------------------------------
                                      Philip J. Hawk
                                      Chief Executive Officer and Director

                                      /s/ TED W. OWEN
                                      --------------------------------------
                                      Ted W. Owen, Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
(27)              Financial Data Schedule.