Form 10-Q
period 2000-02-29
TEAM INC
filed 2000-04-12
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended FEBRUARY 29, 2000
                              -------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________ to __________________

Commission file number 0-9950
                      ---------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                        74-1765729
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


200 Hermann Drive, Alvin, Texas                             77511
----------------------------------------            ----------------------
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

On April 4, 2000, there were 8,247,254 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets --                 1
                  February 29, 2000 (Unaudited) and May 31, 1999

                 Consolidated Condensed Statements of Operations
                 (Unaudited) --                                           2
                  Three Months Ended
                  February 29, 2000 and February 28, 1999
                  Nine Months Ended
                  February 29, 2000 and February 28, 1999

                 Consolidated Condensed Statements of Cash Flows
                 (Unaudited) --                                           3
                  Nine Months Ended
                  February 29, 2000 and February 28 1999

                 Notes to Unaudited Consolidated Condensed
                 Financial Statements                                     4

         Item 2. Management's Discussion and Analysis                     8
                  of Financial Condition and
                  Results of Operations

         Item 3. Quantitative and Qualitative Disclosure                  9
                 about Market Risk



PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                        10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 FEBRUARY 29,       MAY 31,
                                                                                     2000            1999
                                                                                 ------------    ------------
                                                                                 (Unaudited)
                                   ASSETS

Current Assets:
  Cash and cash equivalents                                                      $    710,000    $  1,035,000
  Accounts receivable, net of allowance for doubtful
    accounts of $216,000 and $297,000                                              12,716,000      10,726,000
  Inventories                                                                       7,670,000       8,566,000
  Income tax receivable                                                                     0          87,000
  Deferred income taxes                                                               709,000         709,000
  Prepaid expenses and other current assets                                           839,000         512,000
                                                                                 ------------    ------------
      Total Current Assets                                                         22,644,000      21,635,000
  Property, Plant and Equipment:
    Land and buildings                                                             10,028,000       9,996,000
    Machinery and equipment                                                        17,558,000      17,100,000
                                                                                 ------------    ------------
                                                                                   27,586,000      27,096,000
  Less accumulated depreciation and amortization                                   14,694,000      13,600,000
                                                                                 ------------    ------------
                                                                                   12,892,000      13,496,000
Goodwill, net of accumulated amortization
    of $305,000 and $100,000                                                       10,637,000      10,769,000
Other Assets                                                                        2,024,000       1,526,000
Restricted Cash                                                                       451,000         451,000
                                                                                 ------------    ------------
      Total Assets                                                               $ 48,648,000    $ 47,877,000
                                                                                 ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                              $  1,627,000    $    948,000
  Accounts payable                                                                  1,819,000       1,104,000
  Other accrued liabilities                                                         3,045,000       3,735,000
  Income taxes payable                                                                415,000               0
                                                                                 ------------    ------------
      Total Current Liabilities                                                     6,906,000       5,787,000

Deferred income taxes                                                                 228,000         228,000
Long-term Debt and Other Obligations                                               19,272,000      20,518,000

Stockholders' Equity:
  Preferred stock, cumulative, par value $100 per share,
    500,000 shares authorized, none issued                                                  0               0
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,256,954 and 8,213,652 shares issued at
    February 29, 2000 and May 31, 1999, respectively                                2,477,000       2,464,000
  Additional paid-in capital                                                       32,103,000      32,000,000
  Accumulated deficit                                                             (12,209,000)    (12,972,000)
  Unearned compensation                                                               (32,000)        (51,000)
  Treasury stock at cost, 9,700 shares                                                (97,000)        (97,000)
                                                                                 ------------    ------------
      Total Stockholders' Equity                                                   22,242,000      21,344,000
                                                                                 ------------    ------------
      Total Liabilities and Stockholders' Equity                                 $ 48,648,000    $ 47,877,000
                                                                                 ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 FEBRUARY 29,  FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,
                                                    2000           1999           2000           1999
                                                 ------------  ------------    ------------  ------------

Revenues                                         $16,503,000   $ 14,419,000    $48,250,000   $ 39,679,000
Operating expenses                                 9,765,000      8,614,000     27,766,000     23,248,000
                                                 -----------   ------------    -----------   ------------
Gross Margin                                       6,738,000      5,805,000     20,484,000     16,431,000
Selling, general and administrative expenses       5,814,000      5,055,000     18,027,000     14,598,000
Severance and other charge                                 0      1,241,000              0      1,241,000
                                                 -----------   ------------    -----------   ------------
Earnings (loss) before interest and taxes            924,000       (491,000)     2,457,000        592,000
Interest                                             404,000        238,000      1,192,000        543,000
                                                 -----------   ------------    -----------   ------------
Earnings (loss)  before income taxes                 520,000       (729,000)     1,265,000         49,000
Provision (benefit) for income taxes                 159,000       (172,000)       502,000        207,000
                                                 -----------   ------------    -----------   ------------
Net income (loss)                                $   361,000   $   (557,000)   $   763,000   $   (158,000)
                                                 ===========   ============    ===========   ============

Net income (loss) per common share:
  Basic                                          $      0.04   $      (0.07)   $      0.09   $      (0.02)
                                                 ===========   ============    ===========   ============
  Diluted                                        $      0.04   $      (0.07)   $      0.09   $      (0.02)
                                                 ===========   ============    ===========   ============

Weighted average number of shares outstanding:
  Basic                                            8,247,000      7,540,000      8,235,000      7,413,000
                                                 ===========   ============    ===========   ============
  Diluted                                          8,247,000      7,540,000      8,282,000      7,413,000
                                                 ===========   ============    ===========   ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                   FEBRUARY 29,   FEBRUARY 28,
                                                                       2000           1999
                                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                $   763,000    $   (158,000)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                    2,222,000       1,692,000
    Provision for amount due to former officers                              0         816,000
    Gain on sale of assets                                                   0         (43,000)
    Non-current deferred income taxes                                        0        (250,000)
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                         (1,990,000)       (172,000)
        Inventories                                                    896,000         519,000
        Prepaid expenses and other current assets                     (327,000)        (42,000)
        Income taxes receivable                                         87,000               0
      Increase (decrease):
        Accounts payable                                               715,000         (91,000)
        Other accrued liabilities                                     (640,000)       (861,000)
        Income taxes payable                                           415,000        (157,000)
                                                                   -----------    ------------
Net cash provided by operating activities                            2,141,000       1,253,000

Cash Flows From Investing Activities:
  Capital expenditures                                              (1,086,000)     (1,982,000)
  Disposal of property and equipment                                    49,000         117,000
  Other                                                               (947,000)       (600,000)
  Acquisition of Climax, net of cash and equivalents acquired                0      (6,987,000)
  Payments of Climax notes payable at acquisition date                       0      (2,893,000)
                                                                   -----------    ------------
Net cash used in investing activities                               (1,984,000)    (12,345,000)

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations      (617,000)     (5,553,000)
  Proceeds from issuance of long-term debt                                   0      12,137,000
  Issuance of common stock                                             135,000       3,453,000
                                                                   -----------    ------------
Net cash provided by (used in) financing activities                   (482,000)     10,037,000
                                                                   -----------    ------------

Net decrease in cash and cash equivalents                             (325,000)     (1,055,000)
Cash and cash equivalents at beginning of year                       1,035,000       1,355,000
                                                                   -----------    ------------
Cash and cash equivalents at end of period                         $   710,000    $    300,000
                                                                   ===========    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $ 1,178,000    $    433,000
                                                                   ===========    ============
  Income taxes paid                                                $   264,000    $    858,000
                                                                   ===========    ============


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

2. Dividends

       No dividends were paid during the first nine months of fiscal 2000 or 1999. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.



3. Long-Term Debt and Other Obligations

      Long-term obligations consist of:

                                  February 29,     May 31,
                                     2000           1999
                                  ------------  -----------

Revolving credit agreement        $ 7,690,000   $ 7,470,000
Term notes                         10,874,000    11,307,000
Capital lease obligations             166,000       238,000
Agreements with former officers     1,410,000     1,657,000
Deferred compensation                 451,000       451,000
Other                                 308,000       343,000
                                  -----------   -----------
                                   20,899,000    21,466,000
Less current portion                1,627,000       948,000
                                  -----------   -----------
      Total                       $19,272,000   $20,518,000
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

       Loans under the Company's bank credit facility are collateralized by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, among other things. At February 29, 2000, the Company was in compliance with all credit facility covenants.

4. Earnings Per Share

       The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                   Three months ended February 29, 2000          Three months ended February 28, 1999
                                ------------------------------------------    -------------------------------------------
                                  Income           Shares       Per-Share       Income            Shares        Per-Share
                                (Numerator)    (Denominator)      Amount      (Numerator)      (Denominator)     Amount
                                -----------    -------------    ----------    -----------      -------------    ---------

Basic EPS:
  Net income                     $361,000        8,247,000        $0.04        $(557,000)        7,540,000        $(0.07)
Effect of Dilutive Securities:
  Options                              --               --                            --                --
                                 --------        ---------                     ---------         ---------
Diluted EPS:
  Net income                     $361,000        8,247,000        $0.04        $(557,000)        7,540,000        $(0.07)
                                 ========        =========                     =========         =========


                                  Nine months ended February 29, 2000         Nine months ended February 28, 1999
                                ---------------------------------------    -----------------------------------------
                                  Income         Shares       Per-Share      Income           Shares       Per-Share
                                (Numerator)   (Denominator)    Amount      (Numerator)     (Denominator)    Amount
                                -----------   -------------   ---------    -----------     -------------   ---------
Basic EPS:
  Net income                     $763,000       8,235,000       $0.09       $(158,000)       7,413,000       $(0.02)
Effect of Dilutive Securities:
  Options                              --          47,000                          --               --
                                 --------       ---------                   ---------        ---------
Diluted EPS:
  Net income                     $763,000       8,282,000       $0.09       $(158,000)       7,413,000       $(0.02)
                                 ========       =========                   =========        =========

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

       The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales from Equipment Sales and Rentals to Industrial Services of $354,000 and $4,000 for the three months ended February 29, 2000 and February 28, 1999 and $453,000 and $271,000 for the nine months ended February 29, 2000 and February 28, 1999 are eliminated in the following schedule. Interest is not allocated to the segments.

   THREE MONTHS ENDED FEBRUARY 29, 2000

                                   Industrial       Equipment        Corporate
                                    Services      Sales& Rentals      & Other            Total
                                   -----------    --------------    -----------       -----------

Revenues                           $13,806,000      $2,697,000      $         0       $16,503,000
                                   ===========      ==========      ===========       ===========
Earnings before interest & taxes     1,729,000         194,000         (999,000)          924,000
Interest                                     0               0          404,000           404,000
                                   -----------      ----------      -----------       -----------
Earnings before income taxes         1,729,000         194,000       (1,403,000)          520,000
                                   ===========      ==========      ===========       ===========
Depreciation and amortization          435,000         177,000           99,000           711,000
                                   ===========      ==========      ===========       ===========
Capital expenditures                   397,000         114,000                0           511,000
                                   ===========      ==========      ===========       ===========
Identifiable assets                $35,940,000      $8,018,000      $ 4,690,000       $48,648,000
                                   ===========      ==========      ===========       ===========



   THREE MONTHS ENDED FEBRUARY 28, 1999

                                   Industrial        Equipment      Corporate
                                    Services      Sales & Rentals    & Other           Total
                                   -----------    ---------------   -----------     ------------

Revenues                           $11,916,000      $2,503,000      $         0     $14,419,000
                                   ===========      ==========      ===========     ============
Earnings before interest & taxes     1,435,000         220,000       (2,146,000)       (491,000)
Interest                                     0               0          238,000         238,000
                                   -----------      ----------      -----------     ------------
Earnings before income taxes         1,435,000         220,000       (2,384,000)       (729,000)
                                   ===========      ==========      ===========     ============
Depreciation and amortization          359,000         184,000          109,000         652,000
                                   ===========      ==========      ===========     ============
Capital expenditures                   125,000          18,000           49,000         192,000
                                   ===========      ==========      ===========     ============
Identifiable assets                $23,792,000      $8,747,000      $ 6,027,000     $38,566,000
                                   ===========      ==========      ===========     ============

   NINE MONTHS ENDED FEBRUARY 29, 2000


                                   Industrial         Equipment        Corporate
                                    Services       Sales & Rentals      & Other             Total
                                   -----------     ---------------    -----------        -----------

Revenues                           $40,528,000       $7,722,000       $         0        $48,250,000
                                   ===========       ==========       ===========        ===========
Earnings before interest & taxes     4,985,000          350,000        (2,878,000)         2,457,000
Interest                                     0                0         1,192,000          1,192,000
                                   -----------       ----------       -----------        -----------
Earnings before income taxes         4,985,000          350,000        (4,070,000)         1,265,000
                                   ===========       ==========       ===========        ===========
Depreciation and amortization        1,287,000          637,000           298,000          2,222,000
                                   ===========       ==========       ===========        ===========
Capital expenditures                   808,000          252,000            26,000          1,086,000
                                   ===========       ==========       ===========        ===========
Identifiable assets                $35,940,000       $8,018,000       $ 4,690,000        $48,648,000
                                   ===========       ==========       ===========        ===========



   NINE MONTHS ENDED FEBRUARY 28, 1999

                                       Industrial         Equipment        Corporate
                                        Services       Sales & Rentals      & Other             Total
                                       -----------     ---------------    -----------        -----------

Revenues                               $34,921,000       $4,758,000       $         0        $39,679,000
                                       ===========       ==========       ===========        ===========
Earnings before interest & taxes         4,912,000          184,000        (4,504,000)           592,000
Interest                                         0                0           543,000            543,000
                                       -----------       ----------       -----------        -----------
Earnings before income taxes             4,912,000          184,000        (5,047,000)            49,000
                                       ===========       ==========       ===========        ===========
Depreciation and amortization            1,030,000          338,000           324,000          1,692,000
                                       ===========       ==========       ===========        ===========
Capital expenditures                     1,118,000           64,000           800,000          1,982,000
                                       ===========       ==========       ===========        ===========
Identifiable assets                    $23,792,000       $8,747,000       $ 6,027,000        $38,566,000
                                       ===========       ==========       ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED
   TO THREE MONTHS ENDED FEBRUARY 28, 1999

Revenues for the quarter ended February 29, 2000 were $16.5 million compared to $14.4 million for the corresponding period of the preceding year. $1.7 million of the $2.1 million increase is attributable to the inclusion of X Ray Inspection, Inc., ("XRI"), in Team's operating results for the 2000 period. (XRI was acquired in April 1999 and, consequently, was not included in the third quarter 1999 results).

Earnings before interest and taxes, ("EBIT"), were $924 thousand in the 2000 quarter, an increase of $1.4 million from the loss before interest and taxes of $491 thousand reported in the 1999 quarter. The 1999 results reflected a special charge against earnings of $1.2 million for severance and other costs. Without regard to the 1999 special charge, EBIT in the 2000 quarter would have been improved over the 1999 quarter by $174 thousand, which is primarily a result of the inclusion of inspection services in operating results.

Interest expense in the 2000 quarter was $404 thousand compared to $238 thousand in the same quarter of 1998. The $166 thousand increase is directly associated with borrowings in connection with the XRI acquisition and increases in interest rates over the past year. Income tax expense in the 2000 quarter reflects the recognition of $150 thousand in tax refunds associated with pre-acquisition periods.

NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED
  TO NINE MONTHS ENDED FEBRUARY 28, 1999

Revenues for the nine months ended February 29, 2000 of $48.3 million were 21.6% greater than the $39.7 million reported in 1999. The increase is primarily attributable to the inclusion, in 2000, of the operating results of XRI and of Climax Portable Machine Tools, Inc., ("Climax"), which were both acquired in the fiscal year ended May 31, 1999. Operating results for the nine months of 1999 do not include XRI results and Climax results are only included for the six months in the 1999 year-to-date results.

As reported in Form 10-Q for the quarter ended August 31, 1999, first quarter revenues and profits of the industrial services segment were negatively impacted by a softening in the market for the Company's traditional services, particularly in the refining and petrochemical industries. The second quarter of 1999 reflected improved trends in market conditions with traditional industrial service revenues increasing by $892 thousand over the first quarter ended August 31, 1999. Third quarter revenues for the industrial services segment were virtually identical to the second quarter. The improvements in the past two quarters have caused industrial service revenues for the nine months ended February 29, 2000 (excluding XRI) to be relatively flat as compared to the same period of 1999. XRI's inspection services contributed $6 million to industrial service revenues in the 2000 period.


EBIT for the nine months ended February 29, 2000, was $2.5 million, or $1.9 million more than the same period of 1999. $1.2 million of the improvement was a result of the special charge taken in 1999, as discussed above. XRI results accounted for an increase of $898 thousand and Climax accounted for an increase of $166 thousand. Corporate general and administrative costs were reduced $385 thousand in the 2000 period as compared to 1999, offsetting the impact of the $787 thousand decline in EBIT in traditional industrial services -- which principally occurred in the first quarter ended August 31, 1999. As discussed above, the first quarter decline in industrial services profitability was due to a softening in the market for the Company's traditional services while, at the same time, field based personnel were being added to support new field machining and technical bolting service lines. In August 1999, overall personnel levels were reduced to meet the requirements of existing business conditions, which contributed to the improvement in second and third quarter 2000 results.

LIQUIDITY AND CAPITAL RESOURCES

     At February 29, 2000, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $6.5 million, an increase of approximately $500 thousand since May 31, 1999. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At February 29, 2000, the outstanding balance under the revolving credit facility was $7.7 million and approximately $3.6 million was available to borrow under the facility.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first nine months of fiscal 2000 in the Company's market risk sensitive instruments.

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


Date:  April 12, 2000

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

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

(27)           Financial Data Schedule.