Form 10-K405
period 2000-05-31
TEAM INC
filed 2000-08-28
CIK 318833

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 18, 2000, 8,138,904 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was $23,399,349.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Team, Inc. to be held October 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II

Item 5.   Market for Team's Common Equity and Related Stockholder
            Matters...................................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   11
Item 8.   Consolidated Financial Statements and Supplementary Data....   12
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................   30

                                  PART III

Item 10.  Directors and Executive and Other Officers of Team..........   30
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   30
Item 13.  Certain Relationships and Related Transactions..............   30

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   30

                                    PART I.

ITEM 1. BUSINESS

  (a) General Development of Business

     Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a full service provider of industrial repair services including leak repair, hot tapping, field machining, emissions control monitoring, concrete repair, energy management and technical bolting. These services are provided throughout the United States in approximately 40 locations. In April of 1999, the Company added mechanical inspection services to its industrial service offerings through the acquisition of X Ray Inspection, Inc. ("XRI"), which primarily serves the Louisiana Gulf Coast market.

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

  (b) Financial Information about Segments

     See Note 11 to accompanying financial statements for financial information about business segments.

  (c) Narrative Description of Business

     The Company operates in two reportable revenue generating segments -- (1) industrial services and (2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining and inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues from each segment in the three years ended May 31:

SEGMENT                                                    2000      1999      1998
-------                                                   -------   -------   -------
Industrial Services.....................................  $56,053   $47,282   $45,457
Equipment Sales and Rentals.............................   10,583     7,350
                                                          -------   -------   -------
          Total.........................................  $66,636   $54,632   $45,457
                                                          =======   =======   =======

(Note: 1999 Equipment sales and rentals includes third party revenues for nine months only -- since the date of Climax acquisition effective September 1,
1998).

INDUSTRIAL SERVICES

     The Company provides industrial services for approximately 3000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries. Services include leak repair, hot tapping, emissions control, and, more recently, field machining and inspection.

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

     Field Machining Services. The Climax acquisition in August 1998 provided the platform for the Company's entry into field machining services in February 1999. This service involves the use of portable machining equipment (manufactured by Climax, as well as third party vendors) to repair or modify in-place machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to the conventional machining process where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling, and milling. Field machining services are offered to the Company's existing customer base through its extensive branch operations. Team has invested approximately $1.25 million in portable machining equipment over the past two fiscal years to equip six regional service centers for this service line. In contrast to Team's other traditional industrial services which are performed while plant units are in operation (i.e., on-stream), field machining is an off-stream operation performed during piping isolations, shutdowns, or plant turnarounds.

     Inspection Services. With the acquisition of XRI, the Company has incorporated mechanical inspection as a core industrial service offering. Inspection services consist of the testing and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. The Company's inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, as well as, higher end robotic and newly developed ultrasonic systems. The Company provides these services as part of planned construction and maintenance programs and on demand as the situation dictates, and provides reports based on interpretation in accordance to industry and national standards. Inspection services are marketed to the same industrial customer base as other Team services and to the pipeline industry. There are a large number of companies offering mechanical inspection services, with no single company having a significant share of the overall market. Inspection operations are located in the Louisiana and Texas Gulf Coast region.

     Marketing and Customers. Team's industrial repair services are marketed principally by personnel based at the Company's approximate 40 locations. Team has developed a cross-marketing program to utilize its sales personnel in offering many of the Company's services at its operating locations. Management believes that these operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

     Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services are typically billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long-term contracts. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations over the past few years, the Company has entered into several regional or national contracts which cover multiple plants or locations.

     The Company's industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

     Business Risks. The Company believes that the aging of its customers' plants and pipelines should result in increasing demand for its industrial services. However, a variety of risks are inherent in this: 1) Marketing efforts may not generate increases in revenues as expected; 2) although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed; 3) growth may require additional capital that the Company may be unable to obtain; and 4) the Company may be unable to develop profitable new services and technologies or acquire companies that provide such services on terms that permit an acceptable rate of return. Additionally, weakness in the markets served by the Company may constrain market demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors.

     Competition. Competition in the Company's industrial services is primarily on the basis of service, quality, timeliness, and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Management believes Team has a competitive advantage over most service contractors due to the quality, training and experience of its technicians, its nationwide service capability, and due to the broad range of services provided, as well as its technical support and manufacturing capabilities supporting the service network. Management knows of two service contractors of a similar size with which the Company generally competes. Other principal competitors are primarily regionally-based companies that compete within a certain geographical area.

EQUIPMENT SALES AND RENTALS

     In August, 1998 the Company entered a new business segment--equipment sales and rentals--through the acquisition of Climax, a leading design-manufacturer of portable machine tools located in Newberg, Oregon. Climax' standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold to end users in the utilities, refining, and extractive industries, or to other service providers and contractors, such as Team. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

     Climax' design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon that is owned by the company and pledged to secure Team's bank debt (see Note 7 of Notes to the Consolidated Financial Statements). Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. The Company utilizes an inside sales force to market its machines, as well as sales personnel located in Team's industrial service branches. Most of the Company's orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues in fiscal 2000 or fiscal 1999.

GENERAL

     Employees. As of May 31, 2000, the Company and its subsidiaries had approximately 700 employees in its operations. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space, These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newberg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the $24 million bank credit agreement. (See Note 7 of Notes to Consolidated Financial Statements). The Company and its subsidiaries also lease 36 office and/or plant and shop facilities at separate locations in 18 states. In addition, the Company owns real property and office facilities in Houston, Texas previously used in its discontinued operations, which are currently being leased to a third party pursuant to a long-term lease agreement.

     The Company believes that its property and equipment, as well as that of its subsidiaries, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company and certain subsidiaries are involved in various lawsuits and subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse affect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II.

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2000 and 1999, respectively.

                                                                 SALES PRICE
                                                               ---------------
                                                               HIGH       LOW
                                                               ----      -----
FISCAL 2000
Quarter Ended:
  August 31.................................................  $3 7/8    $2 1/2
  November 30...............................................   3         2
  February 29...............................................   3 3/16    1 1/2
  May 31....................................................   2 15/16   2
FISCAL 1999
Quarter Ended:
  August 31.................................................  $5 7/8    $3 5/8
  November 30...............................................   4 1/8     3 1/8
  February 28...............................................   4 7/8     3
  May 31....................................................   3 5/8     2 1/4

  (b) Holders

     There were 392 holders of record of Team's common stock as of August 18, 2000, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 2000 or fiscal 1999. Pursuant to the Company's Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Stock Repurchase Plan

     On July 13, 2000, the Board of Directors approved a stock repurchase plan of up to 10% of the outstanding common stock of the Company. Stock repurchases (which will be limited to a maximum of $2,000,000) must be made on the open market and are subject to certain regulatory restrictions which, generally, limit the number of shares that can be acquired on a daily basis and limits the price per share that can be paid. As of August 18, 2000, 133,350 shares of common stock had been reacquired at an average price of $2.82 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2000:

                                                 FISCAL YEARS ENDED MAY 31,
                                       -----------------------------------------------
                                        2000      1999      1998      1997      1996
                                       -------   -------   -------   -------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................  $66,636   $54,632   $45,457   $43,655   $47,449
Income (loss) from continuing
  operations, net of income taxes....  $ 1,484   $   276   $ 1,393   $   759   $(8,744)
Income (loss) from discontinued
  operations, net of income taxes....       --        --        --         1      (534)
                                       -------   -------   -------   -------   -------
Net income (loss)....................  $ 1,484   $   276   $ 1,393   $   760   $(9,278)
                                       =======   =======   =======   =======   =======
Income (loss) per common share: basic
  Income (loss) from continuing
     operations......................  $  0.18   $  0.04   $  0.23   $  0.15   $ (1.70)
  Income (loss) from discontinued
     operations......................       --        --        --        --     (0.10)
                                       -------   -------   -------   -------   -------
Net income (loss)....................  $  0.18   $  0.04   $  0.23   $  0.15   $ (1.80)
                                       =======   =======   =======   =======   =======
Income (loss) per common share:
  diluted
  Income (loss) from continuing
     operations......................  $  0.18   $  0.04   $  0.23   $  0.15   $ (1.70)
  Income (loss) from discontinued
     operations......................       --        --        --        --     (0.10)
                                       -------   -------   -------   -------   -------
Net income (loss)....................  $  0.18   $  0.04   $  0.23   $  0.15   $ (1.80)
                                       =======   =======   =======   =======   =======
Weighted average shares outstanding:
  basic..............................    8,238     7,547     5,947     5,162     5,160
Weighted average shares outstanding:
  diluted............................    8,283     7,741     6,112     5,162     5,160
Cash dividend declared, per common
  share..............................  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

BALANCE SHEET DATA

                                                           MAY 31,
                                       -----------------------------------------------
                                        2000      1999      1998      1997      1996
                                       -------   -------   -------   -------   -------
                                                       (IN THOUSANDS)
  Total assets.......................  $48,488   $47,877   $27,080   $24,068   $28,926
  Long-term debt and other
     liabilities.....................  $17,682   $20,518   $ 5,966   $ 7,601   $11,754
  Stockholders' equity...............  $22,968   $21,344   $15,581   $11,963   $11,045
  Working capital....................  $15,013   $15,848   $13,049   $11,509   $10,644

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Earnings before income taxes were $2.5 million for the year ended May 31, 2000 compared to $897 thousand in 1999 and $2.5 million in 1998. The following table identifies certain percentage relationships of costs with consolidated revenues:

                                                                  FISCAL YEARS
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Revenue.....................................................  100.0%  100.0%  100.0%
Operating expenses..........................................  (57.4)  (58.3)  (57.0)
                                                              -----   -----   -----
  Gross margin..............................................   42.6    41.7    43.0
Selling, general and administrative expenses................  (36.7)  (36.2)  (36.5)
Severance and other charges.................................     --    (2.3)     --
Gain on sale of property....................................    0.3      --      --
                                                              -----   -----   -----
  Earnings before interest and taxes........................    6.2     3.2     6.4
Interest expense............................................   (2.4)   (1.6)   (1.0)
                                                              -----   -----   -----
  Earnings before income taxes..............................    3.8     1.6     5.5
Income taxes................................................   (1.6)   (1.1)   (2.4)
                                                              -----   -----   -----
  Net income................................................    2.2%    0.5%    3.1%
                                                              =====   =====   =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues in 2000 were $66.6 million compared to $54.6 million in 1999, an increase of 22%. $6.6 million of the increase, or 12%, is a result of the inclusion of the results of X Ray Inspection, Inc. for the full fiscal year 2000. XRI was only included for two months of 1999. Additionally, 2000 includes a full year of operations of Climax, which accounts for $3.2 million of the increased revenues, or 5.9%. Climax results are included for nine months in 1999. The industrial services segment of the business (excluding XRI) grew by $2.5 million in 2000, with virtually all of the increase occurring in the fourth quarter.

     Operating margins improved to 42.6% of revenues in 2000, compared to 41.7% in 1999. The improvement reflects the strong operating leverage occurring in the fourth quarter as a result of significantly increased revenues in that quarter. As discussed below, 1999 margins were negatively impacted by a softening in the market for the Company's services that began in the last half of Fiscal 1999 and continued through the first quarter of Fiscal 2000.

     Selling, general and administrative expense were 36.7% of revenues in Fiscal 2000, up slightly from 36.2% in Fiscal 1999. Headquarters support costs were significantly reduced in fiscal 2000 as a result of staffing reductions implemented in January and August of 1999. These support cost reductions were offset, however, by increased selling and promotion costs associated with increased industrial service revenues, including the introduction of new service offerings -- field machining and inspection.

     As a result of additional borrowings associated with business acquisitions in August, 1999 and April 2000, as well as general increases in interest rates, interest expense increased to $1.57 million (2.4% of revenues) as compared to $868 thousand (1.6%) in 1999. See the discussion of liquidity and capital resources below.

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues in 1999 were $54.6 million compared to $45.5 million in 1998, an increase of 20%. The significant portion of the increase, $7.4 million or 16.3%, is a result of the Company's entry into a new business segment -- equipment sales and rentals -- through the Climax acquisition effective September 1998. The industrial services segment of the business experienced modest revenue growth of 4%, which is attributable to the introduction of new service lines in 1999 -- field machining and inspection. Inspection services contributed

$1.3 million in 1999 revenues in only two months of operations since the XRI acquisition in April 1999, while field machining added $1.1 million since its introduction in February 1999.

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

     Selling, general and administrative expenses ("SG&A") as a percentage of revenues were slightly improved in 1999 versus 1998 -- 36.2% compared to 36.5%. In January 1999 the Company implemented a reduction in headquarters staffing in Alvin and at Climax involving approximately 20% of support personnel. The impact of that reduction was somewhat offset by an increase in field operations SG&A and by start-up costs associated with the Company's international operations in Singapore.

     In connection with the January 1999 staffing reduction, the Company incurred severance and related separation costs of $436 thousand. At the same time, management decided to expense $816 thousand of remaining payments due under consulting agreements with two former officers, since the Company does not expect to continue to utilize the services of those individuals in the future. The aggregate of those costs, $1.25 million, represented 2.3% of revenues in fiscal 1999.

     As a result of additional borrowings associated with business acquisitions in 1999, interest expense increased to $868 thousand (1.6% of revenues) as compared to $450 thousand (1.0%) in 1998. See the discussion of liquidity and capital resources below.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2000, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $6.2 million, an increase of $200 thousand since May 31, 1999. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At May 31, 2000, the outstanding balance under the revolving credit facility was $6.6 million and approximately $5.2 million was available to borrow under the facility.

     In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

YEAR 2000 COMPLIANCE

     The Company, like other businesses, faced the Year 2000 issue. Effective February 1, 1999, the Company substantially completed a comprehensive project to upgrade its information, technology and manufacturing facilities, hardware and software to programs that address the Year 2000 problem. The new hardware and software were purchased from large vendors who represented that the systems were Year 2000 Compliant. The Company has experienced no problems with the Year 2000 rollover.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Any forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in any forward-looking statements contained herein. Such factors include domestic and international economic activity, interest rates, market conditions for the Company's customers, regulatory changes and legal proceedings, and the Company's successful implementation of its internal operating plans. Accordingly, there can be no assurance that any forward-looking statements contained herein will occur or that objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. At May 31, 2000, the Company has floating-rate obligations totaling $17.1 million outstanding under its credit facility (see Note 7 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited in part by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on $8.3 million of the Company's variable rate debt. Under these swap agreements, payments are made based on a fixed rate ($6.5 million at 5.19% and $1.8 million at 5.24%) and received on a LIBOR based variable rate. Any change in the value of the swap agreements, real or hypothetical, would be offset by an inverse change in the value of the underlying hedged item. With respect to the remaining $8.8 million of floating-rate debt not covered by swap agreements, a 1% increase in interest rates could result in a $0.1 million annual increase in interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
July 13, 2000

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        MAY 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................  $    327,000   $  1,035,000
  Receivables...............................................    13,580,000     10,726,000
  Inventories...............................................     7,821,000      8,566,000
  Income tax receivable.....................................                       87,000
  Deferred income taxes.....................................       516,000        709,000
  Prepaid expenses and other current assets.................       501,000        512,000
                                                              ------------   ------------
          Total Current Assets..............................    22,745,000     21,635,000
Property, Plant and Equipment:
  Land and buildings........................................     9,649,000     10,601,000
  Machinery and equipment...................................    18,676,000     17,100,000
                                                              ------------   ------------
                                                                28,325,000     27,701,000
  Less accumulated depreciation and amortization............    15,076,000     13,715,000
                                                              ------------   ------------
                                                                13,249,000     13,986,000
Goodwill, net of accumulated amortization of $373,000 and
  $100,000..................................................    10,616,000     10,769,000
Other assets, net...........................................     1,408,000      1,036,000
Restricted cash.............................................       470,000        451,000
                                                              ------------   ------------
          Total Assets......................................  $ 48,488,000   $ 47,877,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $  1,611,000   $    948,000
  Accounts payable..........................................     1,979,000      1,104,000
  Other accrued liabilities.................................     3,040,000      3,735,000
  Current income taxes payable..............................     1,102,000             --
                                                              ------------   ------------
          Total Current Liabilities.........................     7,732,000      5,787,000
Deferred income taxes.......................................       106,000        228,000
Long-term debt and other liabilities........................    17,682,000     20,518,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
     authorized; 8,244,665 and 8,213,652 shares issued at
     May 31, 2000 and 1999, respectively....................     2,477,000      2,464,000
Additional paid-in capital..................................    32,103,000     32,000,000
Accumulated deficit.........................................   (11,488,000)   (12,972,000)
Unearned stock compensation.................................       (27,000)       (51,000)
Treasury stock at cost, 9,700 shares at both dates..........       (97,000)       (97,000)
                                                              ------------   ------------
          Total Stockholders' Equity........................    22,968,000     21,344,000
                                                              ------------   ------------
          Total Liabilities and Stockholders' Equity........  $ 48,488,000   $ 47,877,000
                                                              ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues..............................................  $66,636,000   $54,632,000   $45,457,000
Operating expenses....................................   38,270,000    31,872,000    25,933,000
                                                        -----------   -----------   -----------
  Gross Margin........................................   28,366,000    22,760,000    19,524,000
Selling, general and administrative expenses..........   24,478,000    19,743,000    16,610,000
Other expense (income):
  Severance and other charges.........................           --     1,252,000            --
  Gain on sale of property............................     (218,000)           --            --
                                                        -----------   -----------   -----------
Earnings before interest and taxes....................    4,106,000     1,765,000     2,914,000
Interest..............................................    1,572,000       868,000       450,000
                                                        -----------   -----------   -----------
Earnings before income taxes..........................    2,534,000       897,000     2,464,000
Provision for income taxes............................    1,050,000       621,000     1,071,000
                                                        -----------   -----------   -----------
Net income............................................  $ 1,484,000   $   276,000   $ 1,393,000
                                                        ===========   ===========   ===========
Net income per common share
  Basic...............................................  $      0.18   $      0.04   $      0.23
  Diluted.............................................  $      0.18   $      0.04   $      0.23
Weighted average number of shares outstanding
  Basic...............................................    8,238,000     7,547,000     5,947,000
                                                        ===========   ===========   ===========
  Diluted.............................................    8,283,000     7,741,000     6,112,000
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      MAY 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
COMMON STOCK:
  Balance at beginning of year.....................  $  2,464,000   $  1,828,000   $  1,578,000
  Shares issued....................................         4,800        625,000        195,000
  Exercise of stock options........................         8,200         11,000         55,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $  2,477,000   $  2,464,000   $  1,828,000
                                                     ============   ============   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.....................  $ 32,000,000   $ 27,098,000   $ 25,123,000
  Shares issued....................................        55,000      4,838,000      1,633,000
  Exercise of stock options........................        48,000         64,000        342,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $ 32,103,000   $ 32,000,000   $ 27,098,000
                                                     ============   ============   ============
ACCUMULATED DEFICIT:
  Balance at beginning of year.....................  $(12,972,000)  $(13,248,000)  $(14,641,000)
  Net income.......................................     1,484,000        276,000      1,393,000
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $(11,488,000)  $(12,972,000)  $(13,248,000)
                                                     ============   ============   ============
UNEARNED STOCK COMPENSATION:
  Balance at beginning of year.....................  $    (51,000)  $         --   $         --
  Restricted stock grant...........................                      (67,000)            --
  Compensation expense.............................        24,000         16,000             --
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $    (27,000)  $    (51,000)  $         --
                                                     ============   ============   ============
TREASURY STOCK:
  Balance at beginning of year.....................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ------------   ------------   ------------
  Balance at end of year...........................  $    (97,000)  $    (97,000)  $    (97,000)
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEARS ENDED MAY 31,
                                                              ----------------------------------------
                                                                 2000           1999          1998
                                                              -----------   ------------   -----------
Cash Flows From Operating Activities:
  Net income................................................  $ 1,484,000   $    276,000   $ 1,393,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................    2,957,000      2,230,000     1,467,000
  Provision for doubtful accounts...........................      (46,000)        50,000       195,000
  (Gain) loss on disposal of assets.........................     (218,000)      (101,000)       89,000
  Provision for amount due to former officers...............           --        816,000            --
  Deferred income taxes.....................................       71,000        331,000       564,000
  Changes in assets and liabilities, net of effects from
    business acquisitions
  (Increase) decrease:
    Accounts receivable.....................................   (2,443,000)     1,153,000    (2,548,000)
    Inventories.............................................      745,000        359,000      (491,000)
    Prepaid expenses and other current assets...............       11,000        159,000       (42,000)
    Income tax receivable...................................       87,000        (87,000)           --
  Increase (decrease):
    Accounts payable........................................      875,000       (597,000)      676,000
    Other accrued liabilities...............................     (695,000)    (1,032,000)      185,000
    Income taxes payable....................................    1,102,000       (348,000)      182,000
                                                              -----------   ------------   -----------
    Net cash provided by operating activities...............    3,930,000      3,209,000     1,670,000
                                                              -----------   ------------   -----------
Cash Flows From Investing Activities:
  Capital expenditures......................................   (1,525,000)    (2,454,000)   (2,045,000)
  Rental and demonstration equipment, net...................     (787,000)
  Proceeds from disposal of property and equipment..........      478,000        202,000            --
  Additions to goodwill.....................................     (120,000)
  Business acquisitions, net of cash acquired...............                 (15,468,000)           --
  Payment of Climax notes payable at acquisition date.......                  (2,893,000)           --
  Other.....................................................     (651,000)      (451,000)     (175,000)
                                                              -----------   ------------   -----------
    Net cash used in investing activities...................   (2,605,000)   (21,064,000)   (2,220,000)
                                                              -----------   ------------   -----------

                                  (Continued)

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                                                                     FISCAL YEARS ENDED MAY 31,
                                                              ----------------------------------------
                                                                 2000           1999          1998
                                                              -----------   ------------   -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term
    obligations.............................................   (2,173,000)    (5,035,000)   (3,040,000)
  Proceeds from issuance of debt............................                  19,034,000     1,048,000
  Issuance of common stock..................................      140,000      3,536,000     2,225,000
                                                              -----------   ------------   -----------
    Net cash (used in) provided by financing activities.....   (2,033,000)    17,535,000       233,000
                                                              -----------   ------------   -----------
Net decrease in cash and cash equivalents...................     (708,000)      (320,000)     (317,000)
Cash and cash equivalents at beginning of year..............    1,035,000      1,355,000     1,672,000
                                                              -----------   ------------   -----------
Cash and cash equivalents at end of year....................  $   327,000   $  1,035,000   $ 1,355,000
                                                              ===========   ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 1,555,000   $    632,000   $   475,000
                                                              ===========   ============   ===========
    Income taxes............................................  $   327,000   $    806,000   $   618,000
                                                              ===========   ============   ===========
  Income taxes refunded.....................................  $        --   $         --   $    40,000
                                                              ===========   ============   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 2000, the Company received a $365,000 note as partial consideration for the sale of real estate.

     During 1999, the Company issued 795,000 shares of the Company's common stock valued at $1,951,000 in connection with business acquisitions.

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

  Use of Estimates in Financial Statement Preparation

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

CLASSIFICATION                                                    LIFE
--------------                                                    ----
Buildings...................................................   20-30 years
Machinery and equipment.....................................    2-10 years

     Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $1,160,000 and $621,000 (before accumulated depreciation of $127,000 and $115,000) at May 31, 2000 and 1999, respectively. These self-constructed assets are periodically transferred to inventory and sold as used equipment.

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over the estimated economic lives of the acquired companies of forty years. Amortization expense for the years ended May 31, 2000 and 1999 was approximately $273,000 and $100,000, respectively.

  Revenue Recognition

     Revenue is recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

  Income Taxes

     The Company accounts for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

                          TEAM, INC. AND SUBSIDIARIES

  Concentration of Credit Risk

     The Company provides services to the chemical, petrochemical, refining, pulp and paper, power and steel industries throughout the United States. No single customer accounts for more than 10% of consolidated revenues.

  Reclassifications

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

  Earnings Per Share

     In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

     Options to purchase 747,000, 80,000, and 314,000 shares of common stock were outstanding during the years ended May 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period.

  Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

  New Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement

                          TEAM, INC. AND SUBSIDIARIES

No. 133 -- an amendment of FASB No. 133", which effectively delays the application of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in June 2001.

2. ACQUISITIONS

     Effective August 31, 1998, the Company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. A value of $3.696 per share was assigned to the Common Stock issued to the former shareholders of Climax, based on the market value of the Common Stock, discounted to reflect certain restrictions placed on the Common Stock. In order to finance the acquisition of the Climax shares, the Company borrowed $8.5 million under a new credit facility (See note 7). Climax designs and manufactures portable, metal cutting machine tools for on-site maintenance and repair purposes.

     Effective March 31, 1999, the Company acquired 100% of the outstanding capital stock of X-Ray Inspection, Inc., ("X-Ray"), a Louisiana corporation, in consideration for the payment to the sellers of an aggregate of $8.4 million in cash and 595,000 shares of newly issued Company Common Stock, valued at $2.037 per share based on the market value discounted to reflect certain restrictions placed on the common stock. The cash component included $7.7 million paid at closing and an additional $700,000 paid subsequent to closing for excess working capital conveyed in the transaction. Additional consideration of up to $2.5 million in cash could be payable to the sellers over the next three years if certain high growth operating results are achieved by X-Ray. (No additional consideration was earned in the first fourteen months after acquisition). In order to finance the purchase, the Company borrowed $8.4 million under its existing credit facilities. X-Ray is in the business of providing mechanical inspection services consisting primarily of non-destructive inspections of pipelines and piping systems in industrial plants, using radiographic testing, ultrasonic testing, magnetic particle testing, and visual inspection.

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisitions reflect the purchase price, including transaction costs. As the acquisition of Climax was effective August 31, 1998, the consolidated results of operations for the Company for the year ended May 31, 1999, include the results for Climax for the period from September 1, 1998, to May 31, 1999. As the acquisition of X-Ray was effective March 31, 1999, the consolidated results of operations for the Company include the results of X-Ray for the period April 1, 1999, to May 31, 1999. The purchase price of Climax and X-Ray was allocated to the assets and liabilities of the respective companies based on their estimated fair values. The goodwill associated with the Climax acquisition approximated $3.6 million, which is being amortized on a straight-line basis over forty years. The goodwill associated with the X-Ray acquisition approximated $7.3 million, which is also being amortized on a straight-line basis over forty years.

                          TEAM, INC. AND SUBSIDIARIES

     The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisitions had occurred at the beginning of the fiscal periods indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchases had taken place at the beginning of the periods, nor are they necessarily indicative of future results.

                                                             FISCAL YEARS ENDED MAY 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             ------------   ------------
Net sales..................................................  $64,799,000    $65,547,000
Net income.................................................  $   653,000    $ 2,814,000
Earnings per share
  Basic....................................................  $      0.08    $      0.42
  Diluted..................................................  $      0.08    $      0.41

3. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Trade accounts receivable..................................  $12,994,000   $10,632,000
Real estate note, (see below)..............................      365,000
Other receivables..........................................      472,000       391,000
Allowance for doubtful accounts............................     (251,000)     (297,000)
                                                             -----------   -----------
          Total............................................  $13,580,000   $10,726,000
                                                             ===========   ===========

     In May 2000, the Company sold a building previously utilized in the Climax operations for $765,000, consisting of $400,000 in cash and a one year note for $365,000 bearing interest at 10%. A gain of $218,000 was recognized in the transaction.

4. INVENTORIES

     Inventories consist of :

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Raw materials...............................................  $  947,000   $1,081,000
Finished goods and work in progress.........................   6,874,000    7,485,000
                                                              ----------   ----------
          Total.............................................  $7,821,000   $8,566,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

5. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $1,224,000   $1,734,000
Insurance accruals..........................................     833,000      603,000
Accrued interest............................................     246,000      225,000
Current payments due to former officers.....................     341,000      371,000
Other.......................................................     396,000      802,000
                                                              ----------   ----------
          Total.............................................  $3,040,000   $3,735,000
                                                              ==========   ==========

6. INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings from continuing operations are as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                    ----------------------------------
                                                       2000        1999        1998
                                                    ----------   --------   ----------
Federal income taxes:
  Current.........................................  $  843,000   $282,000   $  609,000
  Deferred........................................      38,000    277,000      270,000
State income taxes:
  Current.........................................     136,000      8,000      171,000
  Deferred........................................      33,000     54,000       21,000
                                                    ----------   --------   ----------
          Total...................................  $1,050,000   $621,000   $1,071,000
                                                    ==========   ========   ==========

     A reconciliation between income taxes related to earnings from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                    ----------------------------------
                                                       2000        1999        1998
                                                    ----------   --------   ----------
Earnings from continuing operations before federal
  income taxes....................................  $2,534,000   $897,000   $2,464,000
                                                    ==========   ========   ==========
Computed income taxes at statutory rate...........  $  862,000   $305,000   $  838,000
Goodwill amortization.............................      93,000     32,000           --
State income taxes, net of federal tax benefit....     111,000     41,000      127,000
Other.............................................     (16,000)   243,000      106,000
                                                    ----------   --------   ----------
          Total...................................  $1,050,000   $621,000   $1,071,000
                                                    ==========   ========   ==========

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Property, plant and equipment...............................  $ (755,000)  $ (845,000)
Other.......................................................     (83,000)     (98,000)
                                                              ----------   ----------
Gross deferred liabilities..................................    (838,000)    (943,000)
                                                              ----------   ----------
Receivables.................................................      40,000      106,000
Accrued expenses and other liabilities......................     972,000    1,089,000
Inventory...................................................     236,000      229,000
                                                              ----------   ----------
Gross deferred assets.......................................   1,248,000    1,424,000
                                                              ----------   ----------
          Net deferred taxes................................  $  410,000   $  481,000
                                                              ==========   ==========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

7. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Revolving loan.............................................  $ 6,620,000   $ 7,470,000
Term and mortgage notes....................................   10,504,000    11,307,000
Capital lease obligations..................................      215,000       238,000
Agreements with former officers............................    1,316,000     1,657,000
Deferred compensation due former officer...................      470,000       451,000
Other......................................................      168,000       343,000
                                                             -----------   -----------
                                                              19,293,000    21,466,000
Less current portion.......................................    1,611,000       948,000
                                                             -----------   -----------
          Total............................................  $17,682,000   $20,518,000
                                                             ===========   ===========

     Maturities of long-term obligations are as follows:

YEAR ENDING MAY 31,
-------------------
2001...................................................   $ 1,611,000
2002...................................................     8,497,000
2003...................................................     1,810,000
2004...................................................     5,141,000
2005...................................................       391,000
Thereafter.............................................     1,843,000
                                                          -----------
          Total........................................   $19,293,000
                                                          ===========

  Long-term debt:

     Effective August 26, 1998, the Company entered into a new credit facility with a bank in the amount of $24,000,000. The facility provided for (i) a $12,500,000 revolving loan, which matures September 30, 2001,

                          TEAM, INC. AND SUBSIDIARIES

(ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance previously existing real estate indebtedness. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 beginning December 31, 1999, with the remaining principal balance to be paid on the term loans maturity date of September 30, 2003. Amounts borrowed against the mortgage loan are to be repaid in quarterly installments in the amount of $31,000 beginning December 31, 1998, with the remaining principal balance to be paid on the mortgage loan maturity date of September 30, 2008. Amounts outstanding under this facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The weighted average rate on outstanding borrowings at May 31, 2000 is approximately 8.45%. The Company also pays a commitment fee of .25% per quarter on the average amount of the unused availability under the revolving loan.

     In October and December of 1998, the Company entered into interest rate swap transactions covering $8.3 million of outstanding term loans, exchanging a floating LIBOR rate (5.3% at the time of the swaps) for fixed rates ranging from 5.19% to 5.24%. $3.8 million of the swap agreements mature on December 31, 2001 and $4.5 million mature September 30, 2003.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a fair value of approximately $333,000 and $162,000 at May 31, 2000 and 1999, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2000 and 1999, the Company was in compliance with all credit facility covenants.

     At May 31,2000, the Company was contingently liable for $692,000 in outstanding stand-by letters of credit.

  Agreements with former officers:

     During the years ended May 31, 1999 and 1996, the Company accrued for payments to be made to former employees of the Company beyond the period in which services are expected to be rendered. At May 31, 2000 and 1999, these long-term obligations totaled $1,316,000 and $1,657,000, respectively.

  Deferred Compensation Arrangement:

     Under a nonqualified deferred compensation agreement, a former officer of the Company (the "Participant") elected to defer a portion of his compensation into a trust established by the Company. The trust assets, consisting of cash and cash equivalents, are subject to the claims of the Company's creditors in the event of the Company's insolvency, until paid to the Participant and his beneficiaries. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and Invested," the accounts of the trust have been consolidated into the Company's financial statements for fiscal 2000 and 1999. The principal of the trust and any earnings thereon are to be used exclusively for the uses and purposes of the Participant and general creditors of the Company in the event of the Company's insolvency, and therefore the trust assets of $470,000 and $451,000 at May 31, 2000 and 1999, respectively, have been classified as restricted cash in the balance sheet.

                          TEAM, INC. AND SUBSIDIARIES

8. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

  Stock Options:

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

     Effective as of November 3, 1998, the Company's Board of Directors amended the 1998 Incentive Stock Option Plan to increase the number of authorized grants in the plan to 1,000,000 shares from the previously authorized 500,000 shares.

     Transactions under all plans are summarized below:

                                                       FISCAL YEARS ENDED MAY 31,
                                                   -----------------------------------
                                                      2000         1999        1998
                                                   ----------   ----------   ---------
Shares under option, beginning of year...........   1,029,200      692,600     516,000
Changes during the year:
Granted..........................................     226,000      394,000     379,000
Exercised........................................     (27,300)     (36,400)   (166,900)
Canceled.........................................    (116,900)     (21,000)    (35,500)
                                                   ----------   ----------   ---------
Shares under option, end of year.................   1,111,000    1,029,200     692,600
                                                   ==========   ==========   =========
Average option price per share...................  $     3.11   $     3.03   $    2.76
                                                   ==========   ==========   =========
Exercisable at end of year.......................     704,796      655,900     481,500
                                                   ==========   ==========   =========
Available for future grant.......................     413,000       30,300     259,000
                                                   ==========   ==========   =========

     At May 31, 2000, the exercise prices of options outstanding range from $2.125 per share to $4.125 per share and the weighted-average remaining contractual life is 7.3 years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rate of 6.6%, 6.5%, and 5.9%; volatility factor of the expected market price of the Company's common stock of 47.6%, 62.3%, and 67.4%; and a weighted average expected life of the option of three years for each period.

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

                          TEAM, INC. AND SUBSIDIARIES

     The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                     ---------------------------------
                                                        2000       1999        1998
                                                     ----------   -------   ----------
Pro forma net income...............................  $1,197,000   $24,000   $1,255,000
                                                     ==========   =======   ==========
Pro forma earnings per share -- diluted............  $     0.14   $  0.00   $     0.21
                                                     ==========   =======   ==========

     In addition to the options granted under the option plans as discussed above, an officer of the Company has been granted options to purchase 200,000 shares of common stock at a price of $3.625 per share, subject to a vesting schedule based on stock performance measures. As of May 31, 2000, none of these options had vested as the target share prices detailed in the vesting schedule had not been obtained.

  Restricted Stock Awards:

     During fiscal 1999, 18,000 shares of restricted common stock were granted to certain officers of the Company. Vesting of the shares occurs over a three-year period of time. Accordingly, at the grant date, the value of the shares ($3.75 per share) was recorded as unearned compensation and reflected as a contra-equity account in the balance sheet. Compensation expense is recognized as the officers provide services to the Company and become vested in the shares. At May 31, 2000 and 1999, the unearned compensation balance was $27,000 and $51,000, respectively.

  Employee Benefit Plans:

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2000, 1999, and 1998 were $259,000, $242,000, and $210,000, respectively.

     Employer contributions for the Team, Inc. Employee Stock Ownership Plan are determined at the discretion of the Company's Board of Directors. The Plan does not allow for employee contributions. No contributions were made in 2000, 1999 or 1998.

  Shareholder Rights Plans:

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

9. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software. Property, plant and equipment include assets under capital lease in the amount of $844,000 and $930,000 at May 31, 2000 and 1999, before accumulated amortization of $508,000 and $414,000, respectively. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $1,991,000, $1,936,000, and $1,790,000 in 2000, 1999, and 1998, respectively.

                          TEAM, INC. AND SUBSIDIARIES

     Minimum rental commitments for future periods are as follows:

YEAR ENDING                                         CAPITAL    OPERATING
  MAY 31,                                            LEASES      LEASES       TOTAL
-----------                                         --------   ----------   ----------
2001..............................................  $148,000   $1,896,000   $2,044,000
2002..............................................    49,000    1,453,000    1,502,000
2003..............................................    32,000    1,063,000    1,095,000
2004..............................................        --      464,000      464,000
2005..............................................        --      114,000      114,000
                                                    --------   ----------   ----------
Total minimum payments............................  $229,000   $4,990,000   $5,219,000
                                                               ==========   ==========
Less: amount representing interest................   (14,000)
                                                    --------
Present value of lease payments...................  $215,000
                                                    ========

  Legal Proceedings

     The Company and certain subsidiaries are involved in various lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse affect on the Company's consolidated financial statements.

10. COMMON STOCK

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

     Additionally, during fiscal 1999, 795,000 shares of Common Stock were issued in connection with business acquisitions. See Note 2.

11. INDUSTRY SEGMENT INFORMATION

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

                          TEAM, INC. AND SUBSIDIARIES

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measure used by the Company to evaluate segment performance, and this has been eliminated in the following schedule. Interest is not allocated to the segments.

     Prior to the acquisition of Climax in August 1998, the Company operated solely in the industrial services segment. Therefore, the information below is only provided for fiscal 2000 and 1999.

  Fiscal Year ended May 31, 2000

                                          INDUSTRIAL       EQUIPMENT       CORPORATE
                                           SERVICES     SALES & RENTALS     & OTHER        TOTAL
                                          -----------   ---------------   -----------   -----------
Revenues................................  $56,053,000     $10,583,000     $        --   $66,636,000
                                          -----------     -----------     -----------   -----------
Earnings before interest and taxes......    7,267,000         777,000      (3,938,000)    4,106,000
Interest................................           --              --       1,572,000     1,572,000
                                          -----------     -----------     -----------   -----------
Earnings before income taxes............  $ 7,267,000     $   777,000     $(5,510,000)  $ 2,534,000
                                          ===========     ===========     ===========   ===========
Depreciation and amortization...........  $ 1,669,000     $   855,000     $   433,000   $ 2,957,000
                                          ===========     ===========     ===========   ===========
Capital expenditures....................  $ 1,190,000     $   304,000     $    31,000   $ 1,525,000
                                          ===========     ===========     ===========   ===========
Identifiable assets.....................  $31,381,000     $12,616,000     $ 4,491,000   $48,488,000
                                          ===========     ===========     ===========   ===========

  Fiscal Year ended May 31, 1999

                                          INDUSTRIAL       EQUIPMENT       CORPORATE
                                           SERVICES     SALES & RENTALS     & OTHER        TOTAL
                                          -----------   ---------------   -----------   -----------
Revenues................................  $47,282,000     $ 7,350,000     $        --   $54,632,000
                                          -----------     -----------     -----------   -----------
Earnings before interest and taxes......    5,374,000         470,000      (4,079,000)    1,765,000
Interest................................           --              --         868,000       868,000
                                          -----------     -----------     -----------   -----------
Earnings before income taxes............  $ 5,374,000     $   470,000     $(4,947,000)  $   897,000
                                          ===========     ===========     ===========   ===========
Depreciation and amortization...........  $ 1,284,000     $   457,000     $   489,000   $ 2,230,000
                                          ===========     ===========     ===========   ===========
Capital expenditures....................  $ 1,232,000     $   130,000     $ 1,092,000   $ 2,454,000
                                          ===========     ===========     ===========   ===========
Identifiable assets.....................  $30,722,000     $12,378,000     $ 4,777,000   $47,877,000
                                          ===========     ===========     ===========   ===========

12. SEVERANCE AND OTHER CHARGES

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

13. SUBSEQUENT EVENTS

     On July 13, 2000, the Board of Directors approved a stock repurchase plan of up to 10% of the outstanding common stock of the Company. Stock repurchases must be made on the open market and are subject to certain regulatory restrictions which, generally, limit the number of shares that can be acquired on a daily basis and limits the price per share that can be paid.

                          TEAM, INC. AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 2000, 1999 and 1998 were as follows: (in thousands except per share amounts)

                                                                      FISCAL 2000
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $15,410   $16,337   $16,503   $18,386
                                                         =======   =======   =======   =======
Gross margin...........................................  $ 6,495   $ 7,251   $ 6,738   $ 7,882
                                                         =======   =======   =======   =======
Net income.............................................  $    46   $   356   $   361   $   721
                                                         =======   =======   =======   =======
Net income per share -- basic..........................  $  0.01   $  0.04   $  0.04   $  0.09
                                                         =======   =======   =======   =======
Net income per share -- diluted........................  $  0.01   $  0.04   $  0.04   $  0.09
                                                         =======   =======   =======   =======

                                                                      FISCAL 1999
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $11,368   $13,892   $14,419   $14,953
                                                         =======   =======   =======   =======
Gross margin...........................................  $ 4,876   $ 5,750   $ 5,805   $ 6,329
                                                         =======   =======   =======   =======
Net income (loss)......................................  $   292   $   107   $  (557)  $   434
                                                         =======   =======   =======   =======
Net income (loss) per share -- basic...................  $  0.04   $  0.01   $ (0.07)  $  0.05
                                                         =======   =======   =======   =======
Net income (loss) per share -- diluted.................  $  0.04   $  0.01   $ (0.07)  $  0.05
                                                         =======   =======   =======   =======

                                                                      FISCAL 1998
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $10,229   $11,717   $11,483   $12,028
                                                         =======   =======   =======   =======
Gross margin...........................................  $ 4,178   $ 5,130   $ 4,739   $ 5,477
                                                         =======   =======   =======   =======
Net income.............................................  $   107   $   528   $   315   $   443
                                                         =======   =======   =======   =======
Net income per share -- basic..........................  $  0.02   $  0.09   $  0.05   $  0.07
                                                         =======   =======   =======   =======
Net income per share -- diluted........................  $  0.02   $  0.09   $  0.05   $  0.07
                                                         =======   =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                   PART III.

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 2000, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    12
Consolidated Balance Sheets -- May 31, 2000 and 1999........    13
Consolidated Statements of Operations -- Years ended May 31,
  2000, 1999 and 1998.......................................    14
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 2000, 1999 and 1998.........................    15
Consolidated Statements of Cash Flows -- Years ended May 31,
  2000, 1999 and 1998.......................................    16
Notes to Consolidated Financial Statements..................    18

  2. Financial Statement Schedules

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3(a)*           -- Second Restated Articles of Incorporation of the Company,
                            as amended through August 31, 1999, (filed as Exhibit
                            3(a) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1999).
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663).
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928).
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(a)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990).
        10(b)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996).
        10(c)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996).
        10(d)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996).
        10(e)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(m) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(f)*#          -- Amendment dated January 29, 1998, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(k) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(g)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995 (filed as Exhibit 10(dd) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1996).
        10(h)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996).
        10(i)*           -- Registration Rights Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(v) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997).
        10(j)*           -- Standstill and Voting Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(w) to the Company's Annual Report on
                            Form 10-K for the year ended May 31, 1997).
        10(k)*#          -- Employment Agreement by and between Philip J. Hawk and
                            Team, Inc. dated November 2, 1998 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1998).
        10(l)*#          -- Incentive Stock Option Award Agreement by and between
                            Philip J. Hawk and Team, Inc. dated November 2, 1998
                            (filed as Exhibit 10.2 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended November 30, 1998).
        10(m)*#          -- Standard Restricted Stock Option Award Agreement by and
                            between Philip J. Hawk and Team, Inc. dated November 2,
                            1998 (filed as Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(n)*#          -- Price Vested Restricted Stock Option Award Agreement by
                            and between Philip J. Hawk and Team, Inc. dated November
                            2, 1998 (filed as Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(o)*#          -- Stock Purchase Agreement by and between Philip J. Hawk
                            and Team, Inc. dated November 2, 1998 (filed as Exhibit
                            10.5 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended November 30, 1998).
        10(p)*#          -- Employment Termination and Consulting Agreement, by and
                            between Team, Inc. and William A. Ryan, dated effective
                            as of November 1, 1998 (filed as Exhibit 10.6 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended November 30, 1998).
        10(q)*#          -- Restricted Stock Award, in the amount of 6,000 shares of the Company's common stock to Kenneth M. Tholan, and
                            3,000 shares of common stock to each of Ted W. Owen,
                            Clark A. Ingram, and John P. Kearns, effective as October
                            26, 1998 (only the form of such Restricted Stock Award is
                            made an exhibit, as there are no particular provisions of
                            each such individual's Restricted Stock Award that vary
                            from the form, other than the amounts indicated
                            above--filed as Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1999)
        10(r)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed
                            as a exhibit to the Company's Current Report on Form 8-K
                            filed June 8, 1998).
        10(s)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998).
        10(t)*           -- Credit Agreement dated August 28, 1998 among Team,
                            NationsBank, N.A. and various Financial Institutions
                            named in the Credit Agreement (filed as Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(u)*           -- Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                            Patrick Manuel and B. Dal Miller (Sellers) dated April 9,
                            1999 providing for the acquisition by Team, Inc. of 100%
                            of the outstanding capital stock of X-Ray Inspection,
                            Inc. (filed as Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended February 28,
                            1999).
        21*              -- Subsidiaries of the Company (filed as Exhibit 21 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1999).
        27               -- Financial Data Schedule.

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K.

The Company has filed no reports on Form 8-K since the beginning of the fourth quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 28, 2000.

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


                 /s/ PHILIP J. HAWK                    Chief Executive Officer and      August 28, 2000
-----------------------------------------------------    Director
                  (Philip J. Hawk)

               /s/ GEORGE W. HARRISON                  Director                         August 28, 2000
-----------------------------------------------------
                (George W. Harrison)

              /s/ JACK M. JOHNSON, JR.                 Director                         August 28, 2000
-----------------------------------------------------
               (Jack M. Johnson, Jr.)

               /s/ E. THEODORE LABORDE                 Director                         August 28, 2000
-----------------------------------------------------
                (E. Theodore Laborde)

                 /s/ LOUIS A. WATERS                   Director                         August 28, 2000
-----------------------------------------------------
                  (Louis A. Waters)

               /s/ SIDNEY B. WILLIAMS                  Director                         August 28, 2000
-----------------------------------------------------
                (Sidney B. Williams)

                   /s/ TED W. OWEN                     Vice President                   August 28, 2000
-----------------------------------------------------    Chief Financial Officer
                    (Ted W. Owen)                        (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3(a)*           -- Second Restated Articles of Incorporation of the Company,
                            as amended through August 31, 1999, (filed as Exhibit
                            3(a) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1999).
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663).
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928).
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990).
        10(a)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990).
        10(b)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996).
        10(c)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996).
        10(d)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996).
        10(e)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(m) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(f)*#          -- Amendment dated January 29, 1998, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(k) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(g)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995 (filed as Exhibit 10(dd) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1996).
        10(h)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996).
        10(i)*           -- Registration Rights Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(v) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997).
        10(j)*           -- Standstill and Voting Agreement by and between Team, Inc.
                            and Armstrong International, Inc. dated June 30, 1997
                            (filed as Exhibit 10(w) to the Company's Annual Report on
                            Form 10-K for the year ended May 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(k)*#          -- Employment Agreement by and between Philip J. Hawk and
                            Team, Inc. dated November 2, 1998 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1998).
        10(l)*#          -- Incentive Stock Option Award Agreement by and between
                            Philip J. Hawk and Team, Inc. dated November 2, 1998
                            (filed as Exhibit 10.2 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended November 30, 1998).
        10(m)*#          -- Standard Restricted Stock Option Award Agreement by and
                            between Philip J. Hawk and Team, Inc. dated November 2,
                            1998 (filed as Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(n)*#          -- Price Vested Restricted Stock Option Award Agreement by
                            and between Philip J. Hawk and Team, Inc. dated November
                            2, 1998 (filed as Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(o)*#          -- Stock Purchase Agreement by and between Philip J. Hawk
                            and Team, Inc. dated November 2, 1998 (filed as Exhibit
                            10.5 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended November 30, 1998).
        10(p)*#          -- Employment Termination and Consulting Agreement, by and
                            between Team, Inc. and William A. Ryan, dated effective
                            as of November 1, 1998 (filed as Exhibit 10.6 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended November 30, 1998).
        10(q)*#          -- Restricted Stock Award, in the amount of 6,000 shares of the Company's common stock to Kenneth M. Tholan, and
                            3,000 shares of common stock to each of Ted W. Owen,
                            Clark A. Ingram, and John P. Kearns, effective as October
                            26, 1998 (only the form of such Restricted Stock Award is
                            made an exhibit, as there are no particular provisions of
                            each such individual's Restricted Stock Award that vary
                            from the form, other than the amounts indicated
                            above--filed as Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1999)
        10(r)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed
                            as a exhibit to the Company's Current Report on Form 8-K
                            filed June 8, 1998).
        10(s)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998).
        10(t)*           -- Credit Agreement dated August 28, 1998 among Team,
                            NationsBank, N.A. and various Financial Institutions
                            named in the Credit Agreement (filed as Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        10(u)*           -- Stock Purchase Agreement Among Team, Inc. (Buyer) and E.
                            Patrick Manuel and B. Dal Miller (Sellers) dated April 9,
                            1999 providing for the acquisition by Team, Inc. of 100%
                            of the outstanding capital stock of X-Ray Inspection,
                            Inc. (filed as Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended February 28,
                            1999).
        21*              -- Subsidiaries of the Company (filed as Exhibit 21 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1999).
        27               -- Financial Data Schedule.

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.