Form 10-Q
period 2000-08-31
TEAM INC
filed 2000-10-10
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended AUGUST 31, 2000
                                      -----------------------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period                      to
                                 --------------------     ---------------------

       Commission file number                     0-9950
                              -------------------------------------------------

                                   TEAM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Texas                                   74-1765729
-------------------------------------------     -------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification Number)


  200 Hermann Drive, Alvin, Texas                            77511
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code     (281) 331-6154
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

  On October 6, 2000, there were 8,110,054 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Condensed Balance Sheets --
                         August 31, 2000 (Unaudited) and May 31, 2000                    1

                      Consolidated Condensed Statements of Operations (Unaudited) --
                         Three Months Ended August 31, 2000 and 1999                     2

                      Consolidated Condensed Statements of Cash Flows (Unaudited) --
                         Three Months Ended August 31, 2000 and 1999                     3

                      Notes to Unaudited Consolidated Condensed Financial Statements     4

           Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                        8

           Item 3.    Quantitative and Qualitative Disclosure about Market Risk          9



PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                                  10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    AUGUST 31,            MAY 31,
                                                                       2000                2000
                                                                   ------------        ------------
                                                                    (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents                                        $    839,000        $    327,000
  Accounts receivable, net of allowance for doubtful
    accounts of $264,000 and $251,000                                13,818,000          13,580,000
  Inventories                                                         8,304,000           7,821,000
  Prepaid expenses and other current assets                           1,562,000           1,017,000
                                                                   ------------        ------------
      Total Current Assets                                           24,523,000          22,745,000

Property, Plant and Equipment, net of accumulated
    depreciation of $14,777,000 and $15,076,000                     13,299,000          13,249,000

Goodwill, net of accumulated amortization
    of $440,000 and $373,000                                         10,547,000          10,616,000

Other Assets                                                          1,755,000           1,878,000
                                                                   ------------        ------------
      Total Assets                                                 $ 50,124,000        $ 48,488,000
                                                                   ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                $  1,595,000        $  1,611,000
  Accounts payable                                                    2,376,000           1,979,000
  Other accrued liabilities                                           2,942,000           3,040,000
  Income taxes payable                                                  775,000           1,102,000
                                                                   ------------        ------------
      Total Current Liabilities                                       7,688,000           7,732,000

Long-term debt                                                       17,774,000          15,728,000
Other long-term liabilities                                           1,808,000           2,060,000

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,281,954 and 8,256,954 shares issued at
    August  31 and May 31, 2000, respectively                         2,485,000           2,477,000
  Additional paid-in capital                                         32,146,000          32,103,000
  Accumulated deficit                                               (11,269,000)        (11,488,000)
  Unearned compensation                                                 (21,000)            (27,000)
  Treasury stock at cost, 147,550 and 9,700 shares                     (487,000)            (97,000)
                                                                   ------------        ------------
      Total Stockholders' Equity                                     22,854,000          22,968,000
                                                                   ------------        ------------
      Total Liabilities and Stockholders' Equity                   $ 50,124,000        $ 48,488,000
                                                                   ============        ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              AUGUST 31,
                                                                       2000                1999
                                                                   ------------        ------------
Revenues                                                           $ 16,776,000        $ 15,410,000
Operating expenses                                                   10,184,000           8,915,000
                                                                   ------------        ------------
   Gross Margin                                                       6,592,000           6,495,000
Selling, general and administrative expenses                          5,809,000           6,045,000
Earnings  before interest and taxes                                     783,000             450,000
Interest                                                                416,000             377,000
                                                                   ------------        ------------
Earnings  before income taxes                                           367,000              73,000
Provision  for income taxes                                             147,000              27,000
                                                                   ------------        ------------
Net income                                                         $    220,000        $     46,000
                                                                   ============        ============

Net income per common share:
  Basic                                                            $       0.03        $       0.01
                                                                   ============        ============
  Diluted                                                          $       0.03        $       0.01
                                                                   ============        ============

Weighted average number of shares outstanding:
  Basic                                                               8,231,000           8,221,000
                                                                   ============        ============
  Diluted                                                             8,284,000           8,351,000
                                                                   ============        ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   AUGUST 31,
                                                                            2000                1999
                                                                        ------------        ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                     $    220,000        $     46,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, amortization and other                                     762,000             771,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                                 (238,000)           (794,000)
        Inventories                                                         (483,000)            145,000
        Prepaid expenses and other current assets                           (545,000)           (311,000)
      Increase (decrease):
        Accounts payable                                                     397,000            (482,000)
        Accrued liabilities                                                  (98,000)           (240,000)
        Income taxes payable                                                (327,000)                 --
                                                                        ------------        ------------
Net cash provided by operating activities                                   (312,000)           (865,000)
                                                                        ------------        ------------
Cash Flows From Investing Activities:
  Capital expenditures                                                      (419,000)           (242,000)
  Additions to Rental and Demo Machines                                     (219,000)                 --
  Other                                                                       39,000            (165,000)
                                                                        ------------        ------------
Net cash used in investing activities                                       (599,000)           (407,000)
                                                                        ------------        ------------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations            (678,000)           (212,000)
  Proceeds from issuance of long-term debt                                 2,440,000             910,000
  Repurchase of common stock                                                (390,000)                 --
  Issuance of common stock                                                    51,000              98,000
                                                                        ------------        ------------
Net cash provided by (used in) financing activities                        1,423,000             796,000
                                                                        ------------        ------------
Net decrease in cash and cash equivalents                                    512,000            (476,000)
Cash and cash equivalents at beginning of year                               327,000           1,035,000
                                                                        ------------        ------------
Cash and cash equivalents at end of period                              $    839,000        $    559,000
                                                                        ============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                              $    371,000        $    356,000
                                                                        ============        ============
  Income taxes paid                                                     $    482,000        $      8,000
                                                                        ============        ============


       See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2000 is derived from the May 31, 2000 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 2000.

     New Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB No. 133", which effectively delays the application of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in June 2001.

2.   Dividends and Stock Repurchases

         No dividends were paid during the three months ended August 31, 2000 or 1999. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         On July 13, 2000, the Board of Directors approved a stock repurchase plan of up to 10% of the outstanding common stock of the Company. Stock repurchases (which will be limited to a maximum of $2,000,000) must be made on the open market and are subject to certain regulatory restrictions which, generally, limit the number of shares that can be acquired on a daily basis and limits the price per share that can be paid. As of August 31, 2000, 137,850 shares of common stock had been reacquired at an average price of $2.83 per share.

3.   Earnings Per Share

         In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

4.   Inventories

         Inventories consist of:

                                                August 31,           May 31,
                                                   2000               2000
                                               ------------       ------------
Raw materials                                  $    809,000       $    947,000
Finished goods and work in progress               7,495,000          6,874,000
                                               ------------       ------------
    Total                                      $  8,304,000       $  7,821,000
                                               ============       ============

5.   Long-Term Debt

         Long-term debt consists of:

                                                August 31,           May 31,
                                                   2000               2000
                                               ------------       ------------
Revolving loan                                 $  9,060,000       $  6,620,000
Team and mortgage notes                          10,134,000         10,504,000
Capital lease obligations                           175,000            215,000
                                               ------------       ------------
                                                 19,369,000         17,339,000
Less current portion                              1,595,000          1,611,000
                                               ------------       ------------
      Total                                    $ 17,774,000       $ 15,728,000
                                               ============       ============

6.   Industry Segment Information

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

     The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measure used by the company to evaluate segment performance and has been eliminated in the following schedule. Interest is not allocated to the segments.

THREE MONTHS ENDED AUGUST 31, 2000

                                        Industrial          Equipment          Corporate
                                         Services        Sales & Rentals        & Other              Total
                                       ------------      ---------------      ------------        ------------
Revenues                               $ 14,697,000       $  2,079,000        $          0        $ 16,776,000
                                       ============       ============        ============        ============
Earnings before interest & taxes          1,801,000           (242,000)           (776,000)            783,000
Interest                                          0                  0             416,000             416,000
                                       ------------       ------------        ------------        ------------
Earnings before income taxes              1,801,000           (242,000)         (1,192,000)            367,000
                                       ============       ============        ============        ============
Depreciation and amortization               406,000            189,000             127,000             722,000
                                       ============       ============        ============        ============
Capital expenditures                        283,000            131,000               5,000             419,000
                                       ============       ============        ============        ============
Identifiable assets                    $ 31,802,000       $ 12,379,000        $  5,943,000        $ 50,124,000
                                       ============       ============        ============        ============

     THREE MONTHS ENDED AUGUST 31, 1999

                                        Industrial          Equipment          Corporate
                                         Services        Sales & Rentals        & Other              Total
                                       ------------      ---------------      ------------        ------------
Revenues                               $ 12,915,000       $  2,495,000        $          0        $ 15,410,000
                                       ============       ============        ============        ============
Earnings before interest & taxes          1,226,000             86,000            (862,000)            450,000
Interest                                          0                  0             377,000             377,000
                                       ------------       ------------        ------------        ------------
Earnings before income taxes              1,226,000             86,000          (1,239,000)             73,000
                                       ============       ============        ============        ============
Depreciation and amortization               433,000            226,000             112,000             771,000
                                       ============       ============        ============        ============
Capital expenditures                        220,000             17,000               5,000             242,000
                                       ============       ============        ============        ============
Identifiable assets                    $ 30,482,000       $ 11,691,000        $  5,824,000        $ 47,997,000
                                       ============       ============        ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 1999

     Revenues for the quarter ended August 31, 2000 were $16.8 million compared to $15.4 million for the corresponding period of the preceding year. Revenues of the industrial services segment increased by $1.8 million (13.8%), while equipment sales and rental revenues declined by $416 thousand (16.7%). Revenue growth in the services segment was primarily a result of improved business conditions as compared to the 1999 quarter, as well as the addition of significant new customers. Management believes that the decline in equipment sales is temporary in nature, but has taken actions to strengthen sales and rental efforts while reducing operating costs.

     Earnings before interest and taxes, ("EBIT"), were $783 thousand in the 2000 quarter, an increase of $333 thousand from the 1999 quarter. EBIT in the services segment increased by $575 thousand (47%) over the 1999 quarter, while EBIT in the equipment segment declined by $328 thousand compared to the 1999 quarter. Additionally, corporate costs were $86 thousand less than the 1999 quarter.

     The increase in industrial services EBIT is a result of the growth in revenue and its associated operating leverage. The decline in equipment segment EBIT is due to the significant downturn in revenues while overall production costs were increasing. Management expects to see profit improvements for that segment in the second quarter as a result of actions taken to strengthen sales efforts and rebalance costs.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2000, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $7.0 million, an increase of approximately $800 thousand since May 31, 2000. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At August 31, 2000, the outstanding balance under the revolving credit facility was $9.1 million and approximately $2.7 million was available to borrow under the facility.

     In the opinion of management, cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Any forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in any forward-looking statements contained herein. Such factors include domestic and international economic activity, interest rates, market conditions for the Company's customers, regulatory changes and legal proceedings, and the Company's successful implementation of its internal operating plans. Accordingly, there can be no assurance that any forward-looking statements contained herein will occur or those objectives will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first three months of fiscal 2001 in the Company's market risk sensitive instruments.

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


                                        TEAM, INC
                                        (Registrant)


Date: October 10, 2000

                                        /s/ PHILIP J. HAWK
                                        ---------------------------------------
                                        Philip J. Hawk
                                        Chief Executive Officer and Director

                                        /s/ TED W. OWEN
                                        ---------------------------------------
                                        Ted W. Owen, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
(27)           Financial Data Schedule.