Form 10-Q
period 2000-11-30
TEAM INC
filed 2001-01-11
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended           NOVEMBER 30, 2000
                                        ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period                  to
                                   ------------------  -------------------------

          Commission file number                   0-9950
                                ------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Texas                                   74-1765729
----------------------------------------       --------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)


200 Hermann Drive, Alvin, Texas                             77511
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (281) 331-6154
                                                  ------------------------------

                                   ----------

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

On January 3, 2001, there were 7,854,834 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

     PART I.     FINANCIAL INFORMATION                                               Page No.
                                                                                    ----------

                 Item 1.  Financial Statements

                          Consolidated Condensed Balance Sheets --                      1
                           November 30, 2000 (Unaudited) and May 31, 2000

                          Consolidated Condensed Statements of Operations
                          (Unaudited) --                                                2
                           Three Months Ended
                           November 30, 2000 and 1999

                          Consolidated Condensed Statements of Cash Flows
                          (Unaudited) --                                                3
                           Three Months Ended
                           November 30, 2000 and 1999


                          Notes to Unaudited Consolidated Condensed
                           Financial Statements                                         4

                 Item 2.  Management's Discussion and Analysis                          8
                           of Financial Condition and
                           Results of Operations

                 Item 3.  Quantitative and Qualitative Disclosure                      10
                           about Market Risk



     PART II.    OTHER INFORMATION

                 Item 4.  Submission of Matters to a Vote of Security Holders          10

                 Item 6.  Exhibits and Reports on Form 8-K                             11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    NOVEMBER 30,       MAY 31,
                                   ASSETS                               2000            2000
                                                                    ------------    ------------
                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $    996,000    $    327,000
  Accounts receivable, net of allowance for doubtful
    accounts of $256,000 and $251,000                                 15,040,000      13,580,000
  Inventories                                                          8,200,000       7,821,000
  Prepaid expenses and other current assets                            1,236,000       1,017,000
                                                                    ------------    ------------
      Total Current Assets                                            25,472,000      22,745,000

Property, Plant and Equipment, net of accumulated
    depreciation of $13,450,000 and $15,076,000                       12,335,000      13,249,000

Goodwill, net of accumulated amortization
    of $511,000 and $373,000                                          10,479,000      10,616,000

Other Assets                                                           1,578,000       1,878,000
                                                                    ------------    ------------
      Total Assets                                                  $ 49,864,000    $ 48,488,000
                                                                    ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                 $  1,569,000    $  1,611,000
  Accounts payable                                                     2,556,000       1,979,000
  Other accrued liabilities                                            3,132,000       3,040,000
  Income taxes payable                                                 1,240,000       1,102,000
                                                                    ------------    ------------
      Total Current Liabilities                                        8,497,000       7,732,000

Long-term debt                                                        16,070,000      15,728,000
Other long-term liabilities                                            1,722,000       2,060,000

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,281,954 and 8,256,954 shares issued at
    November 30 and May 31, 2000, respectively                         2,485,000       2,477,000
  Additional paid-in capital                                          32,146,000      32,103,000
  Accumulated deficit                                                (10,380,000)    (11,488,000)
  Unearned compensation                                                  (15,000)        (27,000)
  Treasury stock at cost, 213,520 and 9,700 shares                      (661,000)        (97,000)
                                                                    ------------    ------------
      Total Stockholders' Equity                                      23,575,000      22,968,000
                                                                    ------------    ------------
      Total Liabilities and Stockholders' Equity                    $ 49,864,000    $ 48,488,000
                                                                    ============    ============


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              NOVEMBER 30,                   NOVEMBER 30,
                                                      ----------------------------   ----------------------------
                                                          2000            1999           2000            1999
                                                      ------------    ------------   ------------    ------------
Revenues                                              $ 19,545,000    $ 16,337,000   $ 36,321,000    $ 31,747,000
Operating expenses                                      11,630,000       9,086,000     21,814,000      18,001,000
                                                      ------------    ------------   ------------    ------------
   Gross Margin                                          7,915,000       7,251,000     14,507,000      13,746,000
Selling, general and administrative expenses             6,246,000       6,168,000     12,055,000      12,213,000
Other income, net                                         (360,000)             --       (360,000)             --
                                                      ------------    ------------   ------------    ------------
Earnings before interest and taxes                       2,029,000       1,083,000      2,812,000       1,533,000
Interest                                                   459,000         411,000        875,000         788,000
                                                      ------------    ------------   ------------    ------------
Earnings before income taxes                             1,570,000         672,000      1,937,000         745,000
Provision for income taxes                                 681,000         316,000        828,000         343,000
                                                      ------------    ------------   ------------    ------------
Net income                                            $    889,000    $    356,000   $  1,109,000    $    402,000
                                                      ============    ============   ============    ============

Net income per common share:
  Basic                                               $       0.11    $       0.04   $       0.14    $       0.05
                                                      ============    ============   ============    ============
  Diluted                                             $       0.11    $       0.04   $       0.14    $       0.05
                                                      ============    ============   ============    ============

Weighted average number of shares outstanding:
  Basic                                                  8,099,000       8,238,000      8,165,000       8,230,000
                                                      ============    ============   ============    ============
  Diluted                                                8,184,000       8,285,000      8,233,000       8,311,000
                                                      ============    ============   ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                             2000            1999
                                                                         ------------    ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                      $  1,109,000    $    402,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, amortization and other                                    1,468,000       1,511,000
    Other (income) expense                                                   (360,000)
    Equity in losses of unconsolidated subsidiaries                            44,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                                (1,543,000)     (1,691,000)
        Inventories                                                          (379,000)        404,000
        Prepaid expenses and other current assets                            (219,000)       (396,000)
      Increase (decrease):
        Accounts payable                                                      576,000          (2,000)
        Other accrued liabilities                                              92,000         244,000
        Income taxes payable                                                  138,000         187,000
                                                                         ------------    ------------
Net cash provided by operating activities                                     926,000         659,000
                                                                         ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                     (1,067,000)       (575,000)
  Additions to rental and demo machines                                      (360,000)
  Disposal of property and equipment                                        1,575,000          41,000
  Other                                                                       145,000        (532,000)
                                                                         ------------    ------------
Net cash provided by (used in) investing activities                           293,000      (1,066,000)
                                                                         ------------    ------------

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations             (990,000)       (237,000)
  Proceeds from issuance of long-term debt                                    953,000
  Repurchase of common stock                                                 (564,000)
  Issuance of common stock                                                     51,000         130,000
                                                                         ------------    ------------

Net cash  used in financing activities                                       (550,000)       (107,000)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                          669,000        (514,000)
Cash and cash equivalents at beginning of year                                327,000       1,035,000
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $    996,000    $    521,000
                                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $    829,000    $    754,000
                                                                         ============    ============
  Income taxes paid                                                      $    699,000    $     69,000
                                                                         ============    ============


      See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at November 30, 2000 is derived from the May 31, 2000 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the fiscal year ended May 31, 2000.

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



2.   Dividends and Stock Repurchases

         No dividends were paid during the three months ended November 30, 2000 or 1999. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         On July 13, 2000, the Board of Directors approved a stock repurchase plan of up to 10% of the outstanding common stock of the Company. Stock repurchases (which will be limited to a maximum of $2,000,000) must be made on the open market and are subject to certain regulatory restrictions which, generally, limit the number of shares that can be acquired on a daily basis and limits the price per share that can be paid. As of November 30, 2000, 203,820 shares of common stock had been reacquired at an average price of $2.77 per share.

         On December 20, 2000, the Company reacquired a 200,000-share block that was part of 650,000 shares of common stock formerly owned by Armstrong International, Inc. All of the Armstrong shares were sold in a privately negotiated transaction between Armstrong, several individual buyers, and Team at a price of $2.81 per share. Including the Armstrong shares, as of January 3, 2001, the Company has reacquired a total of 417,420 shares.

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

4.   Inventories

         Inventories consist of:

                                                     November 30,          May 31,
                                                        2000                2000
                                                    -------------      --------------
     Raw materials                                  $     760,000      $      947,000
     Finished goods and work in progress                7,440,000           6,874,000
                                                    -------------      --------------
         Total                                      $   8,200,000      $    7,821,000
                                                    =============      ==============

5.   Long-Term Debt

         Long-term debt consists of:

                                 November 30,      May 31,
                                     2000           2000
                                 ------------   ------------
Revolving loan                   $  7,740,000   $  6,620,000
Term and mortgage notes             9,763,000     10,504,000
Capital lease obligations             136,000        215,000
                                 ------------   ------------
                                   17,639,000     17,339,000
Less current portion                1,569,000      1,611,000
                                 ------------   ------------
      Total                      $ 16,070,000   $ 15,728,000
                                 ============   ============


         Effective November 30, 2000, the maturity date of the revolving loan was extended by one year to September 30, 2002.

6.   Other income

         On November 30, 2000, the Company sold rental property for $1.575 million in cash (net). The property was carried as a corporate asset unrelated to either of the Company's operating segments. The transaction resulted in a gain of $440,000, which is the significant component of $360,000 of other income for the quarter.

7.   Industry Segment Information

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



     THREE MONTHS ENDED NOVEMBER 30, 2000

                                         Industrial      Equipment      Corporate
                                          Services    Sales & Rentals    & Other       Total
                                        ------------  ---------------  -----------  -----------
Revenues                                $ 17,429,000  $     2,116,000  $         0  $19,545,000
                                        ============  ===============  ===========  ===========
Earnings before interest & taxes           2,876,000         (215,000)    (632,000)   2,029,000
Interest                                           0                0      459,000      459,000
                                        ------------  ---------------  -----------  -----------
Earnings before income taxes               2,876,000         (215,000)  (1,091,000)   1,570,000
                                        ============  ===============  ===========  ===========
Depreciation and amortization                414,000          217,000      115,000      746,000
                                        ============  ===============  ===========  ===========
Capital expenditures                         641,000            7,000            0      648,000
                                        ============  ===============  ===========  ===========
Identifiable assets                     $ 33,453,000  $    11,762,000  $ 4,649,000  $49,864,000
                                        ============  ===============  ===========  ===========


     THREE MONTHS ENDED NOVEMBER 30, 1999

                                         Industrial      Equipment      Corporate
                                          Services    Sales & Rentals    & Other       Total
                                        ------------  ---------------  -----------  -----------
Revenues                                $ 13,807,000  $     2,530,000  $         0  $16,337,000
                                        ============  ===============  ===========  ===========
Earnings before interest & taxes           2,030,000           70,000   (1,017,000)   1,083,000
Interest                                           0                0      411,000      411,000
                                        ------------  ---------------  -----------  -----------
Earnings before income taxes               2,030,000           70,000   (1,428,000)     672,000
                                        ============  ===============  ===========  ===========
Depreciation and amortization                429,000          224,000       87,000      740,000
                                        ============  ===============  ===========  ===========
Capital expenditures                         190,000          122,000       21,000      333,000
                                        ============  ===============  ===========  ===========
Identifiable assets                     $ 31,689,000  $    11,204,000  $ 5,708,000  $48,601,000
                                        ============  ===============  ===========  ===========

SIX MONTHS ENDED NOVEMBER 30, 2000

                                          Industrial       Equipment        Corporate
                                           Services     Sales & Rentals      & Other          Total
                                         ------------   ---------------    ------------    ------------
Revenues                                 $ 32,126,000   $     4,195,000    $         --    $ 36,321,000
Earnings before interest & taxes            4,677,000          (457,000)     (1,408,000)      2,812,000
Interest                                           --                --         875,000         875,000
                                         ------------   ---------------    ------------    ------------
Earnings before income taxes                4,677,000          (457,000)     (2,283,000)      1,937,000
                                         ============   ===============    ============    ============
Depreciation and amortization                 820,000           406,000         242,000       1,468,000
                                         ============   ===============    ============    ============
Capital expenditures                          924,000           138,000           5,000       1,067,000
                                         ============   ===============    ============    ============
Identifiable assets                      $ 33,453,000   $    11,762,000    $  4,647,000    $ 49,862,000
                                         ============   ===============    ============    ============


SIX MONTHS ENDED NOVEMBER 30, 1999

                                          Industrial       Equipment       Corporate
                                           Services     Sales & Rentals     & Other          Total
                                         ------------   ---------------   ------------    ------------
Revenues                                 $ 26,722,000   $     5,025,000   $         --    $ 31,747,000
                                         ============   ===============   ============    ============
Earnings before interest & taxes            3,256,000           156,000     (1,879,000)      1,533,000
Interest                                           --                --        788,000         788,000
                                         ------------   ---------------   ------------    ------------
Earnings before income taxes                3,256,000           156,000     (2,667,000)        745,000
                                         ============   ===============   ============    ============
Depreciation and amortization                 852,000           460,000        199,000       1,511,000
                                         ============   ===============   ============    ============
Capital expenditures                          410,000           139,000         26,000         575,000
                                         ============   ===============   ============    ============
Identifiable assets                      $ 31,689,000   $    11,204,000   $  5,708,000    $ 48,601,000
                                         ============   ===============   ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED
     TO THREE MONTHS ENDED NOVEMBER 30, 1999

     Revenues for the quarter ended November 30, 2000 were $19.5 million compared to $16.3 million for the corresponding period of the preceding year, an increase of 20%. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) declined to 40% in the 2000 quarter compared to 45% in the 1999 quarter and net income increased to $889 thousand, or $0.11 per share as compared to $356 thousand ($0.04 per share) in the 1999 quarter.

     The strong revenue growth is attributable to the industrial services business segment, which represents about 89% of consolidated revenues. Services segment revenues were $17.4 million in the 2000 quarter compared to $13.8 million in the 1999 quarter, an increase of 26%. Management believes that the Company's service revenues are related, in part, to the operating margins experienced by its customers--particularly in the refining, pipeline and petrochemical industries. Generally, as those customers' margins improve, more funds are expended for the specialized industrial services offered by the Company.

     The Company experienced significantly improved demand for its services in the 2000 quarter as compared to the 1999 quarter because of the improvement in the general business conditions of its refining, pipeline and petro-chemical customers. In addition, the Company's newest new service offerings---mechanical inspection, field machining and technical bolting---continued to grow. Revenues from these newest service lines were $4.9 million in the 2000 quarter, an increase of 82% over the $2.7 million generated from these lines in the same quarter of 1999.

     While management is pleased with the significant growth in the newest services offerings, the operating margins in those lines are presently lower than the margins achieved in the more established service lines. That--along with disappointing results in the Equipment Segment, which are discussed below--accounts for the overall decline in operating margins to 40.1% in the 2000 quarter. Management is taking steps to improve job margins in the new service lines and fully expects that the profitability of those service lines will continue to improve and become comparable to the more established lines.

     Notwithstanding the reduced margins in the 2000 quarter, the Services segment achieved significant operating leverage on the 26% increase in revenues discussed above. The operating profit of that segment (Earnings before interest and taxes, or "EBIT") was $2.9 million in the quarter--an increase of 42% over the $2.0 million EBIT in the 1999 quarter.

     The Equipment Sales and Rental Segment (the "Climax" business) continued its sluggish performance in the second quarter of 2000, with revenues of $2.1 million being $400 thousand less than the $2.5 million generated in the 1999 quarter. This significant sales decline, coupled with higher product costs, resulted in a decline in operating margins for this segment from approximately 46% in the 1999 quarter to 39% in the 2000 quarter. The combination of falling revenues and margins caused an operating loss in this segment of $215 thousand compared to a profit of $70 thousand in the 1999 quarter. Management continues to believe that the sales decline at Climax is temporary in nature and has begun to see signs of improvement in sales orders for the third quarter. We expect that through a combination of improved sales and implemented cost reductions Climax will return to profitability by the third quarter of the current fiscal year.

     Offsetting the losses at Climax, the Company realized a gain on the sale of real estate in the second quarter of 2000 that was unrelated to either of its operating segments. The net gain ($440 thousand) is the significant component of other income of $360 thousand for the quarter.

     Interest expense in the quarter was $459 thousand in the 2000 quarter compared to $411 thousand in 1999, an increase of $48 thousand. The increase is a result of higher borrowing caused by a higher investment in working capital due to the growth in the services business, as well as a general increase in interest rates over the past year.


SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED
      TO THE SIX MONTHS ENDED NOVEMBER 30, 1999

     Revenues for the six months ended November 30, 2000 were $36.3 million as compared to $31.8 million for the corresponding period of the preceding year, an increase of 14%. Operating margins declined to 40% in the 2000 period compared to 43% in the six month period ended in 1999. Net income for the six months of 2000 was $1.1 million ($.14 per share) compared to $402 thousand ($.05 per share) in the 1999 period, an increase of 176%.

     The analysis of six month comparisons mirrors the discussion of the quarterly results above. The growth in revenues is attributable to increased demand in the Services segment, which was offset by declining revenues in the Climax business. For the six-month period, services segment revenues were $32.1 million, or $5.4 million higher (20%) than the $26.6 million in same period of 1999. For the six months, revenues from the newest service lines (inspection, field-machining, and technical bolting) were $7.3 million or 41% higher than the previous year. Revenues from the more established service lines were 15% higher than the same period of 1999 ($24.8 million compared to $21.5 million).

     Overall operating margins for the six month period in 2000 declined from 1999 percentages for the same reasons as described in the quarterly analysis--new service lines earned lower operating margins than the more mature services and, for the reasons discussed below, Climax margins were substantially less than 1999.

     Notwithstanding the reduced margins, the Services segment achieved significant operating leverage on the 20% increase in revenues for the six months ended November 30, 2000. Operating profit was $4.7 million for the 2000 period compared to $3.3 million in the 1999 period--an increase of 44%, which is consistent with the leverage achieved in the second quarter.

     The Climax business has now experienced two consecutive quarters of sluggish performance. For the six months ended November 30, 2000, revenues were $4.2 million, or $800 thousand less than the $5.0 million achieved in the same period of 1999. The 16% reduction in revenues, coupled with higher product costs, resulted in a decline in operating margins from approximately 46% in the 1999 period to 39% in the 2000 period. The combination of falling revenues and margins resulted in an operating loss of $457 thousand in the 2000 period compared to a profit of $156 thousand in the 1999 period.

     As discussed in the three month analysis, Other income was $360,000 for the six months ended November 30, 2000. Interest expense was $875 thousand in the six months ended November 30, 2000, which is $87 thousand higher than in the 1999 period due to increased borrowings to support business growth and a general increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2000, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $7.5 million, an increase of approximately $1.3 million since May 31, 2000. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At November 30, 2000, the outstanding balance under the revolving credit facility was $7.7 million and approximately $4 million was available to borrow under the facility.

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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first six months of fiscal 2001 in the Company's market risk sensitive instruments.



PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2000 Annual Meeting of Shareholders of the Company was held on October 5, 2000. At that meeting, Messrs. E. Theodore Laborde and Jack M. Johnson, Jr. were elected to serve as directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME                                       FOR                                      WITHHELD
----                                       ---                                      --------
E. Theodore Laborde                        7,217,138                                 162,898
Jack M. Johnson, Jr.                       7,294,738                                  85,298


         The four directors continuing in office until the expiration of their respective terms are Messrs. George W. Harrison, Philip J. Hawk, Louis A. Waters, and Sidney B. Williams.

         The shareholders also approved the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending May 31, 2001 by the following vote:

FOR                                         AGAINST                                  ABSTAIN
---                                         -------                                  -------
7,352,257                                   26,779                                   1,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (10) Amendment No. 4 dated as of November 30, 2000 to Credit Agreement dated as of August 28, 1998 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed September 9, 1998).

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed this quarter.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     TEAM, INC
                                     (Registrant)


Date:  January 11, 2001

                                     /s/ PHILIP J. HAWK
                                     -------------------------------------------
                                     Philip J. Hawk
                                     Chief Executive Officer and Director

                                     /s/ TED W. OWEN
                                     -------------------------------------------
                                     Ted W. Owen, Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
(10)     Amendment No. 4 dated as of November 30, 2000 to Credit Agreement dated as of August 28, 1998 (filed as Exhibit 2.5 to the Company's Current
         Report on Form 8-K filed September 9, 1998).