Form 10-Q
period 2001-02-28
TEAM INC
filed 2001-04-16
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended           FEBRUARY 28, 2001
                                        ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period                       to
                                   ---------------------   ---------------------

         Commission file number                     0-9950
                                ------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                   74-1765729
----------------------------------------  --------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)


200 Hermann Drive, Alvin, Texas                          77511
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (281) 331-6154
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

                        Yes  X                      No
                           -----                      ----

On April 4, 2001, there were 7,826,934 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                               Page No.
                                                                               --------
           Item 1.    Financial Statements

                      Consolidated Condensed Balance Sheets --                     1
                       February 28, 2001 (Unaudited) and May 31, 2000

                      Consolidated Condensed Statements of Operations
                      (Unaudited) --                                               2
                       Three Months and Nine Months Ended
                       February 28, 2001 and 2000

                      Consolidated Condensed Statements of Cash Flows
                      (Unaudited) --                                               3
                       Nine Months Ended February 28, 2001 and 2000

                      Notes to Unaudited Consolidated Condensed
                      Financial Statements                                         4

           Item 2.    Management's Discussion and Analysis                         9
                       of Financial Condition and
                       Results of Operations

           Item 3.    Quantitative and Qualitative Disclosure                     11
                       about Market Risk



PART II.   OTHER INFORMATION

Item 5.    Other information                                                      11

Item 6.    Exhibits and Reports on Form 8-K                                       11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   FEBRUARY 28,       MAY 31,
                                   ASSETS                              2001            2000
                                                                   ------------    ------------
                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                                        $    676,000    $    327,000
  Accounts receivable, net of allowance for doubtful
    accounts of $333,000 and $251,000                                13,503,000      13,580,000
  Inventories                                                         8,082,000       7,821,000
  Prepaid expenses and other current assets                           1,046,000       1,017,000
                                                                   ------------    ------------
      Total Current Assets                                           23,307,000      22,745,000

Property, Plant and Equipment, net of accumulated
    depreciation of $13,835,000 and $15,076,000                      12,063,000      13,249,000

Goodwill, net of accumulated amortization
    of $579,000 and $373,000                                         10,410,000      10,616,000

Other Assets                                                          1,427,000       1,878,000
                                                                   ------------    ------------
      Total Assets                                                 $ 47,207,000    $ 48,488,000
                                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                $  1,550,000    $  1,611,000
  Accounts payable                                                    1,750,000       1,979,000
  Other accrued liabilities                                           2,950,000       3,040,000
  Income taxes payable                                                  726,000       1,102,000
                                                                   ------------    ------------
      Total Current Liabilities                                       6,976,000       7,732,000

Long-term debt                                                       14,970,000      15,728,000
Other long-term liabilities                                           1,637,000       2,060,000

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,285,054 and 8,256,954 shares issued at
    February 28, 2001 and May 31, 2000, respectively                  2,486,000       2,477,000
  Additional paid-in capital                                         32,152,000      32,103,000
  Accumulated deficit                                                (9,701,000)    (11,488,000)
  Unearned compensation                                                 (10,000)        (27,000)
  Treasury stock at cost, 436,320 and 9,700 shares                   (1,303,000)        (97,000)
                                                                   ------------    ------------
      Total Stockholders' Equity                                     23,624,000      22,968,000
                                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity                   $ 47,207,000    $ 48,488,000
                                                                   ============    ============


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            FEBRUARY 28(29),              FEBRUARY 28(29),
                                                      ----------------------------   ----------------------------
                                                          2001            2000           2001            2000
                                                      ------------    ------------   ------------    ------------
Revenues                                              $ 18,656,000    $ 16,503,000   $ 54,977,000    $ 48,250,000
Operating expenses                                      11,343,000       9,765,000     33,157,000      27,766,000
                                                      ------------    ------------   ------------    ------------
   Gross Margin                                          7,313,000       6,738,000     21,820,000      20,484,000
Selling, general and administrative expenses             6,189,000       5,814,000     18,244,000      18,027,000
Other expense (income), net                                 82,000              --       (278,000)             --
                                                      ------------    ------------   ------------    ------------
Earnings before interest and taxes                       1,042,000         924,000      3,854,000       2,457,000
Interest                                                   373,000         404,000      1,248,000       1,192,000
                                                      ------------    ------------   ------------    ------------
Earnings before income taxes                               669,000         520,000      2,606,000       1,265,000
Provision (benefit) for income taxes                        (8,000)        159,000        820,000         502,000
                                                      ------------    ------------   ------------    ------------
Net income                                            $    677,000    $    361,000   $  1,786,000    $    763,000
                                                      ============    ============   ============    ============

Net income per common share:
  Basic                                               $       0.09    $       0.04   $       0.22    $       0.09
                                                      ============    ============   ============    ============
  Diluted                                             $       0.08    $       0.04   $       0.22    $       0.09
                                                      ============    ============   ============    ============

Weighted average number of shares outstanding:
  Basic                                                  7,893,000       8,247,000      8,167,000       8,235,000
                                                      ============    ============   ============    ============
  Diluted                                                8,068,000       8,247,000      8,272,000       8,282,000
                                                      ============    ============   ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                             FEBRUARY 28 (29),
                                                                            2001            2000
                                                                        ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                            $  1,786,000    $    763,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, amortization and other                                   2,155,000       2,222,000
    Other income                                                            (360,000)
    Allowance for doubtful accounts and other                                100,000
    Equity in losses of unconsolidated subsidiaries                           93,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                                  (90,000)     (1,990,000)
        Inventories                                                         (261,000)        896,000
        Prepaid expenses and other current assets                            (29,000)       (240,000)
      Increase (decrease):
        Accounts payable                                                    (229,000)        715,000
        Other accrued liabilities                                            (90,000)       (640,000)
        Income taxes payable                                                (376,000)        415,000
                                                                        ------------    ------------
Net cash provided by operating activities                                  2,699,000       2,141,000
                                                                        ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                    (1,325,000)     (1,086,000)
  Additions to rental and demo machines                                     (464,000)
  Disposal of property and equipment                                       1,652,000          49,000
  Other                                                                      177,000        (947,000)
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                           40,000      (1,984,000)
                                                                        ------------    ------------

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations          (1,475,000)       (617,000)
  Proceeds from issuance of long-term debt                                   233,000
  Repurchase of common stock                                              (1,206,000)
  Issuance of common stock                                                    58,000         135,000
                                                                        ------------    ------------

Net cash  used in financing activities                                    (2,390,000)       (482,000)
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                         349,000        (325,000)
Cash and cash equivalents at beginning of year                               327,000       1,035,000
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $    676,000    $    710,000
                                                                        ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                              $  1,282,000    $  1,178,000
                                                                        ============    ============
  Income taxes paid                                                     $  1,203,000    $    264,000
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



2.   Dividends and Stock Repurchases

         No dividends were paid during the nine months ended February 28, 2001 or 2000. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         On July 13, 2000, the Board of Directors approved a stock repurchase plan of up to 10% of the outstanding common stock of the Company. Stock repurchases must be made on the open market and are subject to certain regulatory restrictions which, generally, limit the number of shares that can be acquired on a daily basis and limits the price per share that can be paid. As a part of the stock repurchase program, in December 2000, the Company reacquired a 200,000-share block that was part of 650,000 shares of common stock formerly owned by Armstrong International, Inc. All of the Armstrong shares were sold in a privately negotiated transaction between Armstrong, several individual buyers, and Team at a price of $2.81 per share. As of February 28, 2001, 426,620 shares of common stock had been reacquired at an average price of $2.82 per share.

         The stock repurchase program was suspended in April 2001, as a result of the announcement of a proposed cash tender offer to reacquire an additional 1.2 million shares. (See Part II, Item 5).

3. Earnings Per Share

         There is no significant difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

4. Inventories

         Inventories consists of:

                                                       February 28,     May 31,
                                                           2001          2000
                                                       ------------   -----------
       Raw materials                                   $    797,000   $   947,000
       Finished goods and work in progress                7,285,000     6,874,000
                                                       ------------   -----------
          Total                                        $  8,082,000   $ 7,821,000
                                                       ============   ===========


5.  Long-Term Debt

         Long-term debt consists of:

                                                February 28,      May 31,
                                                   2001            2000
                                                ------------   -----------
Revolving loan                                  $  7,020,000   $ 6,620,000
Term and mortgage notes                            9,393,000    10,504,000
Capital lease obligations                            107,000       215,000
                                                ------------   -----------
                                                  16,520,000    17,339,000
Less current portion                               1,550,000     1,611,000
                                                ------------   -----------
      Total                                     $ 14,970,000   $15,728,000
                                                ============   ===========

         Effective November 30, 2000, the maturity date of the revolving loan was extended by one year to September 30, 2002.

6.   Other income

         On November 30, 2000, the Company sold rental property for $1.575 million in cash (net). The property was carried as a corporate asset unrelated to either of the Company's operating segments. The transaction resulted in a gain of $440,000, which is the significant component of other income for the nine months ended February 28, 2001.

         On February 27, 2001, the Company completed the sale of substantially all of the assets and operations of a small operating subsidiary located in the United Kingdom ("UK"). The loss on disposal of the business of $82 thousand is reflected as a reduction in the line item "other income" for the three months and nine months ended February 28, 2001. The operations of the UK subsidiary were not material to the Company's business.

7.   Income taxes

         The UK subsidiary (see note 6) had incurred losses since the early 1990's; however, no tax benefit had been recognized since the utilization of such benefits could not be assured prior to the liquidation of the subsidiary. With the sale of the subsidiary, the Company will be able to effectively utilize the benefit of the losses in its fiscal year 2001 Federal income tax return. Accordingly, a tax benefit of $400,000 was recognized in the three months ended February 28, 2001. Such amount will reduce cash Federal income taxes payable for the fiscal year 2001.

8.   Industry Segment Information

         The Company discloses certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

THREE MONTHS ENDED FEBRUARY 28, 2001

                                         Industrial       Equipment      Corporate
                                          Services     Sales& Rentals     & Other          Total
                                        ------------   --------------   ------------    ------------
Revenues                                $ 16,144,000   $    2,512,000   $          0    $ 18,656,000
                                        ============   ==============   ============    ============
Earnings before interest & taxes           1,864,000          183,000     (1,005,000)      1,042,000
Interest                                           0                0        373,000         373,000
                                        ------------   --------------   ------------    ------------
Earnings before income taxes               1,864,000          183,000     (1,378,000)        669,000
                                        ============   ==============   ============    ============
Depreciation and amortization                414,000          180,000         91,000         685,000
                                        ============   ==============   ============    ============
Capital expenditures                         240,000            5,000         13,000         258,000
                                        ============   ==============   ============    ============
Identifiable assets                     $ 31,321,000   $   12,214,000   $  3,672,000    $ 47,207,000
                                        ============   ==============   ============    ============


THREE MONTHS ENDED FEBRUARY 29, 2000

                                         Industrial       Equipment      Corporate
                                          Services     Sales& Rentals     & Other          Total
                                        ------------   --------------   ------------    ------------
Revenues                                $ 13,806,000   $    2,697,000   $          0    $ 16,503,000
                                        ============   ==============   ============    ============
Earnings before interest & taxes           1,729,000          194,000       (999,000)        924,000
Interest                                           0                0        404,000         404,000
                                        ------------   --------------   ------------    ------------
Earnings before income taxes               1,729,000          194,000     (1,403,000)        520,000
                                        ============   ==============   ============    ============
Depreciation and amortization                435,000          177,000         99,000         711,000
                                        ============   ==============   ============    ============
Capital expenditures                         397,000          114,000              0         511,000
                                        ============   ==============   ============    ============
Identifiable assets                     $ 31,385,000   $   11,473,000   $  5,790,000    $ 48,648,000
                                        ============   ==============   ============    ============

NINE MONTHS ENDED FEBRUARY 28, 2001

                                         Industrial       Equipment      Corporate
                                          Services     Sales& Rentals     & Other          Total
                                        ------------   --------------   ------------    ------------
Revenues                                $ 48,270,000   $    6,707,000                    $ 54,977,000
Earnings before interest & taxes           6,541,000         (274,000)     (2,413,000)      3,854,000
Interest                                          --               --       1,248,000       1,248,000
                                        ------------   --------------    ------------    ------------
Earnings before income taxes               6,541,000         (274,000)     (3,661,000)      2,606,000
                                        ============   ==============    ============    ============
Depreciation and amortization              1,236,000          586,000         333,000       2,155,000
                                        ============   ==============    ============    ============
Capital expenditures                       1,160,000          147,000          18,000       1,325,000
                                        ============   ==============    ============    ============
Identifiable assets                     $ 31,321,000   $   12,214,000    $  3,672,000    $ 47,207,000
                                        ============   ==============    ============    ============


NINE MONTHS ENDED FEBRUARY 29, 2000

                                         Industrial       Equipment      Corporate
                                          Services     Sales& Rentals     & Other          Total
                                        ------------   --------------   ------------    ------------
Revenues                                $ 40,528,000   $    7,722,000   $         --    $ 48,250,000
                                        ============   ==============   ============    ============
Earnings before interest & taxes           4,985,000          350,000     (2,878,000)      2,457,000
Interest                                          --               --      1,192,000       1,192,000
                                        ------------   --------------   ------------    ------------
Earnings before income taxes               4,985,000          350,000     (4,070,000)      1,265,000
                                        ============   ==============   ============    ============
Depreciation and amortization              1,287,000          637,000        298,000       2,222,000
                                        ============   ==============   ============    ============
Capital expenditures                         808,000          252,000         26,000       1,086,000
                                        ============   ==============   ============    ============
Identifiable assets                     $ 31,385,000   $   11,473,000   $  5,790,000    $ 48,648,000
                                        ============   ==============   ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED
     TO THREE MONTHS ENDED FEBRUARY 29, 2000

     Revenues for the quarter ended February 28, 2001 were $18.7 million compared to $16.5 million for the corresponding period of the preceding year, an increase of 13%. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) declined to 39% in the 2001 quarter compared to 41% in the 2000 quarter and net income increased to $677 thousand, or $0.09 per share as compared to $361 thousand ($0.04 per share) in the 2000 quarter.

     The industrial services business segment, which represents about 87% of consolidated revenues, continued its strong year over year growth. Services segment revenues were $16.1 million in the 2001 quarter compared to $13.8 million in the 2000 quarter, an increase of 17%. Management believes that the Company's service revenues are related, in part, to the operating margins experienced by its customers--particularly in the refining, pipeline and petrochemical industries. Generally, as those customers' margins improve, more funds are expended for the specialized industrial services offered by the Company. The Company experienced improved demand for its services in the 2001 quarter as compared to the 2000 quarter because of the generally good business conditions of its refining, pipeline and petro-chemical customers.

     While Industrial Services revenues were up 17%, operating profits for that segment (earnings before interest and taxes) were up by only 8%--$1.9 million in the 2001 quarter versus $1.7 million in the 2000 quarter. Operating profit in the 2001 quarter was negatively impacted by the liquidation of the Company's operating subsidiary in the United Kingdom, which resulted in a pre-tax loss of $161 thousand during the quarter, including $82 thousand (reported on the consolidated statement of earnings as other expense) associated with the loss on disposal of its assets. (The United Kingdom subsidiary was not material to the overall services segment, with revenues of only $115 thousand for the 2001 quarter). Industrial Service Segment operating profit was also negatively impacted in the quarter by cost increases for employee benefits (primarily medical insurance) and generally rising utility costs.

     The Equipment Sales and Rental Segment (the "Climax" business) reported significantly improved results compared to the first two quarters of the current fiscal year, but was still slightly behind the same quarter of 2000. Revenues were $2.5 million for the quarter compared to $2.7 million for the same quarter of 2000. Operating profit in the 2001 quarter was $183 thousand compared to $194 thousand in the 2000 quarter. Operating margins in the Climax business actually improved over the 2000 levels (45.5% versus 43.5%). That improvement is a result of aggressive efforts to bring cost levels down to existing sales rates. (The operating margin was only 39% for the second quarter of the current fiscal year). While management is pleased with the results of the cost reduction effort that have been realized in the third quarter, the focus is on strengthening sales, which are running below prior year levels.

     The consolidated results for the 2001 quarter reflect a tax benefit of $8 thousand compared to tax expense of $159 thousand in the 2000 quarter. The current quarter's net tax benefit reflects the recognition of a $400 thousand tax benefit that is associated with the liquidation of the UK subsidiary. This tax benefit will directly reduce cash taxes payable for fiscal year 2001 and arises because of cumulative losses--which had not previously been tax affected-- since the acquisition of the UK company by Team in the early 1990's. (The 2000 quarter's tax expense was also net of a one-time tax benefit of $150 thousand associated with Climax tax refunds relating to pre-acquisition periods).

 NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED
      TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

     Revenues for the nine months ended February 28, 2001 were $55.0 million as compared to $48.3 million for the corresponding period of the preceding year, an increase of 14%. Operating margins declined to 40% in the 2001 period compared to 43% in the nine month period ended in 2000. Net income for the nine months of 2001 was $1.8 million ($.22 per share) compared to $763 thousand ($.09 per share) in the 2000 period, an increase of 134%.

     The growth in revenues is attributable to increased demand in the Services segment, which was offset by declining revenues in the Climax business. For the nine-month period, services segment revenues were $48.3 million, or $7.8 million higher (19%) than the $40.5 million in same period of 2000. For the nine months, revenues from the newest service lines (inspection, field-machining, and technical bolting) were $10.8 million or 34% higher than the previous year. Revenues from the more established service lines were 16% higher than the same period of 2000 ($37.5 million compared to $32.4 million).

     Overall operating margins for the nine month period in 2001 declined from 2000 percentages for the reasons described in the current and prior quarter's analysis--new service lines earned lower operating margins than the more mature services, operating cost increases in the third quarter, and, for the reasons discussed below, Climax margins were substantially less than 2000.

     Notwithstanding the reduced margins, the Services segment achieved significant operating leverage on the 19% increase in revenues for the nine months ended February 28, 2001. Operating profit was $6.5 million for the 2001 period compared to $5.0 million in the 2000 period--an increase of 31%.

     The Climax business has experienced two consecutive quarters of sluggish performance in the first half of the current year, followed by substantially improved results in the third quarter, as discussed above. For the nine months ended February 28 2001, revenues were $6.7 million, or $1 million less than the $7.7 million achieved in the same period of 2000. The 13% reduction in revenues, coupled with higher product costs, resulted in a decline in operating margins from approximately 45% in the 2000 period to 41% in the 2001 period. The combination of falling revenues and margins resulted in an operating loss of $274 thousand in the 2001 period compared to a profit of $350 thousand in the 2000 period. As discussed above, there was a significant turnaround in operating results in the third quarter and management is cautiously optimistic about the near term outlook for this business segment.

     In the second quarter, of the current year, the Company realized a gain on the sale of real estate of $440 thousand that was unrelated to either of its operating segments. The gain is included in "other income, net" in the consolidated condensed statement of operations. Also included in that line item in the 2001 period is the $82 thousand expense (discussed in the three month analysis) associated with the liquidation of the Company's UK subsidiary.

     The nine month provision for income taxes of $820 thousand in the 2001 period and $502 thousand in the 2000 period reflects the third quarter recognition of tax benefits discussed in the three month analysis.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2001, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $7.2 million, an increase of approximately $1.0 million since May 31, 2000. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At February 28, 2001, the outstanding balance under the revolving credit facility was $7.0 million and approximately $4.8 million was available to borrow under the facility.

     As of April 4, 2001, the Company has re-acquired 448,420 thousand shares of its common stock for a total consideration of approximately $1.3 million. Financing of the stock-buy back has come from operating cash flows and the revolving credit facility. On April 4, 2001, the Company announced its intention to make a cash tender offer for up to 1.2 million additional shares at $3.00 per share. The tender is expected to commence near the end of April 2001 and will be financed under the existing credit facility.

     In the opinion of management, cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, and to finance the proposed cash tender offer to re-acquire shares.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first nine months of fiscal 2001 in the Company's market risk sensitive instruments.



PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      A. ANNOUNCEMENT OF PROPOSED CASH TENDER OFFER

      On April 4, 2001, the Company announced that its Board of Directors has proposed a cash tender offer to purchase up to 1.2 million shares of the Company's common stock at a price of $3.00 per share. Commencement of the tender offer is expected to commence by the end of April 2001 after completion of all regulatory filings and preparation of required information statements. The Company had previously announced a stock repurchase program of up to 10% of its outstanding stock. Pursuant to that program, which has now been suspended as a result of the proposed tender offer, the Company reacquired 448,420 shares on the open market.

     B. DISCUSSIONS WITH SEC STAFF REGARDING TIMING OF EXPENSE RECOGNITION IN FY 1999.

     After substantial review and discussions among the Company and the staff of the SEC Division of Corporate Finance, the Company received a notice from the staff on April 11, 2001 requesting that the Company revise previously issued financial statements to change the timing of expense recognition of payments being made to two retired former officers. The issue involves $627,000 of expense accrued by the Company in FY 1999, which represented payments identified in the underlying agreements with the former officers as being for future consulting services.

     Management believed it was appropriate to expense all future payments to those individuals in the third quarter of FY 1999 because the Company did not intend to utilize the individuals as consultants in the future and there was an oral agreement with them to that effect. The SEC staff has objected to the full accrual of the future payments in FY 1999 because the underlying agreements--which required the former officers to be available for future consulting--provide that all modifications to the agreements must be in writing. The underlying agreements were formally amended to eliminate the consulting requirements in January 2001. The Company has not utilized either of the former officers for consulting services since January 1999.

     The Company continues to believe that the original timing of expense recognition was appropriate in light of the facts and circumstances, and is continuing to discuss the matter with the SEC staff. In the event that previously issued financial statements are restated, the following would be the effect on previously reported net income and earnings per share for the fiscal years 2000 and 1999 and for the three months and nine months ended February 28, 2001 (A restatement would not impact reported operating results of either of the Company's business segments and would have no impact on the Company's cash flows):

                                                   Periods ended Feb. 28, 2001
                                                  ------------------------------           Years ended May 31,
                                                    Three                Nine          --------------------------
                                                    Months              Months            2000            1999
                                                    ------              ------            ----            ----
Net income, as reported                           $ 677,000           $1,786,000       $1,484,000       $ 276,000
                                                  =========           ==========       ==========       =========

Effect on net income if restatement required
  Decrease (increase) in other expenses            (312,000)            (384,000)        (153,000)        537,000
  Related deferred tax expense effect               119,000              146,000           58,000        (204,000)
    Proforma change to net income                  (193,000)            (238,000)         (95,000)        333,000
                                                  ---------           ----------       ----------       ---------
Pro-Forma Restated net income                     $ 484,000           $1,548,000       $1,389,000       $ 609,000
                                                  =========           ==========       ==========       =========

Basic earnings per share, as reported             $    0.09           $     0.22       $     0.18       $    0.04

Pro forma restated basic earnings per share,
  if restatement required                         $    0.07           $     0.19       $     0.17       $    0.08

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed this quarter.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 TEAM, INC
                                 (Registrant)


Date:  April 16, 2001

                                 /s/ PHILIP J. HAWK
                                 -----------------------------------------------
                                 Philip J. Hawk
                                 Chief Executive Officer and Director

                                 /s/ TED W. OWEN
                                 -----------------------------------------------
                                 Ted W. Owen, Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)