Form 10-K405/A
period 2000-05-31
TEAM INC
filed 2001-05-08
CIK 318833

================================================================================
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

                          COMMISSION FILE NUMBER 0-9950

                                   ----------

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

                                   ----------

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

                                      None

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

         As of August 18, 2000, 8,138,904 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of common stock on the American Stock Exchange, Inc. on such date) was $23,399,349.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Team, Inc. to be held October 5, 2000.


--------------------------------------------------------------------------------

================================================================================

                                FORM 10-K/A INDEX

This amendment on Form 10-K/A is being filed to give effect to the restatement of the Company's financial statements, included in Item 8, as discussed in Note 15 thereto.


                                     PART I

                                                                             Page
                                                                             ----

Item 1.  Business...........................................................   3

                                     PART II

Item 6.  Selected Financial Data............................................   7

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   9

Item 8.  Consolidated Financial Statements and Supplementary Data...........  12

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

     The Company licenses its proprietary leak repair and hot tapping techniques and materials to various companies outside the United States and receives a royalty based upon revenues earned by the licensee. Additionally, the Company conducts operations through international subsidiaries in Singapore and Trinidad. To date, international operations have not been material to the overall operations of the Company.

     In August of 1998, the Company entered a new business segment--equipment sales and rental--through the acquisition of Climax Portable Machine Tools, Inc. ("Climax") of Newberg, Oregon. Climax is a leading designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. The Climax acquisition provided the support for the Company's offering of on-site field machining services beginning in February of 1999.

     (b) Financial Information about Segments

     See Note 11 to accompanying financial statements for financial information about business segments.

     (c) Narrative Description of Business

     The Company operates in two reportable revenue generating segments--1) industrial services and 2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining and inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues from each segment in the three years ended May 31:



                 Segment                2000         1999        1998
                                       -------     -------     -------
          Industrial Services          $56,053     $47,282     $45,457
          Equipment Sales               10,583       7,350
           And Rentals
                                       -------     -------     -------
                  Total                $66,636     $54,632     $45,457

                                       =======     =======     =======

     (Note: 1999 Equipment sales and rentals includes third party revenues for nine months only--since the date of Climax acquisition effective September 1,
1998).


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

EQUIPMENT SALES AND RENTALS

     In August, 1998 the Company entered a new business segment--equipment sales and rentals--through the acquisition of Climax, a leading design-manufacturer of portable machine tools located in Newburg, Oregon. Climax' standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold to end users in the utilities, refining, and extractive industries, or to other service providers and contractors, such as Team. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2000 (amounts in thousands, except per share data):




                                                                           Fiscal Years Ended May 31,
                                                  ----------------------------------------------------------------------
                                                     2000           1999           1998           1997           1996
                                                  ----------     ----------     ----------     ----------     ----------
                                                                                 (As restated, see below)
                                                  ----------------------------------------------------------------------
Revenues                                          $   66,636     $   54,632     $   45,457     $   43,655     $   47,449
Income (loss) from continuing operations,
   net of income taxes                            $    1,471     $      505     $    1,423     $      777     $   (8,436)
Income (loss) from discontinued operations,
   net of income taxes                                    --             --             --              1           (534)
                                                  ----------     ----------     ----------     ----------     ----------
Net income  (loss)                                $    1,471     $      505     $    1,423     $      778     $   (8,970)
                                                  ==========     ==========     ==========     ==========     ==========

Income (loss) per common share: basic
   Income (loss) from continuing operations       $     0.18     $     0.07     $     0.24     $     0.15     $    (1.63)
   Income (loss) from discontinued operations             --             --             --             --          (0.10)
                                                  ----------     ----------     ----------     ----------     ----------
Net income (loss)                                 $     0.18     $     0.07     $     0.24     $     0.15     $    (1.73)
                                                  ==========     ==========     ==========     ==========     ==========

Income (loss) Per common share: diluted
   Income (loss) from continuing operations       $     0.18     $     0.07     $     0.23     $     0.15     $    (1.63)
   Income (loss) from discontinued operations             --             --             --             --          (0.10)
                                                  ----------     ----------     ----------     ----------     ----------
Net Income (loss)                                 $     0.18     $     0.07     $     0.23     $     0.15     $    (1.73)
                                                  ==========     ==========     ==========     ==========     ==========

Weighted average shares outstanding:basic              8,238          7,547          5,947          5,162          5,160
Weighted average shares outstanding:diluted            8,283          7,741          6,112          5,162          5,160

Cash dividend declared, per common share          $     0.00     $     0.00     $     0.00     $     0.00     $     0.00

Balance Sheet data                                                               May 31,
                                                  ----------     ----------     ----------     ----------     ----------
                                                     2000           1999           1998           1997           1996
                                                  ----------     ----------     ----------     ----------     ----------
                                                                            (As restated, see below)
                                                  ----------------------------------------------------------------------
   Total assets                                   $   48,384     $   47,765     $   27,109     $   24,115     $   28,984
   Long-term  debt and other liabilities          $   17,409     $   20,224     $    6,042     $    7,725     $   11,907
   Stockholders' equity                           $   23,137     $   21,526     $   15,534     $   11,886     $   10,950
   Working capital                                $   14,909     $   15,736     $   13,078     $   11,556     $   10,702

As discussed in Note 15 to the financial statements, the Company has revised its accounting for certain post retirement benefits granted to two retired officers and , accordingly, has restated its previously issued financial statements. The effects of the restatement are as follows (amounts in thousands, except per share amounts):



                                                                                Fiscal Years Ended May 31,
                                                            ----------------------------------------------------------------
                                                              2000          1999          1998          1997          1996
                                                            --------      --------      --------      --------      --------
                                                                            (In thousands, Except Per share Amounts)
Income (loss) from continuing operations,
   net of income taxes, as previously reported              $  1,484      $    276      $  1,393      $    759      $ (8,744)

Adjustment for change in accounting
 for post-retirement benefit payments                            (13)          229            30            18           308
Income (loss) from continuing operations,
                                                            --------      --------      --------      --------      --------
   net of income taxes, as adjusted                            1,471           505         1,423           777        (8,436)
                                                            --------      --------      --------      --------      --------

Income (loss) per common share: basic
   Income (loss) from continuing operations                 $   0.18      $   0.04      $   0.23      $   0.15      $  (1.70)

  Adjustment for change in accounting
     for post-retirement benefit payments                   $             $   0.03      $   0.01      $     --      $   0.07
                                                            --------      --------      --------      --------      --------
  Income (loss) from continuing operations, as adjusted     $   0.18      $   0.07      $   0.24      $   0.15      $  (1.63)
                                                            --------      --------      --------      --------      --------

Income (loss) Per common share: diluted
   Income (loss) from continuing operations,
       as previously reported                               $   0.18      $   0.04      $   0.23      $   0.15      $  (1.70)

  Adjustment for change in accounting
    for post-retirement benefit payments                                      0.03                                      0.07
                                                            --------      --------      --------      --------      --------
  Income (loss) from continuing operations, as adjusted     $   0.18      $   0.07      $   0.23      $   0.15      $  (1.63)
                                                            --------      --------      --------      --------      --------


Balance Sheet data                                                                      May 31,
                                                            --------      --------      --------      --------      --------
                                                              2000          1999          1998          1997          1996
                                                            --------      --------      --------      --------      --------
                                                                                    (In thousands)
   Total assets, as previously reported                     $ 48,488      $ 47,877      $ 27,080      $ 24,068      $ 28,926
   Adjustment for change in accounting for
      post-retirement benefit payments                      $   (104)     $   (112)     $     29      $     47      $     58
                                                            --------      --------      --------      --------      --------
   Total assets, as adjusted                                $ 48,384      $ 47,765      $ 27,109      $ 24,115      $ 28,984
                                                            --------      --------      --------      --------      --------

   Long-term debt and other liabilities,
    as previously reported                                  $ 17,682      $ 20,518      $  5,966      $  7,601      $ 11,754
   Adjustment for change in accounting for
      post-retirement benefit payments                      $   (273)     $   (294)     $     76      $    124      $    153
                                                            --------      --------      --------      --------      --------
   Long-term debt and other liabilities, as adjusted        $ 17,409      $ 20,224      $  6,042      $  7,725      $ 11,907
                                                            --------      --------      --------      --------      --------

   Stockholders' equity, as previously reported             $ 22,968      $ 21,344      $ 15,581      $ 11,963      $ 11,045
   Adjustment for change in accounting for
      post-retirement benefit payments                      $    169      $    182      $    (47)     $    (77)     $    (95)
                                                            --------      --------      --------      --------      --------
   Stockholders' equity, as adjusted                        $ 23,137      $ 21,526      $ 15,534      $ 11,886      $ 10,950
                                                            --------      --------      --------      --------      --------

   Working capital, as previously reported                  $ 15,013      $ 15,848      $ 13,049      $ 11,509      $ 10,644
   Adjustment for change in accounting for
      post-retirement benefit payments                          (104)         (112)           29            47            58
                                                            --------      --------      --------      --------      --------
   Working capital, as adjusted                             $ 14,909      $ 15,736      $ 13,078      $ 11,556      $ 10,702
                                                            --------      --------      --------      --------      --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's financial statements for the years ended May 31, 2000, 1999 and 1998 have been restated as discussed in Note 15 to the accompanying financial statements. The information included in the following discussion gives effect to that restatement.

OVERVIEW

     Earnings before income taxes were $2.5 million for the year ended May 31, 2000 compared to $1.3 million in 1999 and $2.5 million in 1998. The following table identifies certain percentage relationships of costs with consolidated revenues:



                                                                FISCAL YEARS
                                                       ------------------------------
                                                       2000        1999        1998
                                                       -----       -----       -----
Revenue                                                100.0%      100.0%      100.0%
Operating expenses                                     (57.4)      (58.3)      (57.0)
                                                       -----       -----       -----
    Gross margin                                        42.6        41.7        43.0
Selling, general and administrative expenses           (36.7)      (36.0)      (36.3)
Severance and other charges                               --        (1.7)         --
Gain on sale of property                                 0.3          --          --
                                                       -----       -----       -----
    Earnings before interest and taxes                   6.2         4.0         6.7
Interest expense                                        (2.4)       (1.7)       (1.1)
                                                       -----       -----       -----
    Earnings before income taxes                         3.8         2.3         5.6
Income taxes                                            (1.6)       (1.4)       (2.4)
                                                       -----       -----       -----
    Net income                                           2.2%        0.9%        3.2%
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

     In the aggregate, most of the year over year increase in industrial service revenue (excluding XRI) is attributable to the substantial growth in the new service offerings first undertaken in FY 1999--field machining and technical bolting. Revenues from these new offerings were $2.4 million more than during the inception year of 1999. While FY 2000 revenues from traditional service offerings (leak repair, hot tapping, emission control monitoring, etc.) were relatively flat in comparison to FY 1999, fourth quarter revenues from these lines were $1.7 million higher than earned in the fourth quarter of FY 1999 as a result of improved demand for such services--particularly in the refining and petrochemical industries-- in the fourth quarter of 2000 versus 1999, which is believed to have resulted from improved customer operating margins. Management believes that the Company's revenues and operating margins are related, in part, to the operating margins experienced by its customers--particularly in the refining and petrochemical industries. Generally, as those customer margins improve, more funds are expended for the specialized industrial services offered by the Company.

     Operating margins improved to 42.6% of revenues in 2000, compared to 41.7% in 1999. The improvement reflects the strong operating leverage occurring in the fourth quarter as a result of significantly increased industrial service revenues in that quarter. As discussed below, 1999 margins were negatively impacted by a softening in the market for the Company's industrial services that began in the last half of Fiscal 1999 and continued through the first quarter of Fiscal 2000. With respect to Climax, operating margins improved slightly in comparison to 1999 (46.2% versus 45.2%)--primarily as a result of improved plant utilization associated with an overall sales increase of 11% over the comparable period of 1999.

     Selling, general and administrative expense were 36.7% of revenues in Fiscal 2000, up slightly from 36.0% in Fiscal 1999. Headquarters support costs were significantly reduced in fiscal 2000 as a result of staffing reductions implemented in January and August of 1999. These support cost reductions were offset, however, by increased selling and promotion costs associated with increased industrial service revenues, including the introduction of new service offerings--field machining and inspection.

     As a result of additional borrowings associated with business acquisitions in August 1999 and April 2000, as well as general increases in interest rates, interest expense increased to $1.6 million (2.4% of revenues) as compared to $912 thousand (1.7%) in 1999. See the discussion of liquidity and capital resources below.


FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues in 1999 were $54.6 million compared to $45.5 million in 1998, an increase of 20%. The significant portion of the increase, $7.4 million or 16.3%, is a result of the Company's entry into a new business segment--equipment sales and rentals--through the Climax acquisition effective September 1998. The industrial services segment of the business experienced modest revenue growth of 4%, which is attributable to the introduction of new service lines in 1999--field machining and inspection. Inspection services contributed $1.3 million in 1999 revenues in only two months of operations since the XRI acquisition in April 1999, while field machining added $1.1 million since its introduction in February 1999.

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

     Selling, general and administrative expenses ("SG&A") as a percentage of revenues were slightly improved in 1999 versus 1998--36.0% compared to 36.3%. In January 1999 the Company implemented a reduction in headquarters staffing in Alvin and at Climax involving approximately 20% of support personnel. The impact of that reduction was somewhat offset by an increase in field operations SG&A and by start-up costs associated with the Company's international operations in Singapore.

     In connection with the January 1999 staffing reduction, the Company incurred severance and related separation costs of $436 thousand. In November 1998, the Company recognized $483 thousand of expense associated with special termination benefits payable to a former officer. The aggregate of those costs, $ 919 thousand, represented 1.7% of revenues in fiscal 1999.

     As a result of additional borrowings associated with business acquisitions in 1999, interest expense increased to $912 thousand (1.7 % of revenues) as compared to $499 thousand (1.1%) in 1998. See the discussion of liquidity and capital resources below.


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

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Houston, Texas
July 13, 2000 (May 4, 2001, as to Note 15)

                           TEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                            MAY 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
                                    ASSETS                                          (As restated, Note 15)
Current Assets:
   Cash and cash equivalents                                                    $    327,000      $  1,035,000
   Receivables                                                                    13,580,000        10,726,000
   Inventories                                                                     7,821,000         8,566,000
   Income tax receivable                                                                                87,000
   Deferred Income taxes                                                             412,000           597,000
   Prepaid expenses and other current assets                                         501,000           512,000
                                                                                ------------      ------------
       Total Current Assets                                                       22,641,000        21,523,000

Property, Plant and Equipment:
  Land and buildings                                                               9,649,000        10,601,000
  Machinery and equipment                                                         18,676,000        17,100,000
                                                                                ------------      ------------
                                                                                  28,325,000        27,701,000
  Less accumulated depreciation and amortization                                  15,076,000        13,715,000
                                                                                ------------      ------------
                                                                                  13,249,000        13,986,000
Goodwill, net of accumulated amortization of $373,000 and $100,000                10,616,000        10,769,000
Other Assets, net                                                                  1,408,000         1,036,000
Restricted cash                                                                      470,000           451,000
                                                                                ------------      ------------
     Total Assets                                                               $ 48,384,000      $ 47,765,000
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                             $  1,611,000      $    948,000
  Accounts payable                                                                 1,979,000         1,104,000
  Other accrued liabilities                                                        3,040,000         3,735,000
  Current income taxes payable                                                     1,102,000                --
                                                                                ------------      ------------
    Total Current Liabilities                                                      7,732,000         5,787,000

Deferred income taxes                                                                106,000           228,000
Long-term debt and other liabilities                                              17,409,000        20,224,000

Commitments and Contingencies

Stockholders' Equity:

  Preferred stock, 500,000 shares authorized, none issued Common stock, par value $.30 per share, 30,000,000 shares
    authorized; 8,244,665 and 8,213,652 shares issued
      at May 31, 2000 and 1999, respectively                                       2,477,000         2,464,000
  Additional paid-in capital                                                      32,103,000        32,000,000
  Accumulated deficit                                                            (11,319,000)      (12,790,000)
  Unearned stock compensation                                                        (27,000)          (51,000)
  Treasury stock at cost, 9,700 shares at both dates                                 (97,000)          (97,000)
                                                                                ------------      ------------
      Total Stockholders' Equity                                                  23,137,000        21,526,000
                                                                                ------------      ------------
      Total Liabilities and Stockholders' Equity                                $ 48,384,000      $ 47,765,000
                                                                                ============      ============

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                            FISCAL YEARS ENDED MAY 31,
                                                  -----------------------------------------------
                                                      2000              1999             1998
                                                  ------------      ------------     ------------
                                                                 (As restated, Note 15)
Revenues                                          $ 66,636,000      $ 54,632,000     $ 45,457,000
Operating expenses                                  38,270,000        31,872,000       25,933,000
                                                  ------------      ------------     ------------
    Gross margin                                    28,366,000        22,760,000       19,524,000

Selling, general and administrative expenses        24,461,000        19,662,000       16,513,000
Other expense (income):
    Severance and other charges                             --           919,000               --
    Gain on sale of property                          (218,000)               --               --
                                                  ------------      ------------     ------------
Earnings before interest and taxes                   4,123,000         2,179,000        3,011,000
Interest                                             1,610,000           912,000          499,000
                                                  ------------      ------------     ------------
Earnings before income taxes                         2,513,000         1,267,000        2,512,000
Provision for income taxes                           1,042,000           762,000        1,089,000
                                                  ------------      ------------     ------------
Net income                                        $  1,471,000      $    505,000     $  1,423,000
                                                  ============      ============     ============

Net income per common share
 --Basic                                          $       0.18      $       0.07     $       0.24
 --Diluted                                        $       0.18      $       0.07     $       0.23

Weighted average number of shares outstanding
  --Basic                                            8,238,000         7,547,000        5,947,000
                                                  ============      ============     ============
  --Diluted                                          8,283,000         7,741,000        6,112,000
                                                  ------------      ------------     ------------


                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                 MAY 31,
                                                             ------------------------------------------------
                                                                 2000             1999              1998
                                                             ------------      ------------      ------------
                                                                          (As restated, Note 15)
COMMON STOCK:
    Balance at beginning of year                             $  2,464,000         1,828,000      $  1,578,000
    Shares issued                                                   4,800           625,000           195,000
    Exercise of stock options                                       8,200            11,000            55,000
                                                             ------------      ------------      ------------
    Balance at end of year                                   $  2,477,000         2,464,000      $  1,828,000
                                                             ============      ============      ============

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                             $ 32,000,000        27,098,000      $ 25,123,000
    Shares issued                                                  55,000         4,838,000         1,633,000
    Exercise of stock options                                      48,000            64,000           342,000
                                                             ------------      ------------      ------------
    Balance at end of year                                   $ 32,103,000        32,000,000      $ 27,098,000
                                                             ============      ============      ============

ACCUMULATED DEFICIT:
    Balance at beginning of year, as previously reported     $(12,972,000)      (13,248,000)     $(14,641,000)
        Effect of the change in accounting for post-
        retirement benefit payments                               182,000           (47,000)          (77,000)
                                                             ------------      ------------      ------------
     Balance at beginning of year, as adjusted                (12,790,000)      (13,295,000)      (14,718,000)
    Net income                                                  1,471,000           505,000         1,423,000
                                                             ------------      ------------      ------------
    Balance at end of year                                   $(11,319,000)      (12,790,000)     $(13,295,000)
                                                             ============      ============      ============

UNEARNED STOCK COMPENSATION:
    Balance at beginning of year                             $    (51,000)               --        $       --
    Restricted stock grant                                                          (67,000)               --
    Compensation expense                                           24,000            16,000                --
                                                             ------------      ------------      ------------
    Balance at end of year                                   $    (27,000)          (51,000)     $         --
                                                             ============      ============      ============

TREASURY STOCK:
    Balance at beginning of year                             $    (97,000)          (97,000)     $    (97,000)
                                                             ------------      ------------      ------------
    Balance at end of year                                   $    (97,000)          (97,000)     $    (97,000)
                                                             ============      ============      ============

                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        FISCAL YEARS ENDED MAY 31,
                                                               ---------------------------------------------
                                                                  2000             1999              1998
                                                               -----------      -----------      -----------
                                                                                  (As restated, Note 15)
Cash Flows From Operating Activities:
   Net income                                                  $ 1,471,000          505,000      $ 1,423,000
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization                                 2,957,000        2,230,000        1,467,000
   Provision for doubtful accounts                                 (46,000)          50,000          195,000
   (Gain) loss on disposal of assets                              (218,000)        (101,000)          89,000
   Provision for termination benefit due to former officer              --          348,000               --
   Deferred income taxes                                            63,000          472,000          582,000
   Changes in assets and liabilities, net of effects
      from business acquisitions:
    (Increase) decrease:
       Accounts receivable                                      (2,443,000)       1,153,000       (2,548,000)
       Inventories                                                 745,000          359,000         (491,000)
       Prepaid expenses and other current assets                    11,000          159,000          (42,000)
       Income tax receivable                                        87,000          (87,000)              --
    Increase (decrease):
      Accounts payable                                             875,000         (597,000)         676,000
      Other accrued liabilities                                   (695,000)      (1,032,000)         185,000
      Income taxes payable                                       1,102,000         (348,000)         182,000
                                                               -----------      -----------      -----------

      Net cash provided by operating activities                  3,909,000        3,111,000        1,718,000
                                                               -----------      -----------      -----------

Cash Flows From Investing Activities:
   Capital expenditures                                         (1,525,000)      (2,454,000)      (2,045,000)
   Rental and demonstration equipment, net                        (787,000)              --               --
   Proceeds from disposal of property and equipment                478,000          202,000               --
   Additions to goodwill                                          (120,000)              --               --
   Business acquisitions, net of cash acquired                          --      (15,468,000)              --
   Payment of Climax notes payable at
        acquisition date                                                         (2,893,000)              --
   Other                                                          (651,000)        (451,000)        (175,000)
                                                               -----------      -----------      -----------
      Net cash used in investing
           activities                                           (2,605,000)     (21,064,000)      (2,220,000)
                                                               -----------      -----------      -----------



                 See notes to consolidated financial statements.

                           TEAM, INC. AND SUBSIDIARIES



                                                                         FISCAL YEARS ENDED MAY 31,
                                                              ------------------------------------------------
                                                                  2000             1999              1998
                                                              ------------      ------------      ------------
                                                                           (As restated, Note 15)
Cash Flows From Financing Activities:
   Payments under debt agreements
      and other long-term obligations                         $ (2,152,000)     $ (4,414,000)     $ (3,088,000)
   Proceeds from issuance of debt                                                 18,541,000         1,048,000
   Issuance of common stock                                        140,000         3,536,000         2,225,000
                                                              ------------      ------------      ------------

      Net cash (used in) provided by financing activities       (2,012,000)       17,663,000           185,000
                                                              ------------      ------------      ------------

Net decrease in cash and cash equivalents                         (708,000)         (320,000)         (317,000)
Cash and cash equivalents at beginning of year                   1,035,000         1,355,000         1,672,000
                                                              ------------      ------------      ------------
Cash and cash equivalents at end of year                      $    327,000      $  1,035,000      $  1,355,000
                                                              ============      ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                               $  1,593,000      $    676,000      $    524,000
                                                              ============      ============      ============
       Income taxes                                           $    327,000      $    806,000      $    618,000
                                                              ============      ============      ============
   Income taxes refunded                                      $         --                --      $     40,000
                                                              ------------      ------------      ------------

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:


                           CLASSIFICATION                     LIFE
                           --------------                     ----
                  Buildings .........................     20-30 years

                  Machinery and equipment ...........     2-10 years

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

                          TEAM, INC. AND SUBSIDIARIES

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

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisitions reflect the purchase price, including transaction costs. As the acquisition of Climax was effective August 31, 1998, the consolidated results of operations for the Company for the year ended May 31, 1999, include the results for Climax for the period from September 1, 1998, to May 31, 1999. As the acquisition of X-Ray was effective March 31, 1999, the consolidated results of operations for the Company include the results of X-Ray for the period April 1, 1999, to May 31, 1999. The purchase price of Climax and X-Ray was allocated to the assets and liabilities of the respective companies based on their estimated fair values. The goodwill associated with the Climax acquisition approximated $3.6 million, which is being amortized on a straight-

                          TEAM, INC. AND SUBSIDIARIES
line basis over forty years. The goodwill associated with the X-Ray acquisition approximated $7.3 million, which is also being amortized on a straight-line basis over forty years.

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



                                             FISCAL YEARS ENDED MAY 31,
                                               1999              1998
                                          --------------     --------------
     Net sales                            $   64,799,000     $   65,547,000

     Net income                           $      882,000     $    2,844,000

     Earnings  per share
         Basic                            $         0.12     $         0.48
         Diluted                          $         0.11     $         0.47


3.  RECEIVABLES



Receivables consist of:
                                                        MAY 31,
                                            ------------------------------
                                                2000              1999
                                            ------------      ------------
     Trade accounts receivable              $ 12,994,000      $ 10,632,000
     Real estate note, (see below)               365,000
     Other receivables                           472,000           391,000
     Allowance for doubtful accounts            (251,000)         (297,000)
                                            ------------      ------------
          Total                             $ 13,580,000      $ 10,726,000
                                            ============      ============

     In May 2000, the Company sold a building previously utilized in the Climax operations for $765,000, consisting of $400,000 in cash and a one year note for $365,000 bearing interest at 10%. A gain of $218,000 was recognized in the transaction.

4.  INVENTORIES



Inventories consist of:
                                                                MAY 31,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
Raw materials                                          $  947,000     $1,081,000
Finished goods and work in progress                     6,874,000      7,485,000
                                                       ----------     ----------
    Total                                              $7,821,000     $8,566,000
                                                       ==========     ==========

                          TEAM, INC. AND SUBSIDIARIES

5.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:


                                                           MAY 31,
                                                  -------------------------
                                                     2000            1999
                                                  ----------     ----------
     Payroll and other compensation expenses      $1,224,000     $1,734,000
     Insurance accruals                              833,000        603,000
     Accrued interest                                246,000        225,000
     Current payments due to former officers         341,000        371,000
     Other                                           396,000        802,000
                                                  ----------     ----------
         Total                                    $3,040,000     $3,735,000
                                                  ==========     ==========


6.  INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings from continuing operations are as follows:



                                          FISCAL YEARS ENDED MAY 31,
                                   ----------------------------------------
                                      2000           1999           1998
                                   ----------     ----------     ----------
     Federal income taxes:
       Current                     $  843,000     $  282,000     $  609,000
       Deferred                        31,000        403,000        286,000
     State income taxes:
       Current                        136,000          8,000        171,000
       Deferred                        32,000         69,000         23,000
                                   ----------     ----------     ----------
                 Total             $1,042,000     $  762,000     $1,089,000
                                   ==========     ==========     ==========


     A reconciliation between income taxes related to earnings from continuing operations before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:


                                                                   FISCAL YEARS ENDED MAY 31,
                                                        --------------------------------------------
                                                           2000             1999            1998
                                                        -----------      -----------     -----------
     Earnings from continuing operations
       before federal income taxes                      $ 2,513,000      $ 1,267,000     $ 2,512,000
                                                        ===========      ===========     ===========

     Computed income taxes at statutory rate            $   854,000      $   431,000     $   854,000
     Goodwill amortization                                   93,000           32,000              --
     State income taxes, net of federal tax benefit         111,000           41,000         127,000
     Other                                                  (16,000)         258,000         108,000
                                                        -----------      -----------     -----------
                Total                                   $ 1,042,000      $   762,000     $ 1,089,000
                                                        ===========      ===========     ===========

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:


                                                             MAY 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
Property, plant and equipment                      $  (755,000)     $  (845,000)
Other                                                  (83,000)         (98,000)
                                                   -----------      -----------
Gross deferred liabilities                            (838,000)        (943,000)
                                                   -----------      -----------

Receivables                                             40,000          106,000
Accrued expenses and other liabilities                 868,000          977,000
Inventory                                              236,000          229,000
                                                   -----------      -----------
Gross deferred assets                                1,144,000        1,312,000
                                                   -----------      -----------

Net deferred taxes                                 $   306,000      $   369,000
                                                   ===========      ===========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.


7. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:



                                                              MAY 31,
                                                     ---------------------------
                                                        2000            1999
                                                     -----------     -----------
Revolving loan                                         6,620,000       7,470,000
Term and mortgage notes                               10,504,000      11,307,000
Capital lease obligations                                215,000         238,000
Agreements with former officers                        1,043,000       1,363,000
Deferred compensation due former officer                 470,000         451,000
Other                                                    168,000         343,000
                                                     -----------     -----------
                                                      19,020,000      21,172,000
Less current portion                                   1,611,000         948,000
                                                     -----------     -----------
   Total                                             $17,409,000     $20,224,000
                                                     ===========     ===========

     Maturities of long-term obligations are as follows:


                            YEAR ENDING MAY 31,
                            -------------------
                         2001           $ 1,611,000
                         2002             8,428,000
                         2003             1,766,000
                         2004             5,103,000
                         2005               361,000
                         Thereafter       1,751,000
                                        -----------

                         Total          $19,020,000
                                        ===========

                          TEAM, INC. AND SUBSIDIARIES

LONG-TERM DEBT:

     Effective August 26, 1998, the Company entered into a new credit facility with a bank in the amount of $24,000,000. The facility provided for (i) a $12,500,000 revolving loan, which matures September 30, 2001, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance previously existing real estate indebtedness. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 beginning December 31, 1999, with the remaining principal balance to be paid on the term loans maturity date of September 30, 2003. Amounts borrowed against the mortgage loan are to be repaid in quarterly installments in the amount of $31,000 beginning December 31, 1998, with the remaining principal balance to be paid on the mortgage loan maturity date of September 30, 2008. Amounts outstanding under this facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The weighted average rate on outstanding borrowings at May 31, 2000 is approximately 8.45%. The Company also pays a commitment fee of .25% per quarter on the average amount of the unused availability under the revolving loan.

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

AGREEMENTS WITH FORMER OFFICERS:

     During the years ended May 31, 1999 and 1996, the Company accrued for payments to be made to former employees of the Company beyond the period in which services were expected to be rendered. As discussed in Note 15, the Company revised its accounting for certain of these agreements and has retroactively restated financial statements for the years ended May 31, 2000 and prior. As adjusted, the obligations to these former officers are carried at the discounted present value of the contractual future payments due. Interest is being accrued on these obligations at 8.5% per annum.

                          TEAM, INC. AND SUBSIDIARIES

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

                          TEAM, INC. AND SUBSIDIARIES

Transactions under all plans are summarized below:





                                                                        FISCAL YEARS ENDED MAY 31,
                                       --------------------------------------------------------------------------------------------
                                                   2000                            1999                               1998
                                       ----------------------------   -----------------------------     ---------------------------
                                                         Weighted                        Weighted                       Weighted
                                         No. of          Average         No. of          Average          No. of        Average
                                        Options           Price         Options           Price           Options        Price
                                       ---------      -------------   -----------     -------------     -----------   -------------
Shares under option,
    beginning of year                   1,029,200      $        3.03      692,600      $        2.76        516,000   $        2.12
Changes during the year:
Granted                                   226,000      $        3.29      394,000      $        3.40        379,000   $        3.37
Exercised                                 (27,300)     $        2.13      (36,400)     $        2.06       (166,900)  $        2.13
Canceled                                 (116,900)     $        2.97      (21,000)     $        3.21        (35,500)  $        2.82
                                       ----------      -------------  -----------      -------------    -----------   -------------
Shares under option, end of year        1,111,000      $        3.11    1,029,200      $        3.03        692,600   $        2.76

Exercisable at end of year                704,796      $        2.97      655,900      $        2.72        481,500   $        2.37
                                       ==========      =============  ===========      =============    ===========   =============
Available for future grant                413,000                          30,300                           259,000
                                       ==========                     ===========                       ===========

Weighted average grant-date fair
    value of options granted
     during year                       $  743,540                     $ 1,339,600                       $ 1,277,230
                                       ==========                     ===========                       ===========

For options outstanding at May 31, 2000, the range of exercise prices and remaining contractual lives are as follows:


                                                Weighted       Weighted
                                      No. of    Average        Average
            Range of Prices          Options     Price      Life (in years)
            ---------------        ---------    --------    ---------------
            $2.125 to $2.75          400,000    $ 2.31           4.2
            $ 3.06 to $3.50          476,000    $ 3.45           8.4
            $ 3.56 to $4.13          235,100    $ 3.76           8.4
                                   ---------    --------    --------------
                                   1,111,100    $ 3.11           7.3
                                   =========    ========    ==============

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

                          TEAM, INC. AND SUBSIDIARIES

     The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:



                                                      FISCAL YEARS ENDED MAY 31,
                                          -------------------------------------------------
                                              2000               1999             1998
                                          -------------     -------------     -------------
Pro forma net income                      $   1,184,000     $     253,000     $   1,285,000
                                          =============     =============     =============

Pro forma earnings per share--diluted     $        0.14     $        0.03     $        0.21
                                          =============     =============     =============

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

                          TEAM, INC. AND SUBSIDIARIES

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

     Minimum rental commitments for future periods are as follows:





               YEAR ENDING                       CAPITAL         OPERATING
                 MAY 31,                         LEASES            LEASES            TOTAL
----------------------------                 -------------   ----------------  ---------------
                  2001                       $     148,000   $      1,896,000  $     2,044,000
                  2002                              49,000          1,453,000        1,502,000
                  2003                              32,000          1,063,000        1,095,000
                  2004                                  --            464,000          464,000
                  2005                                  --            114,000          114,000
                                             -------------   ---------------    -------------
Total minimum payments                       $     229,000   $      4,990,000  $     5,219,000
                                                             ================  ===============
Less: amount representing interest                 (14,000)
                                             -------------
Present value of lease payments              $     215,000
                                             =============

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

                          TEAM, INC. AND SUBSIDIARIES

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




FISCAL YEAR ENDED MAY 31, 2000

                                                INDUSTRIAL       EQUIPMENT       CORPORATE
                                                 SERVICES     SALES & RENTALS     & OTHER           TOTAL
                                                -----------   ---------------   -----------      -----------
Revenues                                        $56,053,000     $10,583,000     $        --      $66,636,000
                                                -----------     -----------     -----------      -----------
Earnings before interest and
   taxes                                          7,267,000         777,000      (3,921,000)       4,123,000
Interest                                                 --              --       1,610,000        1,610,000
                                                -----------     -----------     -----------      -----------
Earnings before income taxes                    $ 7,267,000     $   777,000     $(5,531,000)     $ 2,513,000
                                                ===========     ===========     ===========      ===========
Depreciation and amortization                   $ 1,669,000     $   855,000     $   433,000      $ 2,957,000
                                                ===========     ===========     ===========      ===========
Capital expenditures                            $ 1,190,000     $   304,000     $    31,000      $ 1,525,000
                                                ===========     ===========     ===========      ===========
Identifiable assets                             $31,381,000     $12,616,000     $ 4,387,000      $48,384,000
                                                ===========     ===========     ===========      ===========


FISCAL YEAR ENDED MAY 31, 1999
                                                INDUSTRIAL       EQUIPMENT       CORPORATE
                                                 SERVICES     SALES & RENTALS     & OTHER           TOTAL
                                                -----------   ---------------   -----------      -----------

Revenues                                        $47,282,000     $ 7,350,000     $        --      $54,632,000
                                                -----------     -----------     -----------      -----------
Earnings before interest and
   taxes                                          5,374,000         470,000      (3,665,000)       2,179,000
Interest                                                 --              --         912,000          912,000
                                                -----------     -----------     -----------      -----------
Earnings before income taxes                    $ 5,374,000     $   470,000     $(4,577,000)     $ 1,267,000
                                                ===========     ===========     ===========      ===========
Depreciation and amortization                   $ 1,284,000     $   457,000     $   489,000      $ 2,230,000
                                                ===========     ===========     ===========      ===========
Capital expenditures                            $ 1,232,000     $   130,000     $ 1,092,000      $ 2,454,000
                                                ===========     ===========     ===========      ===========
Identifiable assets                             $30,722,000     $12,378,000     $ 4,665,000      $47,765,000
                                                ===========     ===========     ===========      ===========

                          TEAM, INC. AND SUBSIDIARIES

12.  SEVERANCE AND OTHER CHARGES

     In fiscal 1999, the Company reduced headquarters support staff by approximately 20% (19 individuals), which resulted in a charge of $436,000. Additionally, a charge of $483,000 was made during fiscal 1999 to fully provide for the future payments due to a former officer under a special termination arrangement. Payments pursuant to that charge will be made through 2004.

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

14.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 2000, and 1999 are shown below (in thousands except per share amounts). The losses reported in the second and third quarters of FY 1999 are due to the recognition of unusual or infrequently occurring charges of $483 thousand in the second quarter and $436 thousand in the third quarter.

                          TEAM, INC. AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                                                             FISCAL 2000
                                                                   ------------------------------------------------------------
                                                                      FIRST           SECOND           THIRD           FOURTH
                                                                     QUARTER         QUARTER          QUARTER         QUARTER
                                                                   -----------     -----------      -----------     -----------
Revenues                                                           $    15,410     $    16,337      $    16,503     $    18,386
                                                                   ===========     ===========      ===========     ===========
Gross margin                                                       $     6,495     $     7,251      $     6,738     $     7,882
                                                                   ===========     ===========      ===========     ===========
Net income, as previously reported                                 $        46     $       356      $       361     $       721
Accounting change (Note 15)                                                 (4)             (3)              (3)             (3)
                                                                   -----------     -----------      -----------     -----------
Net income, as restated                                                     42             353              358             718
                                                                   ===========     ===========      ===========     ===========

Net income per share - basic and diluted,
    as previously reported                                         $      0.01     $      0.04      $      0.04     $      0.09
Accounting change (Note 15)                                                 --              --               --              --
                                                                   -----------     -----------      -----------     -----------
Net income per share - basic and diluted,
    as restated                                                    $      0.01     $      0.04      $      0.04     $      0.09
                                                                   ===========     ===========      ===========     ===========


                                                                                             FISCAL 1999
                                                                   ------------------------------------------------------------
                                                                      FIRST           SECOND           THIRD           FOURTH
                                                                     QUARTER         QUARTER          QUARTER         QUARTER
                                                                   -----------     -----------      -----------     -----------
Revenues                                                           $    11,368     $    13,892      $    14,419     $    14,953
                                                                   ===========     ===========      ===========     ===========
Gross margin                                                       $     4,876     $     5,750      $     5,805     $     6,329
                                                                   ===========     ===========      ===========     ===========
Net income (loss), as previously reported                          $       292     $       107      $      (557)    $       434
Accounting change (Note 15)                                                  8            (276)             501              -4
                                                                   -----------     -----------      -----------     -----------
Net income (loss), as restated                                     $       302     $      (197)     $       (54)    $       434
                                                                   ===========     ===========      ===========     ===========

Net income (loss) per share - basic and diluted,
    as previously reported                                         $      0.04     $      0.01      $     (0.07)    $      0.05
Accounting change (Note 15)                                                 --           (0.03)            0.07              --
                                                                   -----------     -----------      -----------     -----------
Net income (loss) per share - basic and diluted,
    as restated                                                    $      0.04     $     (0.02)     $        --     $      0.05
                                                                   ===========     ===========      ===========     ===========


                          TEAM, INC. AND SUBSIDIARIES

15.  RESTATEMENT

     Subsequent to the issuance of its financial statements for the years ended May 31, 2000 and 1999, the Company determined that the significant portion of post employment benefits granted to certain retired officers should have been recorded prior to their retirement. The accompanying financial statements have been restated to correct the accounting for such benefits. The effects of the restatement are as follows (amounts in thousands, except per share amounts):




                                              Year Ended May 31, 2000      Year Ended May 31, 1999        Year Ended May 31, 1998
                                            --------------------------   ---------------------------   ----------------------------
                                            As Previously                As Previously                 As Previously
                                              Reported     As Restated      Reported     As Restated      Reported     As Restated
                                            -------------  -----------   -------------   -----------   -------------   -----------
Results of operations:

Selling, general and
  administrative expenses                    $   24,478     $   24,461     $   19,743     $   19,662     $   16,610     $   16,513

Severance and other charges                          --             --          1,252            919             --             --

Interest                                          1,572          1,610            868            912            450            499

Provision for income taxes                        1,050          1,042            621            762          1,071          1,089

Net income                                        1,484          1,471            276            505          1,393          1,423

Net income per common share:
   Basic                                     $     0.18     $     0.18     $     0.04     $     0.07     $     0.23     $     0.24
   Diluted                                   $     0.18     $     0.18     $     0.04     $     0.07     $     0.23     $     0.23




                                                  May 31, 2000                  May 31, 1999
                                            --------------------------   ---------------------------
                                            As Previously                As Previously
                                              Reported     As Restated      Reported     As Restated
                                            -------------  -----------   -------------   -----------
Financial Position:

Deferred income taxes                        $      516     $      412     $      709     $      597
Long term debt and other
   liabilities                                   17,682         17,409         20,518         20,224

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 8, 2001.


                                         Team, Inc.



                                         By: /s/ TED W. OWEN
                                            ------------------------------
                                                      Ted W. Owen
                                                  Vice President and
                                               Chief Financial Officer
                                            (Principal Accounting Officer)