Form 10-Q/A
period 2001-02-28
TEAM INC
filed 2001-05-08
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

     (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             FEBRUARY 28, 2001
                                   ---------------------------------------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period                      to
                              ----------------------  --------------------------

     Commission file number                        0-9950
                           -----------------------------------------------------

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

                                   TEAM, INC.

                                      INDEX

This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements, included in Item 1, as discussed in Note 9 thereto.

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets --                1
                   February 28, 2001 (Unaudited) and May 31, 2000

                  Consolidated Condensed Statements of Operations
                  (Unaudited) --                                          2
                   Three Months  and Nine Months Ended
                   February 28, 2001 and 2000

                  Consolidated Condensed Statements of Cash Flows
                  (Unaudited) --                                          3
                   Three Months and Nine Months Ended
                   February 28, 2001 and 2000


                   Notes to Unaudited Consolidated Condensed
                   Financial Statements                                   4

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                    10

         Item 3   Quantitative and Qualitative Disclosure about

                  Market Risk                                            12

PART II. OTHER INFORMATION

Item 5.  Other information                                               12

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 FEBRUARY 28,       MAY 31,
                                                                                     2001            2000
                                                                                 ------------    ------------
                                                                                      (As restated, Note 9)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                      $    676,000    $    327,000
  Accounts receivable, net of allowance for doubtful
    accounts of $333,000 and $251,000                                              13,503,000      13,580,000
  Inventories                                                                       8,082,000       7,821,000
  Prepaid expenses and other current assets                                           989,000         913,000
                                                                                 ------------    ------------
      Total Current Assets                                                         23,250,000      22,641,000

Property, Plant and Equipment, net of accumulated
    depreciation of $13,835,000 and $15,076,000                                    12,063,000      13,249,000

Goodwill, net of accumulated amortization
    of $579,000 and $373,000                                                       10,410,000      10,616,000

Other Assets                                                                        1,427,000       1,878,000
                                                                                 ------------    ------------
      Total Assets                                                               $ 47,150,000    $ 48,384,000
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                              $  1,550,000    $  1,611,000
  Accounts payable                                                                  1,750,000       1,979,000
  Other accrued liabilities                                                         2,950,000       3,040,000
  Income taxes payable                                                                726,000       1,102,000
                                                                                 ------------    ------------
      Total Current Liabilities                                                     6,976,000       7,732,000

Long-term debt                                                                     14,970,000      15,728,000
Other long-term liabilities                                                         1,488,000       1,787,000

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,285,054 and 8,256,954 shares issued at
    February 28, 2001 and May 31, 2000, respectively                                2,486,000       2,477,000
  Additional paid-in capital                                                       32,152,000      32,103,000
  Accumulated deficit                                                              (9,609,000)    (11,319,000)
  Unearned compensation                                                               (10,000)        (27,000)
  Treasury stock at cost, 436,320 and 9,700 shares                                 (1,303,000)        (97,000)
                                                                                 ------------    ------------
      Total Stockholders' Equity                                                   23,716,000      23,137,000
                                                                                 ------------    ------------
      Total Liabilities and Stockholders' Equity                                 $ 47,150,000    $ 48,384,000
                                                                                 ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              FEBRUARY 28(29),                  FEBRUARY 28(29),
                                                     --------------------------------   --------------------------------
                                                          2001              2000             2001              2000
                                                     --------------    --------------   --------------    --------------
                                                                            (As restated, Note 9)

Revenues                                             $   18,656,000    $   16,503,000   $   54,977,000    $   48,250,000
Operating expenses                                       11,343,000         9,765,000       33,157,000        27,766,000
                                                     --------------    --------------   --------------    --------------
   Gross Margin                                           7,313,000         6,738,000       21,820,000        20,484,000
Selling, general and administrative expenses              6,273,000         5,810,000       18,344,000        18,015,000
Other expense (income), net                                  82,000                --         (278,000)                0
                                                     --------------    --------------   --------------    --------------
Earnings before interest and taxes                          958,000           928,000        3,754,000         2,469,000
Interest                                                    382,000           414,000        1,272,000         1,222,000
                                                     --------------    --------------   --------------    --------------
Earnings before income taxes                                576,000           514,000        2,482,000         1,247,000
Provision (benefit) for income taxes                        (43,000)          156,000          773,000           494,000
                                                     --------------    --------------   --------------    --------------
Net income                                           $      619,000    $      358,000   $    1,709,000    $      753,000
                                                     ==============    ==============   ==============    ==============

Net income per common share:
  Basic and diluted                                  $         0.08    $         0.04   $         0.21    $         0.09
                                                     ==============    ==============   ==============    ==============

Weighted average number of shares outstanding:
  Basic                                                   7,893,000         8,247,000        8,167,000         8,235,000
                                                     ==============    ==============   ==============    ==============
  Diluted                                                 8,068,000         8,247,000        8,272,000         8,282,000
                                                     ==============    ==============   ==============    ==============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                             FEBRUARY 28(29),
                                                                            2001           2000
                                                                       ------------    ------------
                                                                           (As restated, Note )
Cash Flows from Operating Activities:
  Net income                                                           $  1,709,000    $    753,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, amortization and other                                  2,108,000       2,222,000
    Other income                                                           (360,000)
    Allowance for doubtful accounts and other                               100,000
    Equity in losses of unconsolidated subsidiaries                          93,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                                 (90,000)     (1,990,000)
        Inventories                                                        (261,000)        896,000
        Prepaid expenses and other current assets                           (29,000)       (240,000)
      Increase (decrease):
        Accounts payable                                                   (229,000)        715,000
        Other accrued liabilities                                           (90,000)       (640,000)
        Income taxes payable                                               (376,000)        415,000
                                                                       ------------    ------------
Net cash provided by operating activities                                 2,575,000       2,131,000
                                                                       ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                   (1,325,000)     (1,086,000)
  Additions to rental and demo machines                                    (464,000)
  Disposal of property and equipment                                      1,652,000          49,000
  Other                                                                     177,000        (947,000)
                                                                       ------------    ------------
Net cash provided by (used in) investing activities                          40,000      (1,984,000)
                                                                       ------------    ------------

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term obligations         (1,351,000)       (607,000)
  Proceeds from issuance of long-term debt                                  233,000
  Repurchase of common stock                                             (1,206,000)
  Issuance of common stock                                                   58,000         135,000
                                                                       ------------    ------------

Net cash used in financing activities                                    (2,266,000)       (472,000)
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                        349,000        (325,000)
Cash and cash equivalents at beginning of year                              327,000       1,035,000
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $    676,000    $    710,000
                                                                       ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  1,318,000    $  1,209,000
                                                                       ============    ============
  Income taxes paid                                                    $  1,203,000    $    264,000
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



3. Earnings Per Share

            There is no significant difference, for any of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

4. Inventories

            Inventories consists of:

                                                     February 28,      May 31,
                                                         2001           2000
                                                     ------------   ------------

Raw materials                                        $    797,000   $    947,000
Finished goods and work in progress                     7,285,000      6,874,000
                                                     ------------   ------------
   Total                                             $  8,082,000   $  7,821,000
                                                     ============   ============

5.  Long-Term Debt

            Long-term debt consists of:

                                                     February 28,      May 31,
                                                         2001           2000
                                                     ------------   ------------

Revolving loan                                       $  7,020,000   $  6,620,000
Term and mortgage notes                                 9,393,000     10,504,000
Capital lease obligations                                 107,000        215,000
                                                     ------------   ------------
                                                       16,520,000     17,339,000
Less current portion                                    1,550,000      1,611,000
                                                     ------------   ------------
      Total                                          $ 14,970,000   $ 15,728,000
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

THREE MONTHS ENDED FEBRUARY 28, 2001

                                        Industrial      Equipment       Corporate
                                         Services    Sales & Rentals     & Other          Total
                                       ------------  ---------------   ------------    ------------

Revenues                               $ 16,144,000   $  2,512,000    $          0    $ 18,656,000
                                       ============   ============    ============    ============
Earnings before interest & taxes          1,864,000        183,000      (1,089,000)        958,000
Interest                                          0              0         382,000         382,000
                                       ------------   ------------    ------------    ------------
Earnings before income taxes              1,864,000        183,000      (1,471,000)        576,000
                                       ============   ============    ============    ============
Depreciation and amortization               414,000        180,000          91,000         685,000
                                       ============   ============    ============    ============
Capital expenditures                        240,000          5,000          13,000         258,000
                                       ============   ============    ============    ============
Identifiable assets                    $ 31,321,000   $ 12,214,000    $  3,615,000    $ 47,150,000
                                       ============   ============    ============    ============





THREE MONTHS ENDED FEBRUARY 29, 2000

                                        Industrial      Equipment       Corporate
                                         Services    Sales & Rentals     & Other          Total
                                       ------------  ---------------  ------------    ------------

Revenues                               $ 13,806,000   $  2,697,000    $          0    $ 16,503,000
                                       ============   ============    ============    ============
Earnings before interest & taxes          1,729,000        194,000        (995,000)        928,000
Interest                                          0              0         414,000         414,000
                                       ------------   ------------    ------------    ------------
Earnings before income taxes              1,729,000        194,000      (1,409,000)        514,000
                                       ============   ============    ============    ============
Depreciation and amortization               435,000        177,000          99,000         711,000
                                       ============   ============    ============    ============
Capital expenditures                        397,000        114,000               0         511,000
                                       ============   ============    ============    ============
Identifiable assets                    $ 31,385,000   $ 11,473,000    $  5,686,000    $ 48,544,000
                                       ============   ============    ============    ============

NINE MONTHS ENDED FEBRUARY 28, 2001

                                        Industrial       Equipment      Corporate
                                         Services     Sales & Rentals    & Other          Total
                                       ------------   ---------------  ------------    ------------

Revenues                               $ 48,270,000    $  6,707,000                   $ 54,977,000
Earnings (loss) before interest
  & taxes                                 6,541,000        (274,000)     (2,513,000)      3,754,000
Interest                                         --              --       1,272,000       1,272,000
                                       ------------    ------------    ------------    ------------
Earnings (loss) before income taxes       6,541,000        (274,000)     (3,785,000)      2,482,000
                                       ============    ============    ============    ============
Depreciation and amortization             1,236,000         586,000         333,000       2,155,000
                                       ============    ============    ============    ============
Capital expenditures                      1,160,000         147,000          18,000       1,325,000
                                       ============    ============    ============    ============
Identifiable assets                    $ 31,321,000    $ 12,214,000    $  3,615,000    $ 47,150,000
                                       ============    ============    ============    ============




NINE MONTHS ENDED FEBRUARY 29, 2000

                                        Industrial       Equipment      Corporate
                                         Services     Sales & Rentals    & Other          Total
                                       ------------   ---------------  ------------    ------------

Revenues                               $ 40,528,000    $  7,722,000    $         --    $ 48,250,000
                                       ============    ============    ============    ============
Earnings before interest & taxes          4,985,000         350,000      (2,866,000)      2,469,000
Interest                                         --              --       1,222,000       1,222,000
                                       ------------    ------------    ------------    ------------
Earnings before income taxes              4,985,000         350,000      (4,088,000)      1,247,000
                                       ============    ============    ============    ============
Depreciation and amortization             1,287,000         637,000         298,000       2,222,000
                                       ============    ============    ============    ============
Capital expenditures                        808,000         252,000          26,000       1,086,000
                                       ============    ============    ============    ============
Identifiable assets                    $ 31,385,000    $ 11,473,000    $  5,686,000    $ 48,544,000
                                       ============    ============    ============    ============

9.  Restatement

      Subsequent to the issuance of its financial statements for the nine months ended February 28, 2001, the Company determined that the significant portion of post employment benefits granted to certain retired officers should have been recorded prior to their retirement. The accompanying financial statements have been restated to correct the accounting for such benefits. The effects of the restatement are as follows (amounts in thousands, except per share amounts):

                                                   Three months ended February 28 (29),
                                      --------------------------------------------------------------
                                                   2001                            2000
                                      -----------------------------    -----------------------------
                                      As Previously                    As Previously
                                         Reported       As Restated       Reported       As Restated
                                      -------------     -----------    -------------     -----------

Results of operations:

Selling, general and
  administrative expenses              $    6,189       $    6,273       $    5,814      $    5,810

Interest                                      373              382              404             414

Provision (benefit) for income taxes           (8)             (43)             159             156

Net income                                    677              619              361             358

Net income per common share:
   Basic                               $     0.09       $     0.08       $     0.04      $     0.04
   Diluted                             $     0.08       $     0.08       $     0.04      $     0.04

                                                    Nine months ended February 28 (29),
                                      --------------------------------------------------------------
                                                   2001                            2000
                                      -----------------------------    -----------------------------
                                      As Previously                    As Previously
                                         Reported       As Restated       Reported       As Restated
                                      -------------     -----------    -------------     -----------


Results of operations:

Selling, general and
  administrative expenses                $   18,244      $   18,344      $   18,027      $   18,015

Interest                                      1,248           1,272           1,192           1,222

Provision for income taxes                      820             773             502             494

Net income                                    1,786           1,709             763             753

Net income per common share:
   Basic and diluted                     $     0.22      $     0.21      $     0.09      $     0.09


                                                  February 28, 2001                May 31, 2000
                                            ----------------------------   ---------------------------
                                            As Previously                  As Previously
                                               Reported      As Restated      Reported     As Restated
                                            -------------    -----------   -------------   -----------

Financial Position:

Prepaid expense and other current assets       $    1,046    $      989    $    1,017      $      913

Other long term liabilities                         1,637         1,488         2,060           1,787

Accumulated deficit                                (9,701)       (9,609)      (11,488)        (11,319)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed financial statements for the nine months ended February 28, 2001 have been restated as discussed in Note 9 to the accompanying financial statements. The information included in the following discussion gives effect to that restatement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED
      TO THREE MONTHS ENDED FEBRUARY 29, 2000

      Revenues for the quarter ended February 28, 2001 were $18.7 million compared to $16.5 million for the corresponding period of the preceding year, an increase of 13%. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) declined to 39% in the 2001 quarter compared to 41% in the 2000 quarter and net income increased to $619 thousand, or $0.08 per share as compared to $358 thousand ($0.04 per share) in the 2000 quarter.

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

      The consolidated results for the 2001 quarter reflect a tax benefit of $43 thousand compared to tax expense of $156 thousand in the 2000 quarter. The current quarter's net tax benefit reflects the recognition of a $400 thousand tax benefit that is associated with the liquidation of the UK subsidiary. This tax benefit will directly reduce cash taxes payable for fiscal year 2001 and arises because of cumulative losses--which had not previously been tax affected--since the acquisition of the UK company by Team in the early 1990's. (The 2000 quarter's tax expense was also net of a one-time tax benefit of $150 thousand associated with Climax tax refunds relating to pre-acquisition periods).

NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED
      TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

      Revenues for the nine months ended February 28, 2001 were $55.0 million as compared to $48.3 million for the corresponding period of the preceding year, an increase of 14%. Operating margins declined to 40% in the 2001 period compared to 43% in the nine month period ended in 2000. Net income for the nine months of 2001 was $1.7 million ($.21 per share) compared to $753 thousand ($.09 per share) in the 2000 period, an increase of 134%.

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

      The nine month provision for income taxes of $773 thousand in the 2001 period and $494 thousand in the 2000 period reflects the third quarter recognition of tax benefits discussed in the three month analysis.

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

PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

      A. ANNOUNCEMENT OF PROPOSED CASH TENDER OFFER

      On April 4, 2001, the Company announced that its Board of Directors has proposed a cash tender offer to purchase up to 1.2 million shares of the Company's common stock at a price of $3.00 per share. Commencement of the tender offer is expected to commence in early May 2001 after completion of all regulatory filings and preparation of required information statements. The Company had previously announced a stock repurchase program of up to 10% of its outstanding stock. Pursuant to that program, which has now been suspended as a result of the proposed tender offer, the Company reacquired 448,420 shares on the open market

      B. DISCUSSIONS WITH SEC STAFF REGARDING TIMING OF EXPENSE RECOGNITION IN FY 1999.

      The Company previously disclosed in the original filing of Form 10-Q for the period ended February 28, 2001, that it was involved in discussions with the staff of the SEC Division of Corporate Finance about the appropriate timing of expense recognition associated with post employment payments to former officers. As described in Note 9, the Company has now determined that the appropriate accounting should have been to recognize the substantial portion of the expense in FY 1990 through 1995, as opposed to FY 1996 through FY 1999 when most of the expense was recorded. Accordingly, the Company has restated its prior financial statements and has amended its annual report on Form 10-K for the year ended
May 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            TEAM, INC
                                            (Registrant)


Date:  May 8, 2001

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