Form 10-K405
period 2001-05-31
TEAM INC
filed 2001-08-29
CIK 318833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             ---------------------

                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of August 17, 2001, 7,712,037 shares of the registrant's common stock were outstanding, of which 5,593,387 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $5.45 per share on the American Stock Exchange, Inc. on such date) was $30,483,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Team, Inc. to be held September 27, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                     PART 1

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5
                                  PART II
Item 5.   Market for Team's Common Equity and Related Stockholder
            Matters...................................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    9
Item 8.   Consolidated Financial Statements and Supplementary Data....   11
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   29
                                  PART III
Item 10.  Directors and Executive and Other Officers of Team..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   29

                                    PART I.

ITEM 1. BUSINESS

  (a) General Development of Business

     Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a full service provider of industrial repair services including leak repair, hot tapping, field machining, emissions control monitoring, concrete repair, energy management and technical bolting. These services are provided throughout the United States in approximately 40 locations. In April of 1999, the Company added mechanical inspection services to its industrial service offerings through the acquisition of X Ray Inspection, Inc. ("XRI").

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

SEGMENT                                                    2001      2000      1999
-------                                                   -------   -------   -------
Industrial Services.....................................  $66,492   $56,053   $47,282
Equipment Sales and Rentals.............................    9,151    10,583     7,350
                                                          -------   -------   -------
          Total.........................................  $75,643   $66,636   $54,632
                                                          =======   =======   =======

INDUSTRIAL SERVICES

     The Company provides industrial services for over 2000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries. Services include leak repair, hot tapping, emissions control, and, more recently, field machining and inspection.

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

     Field Machining and Technical Bolting Services. The Climax acquisition in August 1998 provided the platform for the Company's entry into field machining services in February 1999. This service involves the use of portable machining equipment (manufactured by Climax, as well as third party vendors) to repair or modify in-place machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to the conventional machining process where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling, and milling. Technical bolting services are often provided to our customers as an adjunct to field machining during turnaround or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with bolt tightening techniques to achieve reliable and leak-free connections and also include bolt disassembly using hot bolting or nut splitting techniques.

     Field machining and technical bolting services are offered to the Company's existing customer base through its extensive branch operations. In contrast to Team's other traditional industrial services which are performed while plant units are in operation (i.e., on-stream), field machining is an off-stream operation performed during piping isolations, shutdowns, or plant turnarounds.

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

     Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services may also be billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long-term contracts, which are enabling agreements only. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations over the past few years, the Company has entered into several regional or national contracts, which cover multiple plants or locations.

     The Company's industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

     Business Risks. While the Company's management is optimistic about Team's future, maintaining and expanding customer relationships and service volumes are key elements of the Company's strategy. Weakness in the markets served by the Company could constrain demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. Competitive initiatives and/or poor service performance could also reduce the strength and breadth of current customer relationships and preference for the Company. Although management belies sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed.

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

     Climax' design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon that is owned by the company and pledged to secure Team's bank debt (see Note 6 of Notes to the Consolidated Financial Statements). Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. Most of the Company's orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues in fiscal 2001 or fiscal 2000.

GENERAL

     Employees. As of May 31, 2001, the Company and its subsidiaries had approximately 800 employees in its operations. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space, These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newberg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the $24 million bank credit agreement. (See Note 6 of Notes to Consolidated Financial Statements). The Company and its subsidiaries also lease 36 office and/or plant and shop facilities at separate locations in 18 states.

     The Company believes that its property and equipment, as well as that of its subsidiaries, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company and certain subsidiaries are involved in various lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI." The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2001 and 2000, respectively.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2001
Quarter Ended:
  August 31.................................................  $3.06   $1.75
  November 30...............................................   3.00    1.63
  February 29...............................................   4.13    2.75
  May 31....................................................   3.25    2.05
FISCAL 2000
Quarter Ended:
  August 31.................................................  $3.88   $2.50
  November 30...............................................   3.00    2.00
  February 28...............................................   3.19    1.50
  May 31....................................................   2.94    2.00

  (b) Holders

     There were approximately 400 holders of record of Team's common stock as of August 14, 2001, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 2001 or fiscal 2000. Pursuant to the Company's Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Stock Repurchase Plan

     In fiscal 2001, pursuant to an approved open-market plan, the Company repurchased 449,000 shares of its outstanding common stock at a weighted average price of $2.83 per share. The stock repurchase program was suspended in April 2001 as a result of an announcement of a self-tender offer at $3.00 per share. The self-tender offer was completed in June 2001, resulting in the reacquisition of another 235,000 shares. The Company's Board of Director's has approved the resumption of the open market repurchase program for acquisitions up to an additional 1,000,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2001 (amounts in thousands, except per share data):

                                                         FISCAL YEARS ENDED MAY 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
Revenues.....................................  $75,643   $66,636   $54,632   $45,457   $43,655
Net income...................................  $ 2,740   $ 1,471   $   505   $ 1,423   $   778
Net income per share: basic..................  $  0.34   $  0.18   $  0.07   $  0.24   $  0.15
Net Income per share: diluted................  $  0.34   $  0.18   $  0.07   $  0.23   $  0.15
Weighted average shares outstanding: basic...    8,015     8,238     7,547     5,947     5,162
Weighted average shares outstanding:
  diluted....................................    8,122     8,283     7,741     6,112     5,162
Cash dividend declared, per common share.....  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

BALANCE SHEET DATA

                                                                   MAY 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
Total assets.................................  $47,996   $48,384   $47,765   $27,109   $24,115
Long-term debt and other liabilities.........  $14,845   $17,409   $20,224   $ 6,042   $ 7,725
Stockholders' equity.........................  $24,812   $23,137   $21,526   $15,534   $11,886
Working capital..............................  $16,584   $14,909   $15,736   $13,078   $11,556

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Earnings before income taxes were $4.2 million for the year ended May 31, 2001 compared to $2.5 million in 2000 and $1.3 million in 1999. The following table identifies certain percentage relationships of costs with consolidated revenues:

                                                                  FISCAL YEARS
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Revenue.....................................................  100.0%  100.0%  100.0%
Operating expenses..........................................  (59.6)  (57.4)  (58.3)
                                                              -----   -----   -----
          Gross margin......................................   40.4    42.6    41.7
Selling, general and administrative expenses................  (33.1)  (36.7)  (36.0)
Severance and other charges.................................             --    (1.7)
Other income................................................    0.4     0.3      --
                                                              -----   -----   -----
          Earnings before interest and taxes................    7.7     6.2     4.0
Interest expense............................................   (2.1)   (2.4)   (1.7)
                                                              -----   -----   -----
          Earnings before income taxes......................    5.6     3.8     2.3
Income taxes................................................   (2.0)   (1.6)   (1.4)
                                                              -----   -----   -----
          Net income........................................    3.6%    2.2%    0.9%
                                                              =====   =====   =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues in 2001 were $75.6 million compared to $66.6 million in 2000, an increase of 13.5%. This double-digit revenue growth resulted in significant operating leverage for the Company with operating profits (earnings before interest and taxes, or "EBIT") increasing by 41.5% to $5.8 million in 2001 as compared to $4.1 million in 2000.

     The improvement in operating results in 2001 was attributable to the industrial services segment whose revenues increased by $10.4 million, or 18.6%, to $66.5 million. EBIT for the industrial services segment was

$9.8 million, an increase of 35.3% over 2000. The revenue growth occurred in both traditional service lines -- leak repair, hot tapping, and emissions control monitoring -- and in the newer service lines -- inspection, field machining and technical bolting.

     Revenue from traditional service lines grew by 15% over FY2000, which is a result of a combination of factors: (1) FY2001 was a strong year for refining margins, which results in an increased demand for the Company's on-stream service offerings to avoid the necessity of our customers having to shut-down operating units; (2) we obtained significant new contracts for fugitive emissions monitoring in FY2001 as a result of a trend toward customers' out-sourcing of these compliance functions to professional service providers such as Team, coupled with an increase in enforcement actions by federal and state agencies, and (3) an increase in market penetration for our traditional services.

     Team's newer services grew at an even faster rate -- with revenue from inspection, field machining and technical bolting growing by 44% over FY2000. The rapid growth in these services is a result of two primary factors: (1) an increase in the demand for our inspection services to the pipeline industry due to new pipeline construction and increased regulatory activities in the pipeline industry; and (2) a continuing penetration of our newer services within our existing customer base.

     In contrast to the services segment, the equipment sales and rental segment experienced a disappointing FY2001, with sales of $9.2 million being 13.5% less than the FY2000 amount, with the significant portion of the reduction coming in the first half of the year. Management believes the sales decline is due primarily to a softness in capital equipment markets.

     Overall, gross margins were 40.4% of revenues in FY2001 as compared to 42.6% in FY2000. The reduction is associated with the severely depressed margins at Climax during the first half of FY2001 and due to pricing concessions to sustain the growth in services revenues. The decline in margins was compensated for by an overall reduction in selling, general and administrative expenses, which were 33.1% of revenues in FY2001 versus 36.7% of revenues in FY2000. This reduction in SG&A expenses as a percentage of revenues illustrates the operating leverage that management believes exists in the business -- double-digit revenue growth will result in a faster rate of increase in profits since revenue growth can be supported without a proportionate increase in selling, general and administrative costs.

     Income tax expense as a percent of pre-tax income was 35% in FY2001 as compared to 41.5% in FY2000 due to the recognition of a $400,000 effective tax benefit associated with the liquidation of a small subsidiary in the United Kingdom.

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

     In the aggregate, most of the year over year increase in industrial service revenue (excluding XRI) is attributable to the substantial growth in the new service offerings first undertaken in FY1999 -- field machining and technical bolting. Revenues from these new offerings were $2.4 million more than during the inception year of 1999. While FY2000 revenues from traditional service offerings (leak repair, hot tapping, emission control monitoring, etc.) were relatively flat in comparison to FY1999, fourth quarter revenues from these lines were $1.7 million higher than earned in the fourth quarter of FY 1999 as a result of improved demand for such services -- particularly in the refining and petrochemical industries -- in the fourth quarter of 2000 versus 1999, which is believed to have resulted from improved customer operating margins. Management believes that the Company's revenues and operating margins are related, in part, to the operating margins experienced by its customers -- particularly in the refining and petrochemical industries. Generally, as those customer margins improve, more funds are expended for the specialized industrial services offered by the Company.

     Operating margins improved to 42.6% of revenues in 2000, compared to 41.7% in 1999. The improvement reflects the strong operating leverage occurring in the fourth quarter as a result of significantly increased industrial service revenues in that quarter. As discussed below, 1999 margins were negatively impacted by a softening in the market for the Company's industrial services that began in the last half of Fiscal 1999 and continued through the first quarter of Fiscal 2000. With respect to Climax, operating margins improved slightly in comparison to 1999 (46.2% versus 45.2%) -- primarily as a result of improved plant utilization associated with an overall sales increase of 11% over the comparable period of 1999.

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

     As a result of additional borrowings associated with business acquisitions in August 1998 and April 1999, as well as general increases in interest rates, interest expense increased to $1.6 million (2.4% of revenues) as compared to $912 thousand (1.7%) in 1999. See the discussion of liquidity and capital resources below.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2001, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $7.6 million, an increase of $1.4 million since May 31, 2000. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At May 31, 2001, the outstanding balance under the revolving credit facility was $6.0 million and approximately $5.5 million was available to borrow under the facility.

     During FY2001, the Company reduced its total outstanding debt by $2.3 million as a result of cash flow from operations and from proceeds from the sale of real estate. In FY2001, the Company also expended $1.3 million to reacquire 450,000 shares of its common stock on the open market pursuant to a stock repurchase plan. Additionally, in June 2001, another 235,000 shares were reacquired for a total consideration of approximately $760,000, including expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. At May 31, 2001, the Company has floating-rate obligations totaling $15.1 million outstanding under its credit facility (see Note 6 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited in part by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on $8.3 million of the Company's variable rate debt. Under these swap agreements, payments are made based on a fixed rate ($6.5 million at 5.19% and $1.8 million at 5.24%) and received on a LIBOR based variable rate. Any change in the value of the swap agreements, real or hypothetical, would be offset by an inverse change in the value of the underlying hedged item. With respect to the remaining $6.8 million of floating-rate debt not covered by swap agreements, a 1% increase in interest rates could result in an annual increase in interest expense of $68 thousand.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
July 12, 2001

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS


Current Assets:
  Cash and cash equivalents.................................  $   968,000   $   327,000
  Receivables...............................................   14,608,000    13,580,000
  Inventories...............................................    8,245,000     7,821,000
  Deferred income taxes.....................................      511,000       412,000
  Prepaid expenses and other current assets.................      248,000       501,000
                                                              -----------   -----------
          Total Current Assets..............................   24,580,000    22,641,000
Property, Plant and Equipment:
  Land and buildings........................................    7,109,000     9,649,000
  Machinery and equipment...................................   18,816,000    18,676,000
                                                              -----------   -----------
                                                               25,925,000    28,325,000
          Less accumulated depreciation and amortization....   14,139,000    15,076,000
                                                              -----------   -----------
                                                               11,786,000    13,249,000
Goodwill, net of accumulated amortization of $648,000 and
  $373,000..................................................   10,341,000    10,616,000
Other assets, net...........................................      861,000     1,408,000
Restricted cash.............................................      428,000       470,000
                                                              -----------   -----------
          Total Assets......................................  $47,996,000   $48,384,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Current portion of long-term debt.........................  $ 1,536,000   $ 1,611,000
  Accounts payable..........................................    1,957,000     1,979,000
  Other accrued liabilities.................................    3,493,000     3,040,000
  Current income taxes payable..............................    1,010,000     1,102,000
                                                              -----------   -----------
          Total Current Liabilities.........................    7,996,000     7,732,000
Deferred income taxes.......................................      343,000       106,000
Long-term debt..............................................   13,531,000    15,728,000
Other long term liabilities.................................    1,314,000     1,681,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
     authorized; 8,342,654 and 8,256,954 shares issued at
     May 31, 2001 and 2000, respectively....................    2,503,000     2,477,000
  Additional paid-in capital................................   32,257,000    32,103,000
  Accumulated deficit.......................................   (8,579,000)  (11,319,000)
  Unearned stock compensation...............................           --       (27,000)
  Treasury stock at cost, 459,420 and 9,700 shares..........   (1,369,000)      (97,000)
                                                              -----------   -----------
          Total Stockholders' Equity........................   24,812,000    23,137,000
                                                              -----------   -----------
          Total Liabilities and Stockholders' Equity........  $47,996,000   $48,384,000
                                                              ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenues..............................................  $75,643,000   $66,636,000   $54,632,000
Operating expenses....................................   45,053,000    38,270,000    31,872,000
                                                        -----------   -----------   -----------
          Gross margin................................   30,590,000    28,366,000    22,760,000
Selling, general and administrative expenses..........   25,035,000    24,461,000    19,662,000
Other expense (income):
  Severance and other charges.........................                         --       919,000
  Other income, net...................................     (278,000)     (218,000)           --
                                                        -----------   -----------   -----------
Earnings before interest and taxes....................    5,833,000     4,123,000     2,179,000
Interest..............................................    1,616,000     1,610,000       912,000
                                                        -----------   -----------   -----------
Earnings before income taxes..........................    4,217,000     2,513,000     1,267,000
Provision for income taxes............................    1,477,000     1,042,000       762,000
                                                        -----------   -----------   -----------
Net income............................................  $ 2,740,000   $ 1,471,000   $   505,000
                                                        ===========   ===========   ===========
Net income per common share
  -- Basic and diluted................................  $      0.34   $      0.18   $      0.07
Weighted average number of shares outstanding
  -- Basic............................................    8,015,000     8,238,000     7,547,000
  -- Diluted..........................................    8,122,000     8,283,000     7,741,000

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      MAY 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
COMMON STOCK:
  Balance at beginning of year.....................  $  2,477,000   $  2,464,000   $  1,828,000
  Shares issued....................................         8,000          4,800        625,000
  Exercise of stock options........................        18,000          8,200         11,000
                                                     ------------   ------------   ------------
          Balance at end of year...................  $  2,503,000   $  2,477,000   $  2,464,000
                                                     ============   ============   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.....................  $ 32,103,000   $ 32,000,000   $ 27,098,000
  Shares issued....................................        43,000         55,000      4,838,000
  Exercise of stock options........................       111,000         48,000         64,000
                                                     ------------   ------------   ------------
          Balance at end of year...................  $ 32,257,000   $ 32,103,000   $ 32,000,000
                                                     ============   ============   ============
ACCUMULATED DEFICIT:
  Balance at beginning of year.....................  $(11,319,000)  $(12,790,000)  $(13,295,000)
  Net income.......................................     2,740,000      1,471,000        505,000
                                                     ------------   ------------   ------------
          Balance at end of year...................  $ (8,579,000)  $(11,319,000)  $(12,790,000)
                                                     ============   ============   ============
UNEARNED STOCK COMPENSATION:
  Balance at beginning of year.....................  $    (27,000)  $    (51,000)  $         --
  Restricted stock grant...........................                                     (67,000)
  Compensation expense.............................        27,000         24,000         16,000
                                                     ------------   ------------   ------------
          Balance at end of year...................  $         --   $    (27,000)  $    (51,000)
                                                     ============   ============   ============
TREASURY STOCK:
  Balance at beginning of year.....................  $    (97,000)  $    (97,000)  $    (97,000)
  Repurchase of common stock.......................    (1,272,000)
                                                     ------------   ------------   ------------
          Balance at end of year...................  $ (1,369,000)  $    (97,000)  $    (97,000)
                                                     ============   ============   ============
TOTAL STOCKHOLDERS' EQUITY.........................  $ 24,812,000   $ 23,137,000   $ 21,526,000
                                                     ============   ============   ============

                 See notes to consolidated financial statements

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEARS ENDED MAY 31,
                                                              ----------------------------------------
                                                                 2001          2000           1999
                                                              -----------   -----------   ------------
Cash Flows From Operating Activities:
  Net income................................................  $ 2,740,000   $ 1,471,000   $    505,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................    2,773,000     2,957,000      2,230,000
    Provision for doubtful accounts.........................      141,000       (46,000)        50,000
    Other income............................................     (278,000)     (218,000)      (101,000)
    Equity in losses of unconsolidated subsidiary and
      other.................................................       73,000
    Provision for termination benefit due to former
      officer...............................................                         --        348,000
    Deferred income taxes...................................      138,000        63,000        472,000
    Changes in assets and liabilities, net of effects from
      business acquisitions:
    (Increase) decrease:
      Accounts receivable...................................   (1,169,000)   (2,443,000)     1,153,000
      Inventories...........................................     (424,000)      745,000        359,000
      Prepaid expenses and other current assets.............      253,000        11,000        159,000
      Income tax receivable.................................                     87,000        (87,000)
    Increase (decrease):
      Accounts payable......................................      (22,000)      875,000       (597,000)
      Other accrued liabilities.............................      453,000      (695,000)    (1,032,000)
      Income taxes payable..................................      (92,000)    1,102,000       (348,000)
                                                              -----------   -----------   ------------
         Net cash provided by operating activities..........  $ 4,586,000   $ 3,909,000   $  3,111,000
                                                              -----------   -----------   ------------
Cash Flows From Investing Activities:
  Capital expenditures......................................   (1,563,000)   (1,525,000)    (2,454,000)
  Rental and demonstration equipment, net...................     (524,000)     (787,000)            --
  Proceeds from disposal of property and equipment..........    1,571,000       478,000        202,000
  Additions to goodwill.....................................                   (120,000)            --
  Business acquisitions, net of cash acquired...............                         --    (15,468,000)
  Payment of Climax notes payable at acquisition date.......                                (2,893,000)
  Other.....................................................      260,000      (651,000)      (451,000)
                                                              -----------   -----------   ------------
         Net cash used in investing activities..............  $  (256,000)  $(2,605,000)  $(21,064,000)
                                                              -----------   -----------   ------------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term
    obligations.............................................  $(2,597,000)  $(2,152,000)  $ (4,512,000)
  Proceeds from issuance of debt............................                                18,141,000
  Issuance of common stock..................................      180,000       140,000      3,536,000
  Repurchase of common stock................................   (1,272,000)
                                                              -----------   -----------   ------------
         Net cash (used in) provided by financing
           activities.......................................   (3,689,000)   (2,012,000)    17,165,000
                                                              -----------   -----------   ------------
Net increase (decrease) in cash and cash equivalents........      641,000      (708,000)      (320,000)
Cash and cash equivalents at beginning of year..............      327,000     1,035,000      1,355,000
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of year....................  $   968,000   $   327,000   $  1,035,000
                                                              ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest...........................................  $ 1,641,000   $ 1,555,000   $    632,000
                                                              ===========   ===========   ============
         Income taxes.......................................  $ 1,426,000   $   327,000   $    806,000
                                                              ===========   ===========   ============

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

CLASSIFICATION                                               LIFE
--------------                                               ----
Buildings...............................................  20-30 years
Machinery and equipment.................................   2-10 years

     Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $1,608,000 and $1,160,000 (before accumulated depreciation of $176,000 and $127,000) at May 31, 2001 and 2000, respectively. These self-constructed assets are periodically transferred to inventory and sold as used equipment

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over the estimated economic lives of the acquired companies of forty years. Amortization expense for the years ended May 31, 2001 and 2000 was approximately $275,000 in each year.

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

  Reclassifications

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

     Options to purchase 655,000, 747,000, and 80,000 shares of common stock were outstanding during the years ended May 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period.

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

  Interest Rate Swap Agreements

     The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes. Instead, it uses them to hedge the impact of interest rate fluctuations on floating rate debt. See Note 6 regarding the fair value of the Company's interest rate swap agreements.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair values of the Company's credit facility are representative of their carrying values based upon the variable rate terms and management's opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility.

                          TEAM, INC. AND SUBSIDIARIES

  New Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for the Company as of June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. The Company only uses derivatives as an interest rate hedge. Adoption of this new accounting standard will result in an after tax charge to other comprehensive income of approximately $20 thousand in the first quarter of FY 2002.

     SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board in July 2001. SFAS 142 replaces the requirement to amortize goodwill with a requirement for an annual impairment test. The SFAS is effective for fiscal years beginning after December 15, 2001 but may be implemented early -- at the beginning of a fiscal year beginning after March 15, 2001. The Company is evaluating whether to adopt SFAS early, at the beginning of fiscal 2002 but has not yet made a determination.

2. RECEIVABLES

     Receivables consists of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Trade accounts receivable..................................  $14,918,000   $12,994,000
Real estate note (see below)...............................                    365,000
Other receivables..........................................       82,000       472,000
Allowance for doubtful accounts............................     (392,000)     (251,000)
                                                             -----------   -----------
          Total............................................  $14,608,000   $13,580,000
                                                             ===========   ===========

     In May 2000, the Company sold a building previously utilized in the Climax operations for $765,000, consisting of $400,000 in cash and a one year note for $365,000, which was paid in FY 2001. A gain of $218,000 was recognized in the transaction.

3. INVENTORIES

     Inventories consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Raw materials...............................................  $  935,000   $  947,000
Finished goods and work in progress.........................   7,310,000    6,874,000
                                                              ----------   ----------
          Total.............................................  $8,245,000   $7,821,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $1,537,000   $1,224,000
Insurance accruals..........................................   1,000,000      833,000
Accrued interest............................................     222,000      246,000
Current payments due to former officers.....................     301,000      341,000
Other.......................................................     433,000      396,000
                                                              ----------   ----------
          Total.............................................  $3,493,000   $3,040,000
                                                              ==========   ==========

5. INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings are as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
Federal income taxes:
  Current.........................................  $1,179,000   $  843,000   $282,000
  Deferred........................................     177,000       31,000    403,000
State income taxes:
  Current.........................................     159,000      136,000      8,000
  Deferred........................................     (38,000)      32,000     69,000
                                                    ----------   ----------   --------
          Total...................................  $1,477,000   $1,042,000   $762,000
                                                    ==========   ==========   ========

     A reconciliation between income taxes related to earnings before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Earnings before federal income taxes.............  $4,217,000   $2,513,000   $1,267,000
                                                   ==========   ==========   ==========
Computed income taxes at statutory rate..........  $1,434,000   $  854,000   $  431,000
Liquidation of foreign subsidiary................    (400,000)
Goodwill amortization............................      93,000       93,000       32,000
State income taxes...............................     160,000      111,000       41,000
Foreign losses...................................     104,000
Other............................................      86,000      (16,000)     258,000
                                                   ----------   ----------   ----------
          Total..................................  $1,477,000   $1,042,000   $  762,000
                                                   ==========   ==========   ==========

     During fiscal 2001, a United Kingdom subsidiary was liquidated (see note
8). The subsidiary had incurred operating losses since the early 1990's; however, no tax benefit had been recognized or realized since the utilization of such benefits could not be assured prior to the liquidation of the subsidiary. With the liquidation of the subsidiary, the Company will recognize the tax benefit of the losses in its fiscal year 2001 Federal income tax return.

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                     MAY 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Property, plant and equipment...............................  $(752,000)  $(755,000)
Other.......................................................   (209,000)    (83,000)
                                                              ---------   ---------
          Gross deferred liabilities........................   (961,000)   (838,000)
                                                              ---------   ---------
Receivables.................................................    175,000      40,000
Accrued expenses and other liabilities......................    855,000     868,000
Inventory...................................................     99,000     236,000
                                                              ---------   ---------
          Gross deferred assets.............................  1,129,000   1,144,000
                                                              ---------   ---------
          Net deferred taxes................................  $ 168,000   $ 306,000
                                                              =========   =========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

6. LONG-TERM DEBT

     Long-term debt consists of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Revolving loan.............................................  $ 5,960,000   $ 6,620,000
Term and mortgage notes....................................    9,022,000    10,504,000
Capital lease obligations..................................       85,000       215,000
                                                             -----------   -----------
                                                              15,067,000    17,339,000
Less current portion.......................................    1,536,000     1,611,000
                                                             -----------   -----------
          Total............................................  $13,531,000   $15,728,000
                                                             ===========   ===========

     Maturities of long-term debt are as follows:

FY2002.................................................   $ 1,536,000
   2003................................................     7,472,000
   2004................................................     4,874,000
   2005................................................       125,000
   2006................................................       125,000
Thereafter.............................................       935,000
                                                          -----------
                                                          $15,067,000
                                                          ===========

     In FY1999, the Company entered into a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2002,
(ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan to refinance previously existing real estate indebtedness. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2003. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. The marginal rate is based on the Company's level of funded debt to cash flow, and ranges from 1.50% to 2.50% over the LIBOR rate and from 0.00% to 0.50% over the prime rate. The weighted average rate on outstanding borrowings at

                          TEAM, INC. AND SUBSIDIARIES

May 31, 2001 is approximately 6.6%. The Company also pays a commitment fee of
 .25% per annum on the average amount of the unused availability under the revolving loan.

     In October and December of 1998, the Company entered into interest rate swap transactions covering $8.3 million of outstanding term loans, exchanging a floating LIBOR rate (5.3% at the time of the swaps) for fixed rates ranging from 5.19% to 5.24%. $3.8 million of the swap agreements mature on December 31, 2001 and $4.5 million mature September 30, 2003.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a negative mark-to-market value of approximately $56,000 at May 31, 2001 and a positive mark-to-market value of $333,000 at May 31, 2000. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2001 and 2000, the Company was in compliance with all credit facility covenants.

     At May 31, 2001, the Company was contingently liable for $1,052,000 in outstanding stand-by letters of credit and, at that date, approximately $5.5 million was available to borrow under the credit facility.

7. OTHER LONG TERM LIABILITIES

     Other liabilities consisted of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Post retirement benefits....................................  $1,187,000   $1,419,000
Deferred compensation due former officer....................     428,000      470,000
Other.......................................................                  168,000
Less amounts due in one year................................    (301,000)    (376,000)
                                                              ----------   ----------
                                                              $1,314,000   $1,681,000
                                                              ==========   ==========

     Amounts due within one year of $301,000 and $376,000, respectively, are included in accrued liabilities in the accompanying consolidated balance sheet.

  Post Retirement Benefits:

     The Company is obligated for post-retirement benefits to three former officers with payments due through 2007. Future maturities of amounts due under post retirement benefit agreements are as follows:

2002....................................................   $  301,000
2003....................................................      264,000
2004....................................................      238,000
2005....................................................      245,000
2006....................................................      100,000
2007....................................................       39,000
                                                           ----------
                                                           $1,187,000
                                                           ==========

                          TEAM, INC. AND SUBSIDIARIES

  Deferred Compensation Arrangement:

     Under a nonqualified deferred compensation agreement, a former officer of the Company (the "Participant") elected to defer a portion of his compensation into a trust established by the Company. The trust assets, consisting of cash and cash equivalents, are subject to the claims of the Company's creditors in the event of the Company's insolvency, until paid to the Participant and his beneficiaries. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and Invested," the accounts of the trust have been consolidated into the Company's financial statements for fiscal 2001 and 2000. The principal of the trust and any earnings thereon are to be used exclusively for the uses and purposes of the Participant and general creditors of the Company in the event of the Company's insolvency, and therefore the trust assets of $428,000 and $470,000 at May 31, 2001 and 2000, respectively, have been classified as restricted cash in the balance sheet.

8. OTHER INCOME

     In fiscal 2001, the Company sold rental property for $1.575 million in cash
(net). The property was carried as a corporate asset unrelated to either of the Company's operating segments. The transaction, net of other charges, resulted in a gain of $360,000. Also in 2001, the Company completed the sale of substantially all of the assets and operations of a small operating subsidiary located in the United Kingdom resulting in a loss on disposal of the business of $82 thousand. The operations of the UK subsidiary were not material to the Company's business. In fiscal 2000, other income consisted of the gain on the sale of real estate discussed in note 2.

9. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

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

                          TEAM, INC. AND SUBSIDIARIES

     Transactions under all plans are summarized below:

                                                   FISCAL YEARS ENDED MAY 31,
                              ---------------------------------------------------------------------
                                      2001                    2000                    1999
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                              NUMBER OF    AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                               OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                              ----------   --------   ----------   --------   ----------   --------
Shares under option,
  beginning of year.........   1,111,000    $3.11      1,029,200    $3.03        692,600    $2.76
Changes during the year:
  Granted...................     142,000    $2.04        226,000    $3.29        394,000    $3.40
  Exercised.................     (60,700)   $2.13        (27,300)   $2.13        (36,400)   $2.06
  Canceled..................     (77,500)   $3.43       (116,900)   $2.97        (21,000)   $3.21
                              ----------    -----     ----------    -----     ----------    -----
          Shares under
            option, end of
            year............   1,114,800    $3.00      1,111,000    $3.11      1,029,200    $3.03
Exercisable at end of
  year......................     824,000    $3.06        705,000    $2.97        655,900    $2.72
                              ==========    =====     ==========    =====     ==========    =====
Available for future
  grant.....................     410,000                 413,000                  30,300
                              ==========              ==========              ==========
Weighted average grant-date
  fair value of options
  granted during year.......  $  290,000              $  743,540              $1,339,600
                              ==========              ==========              ==========

     For options outstanding at May 31, 2001, the range of exercise prices and remaining contractual lives are as follows:

                                                                 WEIGHTED      WEIGHTED
                                                     NUMBER OF   AVERAGE     AVERAGE LIFE
RANGE OF PRICES                                       OPTIONS     PRICE       (IN YEARS)
---------------                                      ---------   --------   ---------------
$1.94 to $2.75.....................................    466,300    $2.25           6.0
$3.06 to $3.50.....................................    433,500    $3.45           7.3
$3.56 to $4.13.....................................    215,000    $3.73           7.3
                                                     ---------    -----           ---
                                                     1,114,800    $3.00           6.7
                                                     =========    =====           ===

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rate of 4.5%, 6.6%,and 6.5%; volatility factor of the expected market price of the Company's common stock of 73.8%, 47.6%, and 62.3% and a weighted average expected life of the option of three years for each period.

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

                          TEAM, INC. AND SUBSIDIARIES

     The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
Pro forma net income..............................  $2,536,000   $1,184,000   $253,000
                                                    ==========   ==========   ========
Pro forma earnings per share -- diluted...........  $     0.31   $     0.14   $   0.03
                                                    ==========   ==========   ========

     In addition to the options granted under the option plans as discussed above, an officer of the Company has been granted options to purchase 200,000 shares of common stock at a price of $3.625 per share, subject to a vesting schedule based on stock performance measures. As of May 31, 2001, none of these options had vested as the target share prices detailed in the vesting schedule had not been obtained.

EMPLOYEE BENEFIT PLANS:

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2001, 2000, 1999, were $302,000, $259,000, and $242,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software, whose capitalized balances are not significant to property, plant and equipment. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $2,151,000, $1,991,000, and $1,936,000 in 2001, 2000, and 1999, respectively. Minimum rental commitments for future periods are as follows:

YEAR ENDING                                          CAPITAL   OPERATING
MAY 31,                                              LEASES      LEASES       TOTAL
-----------                                          -------   ----------   ----------
2002...............................................   58,000    2,157,000    2,215,000
2003...............................................   32,000    1,769,000    1,801,000
2004...............................................       --    1,118,000    1,118,000
2005...............................................       --      417,000      417,000
2006...............................................                58,000       58,000
                                                     -------   ----------   ----------
          Total minimum payments...................  $90,000   $5,519,000   $5,609,000
                                                               ==========   ==========
          Less: amount representing interest.......   (5,000)
                                                     -------
          Present value of lease payments..........  $85,000
                                                     =======

  Legal Proceedings

     The Company and certain subsidiaries are involved in various lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company's consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

11. COMMON STOCK

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

     Additionally, during fiscal 1999, 795,000 shares of Common Stock were issued in connection with business acquisitions. See note 13.

     During fiscal 1999, 18,000 shares of restricted common stock were granted to certain officers of the Company. Vesting of the shares occurred over a three-year period. Accordingly, at the grant date, the value of the shares ($3.75 per share) was recorded as unearned compensation and reflected as a contra-equity account in the balance sheet. Compensation expense was recognized as the officers provided services to the Company and became vested in the shares.

     In fiscal 2001, pursuant to an approved open-market plan, the Company repurchased 449,000 shares of its outstanding common stock at a weighted average price of $2.83 per share. The stock repurchase program was suspended in April 2001 as a result of an announcement of a self-tender offer at $3.00 per share. The self-tender offer was completed in June, 2001, resulting in the reacquisition of another 235,000 shares. The Company's Board of Director's has approved the resumption of the open market repurchase program for acquisitions up to an additional 1,000,000 shares.

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

                          TEAM, INC. AND SUBSIDIARIES

     Information about business segments for the fiscal years 2001, 2000 and 1999 is set forth below:

                         FISCAL YEAR ENDED MAY 31, 2001

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $66,492,000      $ 9,151,000      $             $75,643,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....    9,831,000         (189,000)      (3,809,000)    5,833,000
Interest..............................           --                         1,616,000     1,616,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $ 9,831,000      $  (189,000)     $(5,425,000)  $ 4,217,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,635,000      $   716,000      $   422,000   $ 2,773,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,351,000      $   153,000      $    59,000   $ 1,563,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $32,563,000      $12,011,000      $ 3,422,000   $47,996,000
                                        ===========      ===========      ===========   ===========

                         FISCAL YEAR ENDED MAY 31, 2000

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $56,053,000      $10,583,000      $        --   $66,636,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....    7,267,000          777,000       (3,921,000)    4,123,000
Interest..............................           --               --        1,610,000     1,610,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $ 7,267,000      $   777,000      $(5,531,000)  $ 2,513,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,669,000      $   855,000      $   433,000   $ 2,957,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,190,000      $   304,000      $    31,000   $ 1,525,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $31,381,000      $12,616,000      $ 4,387,000   $48,384,000
                                        ===========      ===========      ===========   ===========

                         FISCAL YEAR ENDED MAY 31, 1999

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $47,282,000      $ 7,350,000      $        --   $54,632,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....    5,374,000          470,000       (3,665,000)    2,179,000
Interest..............................           --               --          912,000       912,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $ 5,374,000      $   470,000      $(4,577,000)  $ 1,267,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,284,000      $   457,000      $   489,000   $ 2,230,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,232,000      $   130,000      $ 1,092,000   $ 2,454,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $30,722,000      $12,378,000      $ 4,665,000   $47,765,000
                                        ===========      ===========      ===========   ===========

13. ACQUISITIONS

     Effective August 31, 1998, the Company acquired all of the outstanding capital stock of Climax Portable Machine Tools, Inc., an Oregon corporation ("Climax"), in exchange for cash in the amount of $6.4 million and 200,000 newly-issued shares of the Company's common stock, $0.30 par value per share (the "Common Stock"). Additionally, at the acquisition date, the Company refinanced the majority of Climax's notes payable in the amount of $2.9 million. A value of $3.696 per share was assigned to the Common Stock issued to the

                          TEAM, INC. AND SUBSIDIARIES
former shareholders of Climax, based on the market value of the Common Stock, discounted to reflect certain restrictions placed on the Common Stock. In order to finance the acquisition of the Climax shares, the Company borrowed $8.5 million under a new credit facility (See note 7). Climax designs and manufactures portable, metal cutting machine tools for on-site maintenance and repair purposes.

     Effective March 31, 1999, the Company acquired 100% of the outstanding capital stock of X-Ray Inspection, Inc., ("X-Ray"), a Louisiana corporation, in consideration for the payment to the sellers of an aggregate of $8.4 million in cash and 595,000 shares of newly issued Company Common Stock, valued at $2.037 per share based on the market value discounted to reflect certain restrictions placed on the common stock. The cash component included $7.7 million paid at closing and an additional $700,000 paid subsequent to closing for excess working capital conveyed in the transaction. Additional consideration of up to $2.5 million in cash could be payable to the sellers over the four years after the acquisition if certain high growth operating results are achieved by X-Ray. (No additional consideration was earned in the first twenty six months after acquisition. See note 15 for termination of earn-out arrangement subsequent to May 31, 2001). In order to finance the purchase, the Company borrowed $8.4 million under its existing credit facilities. X-Ray is in the business of providing mechanical inspection services consisting primarily of non-destructive inspections of pipelines and piping systems in industrial plants, using radiographic testing, ultrasonic testing, magnetic particle testing, and visual inspection.

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

     The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisitions had occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchases had taken place at the beginning of the periods, nor are they necessarily indicative of future results.

                                                             1999
                                                          -----------
Net sales..............................................   $64,799,000
Net income.............................................   $   882,000
Earnings per share
  Basic................................................   $      0.12
  Diluted..............................................   $      0.11

14. SEVERANCE AND OTHER CHARGES

     In fiscal 1999, the Company reduced headquarters support staff by approximately 20% (19 individuals), which resulted in a charge of $436,000. Additionally, a charge of $483,000 was made during fiscal 1999 to fully provide for the future payments due to a former officer under a special termination arrangement.

                          TEAM, INC. AND SUBSIDIARIES

15. SUBSEQUENT EVENTS

     On June 6, 2001, the Company completed the reacquisition of 235,000 shares of its common stock at $3.00 per share pursuant to a self-tender offer announced in April 2001.

     On July 5, 2001, the Company entered into an exchange agreement with the former owners of X-Ray Inspection, Inc., which was acquired by the Company in April 1999. (see note 13). Pursuant to the agreement, the Company's obligation for contingent future consideration (up to $2.5 million depending on future earnings of X-Ray) was cancelled in exchange for the issuance of options to acquire 100,000 of the Company's common stock (at $3.50 per share) and the nomination of the principal former owner of X-Ray to the Company's Board of Directors.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 2001, and 2000 are shown below.

                                                                FISCAL 2001
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                           -----------   -----------   -----------   -----------
Revenues.................................  $16,776,000   $19,545,000   $18,656,000   $20,666,000
                                           ===========   ===========   ===========   ===========
Gross margin.............................  $ 6,592,000   $ 7,915,000   $ 7,313,000   $ 8,770,000
                                           ===========   ===========   ===========   ===========
Net income...............................      211,000       879,000       619,000     1,031,000
                                           ===========   ===========   ===========   ===========
Net income per share -- basic and
  diluted................................  $      0.03   $      0.11   $      0.08   $      0.13
                                           ===========   ===========   ===========   ===========

                                                                FISCAL 2000
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                           -----------   -----------   -----------   -----------
Revenues.................................  $15,410,000   $16,337,000   $16,503,000   $18,386,000
                                           ===========   ===========   ===========   ===========
Gross margin.............................  $ 6,495,000   $ 7,251,000   $ 6,738,000   $ 7,882,000
                                           ===========   ===========   ===========   ===========
Net income...............................       42,000       353,000       358,000       718,000
                                           ===========   ===========   ===========   ===========
Net income per share -- basic and
  diluted................................  $      0.01   $      0.04   $      0.04   $      0.09
                                           ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

                                    PART III

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 2001, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   11
Consolidated Balance Sheets -- May 31, 2001 and 2000........   12
Consolidated Statements of Operations -- Years ended May 31,
  2001, 2000 and 1999.......................................   13
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 2001, 2000 and 1999.........................   14
Consolidated Statements of Cash Flows -- Years ended May 31,
  2001, 2000 and 1999.......................................   15
Notes to Consolidated Financial Statements..................   16

      2. Financial Statement Schedules

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits

        EXHIBIT
         NUMBER
        -------
         3(a)*           -- Second Restated Articles of Incorporation of the Company,
                            as amended through August 31, 1999, (filed as Exhibit
                            3(a) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1999).
         3(b)*           -- Bylaws of the Company (filed as Exhibit 4.2 to the
                            Company's Registration Statement on Form S-2, File No.
                            33-31663).
         4(a)*           -- Certificate representing shares of common stock of
                            Company (filed as Exhibit 4(1) to the Company's
                            Registration Statement on Form S-1, File No. 2-68928).
         4(b)*           -- Statement of Relative Rights and Preferences of Series A
                            Participatory Preferred Stock of Team, Inc. (filed as
                            Exhibit 2.2 to the Company's Form 8-A with the Securities
                            and Exchange Commission on October 26, 1990).

        EXHIBIT
         NUMBER
        -------
        10(a)*#          -- Employment Agreements and Consulting and Salary
                            Continuation Agreements between the Company and certain
                            of its executive officers (filed as Exhibit 10(f) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1988, as Exhibit 10 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1989, as amended by Form 8 dated October 19, 1989, and
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended November 30, 1990).
        10(b)*           -- Ninth Amendment and Restatement of the Team, Inc. Salary
                            Deferral Plan (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            February 29, 1996).
        10(c)*#          -- Sixth Amendment and Restatement of the Team, Inc.
                            Employee Stock Ownership Plan (filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended February 29, 1996).
        10(d)*#          -- Team, Inc. Restated Non-Employee Directors' Stock Option
                            Plan as amended through March 28, 1996 (filed as Exhibit
                            10(z) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1996).
        10(e)*#          -- Amendment dated January 9, 1997, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(m) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(f)*#          -- Amendment dated January 29, 1998, to the Team, Inc.
                            Restated Non-Employee Directors Stock Option Plan (filed
                            as Exhibit 10(k) to the Company's Annual Report on Form
                            10-K for the fiscal year ended May 31, 1997).
        10(g)*#          -- Team, Inc. Officers' Restricted Stock Option Plan dated
                            December 14, 1995 (filed as Exhibit 10(dd) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1996).
        10(h)*#          -- First Amendment to the Consulting and Salary Continuation
                            Agreement by and between Team, Inc. and George W.
                            Harrison dated December 24, 1990 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            Quarter ended November 30, 1996).
        10(i)*#          -- Employment Agreement by and between Philip J. Hawk and
                            Team, Inc. dated November 2, 1998 (filed as Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended November 30, 1998).
        10(j)*#          -- Incentive Stock Option Award Agreement by and between
                            Philip J. Hawk and Team, Inc. dated November 2, 1998
                            (filed as Exhibit 10.2 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended November 30, 1998).
        10(k)*#          -- Standard Restricted Stock Option Award Agreement by and
                            between Philip J. Hawk and Team, Inc. dated November 2,
                            1998 (filed as Exhibit 10.3 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(l)*#          -- Price Vested Restricted Stock Option Award Agreement by
                            and between Philip J. Hawk and Team, Inc. dated November
                            2, 1998 (filed as Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended November 30,
                            1998).
        10(m)*#          -- Stock Purchase Agreement by and between Philip J. Hawk
                            and Team, Inc. dated November 2, 1998 (filed as Exhibit
                            10.5 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended November 30, 1998).

        EXHIBIT
         NUMBER
        -------
        10(n)*#          -- Employment Termination and Consulting Agreement, by and
                            between Team, Inc. and William A. Ryan, dated effective
                            as of November 1, 1998 (filed as Exhibit 10.6 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended November 30, 1998).
        10(o)*#          -- Restricted Stock Award, in the amount of 6,000 shares of the Company's common stock to Kenneth M. Tholan, and
                            3,000 shares of common stock to each of Ted W. Owen,
                            Clark A. Ingram, and John P. Kearns, effective as October
                            26, 1998 (only the form of such Restricted Stock Award is
                            made an exhibit, as there are no particular provisions of
                            each such individual's Restricted Stock Award that vary
                            from the form, other than the amounts indicated
                            above -- filed as Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended May 31,
                            1999)
        10(p)*           -- Stock Purchase Agreement by and between Team, Inc. and
                            Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed
                            as a exhibit to the Company's Current Report on Form 8-K
                            filed June 8, 1998).
        10(q)*           -- 1998 Incentive Stock Option Plan dated January 29, 1998
                            (filed as Exhibit 10.3 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended February 28, 1998).
        10(r)*           -- Credit Agreement dated August 28, 1998 among Team,
                            NationsBank, N.A. and various Financial Institutions
                            named in the Credit Agreement (filed as Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed September
                            9, 1998).
        21*              -- Subsidiaries of the Company (filed as Exhibit 21 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 1999).

---------------

*  Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K.

     The Company has filed no reports on Form 8-K since the beginning of the fourth quarter of fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 29, 2001.

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

                 /s/ PHILIP J. HAWK                    Chief Executive Officer and          August 29, 2001
-----------------------------------------------------    Director
                  (Philip J. Hawk)

               /s/ GEORGE W. HARRISON                  Director                             August 29, 2001
-----------------------------------------------------
                (George W. Harrison)

              /s/ JACK M. JOHNSON, JR.                 Director                             August 29, 2001
-----------------------------------------------------
               (Jack M. Johnson, Jr.)

               /s/ E. THEODORE LABORDE                 Director                             August 29, 2001
-----------------------------------------------------
                (E. Theodore Laborde)

                 /s/ LOUIS A. WATERS                   Director                             August 29, 2001
-----------------------------------------------------
                  (Louis A. Waters)

               /s/ SIDNEY B. WILLIAMS                  Director                             August 29, 2001
-----------------------------------------------------
                (Sidney B. Williams)

                   /s/ TED W. OWEN                     Vice President Chief Financial       August 29, 2001
-----------------------------------------------------    Officer (Principal Financial
                    (Ted W. Owen)                        Officer and Principal Accounting
                                                         Officer)