Form 10-Q
period 2001-08-31
TEAM INC
filed 2001-10-15
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended       AUGUST 31, 2001
                                             -----------------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period                         to
                          -----------------------    ---------------------------

Commission file number                          0-9950
                       ---------------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Texas                                     74-1765729
-----------------------------------------       --------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)


200 Hermann Drive, Alvin, Texas                                77511
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (281) 331-6154
                                                   -----------------------------


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

On October 5, 2001, there were 7,622,537 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Condensed Balance Sheets --             1
                         August 31, 2001 (Unaudited) and May 31, 2001

                       Consolidated Condensed Statements of Operations      2
                       (Unaudited) --
                         Three Months Ended
                         August 31, 2001 and 2000

                       Consolidated Condensed Statements of Cash Flows      3
                       (Unaudited) --
                         Three Months Ended
                         August 31, 2001 and 2000

                       Notes to Unaudited Consolidated Condensed            4
                         Financial Statements

            Item 2.    Management's Discussion and Analysis                 8
                         of Financial Condition and
                         Results of Operations

            Item 3.    Quantitative and Qualitative Disclosure             10
                         about Market Risk



PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     AUGUST 31,        MAY 31,
                      ASSETS                                            2001            2001
                                                                    ------------    ------------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $  1,021,000    $    968,000
  Accounts receivable, net of allowance for doubtful
    accounts of $402,000 and $392,000                                 13,987,000      14,608,000
  Inventories                                                          8,425,000       8,245,000
  Prepaid expenses and other current assets                            1,331,000         759,000
                                                                    ------------    ------------
      Total Current Assets                                            24,764,000      24,580,000

Property, Plant and Equipment, net of accumulated
    depreciation of $14,618,000 and $14,139,000                       11,694,000      11,786,000

Goodwill, net of accumulated amortization
    of $716,000 and $648,000                                          10,273,000      10,341,000

Other Assets                                                           1,295,000       1,289,000
                                                                    ------------    ------------
      Total Assets                                                  $ 48,026,000    $ 47,996,000
                                                                    ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                 $  1,523,000    $  1,536,000
  Accounts payable                                                     2,214,000       1,957,000
  Accrued liabilities                                                  3,846,000       3,493,000
  Income taxes payable                                                 1,004,000       1,010,000
                                                                    ------------    ------------
      Total Current Liabilities                                        8,587,000       7,996,000

Long-term debt                                                        13,131,000      13,531,000
Other long-term liabilities                                            1,581,000       1,657,000
                                                                    ------------    ------------
       Total liabilities                                              23,299,000      23,184,000
                                                                    ------------    ------------

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
    Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,171,457 and 8,342,654 shares issued at
    August  31 and May 31, 2001, respectively                          2,451,000       2,503,000
  Additional paid-in capital                                          31,670,000      32,257,000
  Accumulated deficit                                                 (7,777,000)     (8,579,000)
  Accumulated other comprehensive loss                                   (65,000)           --
  Treasury stock at cost, 492,920 and 459,420 shares                  (1,552,000)     (1,369,000)
                                                                    ------------    ------------
      Total Stockholders' Equity                                      24,727,000      24,812,000
                                                                    ------------    ------------
      Total Liabilities and Stockholders' Equity                    $ 48,026,000    $ 47,996,000
                                                                    ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       AUGUST 31,
                                                                   2001           2000
                                                               ------------   ------------
Revenues                                                       $ 19,828,000   $ 16,776,000
Operating expenses                                               11,645,000     10,184,000
                                                               ------------   ------------
   Gross Margin                                                   8,183,000      6,592,000
Selling, general and administrative expenses                      6,646,000      5,816,000
                                                               ------------   ------------
Earnings before interest and taxes                                1,537,000        776,000
Interest                                                            240,000        424,000
                                                               ------------   ------------
Earnings before income taxes                                      1,297,000        352,000
Provision for income taxes                                          495,000        141,000
                                                               ------------   ------------
Net income                                                     $    802,000   $    211,000
                                                               ============   ============

Net income per common share:
  Basic                                                        $       0.10   $       0.03
                                                               ============   ============
  Diluted                                                      $       0.10   $       0.03
                                                               ============   ============

Weighted average number of shares outstanding:
  Basic                                                           7,699,000      8,231,000
                                                               ============   ============
  Diluted                                                         7,984,000      8,284,000
                                                               ============   ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           AUGUST 31,
                                                                       2001           2000
                                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net income                                                       $   802,000    $   211,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and  amortization                                     659,000        722,000
    Allowance for doubtful accounts                                     10,000             --
    Equity in earnings of unconsolidated subsidiary                     (9,000)            --
    Other                                                                   --         40,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                            611,000       (238,000)
        Inventories                                                   (180,000)      (483,000)
        Prepaid expenses and other current assets                     (484,000)      (545,000)
      Increase (decrease):
        Accounts payable                                               257,000        397,000
        Accrued liabilities                                            250,000        (89,000)
        Income taxes payable                                            (6,000)      (327,000)
                                                                   -----------    -----------
Net cash provided by (used in) operating activities                  1,910,000       (312,000)
                                                                   -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                (446,000)      (419,000)
  Additions to Rental and Demo Machines                                (17,000)      (219,000)
  Proceeds from sale of assets                                          29,000             --
  Other                                                                (62,000)        39,000
                                                                   -----------    -----------
Net cash used in investing activities                                 (496,000)      (599,000)
                                                                   -----------    -----------

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term liabilities      (489,000)      (678,000)
  Proceeds from issuance of long-term debt                                  --      2,440,000
  Repurchase of common stock                                          (995,000)      (390,000)
  Issuance of common stock                                             123,000         51,000
                                                                   -----------    -----------

Net cash provided by (used in) financing activities                 (1,361,000)     1,423,000
                                                                   -----------    -----------

Net increase in cash and cash equivalents                               53,000        512,000
Cash and cash equivalents at beginning of year                         968,000        327,000
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 1,021,000    $   839,000
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $   267,000    $   371,000
                                                                   ===========    ===========
  Income taxes paid                                                $   502,000    $   482,000
                                                                   ===========    ===========



       See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2001 is derived from the May 31, 2001 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.'s ("the Company") annual report on Form 10-K for the fiscal year ended May 31, 2001.

     New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, became effective for the Company as of June 1, 2001. Those statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, which includes an assessment of the effectiveness of the hedging instrument. The effective portion of the change in the fair value of derivatives used as cash flow hedges are reported as other comprehensive income, with all other changes reported in net income.

         The Company's only derivative instruments are interest rate swap agreements, which qualify as cash flow hedges under SFAS No. 133. The Company has three swap agreements, which were entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to these agreements, which cover approximately $7 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. (The total interest rate on the Company's debt is the LIBOR rate plus an applicable margin of 1.75%, based upon existing financial covenants). Two of the agreements, covering approximately $3.5 million, expire on December 31, 2001 and one agreement (covering $3.5 million of debt) expires September 30, 2003.

         Adoption of this new accounting standard resulted in a charge to other comprehensive income of $56 thousand on June 1, 2001. During the first quarter of fiscal 2002, there has been an additional charge to other comprehensive income of $47 thousand to reflect the increase in the mark-to market liability associated with the swaps resulting from the continued reduction in variable LIBOR rates below the 5.2% fixed rate obtained by the Company. In the first quarter of fiscal 2002, interest expense includes approximately $19 thousand pertaining to settlements under the swap agreements. Approximately $70 thousand of the amounts in accumulated other comprehensive loss will be reclassified to interest expense over the course of the next twelve months.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Accounting for Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interest method for business combinations initiated after June 30,2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through the end of the fiscal year preceding the adoption year, but amortization of existing goodwill will cease on the first day of the adoption year. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 142 as of the beginning of its next fiscal year that commences June 1, 2002.

         The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new standard must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses will, generally, be presented in the operating section of the income statement. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

2.   Dividends and Stock Repurchases

         No dividends were paid during the three months ended August 31, 2001 or 2000. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         In June, 2001, the Company completed the reacquisition of 235,000 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital. Additionally, in the three months ended August 31, 2001, the Company reacquired 33,500 shares pursuant to an open-market repurchase plan at a weighted average price of $5.46 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

         As of October 5, 2001, an additional 64,500 shares have been reacquired through open market purchases. The Company is authorized by it Board of Directors and lender to expend up to an additional $2.2 million on open market repurchases.

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

4.   Inventories

     Inventories consist of:


                                                                     August 31,      May 31,
                                                                        2001          2001
                                                                    ------------   ------------
     Raw materials                                                  $    882,000   $    935,000
     Finished goods and work in progress                               7,543,000      7,310,000
                                                                    ------------   ------------
           Total                                                    $  8,425,000   $  8,245,000
                                                                    ============   ============

5.    Long-term debt

      Long-term debt consists of:

                                                                     August 31,      May 31,
                                                                        2001          2001
                                                                    ------------   ------------
     Revolving loan                                                 $  5,940,000   $  5,960,000
     Term and mortgage notes                                           8,652,000      9,022,000
     Capital lease obligations                                            62,000         85,000
                                                                    ------------   ------------
                                                                      14,654,000     15,067,000
     Less current portion                                              1,523,000      1,536,000
                                                                    ------------   ------------
           Total                                                    $ 13,131,000   $ 13,531,000
                                                                    ============   ============

6.   Industry Segment Information

         The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         Pursuant to SFAS No. 131, the Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and mechanical inspection. The equipment sales and rental segment is comprised solely of the operations of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc.

     The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and, therefore, have been eliminated in the following schedule. Interest is not allocated down to the segments.

THREE MONTHS ENDED AUGUST 31, 2001

                                            Industrial      Equipment        Corporate
                                             Services    Sales & Rentals      & Other          Total
                                            -----------  ---------------     ----------     -----------
Revenues                                    $17,348,000     $ 2,480,000              --     $19,828,000
                                            ===========     ===========      ==========     ===========
Earnings before interest & taxes              2,507,000           4,000        (974,000)      1,537,000
Interest                                             --              --         240,000         240,000
                                            -----------     -----------      ----------     -----------
Earnings before income taxes                  2,507,000           4,000      (1,214,000)      1,297,000
                                            ===========     ===========      ==========     ===========
Depreciation and amortization                   406,000         171,000          82,000         659,000
                                            ===========     ===========      ==========     ===========
Capital expenditures                            376,000          30,000          40,000         446,000
                                            ===========     ===========      ==========     ===========
Identifiable assets                         $32,161,000     $11,606,000      $4,259,000     $48,026,000
                                            ===========     ===========      ==========     ===========

THREE MONTHS ENDED AUGUST 31, 2000

                                            Industrial      Equipment        Corporate
                                             Services    Sales & Rentals      & Other          Total
                                            -----------  ---------------     ----------     -----------
Revenues                                    $14,697,000     $ 2,079,000              --     $16,776,000
                                            ===========     ===========      ==========     ===========
Earnings before interest & taxes              1,801,000        (242,000)       (783,000)        776,000
Interest                                              0               0         424,000         424,000
                                            -----------     -----------      ----------     -----------
Earnings before income taxes                  1,801,000        (242,000)     (1,207,000)        352,000
                                            ===========     ===========      ==========     ===========
Depreciation and amortization                   406,000         189,000         127,000         722,000
                                            ===========     ===========      ==========     ===========
Capital expenditures                            283,000         131,000           5,000         419,000
                                            ===========     ===========      ==========     ===========
Identifiable assets                         $31,802,000     $12,379,000      $5,943,000     $50,124,000
                                            ===========     ===========      ==========     ===========

7.   Comprehensive income

     Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

                                                                   Three Months Ended
                                                                       August 31,
                                                               ---------------------------
                                                                   2001          2000
                                                               ------------   ------------
Net income                                                     $    802,000   $    211,000
Other comprehensive loss:
   Unrealized loss on derivative instruments
      net of $38,000 tax benefit                                    (65,000)          --
                                                               ------------   ------------
Comprehensive income                                           $    737,000   $    211,000
                                                               ============   ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 2000

     Revenues for the quarter ended August 31, 2001 were $19.8 million compared to $16.8 million for the corresponding period of the preceding year. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) improved to 41.3% of revenues in the first quarter of fiscal 2002 versus 39.3% in the same quarter last year and net income increased to $802 thousand ($.10 per share) as compared to $211 thousand ($.03 per share) in fiscal 2001.

     Industrial services segment revenues were $17.3 million in the fiscal 2002 quarter, an increase of $2.6 million (18%) over the prior year. The significant growth in revenues was associated with the newer service lines of inspection, field machining and technical bolting which grew by more than 90% during the quarter when compared to the prior year. The significant growth is attributable to 1) the continued penetration of our newer services within our existing customer base and 2) an increase in the demand for inspection services by pipeline customers due to new pipeline construction and increased regulatory activities in the pipeline industry.

     Revenues from our traditional service offerings (leak repair, emissions control monitoring, hot tapping and concrete repair) were, in total, generally flat in comparison to fiscal 2001. Demand for our services was generally strong in both years as a result of good business conditions among Team's primary customer industries.

     While industrial services segment revenues were up 18%, operating profits for that segment (earnings before interest and taxes) were up 40%, increasing to $2.5 million in the first quarter of fiscal 2002 versus $1.8 million last year. The profit improvement reflects improved operating results from the penetration of newer services, particularly inspection, in Team's existing customer base and a general improvement in the execution of jobs during the first quarter of this fiscal year.

     The equipment sales and rental segment (the "Climax" business) reported substantially improved results in the first quarter of fiscal 2002, with revenues of $2.5 million versus $2.1 million in the same quarter last year, an increase of 19%. The operating profit of this segment was $ 4 thousand in the first quarter of fiscal 2002, compared to a loss of $242 thousand in the same quarter last year. The improved operating profit reflects a significantly improved operating margin ( 43.5% in fiscal 2002 versus 38.5% in fiscal 2001) as a result of increasing revenues and aggressive efforts to bring manufacturing costs down to meet existing sales levels. While we are pleased with the improved operating results from Climax, management believes that the Climax business is continuing to be negatively impacted by a softness in capital equipment markets.

     Total corporate general and administrative costs were $974 thousand in the first quarter of fiscal 2002, versus $783 thousand in the same quarter last year. The increase of $191 thousand is due primarily to higher costs in fiscal 2002 for incentive compensation and group insurance accruals. Interest expense was $184 thousand less in the current year's quarter than in the same quarter last year due to 1) a significant reduction in the amount of debt outstanding during the quarter, 2) general rate reductions by the Federal Reserve Bank over the past year, and 3) improvements in a key financial ratio (the ratio of debt to earnings before interest, taxes, depreciation and amortization) that impacts the rate of interest paid to our lending institution.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2001, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $6.4 million, a decrease of approximately $ 1 million since May 31, 2001. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At August 31, 2001, the outstanding balance under the revolving credit facility was $5.9 million leaving approximately $5.0 million available to borrow under the facility.

     During the quarter ended August 31, 2001, the Company reduced its total outstanding debt by $413 thousand as a result of cash flows generated from operations. Additionally, the Company expended $995 thousand, including expenses, for the repurchase of 268,500 shares of its outstanding common stock.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (b)  Reports on Form 8-K

      A report on Form 8-K was filed on August 31, 2001, and subsequently amended on October 5, 2001, to report Item 4, Change in Registrant's Certifying Accountant.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           TEAM, INC
                                           (Registrant)


Date: October 15, 2001

                                           /s/PHILIP J. HAWK
                                           -------------------------------------
                                           Philip J. Hawk
                                           Chief Executive Officer and Director

                                           /s/TED W. OWEN
                                           -------------------------------------
                                           Ted W. Owen, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)