Form 10-Q
period 2001-11-30
TEAM INC
filed 2002-01-14
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                       NOVEMBER 30,  2001
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

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Texas                                        74-1765729
---------------------------------------------------  --------------------------------------------
           (State or other jurisdiction of                         (I.R.S. Employer
            incorporation or organization)                      Identification Number)


200 Hermann Drive, Alvin, Texas                                          77511
-------------------------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code        (281) 331-6154
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

              Yes [X]                              No [ ]

On January 8, 2002, there were 7,663,312 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                               Page No.
                                                                               ----------

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets --                       1
                       November 30, 2001 (Unaudited) and May 31, 2001

                     Consolidated Condensed Statements of Operations
                     (Unaudited) --                                                 2
                       Three Months Ended
                       November 30, 2001 and 2000

                     Consolidated Condensed Statements of Cash Flows
                     (Unaudited) --                                                 3
                       Three Months Ended
                       November 30, 2001 and 2000


                     Notes to Unaudited Consolidated Condensed
                       Financial Statements                                         4

            Item 2.  Management's Discussion and Analysis                           9
                       of Financial Condition and
                       Results of Operations

            Item 3.  Quantitative and Qualitative Disclosure                       12
                       about Market Risk



PART II.    OTHER INFORMATION

            Item 4.  Submission of Matters to a Vote of Security Holders           12

            Item 6.  Exhibits and Reports on Form 8-K                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     NOVEMBER 30,             MAY 31,
                                   ASSETS                                               2001                   2001
                                                                                    --------------          ------------
                                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                                                           $ 1,591,000           $   968,000
  Accounts receivable, net of allowance for doubtful
    accounts of $402,000 and $392,000                                                  14,821,000            14,608,000
  Inventories                                                                           8,658,000             8,245,000
  Prepaid expenses and other current assets                                             1,161,000               759,000
                                                                                      -----------           -----------
      Total Current Assets                                                             26,231,000            24,580,000

Property, Plant and Equipment, net of accumulated
  depreciation of $15,021,000 and $14,139,000                                          11,845,000            11,786,000

Goodwill, net of accumulated amortization
  of $785,000 and $648,000                                                             10,204,000            10,341,000

Other Assets                                                                            1,278,000             1,289,000
                                                                                      -----------           -----------
      Total Assets                                                                    $49,558,000           $47,996,000
                                                                                      ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                   $ 1,518,000           $ 1,536,000
  Accounts payable                                                                      1,961,000             1,957,000
  Accrued liabilities                                                                   3,552,000             3,493,000
  Income taxes payable                                                                  1,028,000             1,010,000
                                                                                      -----------           -----------
      Total Current Liabilities                                                         8,059,000             7,996,000

Long-term debt                                                                         14,508,000            13,531,000
Other long-term liabilities                                                             1,510,000             1,657,000
                                                                                      -----------           -----------
       Total liabilities                                                               24,077,000            23,184,000
                                                                                      -----------           -----------

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,257,332 and 8,342,654 shares issued                                   2,477,000             2,503,000
  Additional paid-in capital                                                           31,850,000            32,257,000
  Accumulated deficit                                                                  (6,533,000)           (8,579,000)
  Accumulated other comprehensive  loss                                                   (88,000)                   --
  Treasury stock at cost, 608,520 and 459,420 shares                                   (2,225,000)           (1,369,000)
                                                                                      -----------           -----------
      Total Stockholders' Equity                                                       25,481,000            24,812,000
                                                                                      -----------           -----------
      Total Liabilities and Stockholders' Equity                                      $49,558,000           $47,996,000
                                                                                      ===========           ===========

       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    NOVEMBER 30,                            NOVEMBER 30,
                                                              2001                2000               2001                 2000
                                                         --------------      --------------     --------------       --------------
Revenues                                                  $ 21,594,000        $ 19,545,000       $ 41,422,000         $ 36,321,000
Operating expenses                                          12,551,000          11,630,000         24,196,000           21,814,000
                                                          ------------        ------------       ------------          ----------
   Gross Margin                                              9,043,000           7,915,000         17,226,000           14,507,000
Selling, general and administrative expenses                 6,776,000           6,253,000         13,422,000           12,069,000
Other income, net                                                   --            (360,000)                --             (360,000)
                                                          ------------        ------------       ------------          -----------
Earnings  before interest and taxes                          2,267,000           2,022,000          3,804,000            2,798,000
Interest                                                       257,000             467,000            497,000              891,000
                                                          ------------        ------------       ------------          -----------
Earnings  before income taxes                                2,010,000           1,555,000          3,307,000            1,907,000
Provision  for income taxes                                    766,000             676,000          1,261,000              817,000
                                                          ------------        ------------       ------------          -----------
Net income                                                $  1,244,000        $    879,000       $  2,046,000          $ 1,090,000
                                                          ============        ============       ============          ===========

Net income per common share:
  Basic                                                   $       0.16        $       0.11       $       0.27          $      0.13
                                                          ============        ============       ============          ===========
  Diluted                                                 $       0.15        $       0.11       $       0.25          $      0.13
                                                          ============        ============       ============          ===========

Weighted average number of shares outstanding:
  Basic                                                      7,640,000           8,099,000          7,670,000            8,165,000
                                                          ============        ============       ============          ===========
  Diluted                                                    8,185,000           8,184,000          8,116,000            8,233,000
                                                          ============        ============       ============          ===========

  See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                            2001                2000
                                                                                        ------------        -------------
Cash Flows from Operating Activities:
  Net income                                                                            $ 2,046,000          $ 1,090,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and  amortization                                                        1,352,000            1,468,000
    Other income                                                                                 --             (360,000)
    Allowance for doubtful accounts                                                          10,000                   --
    Equity in earnings of unconsolidated subsidiary                                         (11,000)              44,000

    Change in assets and liabilities (Increase) decrease:
        Accounts receivable                                                                (223,000)          (1,543,000)
        Inventories                                                                        (413,000)            (379,000)
        Prepaid expenses and other current assets                                          (299,000)            (230,000)
      Increase (decrease):
        Accounts payable                                                                      4,000              576,000
        Accrued liabilities                                                                 (81,000)              92,000
        Income taxes payable                                                                 18,000              138,000
                                                                                        -----------          -----------
Net cash provided by  operating activities                                                2,403,000              896,000
                                                                                        -----------          -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                                     (951,000)          (1,067,000)
  Net additions to rental and demo machines                                                (242,000)            (360,000)
  Proceeds from sale of assets                                                               57,000            1,575,000
  Other                                                                                    (118,000)             145,000
                                                                                        -----------          -----------
Net cash provided by (used in) investing activities                                      (1,254,000)             293,000
                                                                                        -----------          -----------

Cash Flows From Financing Activities:
  Payments under term loans and other long term liabilities                                (925,000)          (1,127,000)
  Net borrowings under revolving credit facility                                          1,737,000            1,120,000
  Repurchase of common stock                                                             (1,668,000)            (564,000)
  Issuance of common stock in exercise of stock options                                     330,000               51,000
                                                                                        -----------          -----------
Net cash used in financing activities                                                      (526,000)            (520,000)
                                                                                        -----------          -----------

Net increase in cash and cash equivalents                                                   623,000              669,000
Cash and cash equivalents at beginning of year                                              968,000              327,000
                                                                                        -----------          -----------
Cash and cash equivalents at end of period                                              $ 1,591,000          $   996,000
                                                                                        ===========          ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                              $   516,000          $   829,000
                                                                                        ===========          ===========
  Income taxes paid                                                                     $ 1,243,000          $   699,000
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

         Adoption of this new accounting standard resulted in a charge to other comprehensive income of $56 thousand on June 1, 2001. During the first half of fiscal 2002, there has been an additional charge to other comprehensive income of $85 thousand to reflect the increase in the mark-to-market liability associated with the swaps resulting from the continued reduction in variable LIBOR rates below the 5.2% fixed rate obtained by the Company. In the first half of fiscal 2002, interest expense includes approximately $58 thousand pertaining to settlements under the swap agreements. Approximately $87 thousand of the amounts in accumulated other comprehensive loss will be reclassified to interest expense over the course of the next twelve months.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Accounting for Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interest method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through the end of the fiscal year preceding the adoption year, but amortization of existing goodwill will cease on the first day of the adoption year. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 142 as of the beginning of its next fiscal year that commences June 1, 2002.

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

2.   Dividends and Stock Repurchases

         No dividends were paid during the six months ended November 30, 2001 or 2000. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         In June, 2001, the Company completed the reacquisition of 235,000 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital. Additionally, in the six months ended November 30, 2001, the Company reacquired 149,100 shares pursuant to an open-market repurchase plan at a weighted average price of $5.74 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

         The Company is authorized by its Board of Directors and lender to expend up to an additional $2.0 million on open market repurchases.

3.   Earnings Per Share

         There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

4.   Inventories

         Inventories consist of :

                                                                                November 30,       May 31,
                                                                                   2001              2001
                                                                                ------------      ----------
         Raw materials                                                           $  890,000       $  935,000
         Finished goods and work in progress                                      7,768,000        7,310,000
                                                                                 ----------       ----------
             Total                                                               $8,658,000       $8,245,000
                                                                                 ==========       ==========




5.   Long-term debt

         Long-term debt consists of:

                                                                               November 30,        May 31,
                                                                                   2001             2001
                                                                               ------------      -----------
         Revolving loan                                                         $ 7,697,000      $ 5,960,000
         Term and mortgage notes                                                  8,281,000        9,022,000
         Capital lease obligations                                                   48,000           85,000
                                                                                -----------      -----------
                                                                                 16,026,000       15,067,000
         Less current portion                                                     1,518,000        1,536,000
                                                                                 ----------      -----------
               Total                                                            $14,508,000      $13,531,000
                                                                                ===========      ===========


6.   Industry Segment Information

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

         The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedule. Interest is not allocated down to the segments.

THREE MONTHS ENDED NOVEMBER 30, 2001

                                            Industrial      Equipment       Corporate
                                             Services    Sales& Rentals      & Other           Total
                                        ---------------  --------------- ---------------  ---------------
Revenues                                   $19,148,000      $ 2,446,000     $        --      $21,594,000
                                        ===============  =============== ===============  ===============
Earnings before interest & taxes             3,226,000           37,000        (996,000)       2,267,000
Interest                                            --               --         257,000          257,000
                                        ---------------  --------------- ---------------  ---------------
Earnings before income taxes                 3,226,000           37,000      (1,253,000)       2,010,000
                                        ===============  =============== ===============  ===============
Depreciation and amortization                  429,000          171,000          93,000          693,000
                                        ===============  =============== ===============  ===============
Capital expenditures                           400,000           57,000          48,000          505,000
                                        ===============  =============== ===============  ===============
Identifiable assets                        $33,050,000      $12,127,000     $ 4,381,000      $49,558,000
                                        ===============  =============== ===============  ===============

THREE MONTHS ENDED NOVEMBER 30, 2000

                                            Industrial      Equipment        Corporate
                                             Services     Sales& Rentals      & Other            Total
                                        ---------------  ---------------  --------------  ---------------
Revenues                                   $17,429,000      $ 2,116,000     $        --      $19,545,000
                                        ===============  ===============  ==============  ===============
Earnings before interest & taxes             2,876,000         (215,000)       (639,000)       2,022,000
Interest                                            --               --         467,000          467,000
                                        ---------------  ---------------  --------------  ---------------
Earnings before income taxes                 2,876,000         (215,000)     (1,106,000)       1,555,000
                                        ===============  ===============  ==============  ===============
Depreciation and amortization                  414,000          217,000         115,000          746,000
                                        ===============  ===============  ==============  ===============
Capital expenditures                           641,000            7,000              --          648,000
                                        ===============  ===============  ==============  ===============
Identifiable assets                        $33,453,000      $11,762,000     $ 4,649,000       $49,864,000
                                        ===============  ===============  ==============  ===============

SIX MONTHS ENDED NOVEMBER 30, 2001

                                         Industrial      Equipment      Corporate
                                          Services     Sales& Rentals    & Other         Total
                                        -------------  --------------  ------------  -------------
Revenues                                 $36,496,000    $ 4,926,000     $       --     $41,422,000
                                        =============  =============   ============  =============
Earnings before interest & taxes           5,733,000         41,000     (1,970,000)      3,804,000
Interest                                          --             --        497,000         497,000
                                        =============  =============   ------------  -------------
Earnings before income taxes               5,733,000         41,000     (2,467,000)      3,307,000
                                        =============  =============   ============  =============
Depreciation and amortization                835,000        342,000        175,000       1,352,000
                                        =============  =============   ============  =============
Capital expenditures                         776,000         87,000         88,000         951,000
                                        =============  =============   ============  =============
Identifiable assets                      $33,050,000    $12,127,000     $4,381,000     $49,558,000
                                        =============  =============   ============  =============


SIX MONTHS ENDED NOVEMBER 30, 2000

                                           Industrial      Equipment       Corporate
                                            Services    Sales& Rentals      & Other         Total
                                        --------------  --------------   -------------  -------------
Revenues                                 $ 32,126,000     $ 4,195,000     $        --    $36,321,000
                                        ==============  ==============   =============  =============
Earnings before interest & taxes            4,677,000        (457,000)     (1,422,000)    $2,798,000
Interest                                            -               -         891,000      $ 891,000
                                        --------------  --------------   -------------  -------------
Earnings before income taxes                4,677,000        (457,000)     (2,313,000)     1,907,000
                                        ==============  ==============   =============  =============
Depreciation and amortization                 820,000         406,000         242,000      1,468,000
                                        ==============  ==============   =============  =============
Capital expenditures                          924,000         138,000           5,000      1,067,000
                                        ==============  ==============   =============  =============
Identifiable assets                      $ 33,453,000     $11,762,000     $ 4,649,000    $49,864,000
                                        ==============  ==============   =============  =============

7.  Comprehensive income

      Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

                                                              Three Months Ended                Six Months Ended
                                                                  November 30,                    November 30,
                                                          ----------------------------     -----------------------------
                                                              2001             2000             2001             2000
                                                          -------------    -----------     -------------   -------------
Net income                                                 $1,244,000       $ 879,000       $ 2,046,000     $ 1,090,000
Other comprehensive loss:
     Unrealized loss on derivative instruments
       net of $15,000 and $53,000 tax benefit
       for three months and six months ended
       November 30, 2001, respectively                        (23,000)             --           (88,000)             --
                                                           ----------       ---------       -----------     -----------
Comprehensive income                                       $1,221,000       $ 879,000       $ 1,958,000     $ 1,090,000
                                                           ==========       =========       ============    ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED
     TO THREE MONTHS ENDED NOVEMBER 30, 2000

     Revenues for the quarter ended November 30, 2001 were $21.6 million compared to $19.5 million for the corresponding period of the preceding year. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) improved to 41.9% of revenues in the second quarter of fiscal 2002 versus 40.5% in the same quarter last year and net income increased to $1.2 million ($.15 per share-diluted) as compared to $879 thousand ($.11 per share) in fiscal 2001.

     Industrial services segment revenues were $19.1 million in the second quarter of fiscal 2002, an increase of $1.7 million (10%) over the prior year. The growth in revenues was associated with the newer service lines of inspection, field machining and technical bolting which grew by more than 30% during the quarter when compared to the prior year. The growth in new services is attributable to 1) the continued penetration of our newer services within our existing customer base and 2) an increase in the demand for inspection services by pipeline customers due to new pipeline construction and increased regulatory activities in the pipeline industry.

     Revenues from our traditional service offerings (leak repair, emissions control monitoring, hot tapping and concrete repair) were generally flat in comparison to the same fiscal 2001 quarter. Demand for our services was generally strong in both years as a result of good business conditions among Team's primary customer industries.

     Operating profits for the industrial segment (earnings before interest and taxes) were up 12%, increasing to $3.2 million in the second quarter of fiscal 2002 versus $2.9 million last year. The profit improvement reflects improved operating results from the penetration of newer services, particularly inspection, in Team's existing customer base.

     The equipment sales and rental segment (the "Climax" business) reported substantially improved results in the second quarter of fiscal 2002, with revenues of $2.4 million versus $2.1 million in the same quarter last year, an increase of 16%. This segment continued to operate at close to break-even, with an operating profit of $37 thousand for the quarter, compared to a loss of $215 thousand in the same quarter last year. The improved operating profit reflects a significantly improved operating margin (44% in fiscal 2002 versus 39% in fiscal
2001) as a result of increasing revenues and aggressive efforts to bring manufacturing costs down to meet existing sales levels.

     Management believes that the Climax business is continuing to be negatively impacted by a softness in capital equipment markets and has taken additional steps, in December of 2001, to reduce its operating costs through a 20% reduction in workforce. The associated severance cost of $170 thousand will be a charge to earnings in the third quarter that ends in February 2002. Management expects these reductions to result in a monthly cost reduction of approximately $70 thousand.

     Corporate and other expenses for the second quarter were $357 thousand higher than last year. The difference is due primarily to a $360 thousand non-recurring gain on a real estate sale realized last year.

     Interest expense was $210 thousand less in the current year's quarter than in the same quarter last year due to 1) a significant reduction in the amount of debt outstanding during the quarter, 2) general rate reductions by the Federal Reserve Bank over the past year, and 3) improvements in a key financial ratio (the ratio of debt to earnings before interest, taxes, depreciation and amortization) that impacts the rate of interest paid to our lending institution.

SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED
     TO SIX MONTHS ENDED NOVEMBER 30, 2000

     Revenues for the six months ended November 30, 2001 were $41.4 million compared to $36.3 million for the corresponding period of the preceding year, an increase of 14%. Operating margins improved to 41.6% of revenues in the first half of fiscal 2002 versus 39.9% in the same period last year and net income increased to $2.05 million ($.25 per share-diluted) as compared to $1.1 million ($.13 per share) in fiscal 2001--an improvement of more than 85%.

     Industrial services segment revenues were $36.5 million in the fiscal 2002 period, an increase of $4.4 million (14%) over the prior year. As discussed in the three month comparison above, the growth in revenues in the six month period was associated with the newer service lines of inspection, field machining and technical bolting which grew by more than 50% during the six months when compared to the prior year. The growth in new services is attributable to 1) the continued penetration of our newer services within our existing customer base and 2) an increase in the demand for inspection services by pipeline customers due to new pipeline construction and increased regulatory activities in the pipeline industry.

     Operating profits for the industrial segment (earnings before interest and taxes) were up 23%, increasing to $5.7 million in the first half of fiscal 2002 versus $4.7 million last year. The profit improvement reflects improved operating results from the penetration of newer services, particularly inspection, in Team's existing customer base and a general improvement in the execution of jobs during the first quarter of the current fiscal year compared to last year's first quarter.

     The discussion of the Climax segment for the six month period mirrors the three month discussion above. The business reported substantially improved results in the first half of fiscal 2002, with revenues of $4.9 million versus $4.2 million in the same period last year. This segment operated at close to break-even, with an operating profit of $41 thousand for the period, compared to a loss of $457 thousand in the first half of last fiscal year. The improved operating profit reflects a significantly improved operating margin (44% in fiscal 2002 versus 39% in fiscal 2001) as a result of increasing revenues and aggressive efforts to bring manufacturing costs down to meet existing sales levels. See the three month analysis above for a discussion of additional steps being taken in the third quarter of fiscal 2002 to improve profitability of this business segment.

     On a year to date basis, corporate general and administrative expenses were up approximately $550 thousand over last year, due to an additional $190 thousand of incentive compensation and group insurance expenses in the first quarter ended August 31, 2001 and because of the $360 thousand gain on the sale of property that was reflected in last year's amount, as discussed above.

     Interest costs for the six month period of $497 thousand were $394 thousand less than incurred in the six month period of last year for the reasons discussed in the three month analysis above.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2001, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $8.4 million, an increase of approximately $800 thousand since May 31, 2001. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At November 30, 2001, the outstanding balance under the revolving credit facility was $7.7 million, leaving approximately $4.1 million available to borrow under the facility.

     While the total amount of outstanding bank debt at November 30, 2001 was $1 million higher than at May 31, 2001, that increase is due only to timing of cash flows. The weighted average outstanding bank debt during the first half of fiscal 2002 was $15.2 million, which is slightly less than the average for the fourth quarter of fiscal 2001 ($15.4 million). The average outstanding bank debt during the first half of fiscal 2001 was $18.9 million.

     In the six months ended November 30, 2001, the Company expended $1.7 million, including expenses, for the repurchase of 384 thousand shares of its outstanding common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first six months of fiscal 2002 in the Company's market risk sensitive instruments.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Shareholders of the Company was held on September 27, 2001. At that meeting, Mssrs. Sidney B. Williams, George W. Harrison and E. Patrick Manuel were elected to serve as directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME                                       FOR                                      WITHHELD
----                                       ---                                      --------
Sidney B. Williams                         6,772,634                                55,301
George W. Harrison                         6,772,634                                55,301
E. Patrick Manuel                          6,821,434                                  6,501


         The four directors continuing in office until the expiration of their respective terms are Messrs. Philip J. Hawk, E. Theodore Laborde, Jack M. Johnson, Jr., and Louis A. Waters.

         The shareholders also approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending May 31, 2001 by the following vote:

FOR                                         AGAINST                                  ABSTAIN
---                                         -------                                  -------
6,810,439                                   15,775                                   1,721


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (b)  Reports on Form 8-K

      An amended report on Form 8-K was filed on October 5, 2001, to report Item 4, Change in Registrant's Certifying Accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         TEAM, INC
                                         (Registrant)


Date: January 14, 2001

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