Form 10-Q
period 2002-02-28
TEAM INC
filed 2002-04-11
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended        FEBRUARY 28, 2002
                                             -----------------------------------

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

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                      74-1765729
------------------------------------        ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


    200 Hermann Drive, Alvin, Texas                         77511
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code       (281) 331-6154
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

On April 5, 2002, there were 7,650,812 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                               Page No.
                                                                             --------
         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets --                      1
                   February 28, 2002 (Unaudited) and May 31, 2001

                  Consolidated Condensed Statements of Operations
                   (Unaudited) --                                               2
                    Three Months and Nine Months Ended
                    February 28, 2002 and 2001

                  Consolidated Condensed Statements of Cash Flows
                   (Unaudited) --                                               3
                    Nine Months Ended
                    February 28, 2002 and 2001

                   Notes to Unaudited Consolidated Condensed
                   Financial Statements                                         4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           9

         Item 3   Quantitative and Qualitative Disclosure about
                  Market Risk                                                  12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                            12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   FEBRUARY 28,       MAY 31,
                                   ASSETS                             2002              2001
                                                                 --------------    --------------
                                                                   (Unaudited)

Current Assets:
  Cash and cash equivalents                                      $      709,000    $      968,000
  Accounts receivable, net of allowance for doubtful
    accounts of $387,000 and $392,000                                14,068,000        14,608,000
  Inventories                                                         8,858,000         8,245,000
  Prepaid expenses and other current assets                           1,270,000           759,000
                                                                 --------------    --------------
      Total Current Assets                                           24,905,000        24,580,000

Property, Plant and Equipment, net of accumulated
    depreciation of $15,416,000 and $14,139,000                      11,768,000        11,786,000

Goodwill, net of accumulated amortization
    of $854,000 and $648,000                                         10,135,000        10,341,000

Other Assets                                                          1,061,000         1,289,000
                                                                 --------------    --------------
      Total Assets                                               $   47,869,000    $   47,996,000
                                                                 ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                              $    1,518,000    $    1,536,000
  Accounts payable                                                    1,985,000         1,957,000
  Other accrued liabilities                                           3,680,000         3,276,000
  Income taxes payable                                                  877,000         1,010,000
                                                                 --------------    --------------
      Total Current Liabilities                                       8,060,000         7,779,000

Long-term debt                                                       12,332,000        13,531,000
Other long-term liabilities                                           1,440,000         1,657,000
                                                                 --------------    --------------
       Total Liabilities                                             21,832,000        22,967,000
                                                                 --------------    --------------

Minority Interest                                                       169,000           217,000

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued                    --                --
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,283,832 and 8,342,654 shares issued                 2,485,000         2,503,000
  Additional paid-in capital                                         31,922,000        32,257,000
  Accumulated deficit                                                (6,007,000)       (8,579,000)
  Accumulated other comprehensive  loss                                 (66,000)               --
  Treasury stock at cost, 648,520 and 459,420 shares                 (2,466,000)       (1,369,000)
                                                                 --------------    --------------
      Total Stockholders' Equity                                     25,868,000        24,812,000
                                                                 --------------    --------------
      Total Liabilities and Stockholders' Equity                 $   47,869,000    $   47,996,000
                                                                 ==============    ==============

       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                FEBRUARY 28,                     FEBRUARY 28,
                                                     -------------------------------    --------------------------------
                                                          2002              2001             2002              2001
                                                     --------------   --------------    --------------    --------------
Revenues                                             $   19,047,000   $   18,656,000    $   60,469,000    $   54,977,000
Operating expenses                                       11,168,000       11,343,000        35,364,000        33,157,000
                                                     --------------   --------------    --------------    --------------
   Gross Margin                                           7,879,000        7,313,000        25,105,000        21,820,000
Selling, general and administrative expenses              6,634,000        6,273,000        20,056,000        18,344,000
Other expense (income), net                                 173,000           82,000           173,000          (278,000)
                                                     --------------   --------------    --------------    --------------
Earnings  before interest and taxes                       1,072,000          958,000         4,876,000         3,754,000
Interest                                                    223,000          382,000           720,000         1,272,000
                                                     --------------   --------------    --------------    --------------
Earnings  before income taxes                               849,000          576,000         4,156,000         2,482,000
Provision (benefit)  for income taxes                       323,000          (43,000)        1,584,000           773,000
                                                     --------------   --------------    --------------    --------------
Net income                                           $      526,000   $      619,000    $    2,572,000    $    1,709,000
                                                     ==============   ==============    ==============    ==============

Net income per common share:
  Basic                                              $         0.07    $        0.08    $         0.34    $         0.21
                                                     ==============    =============    ==============    ==============
  Diluted                                            $         0.06    $        0.08    $         0.31    $         0.21
                                                     ==============    =============    ==============    ==============

Weighted average number of shares outstanding:
  Basic                                                   7,661,000        7,893,000         7,667,000         8,167,000
                                                     ==============    =============    ==============    ==============
  Diluted                                                 8,260,000        8,068,000         8,174,000         8,272,000
                                                     ==============    =============    ==============    ==============

       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            FEBRUARY 28,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------

Cash Flows from Operating Activities:
  Net income                                                        $  2,572,000    $  1,709,000
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation, amortization and other                               2,015,000       2,155,000
    Gain on sale of property and other                                        --        (407,000)
    Allowance for doubtful accounts and other                             (5,000)        100,000
    Equity in losses of unconsolidated subsidiaries                        5,000          93,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                              545,000         (90,000)
        Inventories                                                     (613,000)       (261,000)
        Prepaid expenses and other current assets                       (423,000)        (29,000)
      Increase (decrease):
        Accounts payable                                                  28,000        (229,000)
        Other accrued liabilities                                        249,000         (90,000)
        Income taxes payable                                            (133,000)       (376,000)
                                                                    ------------    ------------
Net cash provided by operating activities                              4,240,000       2,575,000
                                                                    ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                (1,270,000)     (1,325,000)
  Additions to rental and demo machines                                 (398,000)       (464,000)
  Disposal of property and equipment                                      84,000       1,652,000
  Other                                                                    5,000         177,000
                                                                    ------------    ------------
Net cash provided by (used in) investing activities                   (1,579,000)         40,000
                                                                    ------------    ------------

Cash Flows From Financing Activities:
  Net payments under term loans and other long-term obligations       (1,423,000)     (1,118,000)
  Repurchase of common stock                                          (1,909,000)     (1,206,000)
  Issuance of common stock                                               412,000          58,000
                                                                    ------------    ------------

Net cash used in financing activities                                 (2,920,000)     (2,266,000)
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (259,000)        349,000
Cash and cash equivalents at beginning of year                           968,000         327,000
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $    709,000    $    676,000
                                                                    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $    809,000    $  1,318,000
                                                                    ============    ============
  Income taxes paid                                                 $  1,843,000    $  1,203,000
                                                                    ============    ============

      See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1. Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2001 is derived from the Mary 31, 2001 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.'s ("the Company" or "Team") annual report on Form 10-K for the fiscal year ended May 31, 2001.

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

         The Company's only derivative instrument is an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $3 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

         Adoption of this new accounting standard resulted in a before tax charge to other comprehensive income of $56 thousand on June 1, 2001. During the nine months of fiscal 2002, there has been an additional before tax charge to other comprehensive income of $51 thousand to reflect the increase in the mark-to-market liability associated with the swaps resulting from the continued reduction in variable rates below the fixed rate obtained by the Company. In the nine months of fiscal 2002, interest expense includes approximately $90 thousand pertaining to settlements under the swap agreements. Approximately $68 thousand of the amounts in accumulated other comprehensive loss will be reclassified to interest expense over the course of the next twelve months.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 Accounting for Business Combinations and SFAS No. 142 Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interest method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all amortizable intangible assets through the end of the fiscal year preceding the adoption year, but amortization of existing goodwill will cease on the first day of the adoption year. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 142 as of the beginning of its next fiscal year that commences June 1, 2002.

         The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new standard must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment at least annually and impairment losses will, generally, be presented in the operating section of the income statement. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

2. Dividends and Stock Repurchases

         No dividends were paid during the nine months ended February 28, 2002 or 2001. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         In June, 2001, the Company completed the reacquisition of 235,000 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital. Additionally, in the nine months ended February 28, 2002, the Company reacquired 189,100 shares pursuant to an open-market repurchase plan at a weighted average price of $5.80 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

         As of February 28, 2002, The Company is authorized by its Board of Directors and lender to expend up to an additional $1.7 million on open market repurchases.

3. Inventories

         Inventories consists of:

                                                   February 28,      May 31,
                                                       2002           2001
                                                   ------------   ------------

       Raw materials                               $    886,000   $    935,000
       Finished goods and work in progress            7,972,000      7,310,000
                                                   ------------   ------------
          Total                                    $  8,858,000   $  8,245,000
                                                   ============   ============

4. Long-Term Debt

         Long-term debt consists of:

                                 February 28,      May 31,
                                     2002           2001
                                 ------------   ------------

Revolving loan                   $  5,900,000   $  5,960,000
Term and mortgage notes             7,911,000      9,022,000
Capital lease obligations              39,000         85,000
                                 ------------   ------------
                                   13,850,000     15,067,000
Less current portion                1,518,000      1,536,000
                                 ------------   ------------
      Total                      $ 12,332,000   $ 13,531,000
                                 ============   ============

5. Comprehensive income

         Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

                                                                           Three Months Ended            Nine Months Ended
                                                                               February 28,                  February 28,
                                                                       ---------------------------   ----------------------------
                                                                           2002           2001           2002            2001
                                                                       ------------   ------------   ------------    ------------
Net income                                                             $    526,000   $    619,000   $  2,572,000    $  1,709,000
Other comprehensive income (loss):
     Unrealized income (loss) on derivative instruments
       net of $12,000 tax provision and $41,000 tax benefit
       for three months and nine months ended February 28, 2002,
       respectively                                                          22,000             --        (66,000)             --
                                                                       ------------   ------------   ------------    ------------

Comprehensive income                                                   $    548,000   $    619,000   $  2,506,000    $  1,709,000
                                                                       ============   ============   ============    ============

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

         Pursuant to SFAS No. 131, the Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, technical bolting, and NDT inspection. The equipment sales and rental segment is comprised solely of the operations of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc.

         The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following tables. Interest is not allocated down to the segments.

     THREE MONTHS ENDED FEBRUARY 28, 2002

                                                           Industrial       Equipment        Corporate
                                                            Services     Sales & Rentals       & Other            Total
                                                         --------------  ---------------    --------------    --------------

Revenues                                                 $   16,692,000   $    2,355,000                --    $   19,047,000
                                                         ==============   ==============    ==============    ==============
Earnings (loss) before interest and taxes                     2,186,000          (93,000)       (1,021,000)        1,072,000
Interest                                                             --               --           223,000           223,000
                                                         --------------   --------------    --------------    --------------
Earnings (loss) before income taxes                           2,186,000          (93,000)       (1,244,000)          849,000
                                                         ==============   ==============    ==============    ==============
Depreciation and amortization                                   399,000          169,000            95,000           663,000
                                                         ==============   ==============    ==============    ==============
Capital expenditures                                            318,000            1,000                --           319,000
                                                         ==============   ==============    ==============    ==============
Identifiable assets                                      $   31,925,000   $   11,643,000    $    4,301,000    $   47,869,000
                                                         ==============   ==============    ==============    ==============

     THREE MONTHS ENDED FEBRUARY 28, 2001

                                                Industrial      Equipment     Corporate
                                                 Services    Sales & Rentals   & Other           Total
                                               ------------  --------------- ------------    ------------
Revenues                                       $ 16,144,000   $  2,512,000             --    $ 18,656,000
                                               ============   ============   ============    ============
Earnings (loss) before interest and taxes         1,864,000        183,000     (1,089,000)        958,000
Interest                                                 --             --        382,000         382,000
                                               ------------   ------------   ------------    ------------
Earnings (loss) before income taxes               1,864,000        183,000     (1,471,000)        576,000
                                               ============   ============   ============    ============
Depreciation and amortization                       414,000        180,000         91,000         685,000
                                               ============   ============   ============    ============
Capital expenditures                                240,000          5,000         13,000         258,000
                                               ============   ============   ============    ============
Identifiable assets                            $ 31,321,000   $ 12,214,000   $  3,615,000    $ 47,150,000
                                               ============   ============   ============    ============

NINE MONTHS ENDED FEBRUARY 28, 2002

                                                             Industrial      Equipment         Corporate
                                                              Services     Sales & Rentals       & Other            Total
                                                           --------------  ---------------    --------------    --------------
Revenues                                                   $   53,188,000   $    7,281,000                --    $   60,469,000
                                                           ==============   ==============    ==============    ==============
Earnings (loss) before interest and taxes                       7,919,000          (52,000)       (2,991,000)        4,876,000
Interest                                                               --               --           720,000           720,000
                                                           --------------   --------------    --------------    --------------
Earnings (loss) before income taxes                             7,919,000          (52,000)       (3,711,000)        4,156,000
                                                           ==============   ==============    ==============    ==============
Depreciation and amortization                                   1,234,000          511,000           270,000         2,015,000
                                                           ==============   ==============    ==============    ==============
Capital expenditures                                            1,094,000           88,000            88,000         1,270,000
                                                           ==============   ==============    ==============    ==============
Identifiable assets                                        $   31,925,000   $   11,643,000    $    4,301,000    $   47,869,000
                                                           ==============   ==============    ==============    ==============


NINE MONTHS ENDED FEBRUARY 28, 2001

                                                             Industrial       Equipment        Corporate
                                                              Services     Sales & Rentals       & Other            Total
                                                           --------------  ---------------    --------------    --------------

Revenues                                                   $   48,270,000   $    6,707,000                --    $   54,977,000
                                                           ==============   ==============    ==============    ==============
Earnings (loss) before interest and taxes                       6,541,000         (274,000)       (2,513,000)        3,754,000
Interest                                                               --               --         1,272,000         1,272,000
                                                           --------------   --------------    --------------    --------------
Earnings (loss) before income taxes                             6,541,000         (274,000)       (3,785,000)        2,482,000
                                                           ==============   ==============    ==============    ==============
Depreciation and amortization                                   1,236,000          586,000           333,000         2,155,000
                                                           ==============   ==============    ==============    ==============
Capital expenditures                                            1,160,000          147,000            18,000         1,325,000
                                                           ==============   ==============    ==============    ==============
Identifiable assets                                        $   31,321,000   $   12,214,000    $    3,615,000    $   47,150,000
                                                           ==============   ==============    ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED
     TO THREE MONTHS ENDED FEBRUARY 28, 2001

     Revenues for the quarter ended February 28, 2002 were $19.0 million compared to $18.7 million for the corresponding period of the preceding year, an increase of 2%. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) increased to 41% in the 2002 quarter compared to 39% in the 2001 quarter, and net income decreased to $526 thousand, or $0.06 per diluted share as compared to $619 thousand, or $0.08 per diluted share in the 2001 quarter. The decline in net income was due to the recognition in last year's quarter of a one-time $400 thousand tax benefit and the inclusion in the current year's quarter of a $173 thousand severance charge associated with a reduction in workforce at Climax, the Company's equipment sales and rental business.

     Industrial Services Segment -- The industrial services business segment, which represents about 88% of consolidated revenues, experienced a softening in year over year growth in the third quarter. Services segment revenues were $16.7 million in the 2002 quarter compared to $16.1 million in the 2001 quarter, an increase of 3%. The following table sets forth the composition of services revenues for the current and prior year quarters:

                                               2002 Qtr       2001 Qtr.     % Inc (dec)
                                             ------------   ------------    ------------
Tradional Services                           $ 11,783,000   $ 12,608,000              (7)%
New Services                                    4,909,000      3,536,000              39%
                                             ------------   ------------    ------------
                                             $ 16,692,000   $ 16,144,000               3%
                                             ============   ============    ============

     Traditional services comprise those industrial services that have been offered by the Company for more than 20 years--leak repair, hot tapping and emissions control monitoring. New services are the service offerings added in the past three years and include NDT inspection, field machining, and technical bolting. Management believes that the Company's traditional service revenues, especially leak repair and hot tapping, are related, in part, to the operating performance of our customers--particularly in the refining, pipeline and petrochemical industries. Generally, as those customers' margins improve, more funds are expended for the specialized industrial services offered by the Company. The Company experienced weakened demand for those services in the 2002 quarter as compared to the 2001 quarter because of the generally weak business conditions the Company's refining and petro-chemical customers are currently experiencing. Additionally, demand was impacted by the generally mild winter in the northeast and mid-western United States, which resulted in refinery production curtailments due to excessive inventories of heating oil. We believe this softening to be temporary and have already seen evidence of improved demand in the month of March 2002.

     We continued to experience excellent growth among our new service offerings, an increase of over 38%. The third quarter growth was primarily due to the continued penetration of these new services into our traditional customer base. Additionally, operating margins improved by two percentage points year over year in the service segment due to improvements in locations where new services were introduced last year.

     While industrial services revenues were up by only 3%, operating profits for that segment (earnings before interest and taxes) were up 17%--$2.2 million in the 2002 quarter versus $1.9 million in the 2001 quarter. This reflects the operating leverage inherent in our business. A significant portion of the cost structure does not vary with volume-- allowing us to leverage increases in revenue to achieve greater percentage increases in operating profits.

     Equipment Sales and Rental Segment -- The equipment sales and rental segment (the "Climax" business) reported revenues that were essentially unchanged from last year's third quarter--$2.4 million in the current quarter versus $2.5 million last year. For the current year quarter, Climax experienced an operating loss of $93 thousand due to the recognition of a $173 thousand charge for severance associated with a reduction in workforce, as compared to a profit of $183 thousand in last year's quarter.

     Management believes that the Climax business continued to be negatively impacted by softness in capital equipment markets during the quarter and took additional steps, in December of 2001, to reduce its operating costs through a 20% reduction in workforce. The associated severance cost of $173 thousand was charged against earnings in the current quarter. We expect to fully realize the benefit of these cost reductions in the fourth quarter of the current fiscal year.

     Corporate and other -- Interest expense was substantially reduced in the current year quarter ($223 thousand) compared to the 2001 quarter ($382 thousand). This reduction reflects the general reduction in interest rates over the past year coupled with a substantial decrease in the average amount of outstanding debt.

     The consolidated results for the 2002 quarter reflect a tax expense of $323 thousand compared to tax benefit of $43 thousand in the 2001 quarter. The prior year quarter's net tax benefit reflects the recognition of a $400 thousand tax benefit that is associated with the liquidation of the UK subsidiary. This tax benefit directly reduced cash taxes paid for fiscal year 2001 and arose because of cumulative losses since the acquisition of the UK company by Team in the early 1990's, which had not previously been tax affected.

NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED
TO THE NINE MONTHS ENDED FEBRUARY 28, 2001

     Revenues for the nine months ended February 28, 2002 were $60.5 million as compared to $55.0 million for the corresponding period of the preceding year, an increase of 10%. Operating margins increased to 42% in the 2002 period compared to 40% in the nine month period ended in 2001. Net income for the nine months of 2002 was $2.6 million ($.31 per share-diluted) compared to $1.7 million ($.21 per share-diluted) in the 2001 period, an increase of 50%.

     Industrial Services Segment -- For the nine-month period, services segment revenues were $53.2 million, or $4.9 million (10%) higher than the $48.3 million in same period of 2001. The components of the increase are as follows:

                                             2002 Qtr      2001 Qtr.       % Inc (dec)
                                           ------------   ------------    ------------
Tradional Services                         $ 37,133,000   $ 37,390,000              (1)%
New Services                                 16,055,000     10,880,000              48%
                                           ------------   ------------    ------------
                                           $ 53,188,000   $ 48,270,000              10%
                                           ============   ============    ============

     The significant increase in new service revenues is due to 1) the continued penetration of our new services within our existing customer base, and 2) an increase in the demand for inspection services by pipeline customers (particularly in the first six months) due to new pipeline construction and increased regulatory activities in the pipeline industry. Traditional service revenues were virtually unchanged year over year due to a significant softening of demand in the third quarter as previously explained.

     Operating profits for the industrial services segment were up 21%, increasing to $7.9 million in the first nine months of fiscal 2002 versus $6.5 million last year. The profit improvement reflects improved operating results from the penetration of newer services, particularly inspection, in Team's existing customer base and a general improvement in the execution of jobs--particularly during the first quarter of the current fiscal year compared to last year's first quarter.

     Equipment Sales and Rentals Segment -- For the nine months ended February 28, 2002, revenues were $7.3 million, or 9% higher than the $6.7 million achieved in the same period of 2001. All of the revenue gains occurred in the first half of the year--a substantial recovery from the prior year, which reflected an extreme weakness in customer demand for capital goods. Year to date, this segment operated at close to break-even, incurring an operating loss of $52 thousand compared to a loss of $274 thousand last year to date. The current year loss includes the $173 thousand severance charge discussed in the quarter over quarter discussion above. Without that charge, the segment would have reported a small profit for the nine months of $121 thousand. The year over year profit improvement reflects a significantly improved operating margin (44% in fiscal 2002 versus 41% in fiscal 2001) as a result of increasing revenues and aggressive efforts to bring manufacturing costs down to meet existing sales levels. See the three-month analysis above for a discussion of additional steps that were taken in the third quarter to improve the profitability of this business.

     Corporate and other -- Net corporate general and administrative and other costs are higher in the current year, primarily as a result of the recognition of a gain on sale of real estate of $360 thousand in last year's second quarter. Year to date interest costs are down $552 thousand ($720 thousand this year versus $1.3 million last year to date) for the reasons discussed in the three-month analysis.

     The effective income tax rate of 38% in the 2002 period is higher than the 31% rate in the 2001 period because of the recognition of a $400 thousand tax benefit in last year's third quarter, as discussed in the three-month analysis.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2002, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $6.7 million, a decrease of approximately $1.1 million since May 31, 2001. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At February 28, 2002, the outstanding balance under the revolving credit facility was $5.9 million, leaving approximately $5.3 million available to borrow under the facility.

     In the nine months ended February 28, 2002, the Company expended $1.9 million, including expenses, for the repurchase of 425 thousand shares of its outstanding common stock.

     In the opinion of management, cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, and to finance the proposed cash tender offer to re-acquire shares.

CRITICAL ACCOUNTING POLICIES

     The Company has $10.1 million of recorded goodwill associated with business acquisitions made in fiscal year 1999. Of that amount, approximately $7 million is associated with the industrial services segment and $3 million is associated with the equipment sales and rental business. Goodwill is presently amortized over 40 years and its carrying value is periodically evaluated using management's estimate of future undiscounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, there has been no impairment of the Company's recorded goodwill. Effective at the beginning of the Company's next fiscal year, June 1, 2002, we will adopt the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized but that it be reviewed for impairment annually using a methodology that is different than the methodology required under SFAS No. 121. Management is presently evaluating the impact of SFAS No. 142 on the consolidated financial statements. While we are reasonably certain that there will be no impairment of the goodwill associated with the industrial service business segment, we do not know whether there will be impairment, under SFAS No. 142, of the goodwill associated with the Climax business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first nine months of fiscal 2002 in the Company's market risk sensitive instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (10.1) First Amendment to Employment Agreement between Philip J. Hawk and Team, Inc., effective October 1, 2001. (Employment agreement filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

         (10.2) First Amendment to Price Vested Restricted Stock Option Award Agreement between Philip J. Hawk and Team, Inc. effective October 1, 2001. (Original agreement filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

         (10.3) Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TEAM, INC
                                        (Registrant)


Date:  April 11, 2002

                                        /s/ PHILIP J. HAWK
                                        ---------------------------------------
                                        Philip J. Hawk, Chief Executive Officer
                                        and Chairman of the Board of Directors


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

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.1             First Amendment to Employment Agreement between Philip J. Hawk and Team, Inc., effective October 1, 2001. (Employment
                  agreement filed as Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended November 30, 1998).

 10.2             First Amendment to Price Vested Restricted Stock Option Award
                  Agreement between Philip J. Hawk and Team, Inc. effective
                  October 1, 2001. (Original agreement filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

 10.3             Incentive Stock Option Award Agreement by and between Philip
                  J. Hawk and Team, Inc. dated October 1, 2001.