Form 10-K
period 2002-05-31
TEAM INC
filed 2002-08-28
CIK 318833

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of August 16, 2002, 7,760,242 shares of the registrant's common stock were outstanding, of which 5,265,883 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $8.15 per share on the American Stock Exchange, Inc. on such date) was $42,916,946.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of Team, Inc. to be held September 26, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5
                                  PART II
Item 5.   Market for Team's Common Equity and Related Stockholder
            Matters...................................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   12
Item 8.   Consolidated Financial Statements and Supplementary Data....   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   34
                                  PART III
Item 10.  Directors and Executive and Other Officers of Team..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   34

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

     Team, Inc. ("Team" or the "Company"), incorporated in 1973, is a full service provider of specialized industrial services including leak repair, hot tapping, emissions control monitoring, field machining, technical bolting and non destructive testing/examination ("NDT-NDE") inspection services. These services are provided throughout the United States in approximately 40 locations.

     The Company licenses its proprietary leak repair and hot tapping techniques and materials to various companies outside the United States and receives a royalty based upon revenues earned by the licensee. Additionally, the Company conducts operations through international locations in Singapore, Trinidad and Asia. To date, international operations have not been material to the overall operations of the Company.

     Additionally, through its wholly-owned subsidiary, Climax Portable Machine Tools, Inc. ("Climax") of Newberg, Oregon, the Company is engaged in a separate business segment -- equipment sales and rental. Climax is a leading designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. The Climax acquisition provided the support for the Company's offering of on-site field machining services beginning in February of 1999.

  (b) Financial Information about Segments

     See Note 12 to accompanying financial statements for financial information about business segments.

  (c) Narrative Description of Business

     The Company operates in two reportable revenue generating segments -- (1) industrial services and (2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining and inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues (in thousands) from each segment in the three years ended May 31:

SEGMENT                                                    2002      2001      2000
-------                                                   -------   -------   -------
Industrial Services.....................................  $74,513   $66,492   $56,053
Equipment Sales and Rentals.............................   10,568     9,151    10,583
                                                          -------   -------   -------
          Total.........................................  $85,081   $75,643   $66,636
                                                          =======   =======   =======

INDUSTRIAL SERVICES

     The Company provides industrial services for over 2000 customers in the chemical, petrochemical, refining, pulp and paper, power, steel and other industries. Services include leak repair, hot tapping, emissions control, and, more recently, field machining and NDT inspection.

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

     Inspection Services. With the acquisition of XRI, the Company has incorporated NDT inspection as a core industrial service offering. Inspection services consist of the testing and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. The Company's inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, as well as, higher end robotic and newly developed ultrasonic systems. The Company provides these services as part of planned construction and maintenance programs and on demand as the situation dictates, and provides reports based on interpretation in accordance to industry and national standards. Inspection services are marketed to the same industrial customer base as other Team services and to the pipeline industry. There are a large number of companies offering mechanical inspection services, with no single company having a significant share of the overall market.

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

     Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services may also be billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long-term contracts, which are enabling agreements only. Substantially all such agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally been entered into for specific plants or locations, the Company has recently entered into multiple regional or national contracts, which cover multiple plants or locations.

     The Company's industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

     Business Risks. While the Company's management is optimistic about Team's future, maintaining and expanding customer relationships and service volumes are key elements of the Company's strategy. Weakness in the markets served by the Company could constrain demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. Competitive initiatives and/or poor service performance could also reduce the strength and breadth of current customer relationships and preference for the Company. Although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed

     Competition. Competition in the Company's industrial services is primarily on the basis of service, quality, timeliness, and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Management believes Team has a competitive advantage over most service contractors due to the quality, training and experience of its technicians, its nationwide service capability, and due to the broad range of services provided, as well as its technical support and manufacturing capabilities supporting the service network. Management knows of two service contractors of a similar size with which the Company generally competes. Other principal competitors are primarily single-location or single-service companies that compete within a certain geographical area.

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

     Climax's design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon that is owned by the company and pledged to secure Team's bank debt (see Note 6 of Notes to the Consolidated Financial Statements). Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. Most of the Company's orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues in fiscal 2002, 2001 or 2000.

GENERAL

     Employees. As of May 31, 2002, the Company and its subsidiaries had approximately 850 employees in its operations. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newberg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the Company's credit facility. (See Note 6 of Notes to Consolidated Financial Statements.) The Company and its subsidiaries also lease 36 office and/or plant and shop facilities at separate locations in 17 states.

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

ITEM 3. LEGAL PROCEEDINGS

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment will be entered against the Company. With respect to the second plaintiff, the Court set aside the jury verdict on most points and granted the Company's motion for a new trial on a specific issue. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual has been made in the financial statements as of May 31, 2002 to provide for the probable amount of loss in this case.

     In December 2001, the Company was named a defendant in a lawsuit, along with 18 other parties, alleging that a former subsidiary, French Ltd. ("French"), was involved in the illegal disposal of hazardous substances during the years 1969 and 1970. The plaintiff's allege that Team is a successor-in-interest to French and is, therefore, liable for contribution to a settlement embodied in a consent decree entered into by the plaintiffs with the EPA in 1998. French was acquired by Team in 1978 and sold back to its prior owner in 1984. The case is early in the discovery stage and the Company is unable to estimate a range of potential loss, if any, with respect to this matter. However, the Company vigorously denies that it is a successor-in-interest of French and that it has any responsibility in this matter.

     The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2002 and 2001, respectively.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2002
Quarter Ended:
  August 31.................................................  $5.80   $3.00
  November 30...............................................   6.50    4.70
  February 28...............................................   7.49    5.73
  May 31....................................................   9.29    5.96

FISCAL 2001
Quarter Ended:
  August 31.................................................  $3.06   $1.75
  November 30...............................................   3.00    1.63
  February 28...............................................   4.13    2.75
  May 31....................................................   3.25    2.05

  (b) Holders

     There were 311 holders of record of Team's common stock as of August 16, 2002, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,300 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 2002, 2001 or 2000. Pursuant to the Company's Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Stock Repurchase Plan

     In fiscal 2002, the Company repurchased 435,000 shares of its outstanding common stock at a weighted average price of $4.59 per share, including 235,000 shares repurchased in a self-tender offer completed in June 2001 and 200,000 shares reacquired through open market purchases. As of May 31, 2002, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.6 million on open market repurchases.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2002 (amounts in thousands, except per share data):

                                                         FISCAL YEARS ENDED MAY 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
Revenues.....................................  $85,081   $75,643   $66,636   $54,632   $45,457
Net income...................................  $ 3,909   $ 2,740   $ 1,471   $   505   $ 1,423
Net income per share: basic..................  $  0.51   $  0.34   $  0.18   $  0.07   $  0.24
Net Income per share: diluted................  $  0.48   $  0.34   $  0.18   $  0.07   $  0.23
Weighted average shares outstanding: basic...    7,664     8,015     8,238     7,547     5,947
Weighted average shares outstanding:
  diluted....................................    8,229     8,122     8,283     7,741     6,112
Cash dividend declared, per common share.....  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

BALANCE SHEET DATA

                                                                   MAY 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
Total assets.................................  $51,189   $47,996   $48,384   $47,765   $27,109
Long-term debt and other long-term
  liabilities................................  $13,019   $14,845   $17,409   $20,224   $ 6,042
Stockholders' equity.........................  $28,182   $24,812   $23,137   $21,526   $15,534
Working capital..............................  $18,693   $16,801   $14,909   $15,736   $13,078

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

     Revenues in 2002 were $85.1 million compared to $75.6 million in 2001, an increase of 12.5%. This double-digit revenue growth resulted in significant operating leverage for the Company with operating profits (earnings before interest and taxes, or "EBIT") increasing by 24.1% to $7.2 million in 2002 as compared to $5.8 million in 2001. Operating profits in fiscal 2002 were impacted by a $368 thousand non-cash charge related to management stock options and by a severance charge in the Climax business of $173 thousand. In contrast, operating profits in fiscal 2001 benefited from other income (primarily gains on asset sales) of $278 thousand. Without regard to those elements of other income and expense, the operating profit improvement would have been 40.2% year over year.

     The improvement in operating results in 2002 was attributable both to the continued growth in newer services offered by the industrial services segment, as well as a rebound in profitability of the equipment sales and rental segment. With respect to industrial services, newer services comprise those services whose offerings began during fiscal year 1999 -- NDT inspection, field machining and technical bolting. Traditional services include leak repair, hot tapping and fugitive emissions monitoring.

     The following sets forth the revenue composition of industrial services between new and traditional services:

                                                                                  INCREASE
                                                    2002          2001       ------------------
                                                 -----------   -----------       $          %
Traditional services...........................  $51,036,000   $50,130,000   $  906,000    1.8%
New services...................................   23,477,000    16,362,000    7,115,000   43.5%
                                                 -----------   -----------   ----------   -----
                                                 $74,513,000   $66,492,000   $8,021,000   12.1%
                                                 ===========   ===========   ==========   =====

     As the table illustrates, year over year revenue growth in the industrial services segment came primarily from the newer service lines, which grew at a 43.5% rate. This growth has come primarily as a result of market share gains earned by improving the penetration of new service offerings to the Company's traditional customer base as well as an increase in the demand for our inspection services to the pipeline industry due to new pipeline construction and increased regulatory activities in the pipeline industry.

     Management believes that demand for the Company's traditional services is, generally, a function of the population of high-temperature, high-pressure piping systems. Demand is also somewhat related, especially for leak repair and hot tapping, to the operating performance of our customers -- particularly in the refining, pipeline, and petrochemical industries. Generally, as those customers' margins improve, more funds are expended for the specialized industrial services offered by the Company. Through the third quarter which ended February 28, 2002, traditional service revenues were 1% behind year over year amounts due to a significant softening in third quarter demand. In the fourth quarter ended May 31, 2002, revenues from traditional services grew at a 9% rate in comparison to the fourth quarter of fiscal 2001, resulting in the nearly 2% increase for the year overall. The fourth quarter strengthening was impacted by two new multi-location, multi-service contracts which came on-stream during the quarter.

     The equipment sales and rental segment also achieved a strong rebound during the fourth quarter of the year. Through the third quarter, the segment had operated at a small loss year to date, partially due to the recognition of $173 thousand of costs associated with a reduction in work force implemented in December 2001. In the fourth quarter, revenues increased 34.5% compared to the same quarter of fiscal 2001 due principally to a $700 thousand shipment to the U.S. Navy. As a result of the strong revenue growth, operating profits for the segment were nearly $600 thousand in the fourth quarter. This strong performance in the quarter resulted in an operating profit for the year of $547 thousand, a $736 thousand improvement over the loss reported last year of $189 thousand.

     Overall, gross margins were 41.7% of revenues in fiscal 2002 as compared to 40.4% in fiscal 2001. The improvement reflects better margins in both the industrial services segment and the equipment sales and rental segment. Industrial services margins improved primarily in the NDT inspection line due to better performance in Texas locations. Climax margins improved due to cost reductions efforts and due to the business rebound experienced in the fourth quarter.

     Selling, general and administrative expenses were 32.5% of revenues in fiscal 2002 versus 33.1% of revenues in fiscal 2001. This reduction in SG&A expenses as a percentage of revenues illustrates the operating leverage that management believes exists in the business -- double-digit revenue growth will result in a faster rate of increase in profits since revenue growth can be supported without a proportionate increase in selling, general and administrative costs.

     The non-cash G&A compensation expense of $368 thousand in fiscal 2002 was related to the vesting of performance stock options previously awarded to the Company's chief executive officer. When the CEO joined the Company in 1998, he was awarded 200,000 performance-based stock options at the market price on the date of award of $3.625 per share. One third of these options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May 2002, when the price of Team's stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options (approximately $0.03 per share, net of tax benefit).

     Income tax expense as a percent of pre-tax income was 38.4% in fiscal 2002 as compared to 35.0% in fiscal 2001. The 2001 tax rate reflects a $400,000 tax benefit associated with the liquidation of a small subsidiary in the United Kingdom in that year.

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

     Revenue from traditional service lines grew by 15% over fiscal 2000, which is a result of a combination of factors: (1) fiscal 2001 was a strong year for refining margins, which results in an increased demand for the Company's on-stream service offerings to avoid the necessity of our customers having to shut-down operating units; (2) we obtained significant new contracts for fugitive emissions monitoring in fiscal 2001 as a result of a trend toward customers' out-sourcing of these compliance functions to professional service providers such as Team, coupled with an increase in enforcement actions by federal and state agencies, and (3) an increase in market penetration for our traditional services.

     Team's newer services grew at an even faster rate -- with revenue from inspection, field machining and technical bolting growing by 44% over fiscal 2000. The rapid growth in these services is a result of two primary factors: (1) an increase in the demand for our inspection services to the pipeline industry due to new pipeline construction and increased regulatory activities in the pipeline industry; and (2) a continuing penetration of our newer services within our existing customer base.

     In contrast to the services segment, the equipment sales and rental segment experienced a disappointing fiscal 2001, with sales of $9.2 million being 13.5% less than the fiscal 2000 amount, with the significant portion of the reduction coming in the first half of the year. Management believes the sales decline is due primarily to a softness in capital equipment markets.

     Overall, gross margins were 40.4% of revenues in fiscal 2001 as compared to 42.6% in fiscal 2000. The reduction is associated with the severely depressed margins at Climax during the first half of fiscal 2001 and due to pricing concessions to sustain the growth in services revenues. The decline in margins was compensated for by an overall reduction in selling, general and administrative expenses, which were 33.1% of revenues in fiscal 2001 versus 36.7% of revenues in fiscal 2000. This reduction in SG&A expenses as a percentage of revenues illustrates the operating leverage that management believes exists in the business -- double-digit revenue growth will result in a faster rate of increase in profits since revenue growth can be supported without a proportionate increase in selling, general and administrative costs.

     Income tax expense as a percent of pre-tax income was 35.0% in fiscal 2001 as compared to 41.5% in fiscal 2000 due to the recognition of a $400,000 effective tax benefit associated with the liquidation of a small subsidiary in the United Kingdom in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2002, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $8.7 million, an increase of $900 thousand since May 31, 2001. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At May 31, 2002, the outstanding balance under the revolving credit facility was $5.9 million and approximately $5.2 million was available to borrow under the facility.

     During fiscal 2002, the Company reduced its total outstanding debt by $1.6 million as a result of cash flow from operations. In fiscal 2002, the Company also expended $2.0 million to reacquire an additional 435,000 shares of its common stock, including 235,000 shares pursuant to a self-tender offer and 200,000 on the open market pursuant to a stock repurchase plan.

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

     The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2003, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2003. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2002, the Company's marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2002 is approximately 4.3%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

     The Company entered into an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.9 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a negative mark-to-market value of approximately $92,000 and $56,000 at May 31, 2002 and 2001, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2002 and 2001, the Company was in compliance with all credit facility covenants.

     At May 31, 2002, the Company was contingently liable for $1.4 million in outstanding stand-by letters of credit and, at that date, approximately $5.2 million was available to borrow under the credit facility.

CRITICAL ACCOUNTING POLICIES

     Goodwill -- The Company has $10.0 million of recorded goodwill associated with business acquisitions made in fiscal year 1999. Of that amount, approximately $6.8 million is associated with the industrial services segment and $3.2 million is associated with the equipment sales and rental business. Through May 31, 2002, Goodwill was being amortized over 40 years and its carrying value was periodically evaluated using management's estimate of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, there has been no impairment of the Company's recorded goodwill. Effective at the beginning of the Company's next fiscal year, June 1, 2002, we will adopt the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized but that it be reviewed for impairment annually using a methodology that is different than the methodology required under SFAS No. 121. Management is presently evaluating the impact of SFAS No. 142 on the consolidated financial statements. At present, management does not expect there to be any adjustment to the carrying value of goodwill as a result of the implementation of SFAS No. 142.

     Revenue Recognition -- The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining and inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

     Deferred Income Taxes -- The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of May 31, 2002 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

     Loss Contingencies -- The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings above. In management's opinion, an adequate accrual has been made as of May 31, 2002 to provide for any losses that may arise from these contingencies.

OTHER CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company enters into capital leases related to certain computer and equipment and software, as well as operating leases related to facilities and transportation and other equipment. These operating leases are over terms ranging from one to five years with typical renewal options and escalation clauses.

     The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made be the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future.

     At May 31, 2002, the Company's contractual obligations are summarized as follows:

YEAR ENDING                            CAPITAL   OPERATING       DEBT
MAY 31,                                LEASES      LEASES     OBLIGATIONS      TOTAL
-----------                            -------   ----------   -----------   -----------
2003.................................  $32,000   $2,926,000   $ 1,512,000   $ 4,470,000
2004.................................       --    2,168,000    10,794,000    12,962,000
2005.................................       --    1,269,000       125,000     1,394,000
2006.................................       --      397,000       125,000       522,000
2007.................................       --       40,000       125,000       165,000
Thereafter...........................       --           --       809,000       809,000
                                       -------   ----------   -----------   -----------
     Total...........................  $32,000   $6,800,000   $13,490,000   $20,322,000
                                       =======   ==========   ===========   ===========

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

     The Company's only derivative instrument is an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.9 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     Adoption of this new accounting standard resulted in a before tax charge to other comprehensive income of $56 thousand on June 1, 2001. During fiscal 2002, there has been an additional before tax charge to other comprehensive income of $36 thousand to reflect the increase in the mark-to-market liability associated with the swaps resulting from the continued reduction in variable rates below the fixed rate obtained by the

Company. In fiscal 2002 interest expense includes approximately $113 thousand pertaining to settlements under the swap agreements. Approximately $69 thousand of the amounts in accumulated other comprehensive loss will be reclassified to interest expense over the course of the next twelve months.

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

     The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new standard must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment at least annually and impairment losses will be presented in the operating section of the income statement. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for the Company in June 2003. Management is in the process of evaluating the impact of the adoption of Statement 143.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in June 2003. The Company is evaluating the impact of SFAS No. 145.

     SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in June 2003. The Company is evaluating the impact of SFAS No. 146.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. At May 31, 2002, the Company has floating-rate obligations totaling $13.5 million outstanding under its credit facility (see Note 6 to the Company's

Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited in part by an interest rate swap agreement entered into by the Company. This swap agreement effectively fixes the interest rate on approximately $2.9 million of the Company's variable rate debt. Under these swap agreements, payments are made based on a fixed rate of 5.19% and received on a LIBOR based variable rate. Any change in the value of the swap agreements, real or hypothetical, would be offset by an inverse change in the value of the underlying hedged item. With respect to the remaining $10.6 million of floating-rate debt not covered by swap agreements, a 1% increase in interest rates could result in an annual increase in interest expense of $100 thousand.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheet of Team, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2002.

                                            KPMG LLP

Houston, Texas
July 16, 2002, except as to the first paragraph of
  Note 10, which is as of August 27, 2002.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheet of Team, Inc. and subsidiaries as of May 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
July 12, 2001

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   823,000   $   968,000
  Receivables, net..........................................   17,250,000    14,608,000
  Inventories...............................................    8,802,000     8,245,000
  Deferred income taxes.....................................      685,000       511,000
  Prepaid expenses and other current assets.................      513,000       248,000
                                                              -----------   -----------
          Total Current Assets..............................   28,073,000    24,580,000
Property, Plant and Equipment:
  Land and buildings........................................    7,173,000     7,109,000
  Machinery and equipment...................................   20,483,000    18,816,000
                                                              -----------   -----------
                                                               27,656,000    25,925,000
          Less: accumulated depreciation and amortization...   15,719,000    14,139,000
                                                              -----------   -----------
                                                               11,937,000    11,786,000
Goodwill, net of accumulated amortization of $922,000 and
  $648,000..................................................   10,049,000    10,341,000
Other assets, net...........................................      712,000       861,000
Restricted cash.............................................      418,000       428,000
                                                              -----------   -----------
          Total Assets......................................  $51,189,000   $47,996,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $ 1,512,000   $ 1,536,000
  Accounts payable..........................................    2,953,000     1,957,000
  Other accrued liabilities.................................    4,294,000     3,276,000
  Current income taxes payable..............................      621,000     1,010,000
                                                              -----------   -----------
          Total Current Liabilities.........................    9,380,000     7,779,000
Deferred income taxes.......................................      435,000       343,000
Long-term debt..............................................   11,978,000    13,531,000
Other long-term liabilities.................................    1,041,000     1,314,000
Minority Interest...........................................      173,000       217,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued...           --            --
  Common stock, par value $.30 per share, 30,000,000 shares
     authorized; 8,331,132 and 8,342,654 shares issued......    2,499,000     2,503,000
  Additional paid-in capital................................   32,961,000    32,257,000
  Accumulated deficit.......................................   (4,670,000)   (8,579,000)
  Accumulated other comprehensive loss......................      (57,000)           --
  Treasury stock at cost, 658,520 and 459,420 shares........   (2,551,000)   (1,369,000)
                                                              -----------   -----------
          Total Stockholders' Equity........................   28,182,000    24,812,000
                                                              -----------   -----------
          Total Liabilities and Stockholders' Equity........  $51,189,000   $47,996,000
                                                              ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Revenues..............................................  $85,081,000   $75,643,000   $66,636,000
Operating expenses....................................   49,616,000    45,053,000    38,270,000
                                                        -----------   -----------   -----------
          Gross margin................................   35,465,000    30,590,000    28,366,000
Selling, general and administrative expenses..........   27,686,000    25,035,000    24,461,000
Non-cash G&A compensation cost........................      368,000            --            --
Other expense (income)................................      173,000      (278,000)     (218,000)
                                                        -----------   -----------   -----------
Earnings before interest and taxes....................    7,238,000     5,833,000     4,123,000
Interest expense......................................      892,000     1,616,000     1,610,000
                                                        -----------   -----------   -----------
Earnings before income taxes..........................    6,346,000     4,217,000     2,513,000
Provision for income taxes............................    2,437,000     1,477,000     1,042,000
                                                        -----------   -----------   -----------
Net income............................................  $ 3,909,000   $ 2,740,000   $ 1,471,000
                                                        ===========   ===========   ===========
Net income per common share
   -- Basic...........................................  $      0.51   $      0.34   $      0.18
   -- Diluted.........................................  $      0.48   $      0.34   $      0.18
Weighted average number of shares outstanding
   -- Basic...........................................    7,664,000     8,015,000     8,238,000
                                                        ===========   ===========   ===========
   -- Diluted.........................................    8,229,000     8,122,000     8,283,000
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   FISCAL YEARS ENDED MAY 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
Net income..................................................  $3,909,000   $2,740,000   $1,471,000
Cumulative effect of an accounting change, net of tax of
  $21,000...................................................     (35,000)          --           --
Net losses on interest rate swaps, net of tax of $57,000....     (92,000)          --           --
Reclassification adjustments related to interest rate swaps,
  net of tax of $43,000.....................................      70,000           --           --
                                                              ----------   ----------   ----------
Comprehensive income........................................  $3,852,000   $2,740,000   $1,471,000
                                                              ==========   ==========   ==========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       MAY 31,
                                                      -----------------------------------------
                                                         2002           2001           2000
                                                      -----------   ------------   ------------
COMMON STOCK:
  Balance at beginning of year......................  $ 2,503,000   $  2,477,000   $  2,464,000
  Shares issued.....................................        5,000          8,000          4,800
  Shares retired....................................      (71,000)            --             --
  Exercise of stock options.........................       62,000         18,000          8,200
                                                      -----------   ------------   ------------
          Balance at end of year....................  $ 2,499,000   $  2,503,000   $  2,477,000
                                                      ===========   ============   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year......................  $32,257,000   $ 32,103,000   $ 32,000,000
  Shares issued.....................................       46,000         43,000         55,000
  Shares retired....................................     (741,000)            --             --
  Exercise of stock options.........................      748,000        111,000         48,000
  Value of options issued in exchange for
     earn-out.......................................      283,000             --             --
  Non-cash compensation.............................      368,000             --             --
                                                      -----------   ------------   ------------
          Balance at end of year....................  $32,961,000   $ 32,257,000   $ 32,103,000
                                                      ===========   ============   ============
ACCUMULATED DEFICIT:
  Balance at beginning of year......................  $(8,579,000)  $(11,319,000)  $(12,790,000)
  Net income........................................    3,909,000      2,740,000      1,471,000
                                                      -----------   ------------   ------------
          Balance at end of year....................  $(4,670,000)  $ (8,579,000)  $(11,319,000)
                                                      ===========   ============   ============
UNEARNED STOCK COMPENSATION:
  Balance at beginning of year......................  $        --   $    (27,000)  $    (51,000)
  Compensation expense..............................           --         27,000         24,000
                                                      -----------   ------------   ------------
          Balance at end of year....................  $        --   $         --   $    (27,000)
                                                      ===========   ============   ============
ACCUMULATED OTHER COMPREHENSIVE LOSS:
  Balance at beginning of year......................  $        --   $         --   $         --
  Unrealized loss on derivative instruments.........      (57,000)            --             --
                                                      -----------   ------------   ------------
          Balance at end of year....................  $   (57,000)  $         --   $         --
                                                      ===========   ============   ============
TREASURY STOCK:
  Balance at beginning of year......................  $(1,369,000)  $    (97,000)  $    (97,000)
  Repurchase of common stock........................   (1,994,000)    (1,272,000)            --
  Shares retired....................................      812,000             --             --
                                                      -----------   ------------   ------------
          Balance at end of year....................  $(2,551,000)  $ (1,369,000)  $    (97,000)
                                                      ===========   ============   ============
TOTAL STOCKHOLDERS' EQUITY..........................  $28,182,000   $ 24,812,000   $ 23,137,000
                                                      ===========   ============   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Cash Flows From Operating Activities:
  Net income..........................................  $ 3,909,000   $ 2,740,000   $ 1,471,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization....................    2,693,000     2,773,000     2,957,000
     Provision for doubtful accounts..................      119,000       141,000       (46,000)
     Other income.....................................           --      (278,000)     (218,000)
     Equity in (earnings) losses of unconsolidated
       subsidiary and other...........................      (17,000)       73,000            --
     Deferred income taxes............................      (47,000)      138,000        63,000
     Non cash G&A compensation cost...................      368,000            --            --
     Changes in assets and liabilities, net of effects
       from business acquisitions:
     (Increase) decrease:
       Accounts receivable............................   (2,761,000)   (1,169,000)   (2,443,000)
       Inventories....................................     (557,000)     (424,000)      745,000
       Prepaid expenses and other current assets......     (215,000)      253,000        11,000
       Income tax receivable..........................           --            --        87,000
     Increase (decrease):
       Accounts payable...............................      996,000       (22,000)      875,000
       Other accrued liabilities......................      882,000       453,000      (695,000)
       Income taxes payable...........................      (89,000)      (92,000)    1,102,000
                                                        -----------   -----------   -----------
          Net cash provided by operating activities...  $ 5,281,000   $ 4,586,000   $ 3,909,000
                                                        -----------   -----------   -----------
  Cash Flows From Investing Activities:
     Capital expenditures.............................   (2,043,000)   (1,563,000)   (1,525,000)
     Rental and demonstration equipment...............     (369,000)     (524,000)     (787,000)
     Proceeds from disposal of property and
       equipment......................................      122,000     1,571,000       478,000
     Increase in other assets, net....................     (102,000)           --      (120,000)
     Other............................................           --       260,000      (651,000)
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......  $(2,392,000)  $  (256,000)  $(2,605,000)
                                                        -----------   -----------   -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term
     obligations......................................   (1,852,000)   (2,597,000)   (2,152,000)
  Issuance of common stock............................      812,000       180,000       140,000
  Repurchase of common stock..........................   (1,994,000)   (1,272,000)           --
                                                        -----------   -----------   -----------
          Net cash used in financing activities.......  $(3,034,000)  $(3,689,000)  $(2,012,000)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................     (145,000)      641,000      (708,000)
Cash and cash equivalents at beginning of year........      968,000       327,000     1,035,000
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year..............  $   823,000   $   968,000   $   327,000
                                                        ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
          Interest....................................  $   981,000   $ 1,641,000   $ 1,555,000
                                                        ===========   ===========   ===========
          Income taxes................................  $ 2,200,000   $ 1,426,000   $   327,000
                                                        ===========   ===========   ===========

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

  Use of Estimates in Financial Statement Preparation

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

                    CLASSIFICATION                           LIFE
                    --------------                           ----
Buildings..............................................   20-30 years
Machinery and equipment................................    2-10 years

     Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $1,859,000 and $1,608,000 (before accumulated depreciation of $208,000 and $176,000) at May 31, 2002 and 2001, respectively. These self-constructed assets are periodically transferred to inventory and sold as used equipment.

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over the estimated economic lives of the acquired companies of forty years. Amortization expense for the years ended May 31, 2002, 2001 and 2000 was approximately $275,000 in each year.

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

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

     All outstanding options were "in the money" in 2002 and therefore, no options were excluded from the computation of diluted EPS in the current year. Options to purchase 655,000, and 747,000 shares of common stock were outstanding during the years ended May 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period.

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

     The Company's only derivative instrument is an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.9 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     Adoption of this new accounting standard resulted in a before tax charge to other comprehensive income of $56 thousand on June 1, 2001. During fiscal 2002, there has been an additional before tax charge to other comprehensive income of $36 thousand to reflect the increase in the mark-to-market liability associated with the swaps resulting from the continued reduction in variable rates below the fixed rate obtained by the Company. In fiscal 2002 interest expense includes approximately $113 thousand pertaining to settlements under the swap agreements. Approximately $69 thousand of the amounts in accumulated other comprehensive loss will be reclassified to interest expense over the course of the next twelve months.

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

     The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new standard must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment at least annually and impairment losses will be presented in the operating section of the income statement. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for the Company in June 2003. Management is in the process of evaluating the impact of the adoption of Statement 143.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease

                          TEAM, INC. AND SUBSIDIARIES
modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in June 2003. The Company is evaluating the impact of SFAS No. 145.

     SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in June 2003. The Company is evaluating the impact of SFAS No. 146.

2. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Trade accounts receivable..................................  $17,649,000   $14,918,000
Other receivables..........................................      112,000        82,000
Allowance for doubtful accounts............................     (511,000)     (392,000)
                                                             -----------   -----------
          Total............................................  $17,250,000   $14,608,000
                                                             ===========   ===========

     See note 10 for discussion of trade receivables subject to foreign currency risk.

     The following summarizes the activity in the allowance for doubtful accounts:

                                                                    MAY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Balance at beginning of year................................  $392,000   $251,000
Provision for doubtful accounts.............................   119,000    141,000
                                                              --------   --------
Balance at end of year......................................  $511,000   $392,000
                                                              ========   ========

3. INVENTORIES

     Inventories consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Raw materials...............................................  $  953,000   $  935,000
Finished goods and work in progress.........................   7,849,000    7,310,000
                                                              ----------   ----------
          Total.............................................  $8,802,000   $8,245,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $1,736,000   $1,537,000
Insurance accruals..........................................   1,334,000    1,000,000
Accrued interest............................................     104,000      222,000
Current payments due to former officers.....................     264,000      301,000
Other.......................................................     856,000      216,000
                                                              ----------   ----------
          Total.............................................  $4,294,000   $3,276,000
                                                              ==========   ==========

5.  INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings are as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Federal income taxes:
  Current........................................  $2,016,000   $1,179,000   $  843,000
  Deferred.......................................     (37,000)     177,000       31,000
State income taxes:
  Current........................................     468,000      159,000      136,000
  Deferred.......................................     (10,000)     (38,000)      32,000
                                                   ----------   ----------   ----------
          Total..................................  $2,437,000   $1,477,000   $1,042,000
                                                   ==========   ==========   ==========

     A reconciliation between income taxes related to earnings before income taxes and income taxes computed by applying the statutory federal income tax rate to such earnings follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Earnings before federal income taxes.............  $6,346,000   $4,217,000   $2,513,000
                                                   ==========   ==========   ==========
Computed income taxes at statutory rate..........  $2,158,000   $1,434,000   $  854,000
Liquidation of foreign subsidiary................          --     (400,000)          --
Goodwill amortization............................      93,000       93,000       93,000
State income taxes...............................     309,000      160,000      111,000
Foreign (gain) losses............................      (2,000)     104,000           --
Other............................................    (121,000)      86,000      (16,000)
                                                   ----------   ----------   ----------
          Total..................................  $2,437,000   $1,477,000   $1,042,000
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

                          TEAM, INC. AND SUBSIDIARIES

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Receivables.................................................  $  207,000   $  175,000
Accrued expenses and other liabilities......................     850,000      855,000
Inventory...................................................     133,000       99,000
                                                              ----------   ----------
          Gross deferred assets.............................   1,190,000    1,129,000
                                                              ----------   ----------
Property, plant and equipment...............................    (761,000)    (752,000)
Other.......................................................    (179,000)    (209,000)
                                                              ----------   ----------
          Gross deferred liabilities........................    (940,000)    (961,000)
                                                              ----------   ----------
          Net deferred taxes................................  $  250,000   $  168,000
                                                              ==========   ==========

     No valuation account is required for the deferred tax assets as the Company is projecting profitable fiscal years in the future that will allow it to realize the benefits of the net deferred tax assets. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

6. LONG-TERM DEBT

     Long-term debt consists of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Revolving loan.............................................  $ 5,919,000   $ 5,960,000
Term and mortgage notes....................................    7,540,000     9,022,000
Capital lease obligations..................................       31,000        85,000
                                                             -----------   -----------
                                                              13,490,000    15,067,000
Less current portion.......................................    1,512,000     1,536,000
                                                             -----------   -----------
          Total............................................  $11,978,000   $13,531,000
                                                             ===========   ===========

     Maturities of long-term debt are as follows:

FY2003.................................................   $ 1,512,000
   2004................................................    10,794,000
   2005................................................       125,000
   2006................................................       125,000
   2007................................................       125,000
Thereafter.............................................       809,000
                                                          -----------
                                                          $13,490,000
                                                          ===========

     The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2003, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2003. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2002, the Company's marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2002 is approximately 4.3%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

                          TEAM, INC. AND SUBSIDIARIES

     The Company entered into an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.9 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a negative mark-to-market value of approximately $92,000 and $56,000 at May 31, 2002 and 2001, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2002 and 2001, the Company was in compliance with all credit facility covenants.

     At May 31, 2002, the Company was contingently liable for $1.4 million in outstanding stand-by letters of credit and, at that date, approximately $5.2 million was available to borrow under the credit facility.

7. OTHER LONG-TERM LIABILITIES

     Other liabilities consisted of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Post retirement payments....................................  $  886,000   $1,187,000
Deferred compensation due former officer....................     419,000      428,000
Less amounts due in one year................................    (264,000)    (301,000)
                                                              ----------   ----------
                                                              $1,041,000   $1,314,000
                                                              ==========   ==========

     Amounts due within one year of $264,000 and $301,000, respectively, are included in other accrued liabilities in the accompanying consolidated balance sheet.

  Post Retirement Benefits:

     The Company is obligated for post-retirement benefits to three former officers with payments due through 2007. Future maturities of amounts due under post retirement benefit agreements are as follows:

2003.....................................................   $264,000
2004.....................................................    238,000
2005.....................................................    245,000
2006.....................................................    100,000
2007.....................................................     39,000
                                                            --------
                                                            $886,000
                                                            ========

  Deferred Compensation Arrangement:

     Under a nonqualified deferred compensation agreement, a former officer of the Company (the "Participant") elected to defer a portion of his compensation into a trust established by the Company. The trust assets, consisting of cash and cash equivalents, are subject to the claims of the Company's creditors in the event of the Company's insolvency, until paid to the Participant and his beneficiaries. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements where amounts earned are held in a

                          TEAM, INC. AND SUBSIDIARIES

Rabbi Trust and Invested," the accounts of the trust have been consolidated into the Company's financial statements for fiscal 2002 and 2001. The principal of the trust and any earnings thereon are to be used exclusively for the uses and purposes of the Participant and general creditors of the Company in the event of the Company's insolvency, and therefore the trust assets of $418,000 and $428,000 at May 31, 2002 and 2001, respectively, have been classified as restricted cash in the balance sheet.

8. OTHER EXPENSE (INCOME)

     In 2002, other expense of $173,000 consists of severance and related costs associated with a reduction in work force at Climax. All such amounts were paid during the year ended May 31, 2002. In fiscal 2001, the Company sold rental property for $1.575 million in cash (net). The property was carried as a corporate asset unrelated to either of the Company's operating segments. The transaction, net of other charges, resulted in a gain of $360,000. Also in 2001, the Company completed the sale of substantially all of the assets and operations of a small operating subsidiary located in the United Kingdom resulting in a loss on disposal of the business of $82 thousand. The operations of the UK subsidiary were not material to the Company's business. In fiscal 2000, other income consisted of the gain on the sale of real estate.

9. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

  Stock Options:

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is, generally, recognized. Pursuant to various option plans, the Company has granted options to purchase common stock to officers, directors and employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of grant of each option and may vary.

     In addition to the options granted under the option plans discussed above, the Company's chief executive officer was granted options to purchase 200,000 shares of common stock at a price of $3.625 per share upon joining the Company in 1998. Such grant was subject to a vesting schedule based on stock performance measures which provided that one third of the options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May 2002, when the price of Team's stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options totaling $368,000 (approximately $0.03 effect on earnings per share, net of tax).

     In July 2002, the Board of Directors modified the vesting requirements of the remaining 133,333 performance based options held by the chief executive officer as well as 20,000 performance based options held by an officer of one of the Company's subsidiaries. The modification causes the remaining options to vest on May 31, 2008 unless earlier vesting occurs, in the case of the chief executive officer, as a result of the achievement of the $10.50 and $14.00 stock-price hurdles described above. The modification allows the Company to fix the amount of the future non-cash G&A compensation expense associated with the remaining options ($750,000) and to recognize the charge against earnings ratably over a six-year period of time ($125,000 per year), unless otherwise accelerated by the achievement of the performance hurdles.

                          TEAM, INC. AND SUBSIDIARIES

     Transactions under all plans are summarized below: (For purposes of the summary, the chief executive officer's 66,667 performance options that vested in fiscal 2002 are included as fiscal 2002 grants.

                                                   FISCAL YEARS ENDED MAY 31,
                              ---------------------------------------------------------------------
                                      2002                    2001                    2000
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                              NUMBER OF    AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                               OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                              ----------   --------   ----------   --------   ----------   --------
Shares under option,
  beginning of year.........   1,114,800    $3.06      1,111,000    $3.11      1,029,200    $3.03
Changes during the year:
  Granted...................     391,200    $4.14        142,000    $2.04        226,000    $3.29
  Exercised.................    (209,000)   $3.88        (60,700)   $2.13        (27,300)   $2.13
  Canceled..................     (20,000)   $3.63        (77,500)   $3.43       (116,900)   $2.97
                              ----------    -----     ----------    -----     ----------    -----
          Shares under
            option, end of
            year............   1,277,000    $3.41      1,114,800    $3.00      1,111,000    $3.11
Exercisable at end of
  year......................     980,000    $3.27        824,000    $3.06        705,000    $2.97
                              ==========    =====     ==========    =====     ==========    =====
Available for future
  grant.....................     174,000                 410,000                 413,000
                              ==========              ==========              ==========
Weighted average grant-date
  fair value of options
  granted during year.......  $     1.29              $     0.99              $     1.45
                              ==========              ==========              ==========

     For options outstanding at May 31, 2002, the range of exercise prices and remaining contractual lives are as follows:

                                                                 WEIGHTED      WEIGHTED
                                                     NUMBER OF   AVERAGE     AVERAGE LIFE
RANGE OF PRICES                                       OPTIONS     PRICE       (IN YEARS)
---------------                                      ---------   --------    ------------
$1.94 to $2.75.....................................    326,000    $2.24           6.2
$3.06 to $3.50.....................................    453,000    $3.46           7.0
$3.56 to $7.20.....................................    498,000    $4.09           7.6
                                                     ---------    -----           ---
                                                     1,277,000    $3.39           7.0
                                                     =========    =====           ===

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rate of 3.8%, 4.5%, and 6.6%; volatility factor of the expected market price of the Company's common stock of 42.8%, 73.8%, and 47.6%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

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

                          TEAM, INC. AND SUBSIDIARIES

     The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
  Net income -- as reported......................  $3,909,000   $2,740,000   $1,471,000
  Pro forma net income...........................  $3,746,000   $2,536,000   $1,184,000
                                                   ==========   ==========   ==========
  Earnings per share -- diluted..................  $     0.48   $     0.34   $     0.14
  Pro forma earnings per share -- diluted........  $     0.46   $     0.31   $     0.14
                                                   ==========   ==========   ==========

EMPLOYEE BENEFIT PLANS:

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2002, 2001 and 2000, were $319,000, $302,000, and $259,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

  Loss Contingencies

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment will be entered against the Company. With respect to the second plaintiff, the Court set aside the jury verdict on most points and granted the Company's motion for a new trial on a specific issue. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual has been made in the financial statements as of May 31, 2002 to provide for the probable amount of loss in this case.

     In December 2001, the Company was named a defendant in a lawsuit, along with 18 other parties, alleging that a former subsidiary, French Ltd. ("French"), was involved in the illegal disposal of hazardous substances during the years 1969 and 1970. The plaintiff's allege that Team is a successor-in-interest to French and is, therefore, liable for contribution to a settlement embodied in a consent decree entered into by the plaintiffs with the EPA in 1998. French was acquired by Team in 1978 and sold back to its prior owner in 1984. The case is early in the discovery stage and the Company is unable to estimate a range of potential loss, if any, with respect to this matter. However, the Company vigorously denies that it is a successor-in-interest of French and that it has any responsibility in this matter.

     The Company has a U.S. dollar receivable ($250,000, net) from a Venezuelan contractor to the national oil company of Venezuela ("PDVSA"), pertaining to services performed by the Company in fiscal 2002. While the contractor has committed to honor its US dollar obligation to Team, its arrangement with PDVSA is in the local Venezuelan currency, the Bolivar, which has depreciated significantly against the dollar. The Company believes it has adequately provided for any losses associated with this receivable.

     The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company's consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

  Lease Commitments

     The Company's capital leases relate to certain computer equipment and software, whose capitalized balances are not significant to property, plant and equipment. The Company also has operating leases which relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $2,848,000, $2,151,000, and $1,991,000 in 2002, 2001, and 2000, respectively. Minimum rental commitments for future periods are as follows:

YEAR ENDING                                          CAPITAL   OPERATING
MAY 31,                                              LEASES      LEASES       TOTAL
-----------                                          -------   ----------   ----------
2003...............................................  $32,000   $2,926,000   $2,958,000
2004...............................................       --    2,168,000    2,168,000
2005...............................................       --    1,269,000    1,269,000
2006...............................................       --      397,000      397,000
2007...............................................       --       40,000       40,000
                                                     -------   ----------   ----------
          Total minimum payments...................  $32,000   $6,800,000   $6,832,000
                                                               ==========   ==========
          Less: amount representing interest.......   (1,000)
                                                     -------
          Present value of lease payments..........  $31,000
                                                     =======

11. COMMON STOCK

     In June 2001, the Company completed the reacquisition of 235,647 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital. Additionally, during fiscal 2002, the Company reacquired approximately 200,000 shares pursuant to an approved, open market repurchase plan at a average price of $5.93 per share. In fiscal 2001, the Company repurchased 449,720 shares of its outstanding common stock at a weighted average price of $2.83 per share. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

     The following summarizes the activity of shares outstanding for the years 2002 and 2001:

                                                       COMMON
                                                        STOCK     TREASURY     SHARES
                                                       ISSUED      STOCK     OUTSTANDING
                                                      ---------   --------   -----------
Number of Shares, May 31, 1999......................  8,213,652     (9,700)   8,203,952
  Shares issued for director fees...................     15,969         --       15,969
  Exercise of stock options.........................     27,333         --       27,333
                                                      ---------   --------    ---------
Number of Shares, May 31, 2000......................  8,256,954     (9,700)   8,247,254
  Shares issued for director fees...................     25,700         --       25,700
  Exercise of stock options.........................     60,000         --       60,000
  Shares repurchased................................         --   (449,720)    (449,720)
                                                      ---------   --------    ---------
Number of shares, May 31, 2001......................  8,342,654   (459,420)   7,883,234
  Shares issued for director fees...................     15,150         --       15,150
  Exercise of stock options.........................    208,975         --      208,975
  Shares repurchased................................         --   (434,747)    (434,747)
  Shares retired....................................   (235,647)   235,647           --
                                                      ---------   --------    ---------
Number of shares, May 31, 2002......................  8,331,132   (658,520)   7,672,612
                                                      =========   ========    =========

                          TEAM, INC. AND SUBSIDIARIES

     As of May 31, 2002, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.6 million on open market repurchases.

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

     Information about business segments for the fiscal years 2002, 2001 and 2000 is set forth below:

                         FISCAL YEAR ENDED MAY 31, 2002

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $74,513,000      $10,568,000      $        --   $85,081,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....   11,470,000          547,000       (4,779,000)    7,238,000
Interest..............................           --               --          892,000       892,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $11,470,000      $   547,000      $(5,671,000)  $ 6,346,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,644,000      $   684,000      $   365,000   $ 2,693,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,829,000      $   120,000           94,000   $ 2,043,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $35,430,000      $12,247,000      $ 3,512,000   $51,189,000
                                        ===========      ===========      ===========   ===========

                         FISCAL YEAR ENDED MAY 31, 2001

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $66,492,000      $ 9,151,000      $        --   $75,643,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....    9,831,000         (189,000)      (3,809,000)    5,833,000
Interest..............................           --               --        1,616,000     1,616,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $ 9,831,000      $  (189,000)     $(5,425,000)  $ 4,217,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,635,000      $   716,000      $   422,000   $ 2,773,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,351,000      $   153,000           59,000   $ 1,563,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $32,563,000      $12,011,000      $ 3,422,000   $47,996,000
                                        ===========      ===========      ===========   ===========

                          TEAM, INC. AND SUBSIDIARIES

                         FISCAL YEAR ENDED MAY 31, 2000

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $56,053,000      $10,583,000      $        --   $66,636,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....    7,267,000          777,000       (3,921,000)    4,123,000
Interest..............................           --               --        1,610,000     1,610,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $ 7,267,000      $   777,000      $(5,531,000)  $ 2,513,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,669,000      $   855,000      $   433,000   $ 2,957,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,190,000      $   304,000           31,000   $ 1,525,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $31,381,000      $12,616,000      $ 4,387,000   $48,384,000
                                        ===========      ===========      ===========   ===========

13. ACQUISITIONS

     In July 2001, the Company entered into an exchange agreement with the former owners of X-Ray Inspection, Inc. which was acquired by the Company in April 1999. Pursuant to the agreement, the Company's obligation for contingent future consideration (up to $2.5 million depending on future earnings of X-Ray) was cancelled in exchange for the issuance of options to acquire 100,000 of the Company's common stock (at $3.50 per share) and the nomination of the principal former owner of X-Ray to the Company's Board of Directors. The value of the options issued in exchange for the cancellation of the contingent future consideration ($283,000) was recorded as additional goodwill with an offsetting credit to additional paid-in capital.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 2002, and 2001 are shown below.

                                                                FISCAL 2002
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                           -----------   -----------   -----------   -----------
Revenues.................................  $19,828,000   $21,594,000   $19,047,000   $24,612,000
                                           ===========   ===========   ===========   ===========
Gross margin.............................  $ 8,183,000   $ 9,043,000   $ 7,879,000   $10,360,000
                                           ===========   ===========   ===========   ===========
Net income...............................      802,000     1,244,000       526,000     1,337,000
                                           ===========   ===========   ===========   ===========
Net income per share:
  Basic..................................  $      0.10   $      0.16   $      0.07   $      0.17
                                           ===========   ===========   ===========   ===========
  Diluted................................  $      0.10   $      0.15   $      0.06   $      0.16
                                           ===========   ===========   ===========   ===========

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

                                    PART III

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12 AND 13 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 2002, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                              PAGE
                                                              -----
Independent Auditors' Reports...............................  14&15
Consolidated Balance Sheets -- May 31, 2002 and 2001........     16
Consolidated Statements of Operations -- Years ended May 31,
  2002, 2001 and 2000.......................................     17
Consolidated Statements of Comprehensive Income -- Years
  ended May 31, 2002, 2001, 2000............................     18
Consolidated Statements of Stockholders' Equity -- Years
  ended May 31, 2002, 2001 and 2000.........................     19
Consolidated Statements of Cash Flows -- Years ended May 31,
  2002, 2001 and 2000.......................................     20
Notes to Consolidated Financial Statements..................     21

      2. Financial Statement Schedules

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         3.1*              --   Second Restated Articles of Incorporation of the Company, as
                                amended through August 31, 1999, (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999)
         3.2*              --   Bylaws of the Company (filed as Exhibit 4.2 to the Company's
                                Registration Statement on Form S-2, File No. 33-31663)
         4.1*              --   Certificate representing shares of common stock of Company
                                (filed as Exhibit 4(1) to the Company's Registration
                                Statement on Form S-1, File No. 2-68928)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
        10.1*#             --   Employment Agreements and Consulting and Salary Continuation
                                Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual
                                Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K
                                for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's
                                Quarterly Report on Form 10-Q for the quarter ended November
                                30, 1990)
        10.2*              --   Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company's Registration Statement on form S-8, File No.
                                333-74062)
        10.3*#             --   Team, Inc. Restated Non-Employee Directors' Stock Option
                                Plan as amended through March 28, 1996 (filed as Exhibit
                                10(z) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1996)
        10.4*#             --   Amendment dated January 9, 1997, to the Team, Inc. Restated
                                Non-Employee Directors Stock Option Plan (filed as Exhibit
                                10(m) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1997)
        10.5*#             --   Amendment dated January 29, 1998, to the Team, Inc. Restated
                                Non-Employee Directors Stock Option Plan (filed as Exhibit
                                10(k) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1997)
        10.6#              --   Amendment dated September 27, 2001 to the Team, Inc.
                                Restated Non-Employee Directors' Stock Option Plan
        10.7*#             --   Team, Inc. Officers' Restricted Stock Option Plan dated
                                December 14, 1995 (filed as Exhibit 10(dd) to the Company's
                                Annual Report on Form 10-K for the fiscal year ended May 31,
                                1996)
        10.8*#             --   First Amendment to the Consulting and Salary Continuation
                                Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                                Company's Quarterly Report on Form 10-Q for the Quarter
                                ended November 30, 1996)
        10.9*#             --   First Amendment to Employment Agreement by and between
                                Philip J. Hawk and Team, Inc. effective October 1, 2001
                                (filed as Exhibit 10.1 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended February 28, 2002)
        10.10*#            --   Incentive Stock Option Award Agreement by and between Philip
                                J. Hawk and Team, Inc. dated November 2, 1998 (filed as
                                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                                for the quarter ended November 30, 1998)
        10.11*#            --   Standard Restricted Stock Option Award Agreement by and
                                between Philip J. Hawk and Team, Inc. dated November 2, 1998
                                (filed as Exhibit 10.3 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended November 30, 1998)
        10.12*#            --   First Amendment to Price Vested Restricted Stock Option
                                Award Agreement by and between Philip J. Hawk and Team, Inc.
                                dated October 1, 2001 (filed as Exhibit 10.2 to the
                                Company's Quarterly Report on Form 10-Q for the quarter
                                ended February 28, 2002)
        10.12#             --   Second Amendment dated July 11, 2002 to Price Vested
                                Restricted Stock Option Award Agreement by and between
                                Philip J. Hawk and Team, Inc.
        10.14*#            --   Stock Purchase Agreement by and between Philip J. Hawk and
                                Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
        10.15*#            --   Incentive Stock Option Award Agreement by and between Philip
                                J. Hawk and Team, Inc. dated October 1, 2001 (filed as
                                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                                for the quarter ended February 28, 2002)
        10.16*             --   Stock Purchase Agreement by and between Team, Inc. and
                                Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company's Current Report on Form 8-K filed
                                June 8, 1998)
        10.17*             --   1998 Incentive Stock Option Plan dated January 29, 1998
                                (filed as Exhibit 10.3 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended February 28, 1998)
        10.18*             --   Credit Agreement dated August 28, 1998 among Team,
                                NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the
                                Company's Current Report on Form 8-K filed September 9,
                                1998)
        10.19#             --   Exchange Agreement by and among E. Patrick Manuel, B. Dal
                                Miller and Team, Inc. dated July 5, 2001.
        10.20#             --   Stock Option Agreement by and between B. Dal Miller and
                                Team, Inc. dated July 5, 2001.
        21*                --   Subsidiaries of the Company (filed as Exhibit 21 to the
                                Company's Annual Report on Form 10-K for the fiscal year
                                ended May 31, 1999)
        23.1               --   Consent of Independent Auditor -- KPMG LLP
        23.2               --   Consent of Independent Auditor -- Deloitte & Touche LLP
        99.1               --   Written Statement of the Chief Executive Officer of Team,
                                Inc. pursuant to 18 U.S.C. Section 1350
        99.2               --   Written Statement of the Chief Financial Officer of Team,
                                Inc. pursuant to 18 U.S.C. Section 1350.

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K.

     The Company filed two (2) reports on form 8-K during the fourth quarter, both covering Item 4, Changes in Registrants Certified Accountant. The dates of the reports were April 23, 2002 and May 2, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 28, 2002.

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

                 /s/ PHILIP J. HAWK                    Chief Executive Officer and          August 28, 2002
-----------------------------------------------------    Director
                  (Philip J. Hawk)

               /s/ GEORGE W. HARRISON                  Director                             August 28, 2002
-----------------------------------------------------
                (George W. Harrison)

              /s/ JACK M. JOHNSON, JR.                 Director                             August 28, 2002
-----------------------------------------------------
               (Jack M. Johnson, Jr.)

               /s/ E. THEODORE LABORDE                 Director                             August 28, 2002
-----------------------------------------------------
                (E. Theodore Laborde)

                /s/ E. PATRICK MANUEL                  Director                             August 28, 2002
-----------------------------------------------------
                 (E. Patrick Manuel)

                 /s/ LOUIS A. WATERS                   Director                             August 28, 2002
-----------------------------------------------------
                  (Louis A. Waters)

               /s/ SIDNEY B. WILLIAMS                  Director                             August 28, 2002
-----------------------------------------------------
                (Sidney B. Williams)

                   /s/ TED W. OWEN                     Vice President Chief Financial       August 28, 2002
-----------------------------------------------------    Officer (Principal Financial
                    (Ted W. Owen)                        Officer and Principal Accounting
                                                         Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         3.1*              --   Second Restated Articles of Incorporation of the Company, as
                                amended through August 31, 1999, (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999)
         3.2*              --   Bylaws of the Company (filed as Exhibit 4.2 to the Company's
                                Registration Statement on Form S-2, File No. 33-31663)
         4.1*              --   Certificate representing shares of common stock of Company
                                (filed as Exhibit 4(1) to the Company's Registration
                                Statement on Form S-1, File No. 2-68928)
        10.1*#             --   Employment Agreements and Consulting and Salary Continuation
                                Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual
                                Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K
                                for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's
                                Quarterly Report on Form 10-Q for the quarter ended November
                                30, 1990)
        10.2*              --   Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company's Registration Statement on form S-8, File No.
                                333-74062)
        10.3*#             --   Team, Inc. Restated Non-Employee Directors' Stock Option
                                Plan as amended through March 28, 1996 (filed as Exhibit
                                10(z) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1996)
        10.4*#             --   Amendment dated January 9, 1997, to the Team, Inc. Restated
                                Non-Employee Directors Stock Option Plan (filed as Exhibit
                                10(m) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1997)
        10.5*#             --   Amendment dated January 29, 1998, to the Team, Inc. Restated
                                Non-Employee Directors Stock Option Plan (filed as Exhibit
                                10(k) to the Company's Annual Report on Form 10-K for the
                                fiscal year ended May 31, 1997)
        10.6#              --   Amendment dated September 27, 2001 to the Team, Inc.
                                Restated Non-Employee Directors' Stock Option Plan
        10.7*#             --   Team, Inc. Officers' Restricted Stock Option Plan dated
                                December 14, 1995 (filed as Exhibit 10(dd) to the Company's
                                Annual Report on Form 10-K for the fiscal year ended May 31,
                                1996)
        10.8*#             --   First Amendment to the Consulting and Salary Continuation
                                Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                                Company's Quarterly Report on Form 10-Q for the Quarter
                                ended November 30, 1996)
        10.9*#             --   First Amendment to Employment Agreement by and between
                                Philip J. Hawk and Team, Inc. effective October 1, 2001
                                (filed as Exhibit 10.1 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended February 28, 2002)
        10.10*#            --   Incentive Stock Option Award Agreement by and between Philip
                                J. Hawk and Team, Inc. dated November 2, 1998 (filed as
                                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                                for the quarter ended November 30, 1998)
        10.11*#            --   Standard Restricted Stock Option Award Agreement by and
                                between Philip J. Hawk and Team, Inc. dated November 2, 1998
                                (filed as Exhibit 10.3 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended November 30, 1998)

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
        10.12*#            --   First Amendment to Price Vested Restricted Stock Option
                                Award Agreement by and between Philip J. Hawk and Team, Inc.
                                dated October 1, 2001 (filed as Exhibit 10.2 to the
                                Company's Quarterly Report on Form 10-Q for the quarter
                                ended February 28, 2002)
        10.12#             --   Second Amendment dated July 11, 2002 to Price Vested
                                Restricted Stock Option Award Agreement by and between
                                Philip J. Hawk and Team, Inc.
        10.14*#            --   Stock Purchase Agreement by and between Philip J. Hawk and
                                Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998)
        10.15*#            --   Incentive Stock Option Award Agreement by and between Philip
                                J. Hawk and Team, Inc. dated October 1, 2001 (filed as
                                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                                for the quarter ended February 28, 2002)
        10.16*             --   Stock Purchase Agreement by and between Team, Inc. and
                                Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company's Current Report on Form 8-K filed
                                June 8, 1998)
        10.17*             --   1998 Incentive Stock Option Plan dated January 29, 1998
                                (filed as Exhibit 10.3 to the Company's Quarterly Report on
                                Form 10-Q for the quarter ended February 28, 1998)
        10.18*             --   Credit Agreement dated August 28, 1998 among Team,
                                NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the
                                Company's Current Report on Form 8-K filed September 9,
                                1998)
        10.19#             --   Exchange Agreement by and among E. Patrick Manuel, B. Dal
                                Miller and Team, Inc. dated July 5, 2001.
        10.20#             --   Stock Option Agreement by and between B. Dal Miller and
                                Team, Inc. dated July 5, 2001.
        21*                --   Subsidiaries of the Company (filed as Exhibit 21 to the
                                Company's Annual Report on Form 10-K for the fiscal year
                                ended May 31, 1999)
        23.1               --   Consent of Independent Auditor -- KPMG LLP
        23.2               --   Consent of Independent Auditor -- Deloitte & Touche LLP
        99.1               --   Written Statement of the Chief Executive Officer of Team,
                                Inc. pursuant to 18 U.S.C. Section 1350
        99.2               --   Written Statement of the Chief Financial Officer of Team,
                                Inc. pursuant to 18 U.S.C. Section 1350.

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.