Form 10-Q
period 2002-08-31
TEAM INC
filed 2002-10-15
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                August 31, 2002
                               -------------------------------------------------

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period                           to
                          -------------------------    -------------------------

Commission file number                            0-9950
                       ---------------------------------------------------------

                                   TEAM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Texas                                   74-1765729
--------------------------------------      ------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)


200 Hermann Drive, Alvin, Texas                             77511
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (281) 331-6154
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

On October 11, 2002, there were 7,736,817 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                     INDEX

                                                                                     Page No.
                                                                                     --------
PART I.         FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Consolidated Condensed Balance Sheets --                     1
                             August 31, 2002 (Unaudited) and May 31, 2002

                           Consolidated Condensed Statements of Operations
                           (Unaudited) --                                               2
                             Three Months Ended August 31, 2002 and 2001

                           Consolidated Condensed Statements of Cash Flows
                           (Unaudited) --                                               3
                             Three Months Ended August 31, 2002 and 2001

                           Notes to Unaudited Consolidated Condensed
                           Financial Statements                                         4

                Item 2.    Management's Discussion and Analysis                         8
                             of Financial Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosure                     13
                             about Market Risk

                Item 4.    Controls and Procedures                                     13



PART II.        OTHER INFORMATION

                Item 1.    Legal Proceedings                                           13

                Item 6.    Exhibits and Reports on Form 8-K                            13



SIGNATURES                                                                             14

CERTIFICATIONS                                                                         15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   AUGUST 31,         MAY 31,
                     ASSETS                                           2002             2002
                                                                  ------------     ------------
                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                       $  1,821,000     $    823,000
  Accounts receivable, net of allowance for doubtful
    accounts of $549,000 and $511,000                               14,620,000       17,250,000
  Inventories                                                        9,030,000        8,802,000
  Prepaid expenses and other current assets                          1,650,000        1,198,000
                                                                  ------------     ------------
      Total Current Assets                                          27,121,000       28,073,000

Property, Plant and Equipment, net of accumulated
    depreciation of $16,194,000 and $15,719,000                     11,827,000       11,937,000

Goodwill, net of accumulated amortization
    of $922,000                                                     10,049,000       10,049,000

Other Assets                                                           992,000        1,130,000
                                                                  ------------     ------------
      Total Assets                                                $ 49,989,000     $ 51,189,000
                                                                  ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                               $  1,503,000     $  1,512,000
  Accounts payable                                                   1,601,000        2,953,000
  Accrued liabilities                                                4,239,000        4,294,000
  Income taxes payable                                                 520,000          621,000
                                                                  ------------     ------------
      Total Current Liabilities                                      7,863,000        9,380,000

Long-term debt                                                      11,188,000       11,978,000
Other long-term liabilities                                          1,390,000        1,476,000
Minority Interest                                                      201,000          173,000
                                                                  ------------     ------------
       Total liabilities                                            20,642,000       23,007,000
                                                                  ------------     ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,459,637 and 8,331,132 shares issued at
    August 31, 2002 and May 31, 2002, respectively                   2,538,000        2,499,000
  Additional paid-in capital                                        33,458,000       32,961,000
  Accumulated deficit                                               (3,522,000)      (4,670,000)
  Accumulated other comprehensive  loss                                (62,000)         (57,000)
  Treasury stock at cost, 721,320 and 658,520 shares                (3,065,000)      (2,551,000)
                                                                  ------------     ------------
      Total Stockholders' Equity                                    29,347,000       28,182,000
                                                                  ------------     ------------
      Total Liabilities and Stockholders' Equity                  $ 49,989,000     $ 51,189,000
                                                                  ============     ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    AUGUST 31,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
Revenues                                                   $ 22,008,000    $ 19,828,000
Operating expenses                                           12,977,000      11,645,000
                                                           ------------    ------------
   Gross Margin                                               9,031,000       8,183,000
Selling, general and administrative expenses                  6,993,000       6,578,000
Goodwill amortization                                              --            68,000
Non-cash G&A compensation cost                                   21,000            --
                                                           ------------    ------------
Earnings before interest and income taxes                     2,017,000       1,537,000
Interest                                                        159,000         240,000
                                                           ------------    ------------
Earnings before income taxes                                  1,858,000       1,297,000
Provision for income taxes                                      710,000         495,000
                                                           ------------    ------------
Net income                                                 $  1,148,000    $    802,000
                                                           ============    ============

Net income  per common share:
  Basic                                                    $       0.15    $       0.10
                                                           ============    ============
  Diluted                                                  $       0.14    $       0.10
                                                           ============    ============

Weighted average number of shares outstanding:
  Basic                                                       7,703,000       7,699,000
                                                           ============    ============
  Diluted                                                     8,490,000       7,984,000
                                                           ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              AUGUST 31,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                          $ 1,148,000     $   802,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and  amortization                                        608,000         659,000
    Allowance for doubtful accounts                                        73,000          10,000
    Equity in (earnings) loss of unconsolidated subsidiary                  1,000          (9,000)
    Non-cash G&A compensation cost                                         21,000              --
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                             2,557,000         611,000
        Inventories                                                      (228,000)       (180,000)
        Prepaid expenses and other current assets                        (351,000)       (484,000)
      Increase (decrease):
        Accounts payable                                               (1,352,000)        257,000
        Accrued liabilities                                               (35,000)        250,000
        Income taxes payable                                             (101,000)         (6,000)
                                                                      -----------     -----------
Net cash provided by operating activities                               2,341,000       1,910,000
                                                                      -----------     -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                   (351,000)       (446,000)
  Additions to Rental and Demo Machines                                   (91,000)        (17,000)
  Proceeds from sale of assets                                              8,000          29,000
  Other                                                                    46,000         (62,000)
                                                                      -----------     -----------
Net cash used in investing activities                                    (388,000)       (496,000)
                                                                      -----------     -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term liabilities         (858,000)       (489,000)
  Repurchase of common stock                                             (514,000)       (995,000)
  Issuance of common stock                                                417,000         123,000
                                                                      -----------     -----------
Net cash used in financing activities                                    (955,000)     (1,361,000)
                                                                      -----------     -----------

Net increase in cash and cash equivalents                                 998,000          53,000
Cash and cash equivalents at beginning of year                            823,000         968,000
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $ 1,821,000     $ 1,021,000
                                                                      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                            $   165,000     $   267,000
                                                                      ===========     ===========
  Income taxes paid                                                   $   776,000     $   502,000
                                                                      ===========     ===========



       See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2002 is derived from the May 31, 2002 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.'s ("the Company") annual report on Form 10-K for the fiscal year ended May 31, 2002.

     New Accounting Standards

          Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142") became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill as a charge to earnings effective as of the beginning of the current year.

          The following table sets forth the pro-forma impact on the prior year had the provisions of the new standard been applied as of June 1, 2001:

                                                         Three Months Ended
                                                             August 31,
                                                      --------------------------
                                                          2002            2001
                                                      ------------    ----------
     Reported net income                              $  1,148,000    $  802,000
     Add back: Goodwill amortization                          --          68,000
                                                      ------------    ----------
     Adjusted net income                              $  1,148,000    $  870,000
                                                      ============    ==========
          Basic earnings per share:
            Reported net income                       $       0.15    $     0.10
            Goodwill amortization                             --            0.01
            Adjusted net income                       $       0.15    $     0.11
                                                      ============    ==========
          Diluted earnings per share:
            Reported net income                       $       0.14    $     0.10
            Goodwill amortization                             --            0.01
            Adjusted net income                       $       0.14    $     0.11
                                                      ============    ==========

          Under the transition provisions of SFAS No. 142, the Company has until November 30, 2002 to test goodwill for impairment. Any impairment charge resulting from the initial application of the new standard would then be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill will be tested for impairment at least annually and impairment losses will, generally, be presented in the operating section of the income statement. The Company is working on the first step of the transitional goodwill impairment test using cash flow and EBITDA multiple models to assess the goodwill in both the industrial services business segment ($7.1 million) and in the equipment sales and rental business segment ($2.9 million). Based upon the initial testing management currently believes that there will be no goodwill impairment as of June 1, 2002.

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

2.   Dividends and Stock Repurchases

          No dividends were paid during the three months ended August 31, 2002. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

          In the three months ended August 31, 2002, the Company reacquired 62,800 shares pursuant to an open-market repurchase plan at a weighted average price of $8.18 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

          The Company is authorized by it Board of Directors and lender to expend up to an additional $1.0 million on open market repurchases.

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

4.   Inventories

          Inventories consist of:

                                                          August 31,        May 31,
                                                            2002             2002
                                                         ------------    ------------
     Raw materials                                       $  1,009,000    $    953,000
     Finished goods and work in progress                    8,021,000       7,849,000
                                                         ------------    ------------
         Total                                           $  9,030,000    $  8,802,000
                                                         ============    ============


5.  Long-term debt

          Long-term debt consists of:

                                                          August 31,       May 31,
                                                             2002           2002
                                                         ------------    ------------
     Revolving loan                                      $  5,500,000    $  5,919,000
     Term and mortgage notes                                7,170,000       7,540,000
     Capital lease obligations                                 21,000          31,000
                                                         ------------    ------------
                                                           12,691,000      13,490,000
     Less current portion                                   1,503,000       1,512,000
                                                         ------------    ------------
           Total                                         $ 11,188,000    $ 11,978,000
                                                         ============    ============


6.   Industry Segment Information

          The Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and NDT inspection. The equipment sales and rental segment is comprised solely of the operations of a wholly owned subsidiary, Climax Portable Machine Tools, Inc.

          The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedules. Interest is not allocated down to the segments.

THREE MONTHS ENDED AUGUST 31, 2002

                                            Industrial    Equipment       Corporate
                                             Services   Sales & Rentals    & Other          Total
                                           -----------  ---------------  -----------     -----------
     Revenues                              $19,032,000    $ 2,976,000    $      --       $22,008,000
                                           ===========    ===========    ===========     ===========
     Earnings before interest & taxes        2,812,000        256,000     (1,051,000)      2,017,000
     Interest                                     --             --          159,000         159,000
                                           -----------    -----------    -----------     -----------
     Earnings before income taxes            2,812,000        256,000     (1,210,000)      1,858,000
                                           ===========    ===========    ===========     ===========
     Depreciation and amortization             362,000        146,000        100,000         608,000
                                           ===========    ===========    ===========     ===========
     Capital expenditures                      324,000          9,000         18,000         351,000
                                           ===========    ===========    ===========     ===========
     Identifiable assets                   $33,855,000    $11,738,000    $ 4,396,000     $49,989,000
                                           ===========    ===========    ===========     ===========

THREE MONTHS ENDED AUGUST 31, 2001

                                            Industrial    Equipment       Corporate
                                             Services   Sales & Rentals    & Other          Total
                                           -----------  ---------------  -----------     -----------
     Revenues                              $17,348,000    $ 2,480,000    $      --       $19,828,000
                                           ===========    ===========    ===========     ===========
     Earnings before interest & taxes        2,507,000          4,000       (974,000)      1,537,000
     Interest                                     --             --          240,000         240,000
                                           -----------    -----------    -----------     -----------
     Earnings before income taxes            2,507,000          4,000     (1,214,000)      1,297,000
                                           ===========    ===========    ===========     ===========
     Depreciation and amortization             406,000        171,000         82,000         659,000
                                           ===========    ===========    ===========     ===========
     Capital expenditures                      376,000         30,000         40,000         446,000
                                           ===========    ===========    ===========     ===========
     Identifiable assets                   $32,161,000    $11,606,000    $ 4,259,000     $48,026,000
                                           ===========    ===========    ===========     ===========

7.   Comprehensive income

     Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

     Comprehensive income is as follows:

                                                                             Three Months Ended
                                                                                  August 31,
                                                                         ---------------------------
                                                                            2002              2001
                                                                         -----------       ---------
     Net income                                                          $ 1,148,000       $ 802,000
     Other comprehensive loss:
        Unrealized loss on derivative instruments
           net of $3,000 and $38,000 tax benefit, respectively                (5,000)        (65,000)
                                                                         -----------       ---------

     Comprehensive income                                                $ 1,143,000       $ 737,000
                                                                         ===========       =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 2001

     Revenues for the quarter ended August 31, 2002 were $22.0 million compared to $19.8 million for the corresponding period of the preceding year. Operating margins (shown as "gross margin" in the Consolidated Condensed Statements of Operations) were 41.0% of revenues in the first quarter of fiscal 2002, a slight decrease from 41.3% in the same quarter last year. Net income increased to $1,148 thousand ($.14 per share) as compared to $802 thousand ($.10 per share) in last year's quarter.

     Industrial services segment revenues were $19.0 million in the August 2002 quarter, an increase of $1.7 million (10%) over the prior year. The following table sets forth the revenue composition of industrial services between newer service lines (NDT inspection, field machining and technical bolting) and our traditional service offerings (principally, leak repair, hot tapping, and fugitive emissions monitoring) for the August 31 quarter:

                                                                                        INCREASE
                                                                                    -----------------
                                               2002                2001                  $        %
                                          ------------         ------------
Traditional services                      $ 13,251,000         $ 12,233,000         $ 1,018,000    8%
New services                                 5,781,000            5,115,000           $ 666,000   13%
                                          ------------         ------------         -----------------
                                          $ 19,032,000         $ 17,348,000         $ 1,684,000   10%
                                          ============         ============         =================


     The 8% increase in revenues from traditional services is attributable, in part, to two new multi-service, multi-location contracts that came on stream during the last quarter of fiscal 2002. We believe that we operated in a very difficult market in the August 2002 quarter due to tight operating margins experienced by many of our customers. While demand for our traditional services is, generally, a function of the population of high-temperature, high-pressure piping systems it is also somewhat related, especially for leak repair and hot tapping, to the operating performance of our customers--particularly in the refining, pipeline, and petrochemical industries. Generally, as those customers' margins improve, more funds are expended for the specialized industrial services that we offer. Conversely, as margins deteriorate, discretionary maintenance projects might be deferred.

     Growth in new services came entirely from field machining and technical bolting services. Inspection (which comprises about $3.8 million of new service revenues) was basically flat year over year, due primarily to a decline in pipeline-associated activity. We believe that much of this decline in activity is temporary in nature and is associated with general financial pressures facing many of our large, diversified energy customers.

     While industrial services segment revenues were up 10% in the aggregate, operating profits for that segment (earnings before interest and taxes) were up 12%, increasing to $2.8 million in the August 2002 quarter versus $2.5 million in the same quarter last year. Operating margins were negatively impacted by substantial increases in liability and casualty insurance costs, which were up by more than $100 thousand (40%) year over year, and by an additional bad debt reserve of approximately $70 thousand.

     The equipment sales and rental segment (the "Climax" business) continued to report substantially improved results in the August 2002 quarter, with revenues of $3.0 million versus $2.5 million in the same quarter last year, an increase of 20%. The operating profit of this segment was $256 thousand compared to basically a break-even quarter last year. The improved operating profit reflects a slightly lower operating margin (42.9% in 2002 versus 43.5% in 2001) coupled with an overall 5.2% reduction in selling, general and administrative costs due to the personnel reductions implemented in December 2001.

     Total corporate general and administrative costs were $1,051 thousand in the August 2002 quarter, versus $974 thousand in the same quarter last year. The increase of $77 thousand is due primarily to non-cash compensation G&A cost of $20 thousand, coupled with increased investor relations activities ($30 thousand).

     Interest expense was $81 thousand less in the current year's quarter than in the same quarter last year due to 1) a significant reduction in the amount of debt outstanding during the quarter and 2) general rate reductions by the Federal Reserve Bank over the past year.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2002, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $8.6 million, which is virtually the same as at May 31, 2002. During the August 2002 quarter, we reduced our total outstanding debt by $800 thousand as a result of cash flow from operations. We generally utilize excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. However, cash balances increased by $1 million from May 31, 2002 since there was no additional debt that could be repaid until September 2002, which was the earliest maturity of outstanding debt at the end of the quarter.

     In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

     We have a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2003, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2003. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At August 31, 2002, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at August 31, 2002 is approximately 4.2%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

         The Company entered into an interest rate swap agreement that expires in September 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.7 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a negative mark-to-market value of approximately $100,000 and $92,000 at August 31, 2002 and May 31, 2002, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At August 31, 2002, the Company was in compliance with all credit facility covenants.

     At August 31, 2002, the Company was contingently liable for $1.6 million in outstanding stand-by letters of credit and, at that date, approximately $5.4 million was available to borrow under the credit facility.

CRITICAL ACCOUNTING POLICIES

     Goodwill - The Company has $10.0 million of recorded goodwill associated with business acquisitions made in fiscal year 1999. Of that amount, approximately $7.1 million is associated with the industrial services segment and $2.9 million is associated with the equipment sales and rental business. Through May 31, 2002, goodwill was being amortized over 40 years and its carrying value was periodically evaluated using management's estimate of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, there has been no impairment of the Company's recorded goodwill. Effective at the beginning of the Company's current fiscal year, June 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized but be reviewed for impairment at least annually using a methodology that is different than the methodology required under SFAS No. 121. Management is presently evaluating the impact of SFAS No. 142 on the consolidated financial statements. At present, management does not expect there to be any adjustment to the carrying value of goodwill as a result of the adoption of SFAS No. 142.

     Revenue Recognition - The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining and inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

     Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of August 31, 2002 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

     Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings in Part II. In management's opinion, an adequate accrual has been made as of August 31, 2002 and May 31, 2002 to provide for any losses that may arise from these contingencies.

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

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142") became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill as a charge to earnings effective as of the beginning of the current year.

     Under the transition provisions of SFAS No. 142, the Company has until November 30, 2002 to test goodwill for impairment. Any impairment charge resulting from the initial application of the new standard would then be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill will be tested for impairment at least annually and impairment losses will, generally, be presented in the operating section of the income statement. The Company is working on the first step of the transitional goodwill impairment test using cash flow and EBITDA multiple models to assess the goodwill in both the industrial services business segment ($7.1 million) and in the equipment sales and rental business segment ($2.9 million). Based upon the initial testing management currently believes that there will be no goodwill impairment as of June 1, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first three months of fiscal 2003 in the Company's market risk sensitive instruments.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's chief executive officer and its chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report and have concluded that such controls are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and in September 2002, a judgment was entered against the Company, with respect to one of the two plaintiffs, in the amount of $302,500 plus legal fees and costs of approximately $46 thousand. With respect to the second plaintiff, the Court set aside the jury verdict and granted the Company's motion for a new trial on a specific issue. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual has been made in the financial statements as of August 31, 2002 and May 31, 2002 to provide for the probable amount of loss in this case.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number                        Description
    -------                       -----------

     99.1       Certification for Chief Executive Officer

     99.2       Certification for Chief Financial Officer

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          TEAM, INC
                                          (Registrant)


Date:  October 15, 2002

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

                                 CERTIFICATIONS



I, Philip J. Hawk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Team, Inc., ("Team");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Team's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Team's other certifying officer and I have disclosed, based on our most recent evaluation, to Team's auditors and audit committee of Team's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Team's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

                                          /s/ PHILIP J. HAWK
                                          -------------------------------------
                                          Philip J. Hawk
                                          Chief Executive Officer

I, Ted W. Owen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Team, Inc., ("Team");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Team's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Team's other certifying officer and I have disclosed, based on our most recent evaluation, to Team's auditors and audit committee of Team's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Team's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

                                            /s/ TED W. OWEN
                                            ---------------------------------
                                            Ted W. Owen
                                            Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

    Exhibit
    Number                        Description
    -------                       -----------

     99.1       Certification for Chief Executive Officer

     99.2       Certification for Chief Financial Officer