Form 10-Q
period 2002-11-30
TEAM INC
filed 2003-01-14
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               NOVEMBER 30, 2002
                              --------------------------------------------------

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

         On January 9, 2003, there were 7,750,137 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

                                                                                               Page No.
                                                                                               --------
         PART I.           FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                                    Consolidated Condensed Balance Sheets --                       1
                                      November 30, 2002 (Unaudited) and May 31, 2002

                                    Consolidated Condensed Statements of Operations
                                    (Unaudited) --                                                 2
                                      Three Months and Six Months Ended
                                      November 30, 2002 and 2001

                                    Consolidated Condensed Statements of Cash Flows
                                    (Unaudited) --                                                 3
                                      Six Months Ended
                                      November 30, 2002 and 2001


                                    Notes to Unaudited Consolidated Condensed
                                      Financial Statements                                         4

                           Item 2.  Management's Discussion and Analysis                          10
                                      of Financial Condition and Results of Operations

                           Item 3.  Quantitative and Qualitative Disclosure                       15
                                      about Market Risk

                           Item 4.  Controls and Procedures                                       15



         PART II.          OTHER INFORMATION

                           Item 1.  Legal Proceedings                                             15

                           Item 4.  Submission of Matters to a Vote of Security Holders           16

                           Item 6.  Exhibits and Reports on Form 8-K                              16



         SIGNATURES                                                                               17

         CERTIFICATIONS                                                                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              NOVEMBER 30,       MAY 31,
                                   ASSETS                                         2002            2002
                                                                              ------------    ------------
                                                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                                                   $    643,000    $    823,000
  Accounts receivable, net of allowance for doubtful
    accounts of $565,000 and $511,000                                           16,511,000      17,250,000
  Inventories                                                                    9,166,000       8,802,000
  Prepaid expenses and other current assets                                      1,628,000       1,198,000
                                                                              ------------    ------------
      Total Current Assets                                                      27,948,000      28,073,000

Property, Plant and Equipment, net of accumulated
    depreciation of $16,444,000 and $15,719,000                                 11,983,000      11,937,000

Goodwill, net of accumulated amortization
    of $922,000                                                                 10,049,000      10,049,000

Other Assets                                                                       892,000       1,130,000
                                                                              ------------    ------------
      Total Assets                                                            $ 50,872,000    $ 51,189,000
                                                                              ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                           $  1,494,000    $  1,512,000
  Accounts payable                                                               1,888,000       2,953,000
  Accrued liabilities                                                            4,770,000       4,294,000
  Income taxes payable                                                               3,000         621,000
                                                                              ------------    ------------
      Total Current Liabilities                                                  8,155,000       9,380,000

Long-term debt                                                                  10,368,000      11,978,000
Other long-term liabilities                                                      1,353,000       1,476,000
Minority interest                                                                  241,000         173,000
                                                                              ------------    ------------
       Total Liabilities                                                        20,117,000      23,007,000
                                                                              ------------    ------------

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,522,137 and 8,331,132 shares issued at
    November 30, 2002 and May 31, 2002, respectively                             2,557,000       2,499,000
  Additional paid-in capital                                                    33,738,000      32,961,000
  Accumulated deficit                                                           (2,158,000)     (4,670,000)
  Accumulated other comprehensive  loss                                            (52,000)        (57,000)
  Treasury stock at cost, 756,400 and 658,520 shares                            (3,330,000)     (2,551,000)
                                                                              ------------    ------------
      Total Stockholders' Equity                                                30,755,000      28,182,000
                                                                              ------------    ------------
      Total Liabilities and Stockholders' Equity                              $ 50,872,000    $ 51,189,000
                                                                              ============    ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        NOVEMBER 30,                  NOVEMBER 30,
                                                     2002           2001           2002           2001
                                                 ------------   ------------   ------------   ------------
Revenues                                         $ 23,160,000   $ 21,594,000   $ 45,168,000   $ 41,422,000
Operating expenses                                 13,553,000     12,551,000     26,530,000     24,196,000
                                                 ------------   ------------   ------------   ------------
   Gross Margin                                     9,607,000      9,043,000     18,638,000     17,226,000
Selling, general and administrative expenses        7,209,000      6,707,000     14,202,000     13,285,000
Goodwill amortization                                      --         69,000             --        137,000
Non-cash compensation cost                             31,000             --         52,000             --
                                                 ------------   ------------   ------------   ------------
Earnings  before interest and taxes                 2,367,000      2,267,000      4,384,000      3,804,000
Interest expense, net                                 156,000        257,000        315,000        497,000
                                                 ------------   ------------   ------------   ------------
Earnings  before income taxes                       2,211,000      2,010,000      4,069,000      3,307,000
Provision  for income taxes                           847,000        766,000      1,557,000      1,261,000
                                                 ------------   ------------   ------------   ------------
Net income                                       $  1,364,000   $  1,244,000   $  2,512,000   $  2,046,000
                                                 ============   ============   ============   ============

Net income per common share:
  Basic                                          $       0.18   $       0.16   $       0.33   $       0.27
                                                 ============   ============   ============   ============
  Diluted                                        $       0.16   $       0.15   $       0.30   $       0.25
                                                 ============   ============   ============   ============

Weighted average number of shares outstanding:
  Basic                                             7,756,000      7,640,000      7,729,000      7,670,000
                                                 ============   ============   ============   ============
  Diluted                                           8,477,000      8,185,000      8,503,000      8,116,000
                                                 ============   ============   ============   ============



       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                       2002            2001
                                                                   ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                       $  2,512,000    $  2,046,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and  amortization                                    1,309,000       1,352,000
    Allowance for doubtful accounts                                      54,000          10,000
    Equity in earnings of unconsolidated subsidiary                     (34,000)        (11,000)
    Non-cash compensation cost                                           52,000              --

    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                             685,000        (223,000)
        Inventories                                                    (364,000)       (413,000)
        Prepaid expenses and other current assets                      (243,000)       (299,000)
      Increase (decrease):
        Accounts payable                                             (1,065,000)          4,000
        Accrued liabilities                                             572,000         (81,000)
        Income taxes payable                                           (618,000)         18,000
                                                                   ------------    ------------
Net cash provided by  operating activities                            2,860,000       2,403,000
                                                                   ------------    ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (827,000)       (951,000)
  Net additions to rental and demo machines                            (334,000)       (242,000)
  Proceeds from sale of assets                                           17,000          57,000
  Other                                                                  62,000        (118,000)
                                                                   ------------    ------------
Net cash provided by (used in) investing activities                  (1,082,000)     (1,254,000)
                                                                   ------------    ------------

Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term liabilities     (1,747,000)       (925,000)
  Net borrowings under revolving credit facility                             --       1,737,000
  Repurchase of common stock                                           (779,000)     (1,668,000)
  Issuance of common stock in exercise of stock options                 568,000         330,000
                                                                   ------------    ------------
Net cash used in financing activities                                (1,958,000)       (526,000)
                                                                   ------------    ------------

Net increase in cash and cash equivalents                              (180,000)        623,000
Cash and cash equivalents at beginning of year                          823,000         968,000
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $    643,000    $  1,591,000
                                                                   ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $    315,000    $    516,000
                                                                   ============    ============
  Income taxes paid                                                $  1,950,000    $  1,243,000
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

         The following table sets forth the pro-forma impact on the prior year had the provisions of the new standard been applied as of June 1, 2001:

                                       Three Months Ended             Six Months Ended
                                          November 30,                  November 30,
                                   ---------------------------   ---------------------------
                                       2002           2001           2002           2001
                                   ------------   ------------   ------------   ------------
Reported net income                $  1,364,000   $  1,244,000   $  2,512,000   $  2,046,000
Add back: Goodwill amortization              --         69,000             --        137,000
                                   ------------   ------------   ------------   ------------
Adjusted net income                $  1,364,000   $  1,313,000   $  2,512,000   $  2,183,000
                                   ============   ============   ============   ============
     Basic earnings per share:
       Reported net income         $       0.18   $       0.16   $       0.33   $       0.27
       Goodwill amortization                 --           0.01             --           0.02
                                   ------------   ------------   ------------   ------------
       Adjusted net income         $       0.18   $       0.17   $       0.33   $       0.29
                                   ============   ============   ============   ============
     Diluted earnings per share:
       Reported net income         $       0.16   $       0.15   $       0.30   $       0.25
       Goodwill amortization                 --           0.01             --           0.02
                                   ------------   ------------   ------------   ------------
       Adjusted net income         $       0.16   $       0.16   $       0.30   $       0.27
                                   ============   ============   ============   ============

          The Company has completed the initial impairment test required by SFAS No. 142 and has preliminarily determined that there is no impairment of goodwill as of June 1, 2002, the beginning of the fiscal year. Goodwill will be tested for impairment at least annually hereafter, and impairment losses, if any, will be presented in the operating section of the income statement.

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

2.   Dividends and Stock Repurchases

          No dividends were paid during the six months ended November 30, 2002 or 2001. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

          In the six months ended November 30, 2002, the Company reacquired 97,880 shares pursuant to an open-market repurchase plan at a weighted average price of $7.96 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock. Cumulatively, since the inception of the stock repurchase program in July 2000, the Company has reacquired 982,347 shares at a total cost of $4.0 million.

          In January 2003, the Board of Directors increased the Company's authority to repurchase its common stock on the open market to an additional $2.5 million plus the amount of proceeds from stock option exercises. This approval follows a similar authority given by the Company's senior lender in December 2002 in connection with an amendment to the Company's credit facility.

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

4.   Inventories

          Inventories consist of :

                                      November 30,      May 31,
                                          2002           2002
                                      ------------   ------------
Raw materials                         $    986,000   $    953,000
Finished goods and work in progress      8,180,000      7,849,000
                                      ------------   ------------
    Total                             $  9,166,000   $  8,802,000
                                      ============   ============

5.   Long-term debt

          Long-term debt consists of:

                            November 30,      May 31,
                                2002           2002
                            ------------   ------------
Revolving loan              $  5,050,000   $  5,919,000
Term and mortgage notes        6,799,000      7,540,000
Capital lease obligations         13,000         31,000
                            ------------   ------------
                              11,862,000     13,490,000
Less current portion           1,494,000      1,512,000
                            ------------   ------------
      Total                 $ 10,368,000   $ 11,978,000
                            ============   ============

          In December 2002, the Company extended its loan agreements to expire in September 2005 and to increase its authority to repurchase stock to $2.5 million plus proceeds from exercises of stock options.

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

          Pursuant to SFAS No. 131, the Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and inspection. The equipment sales and rental segment is comprised solely of the operations of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc.

          The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedule. Interest is not allocated down to the segments.

THREE MONTHS ENDED NOVEMBER 30, 2002

                                   Industrial       Equipment       Corporate
                                    Services     Sales & Rentals     & Other         Total
                                   -----------   ---------------   -----------    -----------
Revenues                           $20,718,000   $     2,442,000   $        --    $23,160,000
                                   ===========   ===============   ===========    ===========
Earnings before interest & taxes     3,482,000           138,000    (1,253,000)     2,367,000
Interest expense, net                       --                --       156,000        156,000
                                   -----------   ---------------   -----------    -----------
Earnings before income taxes         3,482,000           138,000    (1,409,000)     2,211,000
                                   ===========   ===============   ===========    ===========
Depreciation and amortization          433,000           156,000       113,000        702,000
                                   ===========   ===============   ===========    ===========
Capital expenditures                   396,000            56,000        24,000        476,000
                                   ===========   ===============   ===========    ===========
Identifiable assets                $36,397,000   $    11,132,000   $ 3,343,000    $50,872,000
                                   ===========   ===============   ===========    ===========

THREE MONTHS ENDED NOVEMBER 30, 2001

                                   Industrial       Equipment       Corporate
                                    Services     Sales & Rentals     & Other         Total
                                   -----------   ---------------   -----------    -----------
Revenues                           $19,148,000   $     2,446,000   $        --    $21,594,000
                                   ===========   ===============   ===========    ===========
Earnings before interest & taxes     3,226,000            37,000      (996,000)     2,267,000
Interest expense, net                       --                --       257,000        257,000
                                   -----------   ---------------   -----------    -----------
Earnings before income taxes         3,226,000            37,000    (1,253,000)     2,010,000
                                   ===========   ===============   ===========    ===========
Depreciation and amortization          429,000           171,000        93,000        693,000
                                   ===========   ===============   ===========    ===========
Capital expenditures                   400,000            57,000        48,000        505,000
                                   ===========   ===============   ===========    ===========
Identifiable assets                $33,050,000   $    12,127,000   $ 4,381,000    $49,558,000
                                   ===========   ===============   ===========    ===========

SIX MONTHS ENDED NOVEMBER 30, 2002

                                   Industrial       Equipment       Corporate
                                    Services     Sales & Rentals     & Other         Total
                                   -----------   ---------------   -----------    -----------
Revenues                           $39,750,000   $     5,418,000   $        --    $45,168,000
                                   ===========   ===============   ===========    ===========
Earnings before interest & taxes     6,294,000           394,000    (2,304,000)     4,384,000
Interest expense, net                       --                --       315,000        315,000
                                   -----------   ---------------   -----------    -----------
Earnings before income taxes         6,294,000           394,000    (2,619,000)     4,069,000
                                   ===========   ===============   ===========    ===========
Depreciation and amortization          794,000           302,000       213,000      1,309,000
                                   ===========   ===============   ===========    ===========
Capital expenditures                   720,000            65,000        42,000        827,000
                                   ===========   ===============   ===========    ===========
Identifiable assets                $36,397,000   $    11,132,000   $ 3,343,000    $50,872,000
                                   ===========   ===============   ===========    ===========

SIX MONTHS ENDED NOVEMBER 30, 2001

                                   Industrial       Equipment       Corporate
                                    Services     Sales & Rentals     & Other         Total
                                   -----------   ---------------   -----------    -----------
Revenues                           $36,496,000   $     4,926,000   $        --    $41,422,000
                                   ===========   ===============   ===========    ===========
Earnings before interest & taxes     5,733,000            41,000    (1,970,000)     3,804,000
Interest expense, net                       --                --       497,000        497,000
                                   -----------   ---------------   -----------    -----------
Earnings before income taxes         5,733,000            41,000    (2,467,000)     3,307,000
                                   ===========   ===============   ===========    ===========
Depreciation and amortization          835,000           342,000       175,000      1,352,000
                                   ===========   ===============   ===========    ===========
Capital expenditures                   776,000            87,000        88,000        951,000
                                   ===========   ===============   ===========    ===========
Identifiable assets                $33,050,000   $    12,127,000   $ 4,381,000    $49,558,000
                                   ===========   ===============   ===========    ===========

7.   Comprehensive income

          Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

                                                             Three Months Ended               Six Months Ended
                                                                November 30,                    November 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Net income                                              $  1,364,000    $  1,244,000    $  2,512,000    $  2,046,000
Other comprehensive loss:
     Unrealized gain/(loss) on derivative instruments         16,000         (38,000)          8,000        (141,000)
     Tax benefit/(expense)                                    (6,000)         15,000          (3,000)         53,000
                                                        ------------    ------------    ------------    ------------

Comprehensive income                                    $  1,374,000    $  1,221,000    $  2,517,000    $  1,958,000
                                                        ============    ============    ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED
     TO THREE MONTHS ENDED NOVEMBER 30, 2001

     Revenues for the quarter ended November 30, 2002 were $23.2 million compared to $21.6 million for the corresponding period of the preceding year. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) declined slightly to 41.5% of revenues in the current year quarter versus 41.9% in the same quarter last year and net income increased to $1.4 million ($.16 per share-diluted) as compared to $1.2 million ($.15 per share) in last year's quarter.

     Industrial services segment revenues were $20.7 million in the current quarter, an increase of $1.6 million (8%) over the prior year. The following table sets forth the revenue composition of industrial services between newer service lines (NDT inspection, field machining and technical bolting) and our traditional service offerings (principally, leak repair, hot tapping, and fugitive emissions monitoring) for the November 30 quarter:

                                                           INC. (DEC.)
                                                     ---------------------
                           2002           2001            $             %
                       ------------   ------------
Traditional services   $ 14,610,000   $ 12,915,000   $  1,695,000       13%
New services              6,108,000      6,233,000   $   (125,000)      (2)%
                       $ 20,718,000   $ 19,148,000   $  1,570,000        8%

     The decline in new service revenues for the current year quarter is isolated to NDT inspection, which experienced a 15% decline in revenues in the quarter, due principally to lower pipeline and major turnaround activity that was further depressed by poor weather conditions along the Gulf Coast during October. Other new services (field machining and bolting) continued to grow robustly--with an increase of 25% over last year reflecting our continued penetration of these offerings with our existing customers.

     Revenues from our traditional service offerings (leak repair, emissions control monitoring, hot tapping and concrete repair) were up 13% compared to last year's quarter. Approximately half of that growth came from the addition of two multi-service, multi-location contracts which commenced in the fourth quarter of fiscal 2002, with the remainder of the growth coming from a general increase in market share in spite of very tough market conditions facing most of our served industry groups.

     Operating profits for the industrial segment (earnings before interest and taxes) were up 8%, increasing to $3.5 million in the current year quarter versus $3.2 million in last year's quarter.

     The equipment sales and rental segment (the "Climax" business) reported substantially improved results in the current quarter, with operating profits of $138 thousand versus $37 thousand in last year's second quarter. This profit improvement came on relatively flat revenues of $2.4 million in each year's quarter and resulted from the implementation of a cost reduction program in the third quarter of last year.

     Corporate and other expenses for the second quarter were $257 thousand higher than last year, primarily resulting from increased legal defense costs associated with litigation discussed in Part II, Item 1., "Legal

Proceedings". Management expects legal defense costs to be approximately $100 thousand per quarter for the next few quarters.

     Interest expense was $100 thousand less in the current year's quarter than in the same quarter last year due to 1) a significant reduction in the amount of debt outstanding during the quarter, 2) general rate reductions by the Federal Reserve Bank over the past year.

SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED
     TO SIX MONTHS ENDED NOVEMBER 30, 2001

     Revenues for the six months ended November 30, 2002 were $45.2 million compared to $41.4 million for the corresponding period of the preceding year, an increase of 9%. Operating margins declined slightly to 41.3% of revenues in the first half of fiscal 2003 versus 41.6% in the same period last year and net income increased to $2.5 million ($0.30 per share-diluted) as compared to $2.0 million ($0.25 per share) in fiscal 2002--an improvement of 23%.

     The following table sets forth the composition of the industrial services segment revenues for the six-month periods:

                                                          INC. (DEC.)
                                                     --------------------
                           2002           2001            $            %
                       ------------   ------------
Traditional services   $ 27,861,000   $ 25,148,000   $  2,713,000      11%
New services             11,889,000     11,348,000   $    541,000       5%
                       ------------   ------------   ------------     ---
                       $ 39,750,000   $ 36,496,000   $  3,254,000       9%
                       ============   ============   ============     ===

     Reasons for year over year changes are generally consistent with the above discussion for the second quarter comparison. Approximately half of the increase in traditional services came from the multi-plant, multi-location contracts that commenced in the fourth quarter of fiscal 2002 and the growth in new services was negatively impacted by market and weather conditions in the NDT inspection line (with revenues declining 2% year over year).

     Operating profits for the industrial segment (earnings before interest and taxes) were up 10%, increasing to $6.3 million in the first half of fiscal 2003 versus $5.7 million last year.

     The discussion of the Climax segment for the six-month period mirrors the three-month discussion above. The business reported substantially improved results in the first half of fiscal 2003, with revenues of $5.4 million versus $4.9 million in the same period last year. Operating profits were $394 thousand year to date in fiscal 2003, versus only $41 thousand in the fiscal 2002 period, reflecting the cost improvements implemented in the third quarter last year.

     On a year to date basis, corporate general and administrative expenses were up approximately $334 thousand over last year, due primarily to increased legal costs discussed above and as a result of the non-cash compensation charge ($52 thousand) associated with performance based stock options.

     Interest costs for the six-month period of $315 thousand were $182 thousand less than incurred in the six-month period of last year for the reasons discussed in the three-month analysis above.


LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2002, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $9 million, which is up slightly from May 31, 2002. Since the end of the last fiscal year, we have reduced our total outstanding debt by $1.6 million as a result of cash flow from operations. We generally utilize excess operating funds to automatically reduce the amount outstanding under the revolving credit facility.

     In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

     We have a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At November 30, 2002, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at November 30, 2002 is approximately 4.4%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

     The Company entered into an interest rate swap agreement that expires in September 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.6 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements, which have no carrying value, had a negative mark-to-market value of approximately $84,000 and $92,000 at November 30, 2002 and May 31, 2002, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At November 30, 2002, the Company was in compliance with all credit facility covenants.

At November 30, 2002, the Company was contingently liable for $1.9 million in outstanding stand-by letters of credit and, at that date, approximately $5.2 million was available to borrow under the credit facility.

CRITICAL ACCOUNTING POLICIES

          Goodwill - The Company has $10.0 million of recorded goodwill associated with business acquisitions made in fiscal year 1999. Of that amount, approximately $7.1 million is associated with the industrial services segment and $2.9 million is associated with the equipment sales and rental business. Through May 31, 2002, goodwill was being amortized over 40 years and its carrying value was periodically evaluated using management's estimate of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, there has been no impairment of the Company's recorded goodwill. Effective at the beginning of the Company's current fiscal year, June 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized but be reviewed for impairment at least annually using a methodology that is different than the methodology required under SFAS No. 121. Management has evaluated the impact of SFAS No. 142 on the consolidated financial statements and determined that no adjustment is needed to the carrying value of goodwill as a result of the implementation adoption of SFAS No. 142.

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

          Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. A valuation allowance is provided for the net deferred tax asset amounts that are not likely to be realized. As of November 30, 2002 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

          Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings in Part II below. In management's opinion, an adequate accrual has been made as of November 30, 2002 to provide for any losses that may arise from these contingencies.

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

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142") became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill as a charge to earnings effective as of the beginning of the current year. See also the above discussion of goodwill under "Critical Accounting Policies".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first six months of fiscal 2003 in the Company's market risk sensitive instruments.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 2002, The Company settled a lawsuit with respect to one of two plaintiffs in a case involving allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. The settlement follows a jury verdict rendered against the Company in May 2002. An adequate accrual was made at May 31, 2002 with respect to the ultimate settlement. With respect to the second plaintiff, the Court set aside the jury verdict and granted the Company's motion for a new trial on a specific issue. The Company is presently evaluating its options with respect to this plaintiff and does not expect any significant future costs with respect to this matter.

     In December 2001, the Company was named a defendant in a lawsuit, along with 18 other parties, alleging that a former subsidiary, French Ltd. ("French"), was involved in the illegal disposal of hazardous substances during the years 1969 and 1970. The plaintiff's allege that Team is a successor-in-interest to French and is, therefore, liable for contribution to a settlement embodied in a consent decree entered into by the plaintiffs with the EPA in 1998. French was acquired by Team in 1978 and sold back to its prior owner in 1984. The case is early in the discovery stage and the Company is unable to estimate a range of potential loss, if any, with respect to this matter. However, the Company vigorously denies that it is a successor-in-interest of French and that it has any responsibility in this matter. The Company expects to incur ongoing litigation defense costs of approximately $100 thousand per quarter for the next few quarters with respect to this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 2002 Annual Meeting of Shareholders of the Company was held on September 26, 2002. At that meeting, Messrs. Philip J. Hawk and Louis A. Waters were elected to serve as directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME                                       FOR                                      WITHHELD
----                                       ---                                      --------
Philip J. Hawk                             6,708,496                                208,373
Louis A. Waters                            6,902,562                                 14,307


          The five directors continuing in office until the expiration of their respective terms are Messrs. E. Theodore Laborde, Jack M. Johnson, Jr., Sidney
B. Williams, George W. Harrison, and E. Patrick Manuel.

          The shareholders also approved the appointment of KPMG LLP as independent auditors for the fiscal year ending May 31, 2003 by the following vote:

FOR                                         AGAINST                                  ABSTAIN
---                                         -------                                  -------
6,901,609                                   14,110                                   1,151


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number            Description

99.1              Certification for Chief Executive Officer

99.2              Certification for Chief Financial Officer


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the six months ended November 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TEAM, INC
                                       (Registrant)


Date: January 14, 2003

                                       /s/ PHILIP J. HAWK
                                       -----------------------------------------
                                       Philip J. Hawk
                                       Chairman and Chief Executive Officer

                                       /s/ TED W. OWEN
                                       -----------------------------------------
                                       Ted W. Owen, Senior Vice President -
                                       Finance and Administration
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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

Date: January 14, 2003

                                       /s/ PHILIP J. HAWK
                                       ------------------

                                       Philip J. Hawk
                                       Chairman and Chief Executive Officer

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

Date: January 14, 2003

                                       /s/ Ted W Owen
                                       --------------

                                       Ted W. Owen
                                       Senior Vice President -
                                         Finance and Administration

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
99.1              Certification for Chief Executive Officer
99.2              Certification for Chief Financial Officer