Form 10-Q
period 2003-02-28
TEAM INC
filed 2003-04-14
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           FEBRUARY 28, 2003
                              -------------------------------------------------

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

                                   TEAM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                 74-1765729
------------------------------------  ----------------------------------------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)


200 Hermann Drive, Alvin, Texas                        77511
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (281) 331-6154
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

                      Yes   X                        No
                         -------                       ------

On April 10, 2003, there were 7,596,304 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

 PART I.      FINANCIAL INFORMATION                                                           Page No.
                                                                                             -----------

                           Item 1.    Financial Statements

                                      Consolidated Condensed Balance Sheets --                     1
                                      February 28, 2003 (Unaudited) and May 31, 2002

                                      Consolidated Condensed Statements of Operations
                                      (Unaudited) --                                               2
                                      Three Months and Nine Months Ended
                                      February 28, 2003 and 2002

                                      Consolidated Condensed Statements of Cash Flows
                                      (Unaudited) --                                               3
                                      Nine Months Ended
                                      February 28, 2003 and 2002

                                      Notes to Unaudited Consolidated Condensed
                                      Financial Statements                                         4

                           Item 2.    Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                         10

                           Item 3.    Quantitative and Qualitative Disclosure about
                                      Market Risk                                                 15

                           Item 4.    Controls and Procedures                                     15

 PART II.     OTHER INFORMATION

                           Item 1.    Legal Proceedings                                           16

                           Item 6.    Exhibits and Reports on Form 8-K.                           16



 SIGNATURES                                                                                       17

 CERTIFICATIONS                                                                                   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  FEBRUARY 28,        MAY 31,
                                   ASSETS                            2003              2002
                                                                 --------------    --------------
                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                      $      539,000    $      823,000
  Accounts receivable, net of allowance for doubtful
    accounts of $625,000 and $511,000                                15,702,000        17,250,000
  Inventories                                                         9,119,000         8,802,000
  Prepaid expenses and other current assets                           2,090,000         1,198,000
                                                                 --------------    --------------
      Total Current Assets                                           27,450,000        28,073,000

Property, Plant and Equipment, net of accumulated
    depreciation of $17,164,000 and $15,719,000                      12,321,000        11,937,000

Goodwill, net of accumulated amortization
    of $922,000                                                      10,049,000        10,049,000

Other Assets                                                            368,000         1,130,000
                                                                 --------------    --------------
      Total Assets                                               $   50,188,000    $   51,189,000
                                                                 ==============    ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                              $    1,485,000    $    1,512,000
  Accounts payable                                                    1,529,000         2,953,000
  Other accrued liabilities                                           3,506,000         4,294,000
  Income taxes payable                                                       --           621,000
                                                                 --------------    --------------
      Total Current Liabilities                                       6,520,000         9,380,000

Long-term debt                                                       11,357,000        11,978,000
Other long-term liabilities                                           1,076,000         1,476,000
Minority interest                                                       211,000           173,000
                                                                 --------------    --------------
      Total Liabilities                                              19,164,000        23,007,000
                                                                 --------------    --------------

Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued                    --                --
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,547,262 and 8,331,132 shares issued at
    February 28, 2003 and May 31, 2002, respectively                  2,564,000         2,499,000
  Additional paid-in capital                                         33,846,000        32,961,000
  Accumulated deficit                                                (1,620,000)       (4,670,000)
  Accumulated other comprehensive loss                                  (41,000)          (57,000)
  Treasury stock at cost, 809,300 and 658,520 shares                 (3,725,000)       (2,551,000)
                                                                 --------------    --------------
      Total Stockholders' Equity                                     31,024,000        28,182,000
                                                                 --------------    --------------
      Total Liabilities and Stockholders' Equity                 $   50,188,000    $   51,189,000
                                                                 ==============    ==============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           FEBRUARY 28,                  FEBRUARY 28,
                                                    --------------------------   ---------------------------
                                                       2003           2002          2003            2002
                                                   ------------   ------------   ------------   ------------
Revenues                                           $ 21,777,000   $ 19,047,000   $ 66,945,000   $ 60,469,000
Operating expenses                                   13,326,000     11,168,000     39,856,000     35,364,000
                                                   ------------   ------------   ------------   ------------
   Gross Margin                                       8,451,000      7,879,000     27,089,000     25,105,000
Selling, general and administrative expenses          7,402,000      6,565,000     21,604,000     19,850,000
Goodwill amortization                                        --         69,000             --        206,000
Non-cash compensation cost                               31,000             --         83,000             --
Other expense                                                --        173,000             --        173,000
                                                   ------------   ------------   ------------   ------------
Earnings before interest and taxes                    1,018,000      1,072,000      5,402,000      4,876,000
Interest                                                139,000        223,000        454,000        720,000
                                                   ------------   ------------   ------------   ------------
Earnings before income taxes                            879,000        849,000      4,948,000      4,156,000
Provision for income taxes                              341,000        323,000      1,898,000      1,584,000
                                                   ------------   ------------   ------------   ------------
Net income                                         $    538,000   $    526,000   $  3,050,000   $  2,572,000
                                                   ============   ============   ============   ============

Net income per common share:
  Basic                                            $       0.07   $       0.07   $       0.39   $       0.34
                                                   ============   ============   ============   ============
  Diluted                                          $       0.06   $       0.06   $       0.36   $       0.31
                                                   ============   ============   ============   ============

Weighted average number of shares outstanding:
  Basic                                               7,751,000      7,661,000      7,736,000      7,667,000
                                                   ============   ============   ============   ============
  Diluted                                             8,398,000      8,260,000      8,468,000      8,174,000
                                                   ============   ============   ============   ============


       See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               FEBRUARY 28,
                                                                          2003              2002
                                                                     --------------    --------------
Cash Flows from Operating Activities:
  Net income                                                         $    3,050,000    $    2,572,000
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                         1,879,000         2,015,000
    Allowance for doubtful accounts and other                                78,000            (5,000)
    Equity in losses of unconsolidated subsidiaries                         (33,000)            5,000
    Non-cash compensation cost                                               83,000                --
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                               1,470,000           545,000
        Inventories                                                        (317,000)         (613,000)
        Prepaid expenses and other current assets                          (488,000)         (423,000)
      Increase (decrease):
        Accounts payable                                                 (1,424,000)           28,000
        Other accrued liabilities                                          (724,000)          249,000
        Income taxes payable                                               (621,000)         (133,000)
                                                                     --------------    --------------
Net cash provided by operating activities                                 2,953,000         4,240,000
                                                                     --------------    --------------

Cash Flows From Investing Activities:
  Capital expenditures                                                   (1,625,000)       (1,270,000)
  Net additions to rental and demo machines                                (430,000)         (398,000)
  Proceeds from sale of assets                                               56,000            84,000
  Other                                                                     153,000             5,000
                                                                     --------------    --------------
Net cash used in investing activities                                    (1,846,000)       (1,579,000)
                                                                     --------------    --------------

Cash Flows From Financing Activities:
  Net payments under term loans and other long-term obligations            (827,000)       (1,423,000)
  Repurchase of common stock                                             (1,174,000)       (1,909,000)
  Issuance of common stock                                                  610,000           412,000
                                                                     --------------    --------------

Net cash  used in financing activities                                   (1,391,000)       (2,920,000)
                                                                     --------------    --------------

Net decrease in cash and cash equivalents                                  (284,000)         (259,000)
Cash and cash equivalents at beginning of year                              823,000           968,000
                                                                     --------------    --------------
Cash and cash equivalents at end of period                           $      539,000    $      709,000
                                                                     ==============    ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                           $      483,000    $      809,000
                                                                     ==============    ==============
  Income taxes paid                                                  $    2,775,000    $    1,843,000
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

         The following table sets forth the pro-forma impact on the prior year had the provisions of the new standard been applied as of June 1, 2001:


                                             Three Months Ended               Nine Months Ended
                                                February 28,                     February 28,
                                     -------------------------------   -------------------------------
                                          2003             2002             2003            2002
                                     --------------   --------------   --------------   --------------
Reported net income                  $      538,000   $      526,000   $    3,050,000   $    2,572,000
Add back: Goodwill amortization                  --           69,000               --          206,000
                                     --------------   --------------   --------------   --------------
Adjusted net income                  $      538,000   $      595,000   $    3,050,000   $    2,778,000
                                     ==============   ==============   ==============   ==============
     Basic earnings per share:
       Reported net income           $         0.07   $         0.07   $         0.39   $         0.34
       Goodwill amortization                     --             0.01               --             0.03
                                     --------------   --------------   --------------   --------------
       Adjusted net income           $         0.07   $         0.08   $         0.39   $         0.37
                                     ==============   ==============   ==============   ==============
     Diluted earnings per share:
       Reported net income           $         0.06   $         0.06   $         0.36   $         0.31
       Goodwill amortization                     --             0.01               --             0.03
                                     --------------   --------------   --------------   --------------
       Adjusted net income           $         0.06   $         0.07   $         0.36   $         0.34
                                     ==============   ==============   ==============   ==============

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

         SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No. 146 has not impacted the Company's financial statements.

2. Dividends and Stock Repurchases

          No dividends were paid during the nine months ended February 28, 2003 or 2002. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

          In January 2003, the Board of Directors increased the Company's authority to repurchase its common stock on the open market to an additional $2.5 million plus the amount of proceeds from stock option exercises. This approval follows a similar authority given by the Company's senior lender in December 2002 in connection with an amendment to the Company's credit facility.

          In the nine months ended February 28, 2003, the Company reacquired 150,780 shares pursuant to an open-market repurchase plan at a weighted average price of $7.79 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock. Cumulatively, since the inception of the stock repurchase program in July 2000, the Company has reacquired 1,035,247 shares at a total cost of $4.4 million.

          In March 2003, after the close of the quarter, the Company reacquired an additional 150,908 for a total consideration of $869 thousand. As of April 10, 2003, the Company has a remaining authorization of approximately $1.4 million under the stock repurchase program, which is equivalent to approximately 233,000 shares at recent prices.



3. Earnings Per Share

         There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period. There were 113,250 shares of Common Stock outstanding for the three-months and nine-months ended February 28, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock.


4. Inventories

       Inventories consist of:

                                          February 28,        May 31,
                                              2003             2002
                                         --------------   --------------
Raw materials                            $      986,000   $      953,000
Finished goods and work in progress           8,133,000        7,849,000
                                         --------------   --------------
   Total                                 $    9,119,000   $    8,802,000
                                         ==============   ==============



5.  Long-Term Debt

         Long-term debt consists of:

                                          February 28,       May 31,
                                             2003             2002
                                         --------------   --------------
Revolving loan                           $    6,410,000   $    5,919,000
Term and mortgage notes                       6,429,000        7,540,000
Capital lease obligations                         3,000           31,000
                                         --------------   --------------
                                             12,842,000       13,490,000
Less current portion                          1,485,000        1,512,000
                                         --------------   --------------
      Total                              $   11,357,000   $   11,978,000
                                         ==============   ==============


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

   THREE MONTHS ENDED FEBRUARY 28, 2003


                                                 Industrial        Equipment         Corporate
                                                  Services      Sales & Rentals       & Other            Total
                                               --------------   ----------------   --------------    --------------
Revenues                                       $   19,125,000   $      2,652,000               --    $   21,777,000
                                               ==============   ================   ==============    ==============
Earnings (loss) before interest and taxes           2,091,000            204,000       (1,277,000)        1,018,000
Interest                                                   --                 --          139,000           139,000
                                               --------------   ----------------   --------------    --------------
Earnings (loss) before income taxes                 2,091,000            204,000       (1,416,000)          879,000
                                               ==============   ================   ==============    ==============
Depreciation and amortization                         329,000            143,000           98,000           570,000
                                               ==============   ================   ==============    ==============
Capital expenditures                                  551,000            174,000           73,000           798,000
                                               ==============   ================   ==============    ==============
Identifiable assets                            $   35,170,000   $     11,085,000   $    3,933,000    $   50,188,000
                                               ==============   ================   ==============    ==============




     THREE MONTHS ENDED FEBRUARY 28, 2002

                                                 Industrial       Equipment           Corporate
                                                  Services      Sales & Rentals        & Other            Total
                                               --------------   ----------------    --------------    --------------
Revenues                                       $   16,692,000   $      2,355,000                --    $   19,047,000
                                               ==============   ================    ==============    ==============
Earnings (loss) before interest and taxes           2,186,000            (93,000)       (1,021,000)        1,072,000
Interest                                                   --                 --           223,000           223,000
                                               --------------   ----------------    --------------    --------------
Earnings (loss) before income taxes                 2,186,000            (93,000)       (1,244,000)          849,000
                                               ==============   ================    ==============    ==============
Depreciation and amortization                         399,000            169,000            95,000           663,000
                                               ==============   ================    ==============    ==============
Capital expenditures                                  318,000              1,000                --           319,000
                                               ==============   ================    ==============    ==============
Identifiable assets                            $   31,925,000   $     11,643,000    $    4,301,000    $   47,869,000
                                               ==============   ================    ==============    ==============

NINE MONTHS ENDED FEBRUARY 28, 2003

                                                 Industrial       Equipment          Corporate
                                                  Services      Sales & Rentals       & Other            Total
                                               --------------   ----------------   --------------    --------------
Revenues                                       $   58,875,000   $      8,070,000               --    $   66,945,000
                                               ==============   ================   ==============    ==============
Earnings (loss) before interest and taxes           8,385,000            598,000       (3,581,000)        5,402,000
Interest                                                   --                 --          454,000           454,000
                                               --------------   ----------------   --------------    --------------
Earnings (loss) before income taxes                 8,385,000            598,000       (4,035,000)        4,948,000
                                               ==============   ================   ==============    ==============
Depreciation and amortization                       1,123,000            445,000          311,000         1,879,000
                                               ==============   ================   ==============    ==============
Capital expenditures                                1,271,000            239,000          115,000         1,625,000
                                               ==============   ================   ==============    ==============
Identifiable assets                            $   35,170,000   $     11,085,000   $    3,933,000    $   50,188,000
                                               ==============   ================   ==============    ==============


NINE MONTHS ENDED FEBRUARY 28, 2002


                                               Industrial       Equipment          Corporate
                                                Services      Sales & Rentals       & Other            Total
                                             --------------   ----------------    --------------    --------------
Revenues                                     $   53,188,000   $      7,281,000                --    $   60,469,000
                                             ==============   ================    ==============    ==============
Earnings (loss) before interest and taxes         7,919,000            (52,000)       (2,991,000)        4,876,000
Interest                                                 --                 --           720,000           720,000
                                             --------------   ----------------    --------------    --------------
Earnings (loss) before income taxes               7,919,000            (52,000)       (3,711,000)        4,156,000
                                             ==============   ================    ==============    ==============
Depreciation and amortization                     1,234,000            511,000           270,000         2,015,000
                                             ==============   ================    ==============    ==============
Capital expenditures                              1,094,000             88,000            88,000         1,270,000
                                             ==============   ================    ==============    ==============
Identifiable assets                          $   31,925,000   $     11,643,000    $    4,301,000    $   47,869,000
                                             ==============   ================    ==============    ==============

7. Comprehensive income

          Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.


     Comprehensive income is as follows:

                                                               Three Months Ended              Nine Months Ended
                                                                  February 28,                    February 28,
                                                           ----------------------------    ----------------------------
                                                               2003            2002              2003             2002
                                                           ------------    ------------    ------------    ------------
Net income                                                 $    538,000    $    526,000    $  3,050,000    $  2,572,000
Other comprehensive loss:
     Unrealized gain/(loss) on derivative instruments            18,000          34,000          26,000        (107,000)
     Tax benefit/(expense)                                       (7,000)        (12,000)        (10,000)         41,000
                                                           ------------    ------------    ------------    ------------

Comprehensive income                                       $    549,000    $    548,000    $  3,066,000    $  2,506,000
                                                           ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED
     TO THREE MONTHS ENDED FEBRUARY 28, 2002

         Revenues for the quarter ended February 28, 2003 were $21.8 million compared to $19.0 million for the corresponding period of the preceding year, an increase of 14%. Operating margins (shown as "gross margin" in the Condensed Statements of Operations) decreased to 38.8% in the 2003 quarter compared to 41.4% in the 2002 quarter. Net income of $538 thousand was comparable to last year's $526 thousand, or $0.06 per diluted share.

         Industrial Services Segment--The industrial services business segment, which represents about 88% of consolidated revenues, experienced a significant revenue growth in year over year comparisons in the third quarter. Services segment revenues were $19.1 million in the 2003 quarter compared to $16.7 million in the 2002 quarter, an increase of 14.6%. The following table sets forth the composition of industrial services revenues between our traditional services that have been offered for more than twenty years (leak repair, hot tapping, and fugitive emissions monitoring) and the newer service offerings which were initiated approximately four years ago (NDT inspection, field machining and technical bolting):

                                                                Increase
                                                         -----------------------
                             2003 Qtr.     2002 Qtr.
                           ------------   ------------
Traditional Services       $ 13,638,000   $ 11,985,000   $  1,653,000      13.8%
Newer Services                5,487,000      4,707,000        780,000      16.6%
                           ------------   ------------   ------------    ------
                           $ 19,125,000   $ 16,692,000   $  2,433,000      14.6%
                           ============   ============   ============    ======


         Approximately half of the growth in industrial services came from the addition of two multi-service, multi-location contracts which commenced in the fourth quarter of fiscal 2002, with the remainder coming from many different customers. This growth was achieved in spite of very tough market conditions facing most of our served industry groups.

         Revenues from newer service offerings grew at nearly 17% over last year's quarter. We continued to grow field machining and technical bolting at a robust pace--with revenues from these service lines increasing by more than 30% over last year's third quarter. That reflects a continued penetration of those services into our traditional customer base, as well as an increase in plant turnaround projects in the quarter. NDT inspection revenues were generally flat in the quarter due to a continued softness in pipeline related activity.

         While industrial services revenues were up by nearly 15%, operating profits for that segment (earnings before interest and taxes) actually declined 4% to $2.1 million in the 2003 quarter versus $2.2 million in the 2002 quarter. The decline in operating profit was due to lower gross margins from services, especially in the Gulf Coast and Western geographic areas of the United States, coupled with higher support costs. We believe the operating profit decline is attributed to three areas: 1) unusual insurance reserve increases, 2) low job profit margins in several branch locations, and 3) cost increases related to both our field and headquarters support activities.

         Equipment Sales and Rental Segment--The equipment sales and rental segment (the "Climax" business) grew revenues by 12.6% in the third quarter ($2.7 million) versus the same quarter last year ($2.4 million).

For the current year quarter, Climax earned an operating profit of $204 thousand as compared to an operating loss of $93 thousand in last year's quarter, which reflected a $173 thousand charge for severance associated with a reduction in workforce. The improved operating results reflect the impact of the cost reduction program implemented a year ago.


         Corporate and other-- Corporate and other expenses for the third quarter were $256 thousand higher than last year. $65 thousand of the increase was due to severance costs incurred in the quarter associated with the elimination of a senior level headquarters position. $130 thousand of the increase related to legal costs, primarily resulting from increased legal defense costs associated with litigation discussed in Part II, Item 1., "Legal Proceedings". Management continues to expect legal defense costs to be approximately $100 thousand per quarter for the next few quarters.

         Interest expense was $84 thousand less in the current year's quarter than in the same quarter last year due to 1) a significant reduction in the amount of debt outstanding during the quarter, 2) general rate reductions by the Federal Reserve Bank over the past year.


NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED
TO THE NINE MONTHS ENDED FEBRUARY 28, 2002

         Revenues for the nine months ended February 28, 2003 were $66.9 million compared to $60.5 million for the corresponding period of the preceding year, an increase of 10.7%. Operating margins declined to 40.5% of revenues in the first nine months of fiscal 2003 versus 41.5% in the same period last year and net income increased to $3.1 million ($0.36 per share-diluted) as compared to $2.6 million ($0.31 per share) in fiscal 2002--an improvement of 18.6%.

         Industrial Service Segment -- The following table sets forth the composition of the industrial services segment revenues for the nine-month periods:


                                                                 Increase
                                                         -----------------------
                               2003          2002             $             %
                           ------------   ------------
Traditional services       $ 41,499,000   $ 37,133,000   $  4,366,000      11.8%
Newer services               17,376,000     16,055,000      1,321,000       8.2%
                           ------------   ------------   ------------    ------
                           $ 58,875,000   $ 53,188,000   $  5,687,000      10.7%
                           ============   ============   ============    ======


         Reasons for year over year changes are generally consistent with the above discussion for the third quarter comparison. Approximately half of the increase in traditional services came from the multi-plant, multi-location contracts that commenced in the fourth quarter of fiscal 2002. Growth in the newer services came from the penetration of field machining and technical bolting services which were up over 40% year over year. Year-to-date, NDT inspection revenues were down 4.9% due to market conditions in the pipeline customer segment and due to adverse weather conditions in the second quarter.

         Operating profits for the industrial segment (earnings before interest and taxes) were up 6%, increasing to $8.4 million in the first nine months of fiscal 2003 versus $7.9 million last year. Profits were significantly impacted by the margin decline issues in the third quarter, as discussed above.

         Equipment Sales and Rental Segment -- The discussion of the Climax segment for the nine-month period mirrors the three-month discussion above. The business reported substantially improved results in the first nine months of fiscal 2003, with revenues of $8.1 million versus $7.3 million in the same period last year. Operating profits were $598 thousand year to date in fiscal 2003, versus a loss of $52 thousand in the fiscal 2002 period, reflecting the cost improvements implemented in the third quarter last year.

         On a year to date basis, corporate general and administrative expenses were up approximately $590 thousand over last year, due primarily to an increase in legal costs as discussed above and as a result of the non-cash compensation charge ($83 thousand) associated with performance based stock options.

         Interest costs for the nine-month period of $454 thousand were $266 thousand less than incurred in the nine-month period of last year for the reasons discussed in the three-month analysis above.


LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2003, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $9.7 million, which is up $1.0 million from May 31, 2002. Since the end of the last fiscal year, we have reduced our total outstanding debt by $650 thousand as a result of cash flow from operations. We generally utilize excess operating funds to automatically reduce the amount outstanding under the revolving credit facility.

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

         We have a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At February 28, 2003, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at February 28, 2003 is approximately 3.92%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

         The Company entered into an interest rate swap agreement that expires in September 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.4 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%.

         As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements had a negative mark-to-market value of approximately $66,000 and $92,000 at February 28, 2003 and May 31, 2002, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

         Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At February 28, 2003, the Company was in compliance with all credit facility covenants.

         At February 28, 2003, the Company was contingently liable for $2.1 million in outstanding stand-by letters of credit and, at that date, approximately $4.7 million was available to borrow under the credit facility.

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

         Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. A valuation allowance is provided for the net deferred tax asset amounts that are not likely to be realized. As of February 28, 2003 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

         Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings in Part II below. In management's opinion, an adequate accrual has been made as of February 28, 2003 to provide for any losses that may arise from these contingencies.

OTHER CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company enters into capital leases related to certain computer and equipment and software, as well as operating leases related to facilities and transportation and other equipment. These operating leases are over terms ranging from one to five years with typical renewal options and escalation clauses.

         The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made by the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future.

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

         SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No. 146 has not impacted the Company's Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first nine months of fiscal 2003 in the Company's market risk sensitive instruments.


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

(a) Exhibits

Exhibit
Number        Description
------        -----------
99.1          Certification for Chief Executive Officer
99.2          Certification for Chief Financial Officer


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            TEAM, INC
                                            (Registrant)


Date:  April 14, 2003

                                            /s/ PHILIP J. HAWK
                                            -----------------------------------
                                            Philip J. Hawk
                                            Chairman and Chief Executive Officer


                                            /s/ TED W. OWEN
                                            -----------------------------------
                                            Ted W. Owen, Senior Vice President -
                                            Finance and Administration
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

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

Date: April 14, 2003

                                            /S/ PHILIP J. HAWK
                                            ------------------------------------
                                            Philip J. Hawk
                                            Chairman and Chief Executive Officer

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

Date: April 14, 2003

                                             /S/ Ted W. Owen
                                             ----------------------------
                                             Ted W. Owen
                                             Senior Vice President -
                                               Finance and Administration

                                 EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
99.1          Certification for Chief Executive Officer
99.2          Certification for Chief Financial Officer