Form 10-K
period 2003-05-31
TEAM INC
filed 2003-08-26
CIK 318833

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of August 15, 2003, 7,584,954 shares of the registrant's common stock were outstanding, of which 5,065,670 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $7.80 per share on the American Stock Exchange, Inc. on such date) was $39,512,226.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of Team, Inc. to be held September 25, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
                                  PART II
Item 5.   Market for Team's Common Equity and Related Stockholder
            Matters...................................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   13
Item 8.   Consolidated Financial Statements and Supplementary Data....   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   35
Item 9A.  Controls and Procedures.....................................   35
                                  PART III
Item 10.  Directors and Executive and Other Officers of Team..........   35
Item 11.  Executive Compensation......................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   35
Item 13.  Certain Relationships and Related Transactions..............   35
Item 14.  Principal Accountant Fees and Services......................   35
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   35
SIGNATURES............................................................   38

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

     The Company conducts operations through international locations in Singapore, Aruba, Canada, Trinidad and Singapore Additionally, the Company licenses its proprietary leak repair and hot tapping techniques and materials to various companies outside the United States and receives a royalty based upon revenues earned by the licensee. To date, international operations have not been material to the overall operations of the Company.

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

  (c) Narrative Description of Business

     The Company operates in two reportable revenue generating segments -- (1) industrial services and (2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining, technical bolting and NDT inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues (in thousands) from each segment in the three years ended May 31:

SEGMENT                                                    2003      2002      2001
-------                                                   -------   -------   -------
Industrial Services.....................................  $81,122   $74,513   $66,492
Equipment Sales and Rentals.............................   10,754    10,568     9,151
                                                          -------   -------   -------
          Total.........................................  $91,876   $85,081   $75,643
                                                          =======   =======   =======

INDUSTRIAL SERVICES

     The Company provides industrial services for over 2000 customers in the petrochemical, refining, power, pipeline, pulp and paper, steel and other industries. Services include leak repair, hot tapping, emissions control, and, more recently, field machining, technical bolting , field valve repair, and NDT inspection.

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

     Management attributes the success of its leak repair services to the quality and timely performance of its services by its highly skilled technicians, its proprietary techniques and materials and its ability to repair leaks without shutting down the customer's operating system. On-stream repairs can prevent a customer's continued loss of energy or process materials through leaks, thereby avoiding costly energy and production losses that accompany equipment shutdowns, and also lessen emissions escaping into the atmosphere.

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

     Field Valve Repair Services. In the Spring of 2003, the Company launched Field Valve Repair Services as an adjunct to its field machining services. Through this offering, the Company performs on-site repairs to process and control valves, as well as providing preventive maintenance programs and valve data management programs. The targeted customers for these services are generally the same as for our field machining and technical bolting services.

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

     Business Risks. While the Company's management is optimistic about Team's future, maintaining and expanding customer relationships and service volumes are key elements of the Company's strategy. Weakness in the markets served by the Company could constrain demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. Competitive initiatives and/or poor service performance could also reduce the strength and breadth of current customer relationships and preference for the Company. Although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed

     Competition. Competition in the Company's industrial services is primarily on the basis of service, quality, timeliness, and price. In general, competition stems from other outside service contractors and customers' in-house maintenance departments. Management believes Team has a competitive advantage over most service contractors due to the quality, training and experience of its technicians, its nationwide service capability, and due to the broad range of services provided, as well as its technical support and manufacturing capabilities supporting the service network. There are two other service contractors who provide a similar range of service and broad geographical coverage as the Company. Other principal competitors are primarily single-location or single-service companies that compete within a certain geographical area.

EQUIPMENT SALES AND RENTALS

     The Equipment Sales and Rentals business is comprised solely of the Climax subsidiary, a leading design-manufacturer of portable machine tools located in Newburg, Oregon. Climax's standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold to end users in the utilities, refining, marine, heavy construction, and extractive industries, or to other service providers and contractors. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

     Climax's design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon. Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. Most of the Company's orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues during any of the last three fiscal years.

GENERAL

     Employees. As of May 31, 2003, the Company and its subsidiaries had approximately 900 employees in its operations. The Company's employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good.

     Insurance. The Company carries insurance it believes to be appropriate for the businesses in which it is engaged. Under its insurance policies, the Company has per occurrence self-insured retention limits of $50,000 for general liability, and $250,000 for automobile liability and workers' compensation in most states. The Company has obtained fully insured layers of coverage above such self-retention limits. Since its inception, the Company has not been the subject of any significant liability claims not covered by insurance arising from the furnishing of its services or products to customers. However, because of the nature of the Company's business, there exists the risk that in the future such liability claims could be asserted which might not be covered by insurance.

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

ITEM 2. PROPERTIES

     Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newburg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the Company's credit facility. (See Note 6 of Notes to Consolidated Financial Statements.) The Company and its subsidiaries also lease 38 office and/or plant and shop facilities at separate locations in 19 states and in Singapore, Aruba, Trinidad and Canada.

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

ITEM 3. LEGAL PROCEEDINGS

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment was entered against the Company. In December 2002, the Company settled the lawsuit with respect to that plaintiff for an amount less than the judgment entered. With respect to the second plaintiff, the Court set aside the jury verdict on most points and granted the Company's motion for a new trial on a specific issue. The second plaintiff has appealed the District Court's decision, which is currently pending in the United States Court of Appeals for the Fifth Circuit. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual was made in the financial statements as of May 31, 2003 and 2002 to provide for the probable amount of loss in this case.

     In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. Other defendants have subsequently been added. The suit seeks contribution for clean-up costs expended by the plaintiffs in cleaning up an EPA Superfund site at which hazardous wastes were disposed. A former subsidiary of the Company acquired in 1978 and sold back to the prior owner in 1984, had allegedly disposed of hazardous wastes at the site during the period 1969-1976, years before the Company owned it. The plaintiff's allege that the Company is a legal successor-in-interest to the former subsidiary and liable for its prior liabilities. The case is in the discovery stage and it is not possible at this time to estimate reasonably or accurately the likelihood or amount of any potential liability in this matter, if any. The Company vigorously denies that it is a successor-in-interest to the former subsidiary and that it has any liability in the matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                    PART II

ITEM 5. MARKET FOR TEAM'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Team's common stock is traded on the American Stock Exchange, Inc. under the symbol "TMI". The table below reflects the high and low sales prices of the Company's common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2003 and 2002, respectively.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2003
Quarter Ended:
  August 31.................................................  $9.25   $7.40
  November 30...............................................   8.75    7.40
  February 28...............................................   8.20    7.00
  May 31....................................................   7.80    5.00
FISCAL 2002
Quarter Ended:
  August 31.................................................  $5.80   $3.00
  November 30...............................................   6.50    4.70
  February 28...............................................   7.49    5.73
  May 31....................................................   9.29    5.96

  (b) Holders

     There were 285 holders of record of Team's common stock as of August 15, 2003, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,000 additional beneficial owners based upon information gathered in connection with proxy solicitation.

  (c) Dividends

     No dividends were declared or paid in fiscal 2003, 2002 or 2001. Pursuant to the Company's Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team's financial condition, market conditions and other matters deemed relevant by the Board of Directors.

  (d) Stock Repurchase Plan

     In fiscal 2003, the Company repurchased 310,000 shares of its outstanding common stock on the open market at a weighted average price of $6.73 per share. As of May 31, 2003, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.4 million on open market repurchases.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2003 (amounts in thousands, except per share data):

                                                         FISCAL YEARS ENDED MAY 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
Revenues.....................................  $91,876   $85,081   $75,643   $66,636   $54,632
Net income...................................  $ 4,402   $ 3,909   $ 2,740   $ 1,471   $   505
Net income per share: basic..................  $  0.57   $  0.51   $  0.34   $  0.18   $  0.07
Net income per share: diluted................  $  0.53   $  0.48   $  0.34   $  0.18   $  0.07
Weighted average shares outstanding: basic...    7,707     7,664     8,015     8,238     7,547
Weighted average shares outstanding:
  diluted....................................    8,369     8,229     8,122     8,283     7,741
Cash dividend declared, per common share.....  $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

BALANCE SHEET DATA

                                                                   MAY 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
Total assets.................................  $52,224   $51,189   $47,996   $48,384   $47,765
Long-term debt and other long-term
  liabilities................................  $10,785   $13,019   $14,845   $17,409   $20,224
Stockholders' equity.........................  $31,735   $28,182   $24,812   $23,137   $21,526
Working capital..............................  $19,713   $18,693   $16,801   $14,909   $15,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

     Revenues in 2003 were $91.9 million compared to $85.1 million in 2002, an increase of 8.0%. Operating profits (earnings before interest and taxes, or "EBIT") were $7.7 million in 2003 versus $7.2 million in 2002, an increase of 7%. With respect to industrial services, newer services comprise those services whose offerings began since fiscal year 1999 -- NDT inspection, field machining and technical bolting, and more recently, field valve repair. Traditional services include leak repair, hot tapping and fugitive emissions monitoring.

     The following sets forth the components of revenue and operating profits for fiscal 2003 and 2002:

                                                                          INCREASE
                                            2003          2002       ------------------
                                         -----------   -----------       $          %
Revenues:
Industrial Services:
  Traditional services.................  $56,933,000   $51,036,000   $5,897,000   11.6%
  Newer services.......................   24,189,000    23,477,000      712,000    3.0%
                                         -----------   -----------   ----------   -----
Total Industrial Services..............  $81,122,000   $74,513,000   $6,609,000    8.9%
Equipment Sales & Rentals..............   10,754,000    10,568,000      186,000    1.8%
                                         -----------   -----------   ----------   -----
  Total Revenues.......................  $91,876,000   $85,081,000   $6,795,000    8.0%
                                         ===========   ===========   ==========   =====
Operating Profit:
Industrial Services....................  $12,012,000   $11,470,000   $  542,000    4.7%
Equipment Sales & Rentals..............      603,000       547,000       56,000   10.2%
Corporate..............................   (4,871,000)   (4,779,000)     (92,000)   1.9%
                                         -----------   -----------   ----------   -----
  Total Operating Profit (EBIT)........  $ 7,744,000   $ 7,238,000   $  506,000    7.0%
                                         ===========   ===========   ==========   =====

     For the year, the Industrial Services Business Segment revenues increased 8.9% to $81.1 million. Segment operating profit increased 4.7% to $12.0 million. All major service lines except NDT inspection services experienced growth during the year. NDT inspection revenues were down slightly due to significantly reduced pipeline and pulp & paper projects, which were nearly offset by continued growth in plant inspection services. A significant contributor to the growth in traditional service lines came from new multi-service, multi-location contracts that commenced in the fourth quarter of fiscal 2002.

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

     The Equipment Sales and Rental Business segment (encompassing Climax Portable Machine Tool Company) grew revenues about 2% for the year to $10.8 million. The market for capital equipment continues to be depressed in most of the world markets. Revenue growth in Asia offset flat to slightly depressed sales in the U.S. and Europe. Operating profit increased 10% to $603,000 versus $547,000 in 2002. In 2003, Climax provided a $150,000 charge to other expense for estimated losses pertaining to a sales tax matter. Climax is domiciled in the state of Oregon, which is a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it has not previously done. Climax is in the process of entering into agreements with several states with respect to sales tax obligations and is in the process of collecting amounts due from its customers. The $150,000 charge represents management's estimate of the probable loss that Climax will incur with respect to this matter. The ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. Management expects that this issue will be fully resolved over the course of the next year and that the ultimate outcome, even if different than the amount provided, will not have a significant impact on the future operating results of Climax.

     With regard to consolidated operating results, overall gross margins were 40.5% of revenues in fiscal 2003 as compared to 41.7% in fiscal 2002. The decline primarily reflects the downturn in NDT Inspection revenues associated with pipeline and pulp & paper customer segments as well as lower product margins at Climax due to an increase in lower margin international sales coupled with a strong margin comparison in fiscal 2002 due to a $700 thousand special order in the fourth quarter of fiscal 2002.

     Selling, general and administrative expenses ("SG&A") increased $1.8 million in 2003 versus 2002, an increase of 6.5%. The overall increase in SGA reflects a ramp-up of business development personnel in the industrial service segment ahead of related revenue growth and an increasing level of insurance and legal costs in fiscal 2003. In spite of these elements of cost increase, as a percentage of revenue, SG&A was down -- 31.8% of revenues in fiscal 2003 versus 32.5% of revenues in fiscal 2002.

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

     The following sets forth the components of revenue and operating profits for fiscal 2002 and 2001:

                                                                                INCREASE
                                                 2002          2001       --------------------
                                              -----------   -----------       $           %
Revenues:
Industrial Services:
  Traditional services......................  $51,036,000   $50,130,000   $  906,000      1.8%
  New services..............................   23,477,000    16,362,000    7,115,000     43.5%
                                              -----------   -----------   ----------   -------
Total Industrial Services...................  $74,513,000   $66,492,000   $8,021,000     12.1%
Equipment Sales & Rentals...................   10,568,000     9,151,000    1,417,000     15.5%
                                              -----------   -----------   ----------   -------
  Total Revenues............................  $85,081,000   $75,643,000   $9,438,000     12.5%
                                              ===========   ===========   ==========   =======
Operating Profit:
Industrial Services.........................  $11,470,000   $ 9,831,000   $1,639,000     16.7%
Equipment Sales & Rentals...................      547,000      (189,000)     736,000        --
Corporate...................................   (4,779,000)   (3,809,000)    (970,000)    25.5%
                                              -----------   -----------   ----------   -------
  Total Operating Profit (EBIT).............  $ 7,238,000   $ 5,833,000   $1,405,000     24.1%
                                              ===========   ===========   ==========   =======

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

     Through the third quarter which ended February 28, 2002, traditional service revenues were 1% behind year over year amounts due to a significant softening in third quarter demand. In the fourth quarter ended May 31, 2002, revenues from traditional services grew at a 9% rate in comparison to the fourth quarter of fiscal 2001, resulting in the nearly 2% increase for the year overall. The fourth quarter strengthening was impacted by two new multi-location, multi-service contracts that came on-stream during the quarter.

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

     The non-cash G&A compensation expense of $368 thousand in fiscal 2002 was related to the vesting of performance stock options previously awarded to the Company's Chief Executive Officer. When the CEO joined the Company in 1998, he was awarded 200,000 performance-based stock options at the market price on the date of award of $3.625 per share. One third of these options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May

2002, when the price of Team's stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options (approximately $0.03 effect on earnings per share, net of tax benefit).

     Income tax expense as a percent of pre-tax income was 38.4% in fiscal 2002 as compared to 35.0% in fiscal 2001. The 2001 tax rate reflects a $400,000 tax benefit associated with the liquidation of a small subsidiary in the United Kingdom in that year.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2003, the Company's liquid working capital (cash and accounts receivable, less current liabilities) totaled $8.9 million, an increase of $200 thousand since May 31, 2002. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At May 31, 2003, the outstanding balance under the revolving credit facility was $5.0 million and approximately $5.4 million was available to borrow under the facility.

     During fiscal 2003, the Company reduced its total outstanding debt by $2.4 million as a result of cash flow from operations. In fiscal 2003, the Company also expended $2.1 million to reacquire an additional 310,000 shares of its common stock on the open market pursuant to a stock repurchase plan.

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

     The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2003, the Company's marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2003 is approximately 4.4%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

     The Company entered into an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.3 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements had a negative mark-to-market value of approximately $43,000 and $92,000 at May 31, 2003 and 2002, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2003 and 2002, the Company was in compliance with all credit facility covenants.

     At May 31, 2003, the Company was contingently liable for $2.1 million in outstanding stand-by letters of credit and, at that date, approximately $5.4 million was available to borrow under the credit facility.

CRITICAL ACCOUNTING POLICIES

     Goodwill -- The Company has $10.0 million of recorded goodwill associated with business acquisitions made in fiscal year 1999. Of that amount, approximately $7.1 million is associated with the industrial services segment and $2.9 million is associated with the equipment sales and rental business. Effective June 1, 2002, we have adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized but be reviewed for impairment at least annually. The Company has evaluated the carrying value of Goodwill using a cash-flow multiple calculation methodology and has determined that no adjustment is needed to the carrying value of goodwill as a result of the implementation adoption of SFAS No. 142.

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

     Deferred Income Taxes -- The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of May 31, 2003 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

     Loss Contingencies -- The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings above. In management's opinion, an adequate accrual has been made as of May 31, 2003 to provide for any losses that may arise from these contingencies.

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

     At May 31, 2003, the Company's contractual obligations are summarized as follows:

YEAR ENDING                                      OPERATING       DEBT
MAY 31,                                            LEASES     OBLIGATIONS      TOTAL
-----------                                      ----------   -----------   -----------
2004...........................................  $3,036,000   $ 1,482,000   $ 4,518,000
2005...........................................   2,146,000     8,517,000    10,663,000
2006...........................................   1,199,000       125,000     1,324,000
2007...........................................     369,000       125,000       494,000
2008...........................................     108,000       125,000       233,000
Thereafter.....................................          --       685,000       685,000
                                                 ----------   -----------   -----------
          Total................................  $6,858,000   $11,059,000   $17,917,000
                                                 ==========   ===========   ===========

NEW ACCOUNTING STANDARDS

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     The company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company's financial position or operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. At May 31, 2003, the Company has floating-rate obligations totaling $11.1 million outstanding under its credit facility (see Note 6 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited in part by an interest rate swap agreement entered into by the Company. This swap agreement effectively fixes the interest rate on approximately $2.3 million of the Company's variable rate debt. Under these swap agreements, payments are made based on a fixed rate of 5.19% and received on a LIBOR based variable rate. Any change in the value of the swap agreements, real or hypothetical, would be offset by an inverse change in the value of the underlying hedged item. With respect to the remaining $8.8 million of floating-rate debt not covered by swap agreements, a 1% increase in interest rates could result in an annual increase in interest expense of $90 thousand.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2003.

                                            KPMG LLP

Houston, Texas
July 16, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Team, Inc.
Alvin, Texas

     We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Team, Inc. and subsidiaries for the year ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Team, Inc. and subsidiaries for the year ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
July 12, 2001

                          TEAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   854,000   $   823,000
  Receivables...............................................   17,707,000    17,250,000
  Inventories...............................................    9,498,000     8,802,000
  Income tax receivable.....................................       16,000            --
  Deferred income taxes.....................................      783,000       685,000
  Prepaid expenses and other current assets.................      559,000       513,000
                                                              -----------   -----------
          Total Current Assets..............................   29,417,000    28,073,000
Property, Plant and Equipment:
  Land and buildings........................................    7,293,000     7,173,000
  Machinery and equipment...................................   22,517,000    20,483,000
                                                              -----------   -----------
                                                               29,810,000    27,656,000
          Less accumulated depreciation and amortization....   17,542,000    15,719,000
                                                              -----------   -----------
                                                               12,268,000    11,937,000
Goodwill, net of accumulated amortization of $922,000.......   10,049,000    10,049,000
Other assets, net...........................................      490,000       712,000
Restricted cash.............................................           --       418,000
                                                              -----------   -----------
          Total Assets......................................  $52,224,000   $51,189,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $ 1,482,000   $ 1,512,000
  Accounts payable..........................................    3,195,000     2,953,000
  Other accrued liabilities.................................    5,027,000     4,294,000
  Current income taxes payable..............................           --       621,000
                                                              -----------   -----------
          Total Current Liabilities.........................    9,704,000     9,380,000
Deferred income taxes.......................................      606,000       435,000
Long-term debt..............................................    9,577,000    11,978,000
Other long term liabilities.................................      384,000     1,041,000
Minority Interest...........................................      218,000       173,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued...           --            --
  Common stock, par value $.30 per share, 30,000,000 shares
     authorized; 8,587,512 and 8,331,132 shares issued......    2,576,000     2,499,000
  Additional paid-in capital................................   34,065,000    32,961,000
  Accumulated deficit.......................................     (268,000)   (4,670,000)
  Accumulated other comprehensive loss......................       (1,000)      (57,000)
  Treasury stock at cost, 968,308 and 658,520 shares........   (4,637,000)   (2,551,000)
                                                              -----------   -----------
          Total Stockholders' Equity........................   31,735,000    28,182,000
                                                              -----------   -----------
          Total Liabilities and Stockholders' Equity........  $52,224,000   $51,189,000
                                                              ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Revenues..............................................  $91,876,000   $85,081,000   $75,643,000
Operating expenses....................................   54,684,000    49,616,000    45,053,000
                                                        -----------   -----------   -----------
          Gross margin................................   37,192,000    35,465,000    30,590,000
Selling, general and administrative expenses..........   29,183,000    27,411,000    24,760,000
Goodwill amortization.................................           --       275,000       275,000
Non cash G & A compensation cost......................      115,000       368,000            --
Other expense (income)................................      150,000       173,000      (278,000)
                                                        -----------   -----------   -----------
Earnings before interest and taxes....................    7,744,000     7,238,000     5,833,000
Interest..............................................      601,000       892,000     1,616,000
                                                        -----------   -----------   -----------
Earnings before income taxes..........................    7,143,000     6,346,000     4,217,000
Provision for income taxes............................    2,741,000     2,437,000     1,477,000
                                                        -----------   -----------   -----------
Net income............................................  $ 4,402,000   $ 3,909,000   $ 2,740,000
                                                        ===========   ===========   ===========
Net income per common share
   -- Basic...........................................  $      0.57   $      0.51   $      0.34
                                                        ===========   ===========   ===========
   -- Diluted.........................................  $      0.53   $      0.48   $      0.34
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding
   -- Basic...........................................    7,707,000     7,664,000     8,015,000
                                                        ===========   ===========   ===========
   -- Diluted.........................................    8,369,000     8,229,000     8,122,000
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                FISCAL YEARS ENDED MAY 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
Net income...............................................  $4,402,000   $3,909,000   $2,740,000
Cumulative effect of an accounting change................          --      (56,000)          --
Net income (loss) on interest rate swaps.................      49,000     (149,000)          --
Reclassification adjustments related to interest rate
  swaps..................................................          --      113,000           --
Foreign currency translation adjustment..................      26,000           --           --
Tax (provision) benefit..................................     (19,000)      35,000           --
                                                           ----------   ----------   ----------
Comprehensive income.....................................  $4,458,000   $3,852,000   $2,740,000
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       MAY 31,
                                                       ----------------------------------------
                                                          2003          2002           2001
                                                       -----------   -----------   ------------
COMMON STOCK:
  Balance at beginning of year.......................  $ 2,499,000   $ 2,503,000   $  2,477,000
  Shares issued for directors fees...................        2,000         5,000          8,000
  Shares retired.....................................           --       (71,000)            --
  Exercise of stock options..........................       75,000        62,000         18,000
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $ 2,576,000   $ 2,499,000   $  2,503,000
                                                       ===========   ===========   ============
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.......................  $32,961,000   $32,257,000   $ 32,103,000
  Shares issued for directors fees...................       58,000        46,000         43,000
  Shares retired.....................................           --      (741,000)            --
  Exercise of stock options..........................      931,000       748,000        111,000
  Value of options issued in exchange for earn-out...           --       283,000             --
  Non cash compensation cost.........................      115,000       368,000             --
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $34,065,000   $32,961,000   $ 32,257,000
                                                       ===========   ===========   ============
ACCUMULATED DEFICIT:
  Balance at beginning of year.......................  $(4,670,000)  $(8,579,000)  $(11,319,000)
  Net income.........................................    4,402,000     3,909,000      2,740,000
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $  (268,000)  $(4,670,000)  $ (8,579,000)
                                                       ===========   ===========   ============
UNEARNED STOCK COMPENSATION:
  Balance at beginning of year.......................  $        --   $        --   $    (27,000)
  Compensation expense...............................           --            --         27,000
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $        --   $        --   $         --
                                                       ===========   ===========   ============
ACCUMULATED OTHER COMPREHENSIVE LOSS:
  Balance at beginning of year.......................  $   (57,000)  $        --   $         --
  Unrealized gain (loss) on derivative instruments...       30,000       (57,000)            --
  Foreign currency translation adjustment............       26,000            --             --
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $    (1,000)  $   (57,000)  $         --
                                                       ===========   ===========   ============
TREASURY STOCK:
  Balance at beginning of year.......................  $(2,551,000)  $(1,369,000)  $    (97,000)
  Repurchase of common stock.........................   (2,086,000)   (1,994,000)    (1,272,000)
  Shares retired.....................................           --       812,000             --
                                                       -----------   -----------   ------------
          Balance at end of year.....................  $(4,637,000)  $(2,551,000)  $ (1,369,000)
                                                       ===========   ===========   ============
TOTAL STOCKHOLDERS' EQUITY...........................  $31,735,000   $28,182,000   $ 24,812,000
                                                       ===========   ===========   ============

                See notes to consolidated financial statements.

                          TEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FISCAL YEARS ENDED MAY 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Cash Flows From Operating Activities:
  Net income..........................................  $ 4,402,000   $ 3,909,000   $ 2,740,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization....................    2,555,000     2,693,000     2,773,000
     Provision for doubtful accounts..................      263,000       119,000       141,000
     Other income.....................................           --            --      (278,000)
     Equity in (earnings) losses of unconsolidated
       subsidiary and other...........................      (56,000)      (17,000)       73,000
     Deferred income taxes............................      312,000       (47,000)      138,000
     Non cash G&A compensation cost...................      115,000       368,000            --
     Changes in assets and liabilities, net of effects
       from business acquisitions:
     (Increase) decrease:
       Accounts receivable............................     (720,000)   (2,761,000)   (1,169,000)
       Inventories....................................     (696,000)     (557,000)     (424,000)
       Prepaid expenses and other current assets......      (41,000)     (215,000)      253,000
       Income tax receivable..........................      (16,000)           --            --
     Increase (decrease):
       Accounts payable...............................      242,000       996,000       (22,000)
       Other accrued liabilities......................      827,000       882,000       453,000
       Income taxes payable...........................     (621,000)      (89,000)      (92,000)
                                                        -----------   -----------   -----------
          Net cash provided by operating activities...  $ 6,566,000   $ 5,281,000   $ 4,586,000
                                                        -----------   -----------   -----------
  Cash Flows From Investing Activities:
     Capital expenditures.............................   (2,037,000)   (2,043,000)   (1,563,000)
     Rental and demonstration equipment...............     (560,000)     (369,000)     (524,000)
     Proceeds from disposal of property and
       equipment......................................       37,000       122,000     1,571,000
     Increase in other assets, net....................       30,000      (102,000)           --
     Other............................................                         --       260,000
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......  $(2,530,000)  $(2,392,000)  $  (256,000)
                                                        -----------   -----------   -----------
Cash Flows From Financing Activities:
  Payments under debt agreements and other long-term
     obligations......................................  $(2,670,000)  $(1,852,000)  $(2,597,000)
  Issuance of common stock............................      751,000       812,000       180,000
  Repurchase of common stock..........................   (2,086,000)   (1,994,000)   (1,272,000)
                                                        -----------   -----------   -----------
          Net cash used in financing activities.......  $(4,005,000)  $(3,034,000)  $(3,689,000)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................       31,000      (145,000)      641,000
Cash and cash equivalents at beginning of year........      823,000       968,000       327,000
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year..............  $   854,000   $   823,000   $   968,000
                                                        ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
          Interest....................................  $   626,000   $   981,000   $ 1,641,000
                                                        ===========   ===========   ===========
          Income taxes................................  $ 2,936,000   $ 2,200,000   $ 1,426,000
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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

CLASSIFICATION                                               LIFE
--------------                                               ----
Buildings...............................................  20-30 years
Machinery and equipment.................................   2-10 years

     Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $2,324,000 and $1,859,000 (before accumulated depreciation of $283,000 and $208,000) at May 31, 2003 and 2002, respectively. These self-constructed assets are periodically transferred to inventory and sold as used equipment.

  Goodwill

     SFAS No. 142 Accounting for Goodwill and Other Intangible Assets became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill as a charge to earnings effective as of the beginning of fiscal 2003.

                          TEAM, INC. AND SUBSIDIARIES

     The following table sets forth the pro-forma impact on the prior years had the provisions of the new standard been applied as of June 1, 2000:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Reported net income..............................  $4,402,000   $3,909,000   $2,740,000
Add back: Goodwill amortization..................          --      275,000      275,000
                                                   ----------   ----------   ----------
Adjusted net income..............................  $4,402,000   $4,184,000   $3,015,000
                                                   ==========   ==========   ==========
  Basic earnings per share:
     Reported net income.........................  $     0.57   $     0.51   $     0.34
     Goodwill amortization.......................          --         0.04         0.03
                                                   ----------   ----------   ----------
     Adjusted net income.........................  $     0.57   $     0.55   $     0.38
                                                   ==========   ==========   ==========
  Diluted earnings per share:
     Reported net income.........................  $     0.53   $     0.48   $     0.34
     Goodwill amortization.......................          --         0.03         0.03
                                                   ----------   ----------   ----------
     Adjusted net income.........................  $     0.53   $     0.51   $     0.37
                                                   ==========   ==========   ==========

     The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company has completed the required annual impairment test and has determined that there is no impairment of goodwill as of May 31, 2003.

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

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2003 presentation.

  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted

                          TEAM, INC. AND SUBSIDIARIES
average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period.

     Options to purchase 112,000 and 655,000 shares of common stock were outstanding during the years ended May 31, 2003 and 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period. In 2002, all outstanding options were "in the money" and therefore, no options were excluded from the computation of diluted EPS in that year.

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

  New Accounting Standards

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

                          TEAM, INC. AND SUBSIDIARIES

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rate of 1.8%, 3.8%, and 4.5%; volatility factor of the expected market price of the Company's common stock of 35.6%, 42.8%, and 73.8%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

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

     The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Net income -- as reported........................  $4,402,000   $3,909,000   $2,740,000
Stock based employee compensation expense
  included in reported net income................     115,000      368,000           --
Total stock-based employee compensation expense
  determined under fair value based method for
  all awards.....................................    (165,000)    (163,000)    (204,000)
                                                   ----------   ----------   ----------
Pro forma net income.............................  $4,352,000   $4,114,000   $2,536,000
                                                   ==========   ==========   ==========
Earnings per share -- basic......................  $     0.57   $     0.51   $     0.34
                                                   ==========   ==========   ==========
Pro forma earnings per share -- basic............  $     0.56   $     0.54   $     0.32
                                                   ==========   ==========   ==========
Earnings per share -- diluted....................  $     0.53   $     0.48   $     0.34
                                                   ==========   ==========   ==========
Pro forma earnings per share -- diluted..........  $     0.52   $     0.46   $     0.31
                                                   ==========   ==========   ==========

     The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company's financial position or operating results.

                          TEAM, INC. AND SUBSIDIARIES

2. RECEIVABLES

     Receivables consist of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Trade accounts receivable..................................  $18,180,000   $17,649,000
Other receivables..........................................       60,000       112,000
Allowance for doubtful accounts............................     (533,000)     (511,000)
                                                             -----------   -----------
          Total............................................  $17,707,000   $17,250,000
                                                             ===========   ===========

     The following summarizes the activity in the allowance for doubtful accounts:

                                                                    MAY 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Balance at beginning of year................................  $511,000   $392,000
Provision for doubtful accounts.............................   263,000    119,000
Write off of bad debt.......................................  (241,000)        --
                                                              --------   --------
Balance at end of year......................................  $533,000   $511,000
                                                              ========   ========

3. INVENTORIES

     Inventories consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Raw materials...............................................  $1,084,000   $  953,000
Finished goods and work in progress.........................   8,414,000    7,849,000
                                                              ----------   ----------
          Total.............................................  $9,498,000   $8,802,000
                                                              ==========   ==========

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Payroll and other compensation expenses.....................  $2,771,000   $1,736,000
Insurance accruals..........................................   1,261,000    1,334,000
Accrued interest............................................      77,000      104,000
Current payments due to former officers.....................     238,000      264,000
Other.......................................................     680,000      856,000
                                                              ----------   ----------
          Total.............................................  $5,027,000   $4,294,000
                                                              ==========   ==========

                          TEAM, INC. AND SUBSIDIARIES

5. INCOME TAXES

     The provision for income taxes attributable to pre-tax earnings are as follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Federal income taxes:
  Current........................................  $2,093,000   $2,013,000   $1,179,000
  Deferred.......................................     279,000      (37,000)     177,000
State income taxes:
  Current........................................     336,000      468,000      159,000
  Deferred.......................................      33,000       (7,000)     (38,000)
                                                   ----------   ----------   ----------
          Total..................................  $2,741,000   $2,437,000   $1,477,000
                                                   ==========   ==========   ==========

     A reconciliation between income taxes related to earnings before income taxes and income taxes computed by applying the statutory Federal income tax rate to such earnings follows:

                                                        FISCAL YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Earnings before income taxes.....................  $7,143,000   $6,346,000   $4,217,000
                                                   ==========   ==========   ==========
Computed income taxes at statutory rate..........  $2,429,000   $2,158,000   $1,434,000
Liquidation of foreign subsidiary................          --           --     (400,000)
Goodwill amortization............................          --       93,000       93,000
State income taxes...............................     325,000      309,000      160,000
Foreign (gain) losses............................     (32,000)      (2,000)     104,000
Other............................................      19,000     (121,000)      86,000
                                                   ----------   ----------   ----------
          Total..................................  $2,741,000   $2,437,000   $1,477,000
                                                   ==========   ==========   ==========

     During fiscal 2001, a United Kingdom subsidiary was liquidated (see note
8). The subsidiary had incurred operating losses since the early 1990's; however, no tax benefit had been recognized or realized since the utilization of such benefits could not be assured prior to the liquidation of the subsidiary. With the liquidation of the subsidiary, the Company recognized the tax benefit of the losses in its fiscal year 2001 Federal income tax return.

     A summary of the significant components of the Company's deferred tax assets and liabilities follows:

                                                                      MAY 31,
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
Receivables.................................................  $   201,000   $  207,000
Accrued expenses and other liabilities......................      777,000      850,000
Inventory...................................................      222,000      133,000
                                                              -----------   ----------
          Gross deferred assets.............................    1,200,000    1,190,000
                                                              -----------   ----------
Property, plant and equipment...............................     (800,000)    (761,000)
Other.......................................................     (223,000)    (179,000)
                                                              -----------   ----------
          Gross deferred liabilities........................   (1,023,000)    (940,000)
                                                              -----------   ----------
          Net deferred taxes................................  $   177,000   $  250,000
                                                              ===========   ==========

     No valuation account is required for the deferred tax assets as management believes it is more likely than not that the Company will have sufficient taxable income in the future that will allow it to realize the benefits

                          TEAM, INC. AND SUBSIDIARIES
of the net deferred tax assets. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

6. LONG-TERM DEBT

     Long-term debt consists of:

                                                                      MAY 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Revolving loan.............................................  $ 5,000,000   $ 5,919,000
Term and mortgage notes....................................    6,059,000     7,540,000
Capital lease obligations..................................           --        31,000
                                                             -----------   -----------
                                                              11,059,000    13,490,000
Less current portion.......................................    1,482,000     1,512,000
                                                             -----------   -----------
          Total............................................  $ 9,577,000   $11,978,000
                                                             ===========   ===========

     Maturities of long-term debt are as follows:

FY2004..................................................  $ 1,482,000
   2005.................................................    8,517,000
   2006.................................................      125,000
   2007.................................................      125,000
   2008.................................................      125,000
Thereafter..............................................      685,000
                                                          -----------
                                                          $11,059,000
                                                          ===========

     The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2003, the Company's marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2003 is approximately 4.4%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

     The Company entered into an interest rate swap agreement that expires in September, 2003 and which qualifies as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covers approximately $2.3 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements had a negative mark-to-market value of approximately $43,000 and $92,000 at May 31, 2003 and 2002, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2003 and 2002, the Company was in compliance with all credit facility covenants.

                          TEAM, INC. AND SUBSIDIARIES

     At May 31, 2003, the Company was contingently liable for $2.1 million in outstanding stand-by letters of credit and, at that date, approximately $5.4 million was available to borrow under the credit facility.

7. OTHER LONG-TERM LIABILITIES

     Other liabilities consisted of:

                                                                     MAY 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
Post retirement payments....................................  $ 622,000   $  886,000
Deferred compensation due former officer....................         --      419,000
Less amounts due in one year................................   (238,000)    (264,000)
                                                              ---------   ----------
                                                              $ 384,000   $1,041,000
                                                              =========   ==========

     Amounts due within one year of $238,000 and $264,000, respectively, are included in other accrued liabilities in the accompanying consolidated balance sheet.

  Post Retirement Benefits:

     The Company is obligated for post-retirement benefits to three former officers with payments due through 2007. Future maturities of amounts due under post retirement benefit agreements are as follows:

2004......................................................  $238,000
2005......................................................   245,000
2006......................................................   100,000
2007......................................................    39,000
                                                            --------
                                                            $622,000
                                                            ========

  Deferred Compensation Arrangement:

     Under a nonqualified deferred compensation agreement, a former officer of the Company (the "Participant") elected to defer a portion of his compensation into a trust established by the Company. The trust assets, consisting of cash and cash equivalents, were subject to the claims of the Company's creditors in the event of the Company's insolvency, until paid to the Participant and his beneficiaries. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust and Invested," the accounts of the trust were consolidated into the Company's financial statements until liquidated and paid out to the Participant in fiscal 2003.

8. OTHER EXPENSE (INCOME)

     In 2003, other expense consists of a $150,000 charge for estimated losses pertaining to a sales tax matter involving the wholly owned subsidiary, Climax Portable Machine Tools, Inc., which is domiciled in the state of Oregon, a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it has not previously done. Climax is in the process of entering into agreements with several states with respect to sales tax obligations and is in the process of collecting amounts due from its customers. The $150,000 charge represents management's estimate of the probable loss that Climax will incur with respect to this matter. The ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. Management expects that this issue will be fully resolved over the course of the next year and that the ultimate outcome, even if different than the amount provided, will not have a significant impact on the future operating results of Climax.

                          TEAM, INC. AND SUBSIDIARIES

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

     Also in 2001, the Company completed the sale of substantially all of the assets and operations of a small operating subsidiary located in the United Kingdom resulting in a loss on disposal of the business of $82,000. The operations of the UK subsidiary were not material to the Company's business.

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

     In addition to the options granted under the option plans discussed above, the Company's chief executive officer was granted options to purchase 200,000 shares of common stock at a price of $3.625 per share upon joining the Company in 1998. Such grant was subject to a vesting schedule based on stock performance measures which provided that one third of the options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May 2002, when the price of Team's stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options totaling $368,000 (approximately $0.03 per share, net of tax).

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

                          TEAM, INC. AND SUBSIDIARIES

     Transactions under all plans are summarized below: (For purposes of the summary, the chief executive officer's performance options that vested in fiscal 2002 (67,000) and that were modified in 2003 (133,000) are included as fiscal 2002 and 2003 grants, respectively).

                                                   FISCAL YEARS ENDED MAY 31,
                              ---------------------------------------------------------------------
                                      2003                    2002                    2001
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                              NUMBER OF    AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                               OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                              ----------   --------   ----------   --------   ----------   --------
Shares under option,
  beginning of year.........   1,277,000    $3.41      1,114,800    $3.00      1,111,000    $3.11
Changes during the year:
  Granted...................     134,000    $8.96        324,200    $4.25        142,000    $2.04
  CEO Performance Options...     133,000    $3.63         67,000    $3.63             --    $  --
  Exercised.................    (250,000)   $3.00       (209,000)   $3.88        (60,700)   $2.13
  Canceled..................     (10,000)   $7.44        (20,000)   $3.63        (77,500)   $3.43
                              ----------    -----     ----------    -----     ----------    -----
          Shares under
            option, end of
            year............   1,284,000    $4.04      1,277,000    $3.41      1,114,800    $3.00
Exercisable at end of
  year......................   1,074,000    $3.77        980,000    $3.27        824,000    $3.06
                              ==========    =====     ==========    =====     ==========    =====
Available for future
  grant.....................     440,000                 174,000                 410,000
                              ==========              ==========              ==========
Weighted average grant-date
  fair value of options
  granted during year.......  $     2.36              $     1.29              $     0.99
                              ==========              ==========              ==========

     For options outstanding at May 31, 2003, the range of exercise prices and remaining contractual lives are as follows:

                                                                   WEIGHTED     WEIGHTED
                                                       NUMBER OF   AVERAGE    AVERAGE LIFE
RANGE OF PRICES                                         OPTIONS     PRICE      (IN YEARS)
---------------                                        ---------   --------   ------------
$1.94 to $2.75.......................................    225,000    $2.24         5.6
$3.06 to $3.50.......................................    310,000    $3.44         5.5
$3.56 to $4.00.......................................    518,000    $3.72         6.0
$5.15 to $9.00.......................................    231,000    $7.30         8.8
                                                       ---------    -----         ---
                                                       1,284,000    $4.04         5.5
                                                       =========    =====         ===

  Employee Benefit Plans:

     Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2003, 2002 and 2001, were $363,000, $319,000, and $302,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

  Loss Contingencies

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment was entered against the Company. In December 2002, the Company settled the lawsuit with respect to that plaintiff for an amount less than the judgment entered. With respect to the second

                          TEAM, INC. AND SUBSIDIARIES
plaintiff, the Court set aside the jury verdict on most points and granted the Company's motion for a new trial on a specific issue. The second plaintiff has appealed the District Court's decision, which is currently pending in the United States Court of Appeals for the Fifth Circuit. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual was made in the financial statements as of May 31, 2003 and 2002 to provide for the probable amount of loss in this case.

     In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. Other defendants have subsequently been added. The suit seeks contribution for clean-up costs expended by the plaintiffs in cleaning up an EPA Superfund site at which hazardous wastes were disposed. A former subsidiary of the Company acquired in 1978 and sold back to the prior owner in 1984, had allegedly disposed of hazardous wastes at the site during the period 1969-1976, years before the Company owned it. The plaintiff's allege that the Company is a legal successor-in-interest to the former subsidiary and liable for its prior liabilities. The case is in the discovery stage and it is not possible at this time to estimate reasonably or accurately the likelihood or amount of any potential liability in this matter, if any. The Company vigorously denies that it is a successor-in-interest to the former subsidiary and that it has any liability in the matter.

     The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company's consolidated financial statements.

     See also Note 8 for a discussion of sales tax contingencies.

  Lease Commitments

     The Company's operating leases relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $3,294,000, $2,848,000 and $2,151,000 in 2003, 2002 and 2001, respectively. Minimum rental commitments for future periods are as follows:

YEAR ENDING                                                   OPERATING
MAY 31,                                                         LEASES
-----------                                                   ----------
2004........................................................  $3,036,000
2005........................................................   2,146,000
2006........................................................   1,199,000
2007........................................................     369,000
2008........................................................     108,000
                                                              ----------
          Total minimum payments............................  $6,858,000
                                                              ==========

11. COMMON STOCK

     During fiscal 2003, 2002, and 2001, the Company reacquired 309,788, 200,000, and 449,720 shares, respectively, pursuant to an approved, open market repurchase plan at an average price of $6.73, $5.93, and $2.83 per share, in 2003, 2002, and 2001, respectively. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock. Additionally, in June 2001, the Company completed the reacquisition of 235,647 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost

                          TEAM, INC. AND SUBSIDIARIES
was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital The Following summarizes the activity of shares outstanding for the years 2003, 2002 and 2001:

                                                       COMMON
                                                        STOCK     TREASURY     SHARES
                                                       ISSUED      STOCK     OUTSTANDING
                                                      ---------   --------   -----------
Number of shares, May 31, 2000......................  8,256,954     (9,700)   8,247,254
  Shares issued for director fees...................     25,700         --       25,700
  Exercise of stock options.........................     60,000         --       60,000
  Shares repurchased................................         --   (449,720)    (449,720)
                                                      ---------   --------    ---------
Number of shares, May 31, 2001......................  8,342,654   (459,420)   7,883,234
  Shares issued for director fees...................     15,150         --       15,150
  Exercise of stock options.........................    208,975         --      208,975
  Shares repurchased................................         --   (434,747)    (434,747)
  Shares retired....................................   (235,647)   235,647           --
                                                      ---------   --------    ---------
Number of shares, May 31, 2002......................  8,331,132   (658,520)   7,672,612
  Shares issued for director fees...................      6,630         --        6,630
  Exercise of stock options.........................    249,750         --      249,750
  Shares repurchased................................         --   (309,788)    (309,788)
                                                      ---------   --------    ---------
Number of shares, May 31, 2003......................  8,587,512   (968,308)   7,619,204
                                                      =========   ========    =========

     As of May 31, 2003, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.4 million on open market repurchases.

12. INDUSTRY SEGMENT INFORMATION

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

                          TEAM, INC. AND SUBSIDIARIES

     Information about business segments for the fiscal years 2003, 2002 and 2001 is set forth below:

                         FISCAL YEAR ENDED MAY 31, 2003

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $81,122,000      $10,754,000      $        --   $91,876,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....   12,012,000          603,000       (4,871,000)    7,744,000
Interest..............................           --               --          601,000       601,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $12,012,000      $   603,000      $(5,472,000)  $ 7,143,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,539,000      $   605,000      $   411,000   $ 2,555,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,619,000      $   303,000      $   115,000   $ 2,037,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $36,560,000      $11,386,000      $ 4,278,000   $52,224,000
                                        ===========      ===========      ===========   ===========

                         FISCAL YEAR ENDED MAY 31, 2002

                                        INDUSTRIAL        EQUIPMENT        CORPORATE
                                         SERVICES     SALES AND RENTALS    AND OTHER       TOTAL
                                        -----------   -----------------   -----------   -----------
Revenues..............................  $74,513,000      $10,568,000      $        --   $85,081,000
                                        -----------      -----------      -----------   -----------
Earnings before interest and taxes....   11,470,000          547,000       (4,779,000)    7,238,000
Interest..............................           --               --          892,000       892,000
                                        -----------      -----------      -----------   -----------
Earnings before income taxes..........  $11,470,000      $   547,000      $(5,671,000)  $ 6,346,000
                                        ===========      ===========      ===========   ===========
Depreciation and amortization.........  $ 1,644,000      $   684,000      $   365,000   $ 2,693,000
                                        ===========      ===========      ===========   ===========
Capital expenditures..................  $ 1,829,000      $   120,000      $    94,000   $ 2,043,000
                                        ===========      ===========      ===========   ===========
Identifiable assets...................  $35,430,000      $12,247,000      $ 3,512,000   $51,189,000
                                        ===========      ===========      ===========   ===========

                         FISCAL YEAR ENDED MAY 31, 2001

                                        INDUSTRIAL     EQUIPMENT SALES    CORPORATE AND
                                         SERVICES        AND RENTALS          OTHER          TOTAL
                                        -----------   -----------------   -------------   -----------
Revenues..............................  $66,492,000      $ 9,151,000       $        --    $75,643,000
                                        -----------      -----------       -----------    -----------
Earnings before interest and taxes....    9,831,000         (189,000)       (3,809,000)     5,833,000
Interest..............................           --               --         1,616,000      1,616,000
                                        -----------      -----------       -----------    -----------
Earnings before income taxes..........  $ 9,831,000      $  (189,000)      $(5,425,000)   $ 4,217,000
                                        ===========      ===========       ===========    ===========
Depreciation and amortization.........  $ 1,635,000      $   716,000       $   422,000    $ 2,773,000
                                        ===========      ===========       ===========    ===========
Capital expenditures..................  $ 1,351,000      $   153,000       $    59,000    $ 1,563,000
                                        ===========      ===========       ===========    ===========
Identifiable assets...................  $32,563,000      $12,011,000       $ 3,422,000    $47,996,000
                                        ===========      ===========       ===========    ===========

13. ACQUISITIONS

     In July 2001, the Company entered into an exchange agreement with the former owners of X-Ray Inspection, Inc. which was acquired by the Company in April 1999. Pursuant to the agreement, the Company's obligation for contingent future consideration (up to $2.5 million depending on future earnings of X-Ray) was cancelled in exchange for the issuance of options to acquire 100,000 shares of the Company's common stock (at $3.50 per share) and the nomination of the principal former owner of X-Ray to the

                          TEAM, INC. AND SUBSIDIARIES

Company's Board of Directors. The value of the options issued in exchange for the cancellation of the contingent future consideration ($283,000) was recorded as additional goodwill with an offsetting credit to additional paid-in capital.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's consolidated results of operations by quarter for the fiscal years ended May 31, 2003, and 2002 are shown below.

                                                                FISCAL 2003
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                           -----------   -----------   -----------   -----------
Revenues.................................  $22,008,000   $23,160,000   $21,777,000   $24,931,000
                                           ===========   ===========   ===========   ===========
Gross margin.............................  $ 9,031,000   $ 9,607,000   $ 8,451,000   $10,103,000
                                           ===========   ===========   ===========   ===========
Earnings before interest and taxes.......  $ 2,017,000   $ 2,367,000   $ 1,018,000   $ 2,342,000
                                           ===========   ===========   ===========   ===========
Net income...............................  $ 1,148,000   $ 1,364,000   $   538,000   $ 1,352,000
                                           ===========   ===========   ===========   ===========
Net income per share:
  Basic..................................  $      0.15   $      0.18   $      0.07   $      0.18
                                           ===========   ===========   ===========   ===========
  Diluted................................  $      0.14   $      0.16   $      0.06   $      0.17
                                           ===========   ===========   ===========   ===========

                                                                FISCAL 2002
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                           -----------   -----------   -----------   -----------
Revenues.................................  $19,828,000   $21,594,000   $19,047,000   $24,612,000
                                           ===========   ===========   ===========   ===========
Gross margin.............................  $ 8,183,000   $ 9,043,000   $ 7,879,000   $10,360,000
                                           ===========   ===========   ===========   ===========
Earnings before interest and taxes.......  $ 1,537,000   $ 2,267,000   $ 1,072,000   $ 2,362,000
                                           ===========   ===========   ===========   ===========
Net income...............................  $   802,000   $ 1,244,000   $   526,000   $ 1,337,000
                                           ===========   ===========   ===========   ===========
Net income per share:
  Basic..................................  $      0.10   $      0.16   $      0.07   $      0.17
                                           ===========   ===========   ===========   ===========
  Diluted................................  $      0.10   $      0.15   $      0.06   $      0.16
                                           ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting and financial disclosures with the Company's independent accountants within the past two years.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's chief executive officer and its chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report and have concluded that such controls are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

     THE INFORMATION CONTAINED IN ITEMS 10, 11, 12, 13 AND 14 OF PART III HAS BEEN OMITTED FROM THIS REPORT ON FORM 10-K SINCE THE COMPANY WILL FILE, NOT LATER THAN 120 DAYS FOLLOWING THE CLOSE OF ITS FISCAL YEAR ENDED MAY 31, 2003, ITS DEFINITIVE PROXY STATEMENT. THE INFORMATION REQUIRED BY PART III WILL BE INCLUDED IN THAT PROXY STATEMENT AND SUCH INFORMATION IS HEREBY INCORPORATED BY REFERENCE, WITH THE EXCEPTION OF THE INFORMATION UNDER THE HEADINGS "COMPENSATION COMMITTEE REPORT" AND "COMPARISON OF TOTAL SHAREHOLDERS' RETURN."

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The following consolidated financial statements of Team, Inc. and its subsidiaries are included in Part II, Item 8.

                                                               PAGE
                                                              -------
Independent Auditors' Reports...............................  14 & 15
Consolidated Balance Sheets -- May 31, 2003 and 2002........       16
Consolidated Statements of Operations -- Years ended May 31,       17
  2003, 2002 and 2001.......................................
Consolidated Statements of Comprehensive Income -- Years           18
  ended May 31, 2003, 2002, 2001............................
Consolidated Statements of Stockholders' Equity -- Years           19
  ended May 31, 2003, 2002 and 2001.........................
Consolidated Statements of Cash Flows -- Years ended May 31,       20
  2003, 2002 and 2001.......................................
Notes to Consolidated Financial Statements..................       21

      2. Financial Statement Schedules

     All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits

        EXHIBIT
         NUMBER
        -------
         3.1*              Second Restated Articles of Incorporation of the Company, as
                           amended through August 31, 1999, (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).
         3.2*              Bylaws of the Company (filed as Exhibit 4.2 to the Company's
                           Registration Statement on Form S-2, File No. 33-31663).

        EXHIBIT
         NUMBER
        -------
         4.1*              Certificate representing shares of common stock of Company
                           (filed as Exhibit 4(1) to the Company's Registration
                           Statement on Form S-1, File No. 2-68928).
        10.1*#             Employment Agreements and Consulting and Salary Continuation
                           Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual
                           Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K
                           for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended November
                           30, 1990).
        10.2*              Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company's Registration Statement on form S-8, File No.
                           333-74062).
        10.3*#             Team, Inc. Restated Non-Employee Directors' Stock Option
                           Plan as amended through March 28, 1996 (filed as Exhibit
                           10(z) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1996).
        10.4*#             Amendment dated January 9, 1997, to the Team, Inc. Restated
                           Non-Employee Directors Stock Option Plan (filed as Exhibit
                           10(m) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1997).
        10.5*#             Amendment dated January 29, 1998, to the Team, Inc. Restated
                           Non-Employee Directors Stock Option Plan (filed as Exhibit
                           10(k) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1997).
        10.6#              Amendment dated September 27, 2001 to the Team, Inc.
                           Restated Non-Employee Directors' Stock Option Plan.
        10.7*#             Team, Inc. Officers' Restricted Stock Option Plan dated
                           December 14, 1995 (filed as Exhibit 10(dd) to the Company's
                           Annual Report on Form 10-K for the fiscal year ended May 31,
                           1996).
        10.8*#             First Amendment to the Consulting and Salary Continuation
                           Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended November 30, 1996).
        10.9*#             First Amendment to Employment Agreement by and between
                           Philip J. Hawk and Team, Inc. effective October 1, 2001
                           (filed as Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended February 28, 2002).
        10.10*#            Incentive Stock Option Award Agreement by and between Philip
                           J. Hawk and Team, Inc. dated November 2, 1998 (filed as
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended November 30, 1998).
        10.11*#            Standard Restricted Stock Option Award Agreement by and
                           between Philip J. Hawk and Team, Inc. dated November 2, 1998
                           (filed as Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended November 30, 1998).
        10.12*#            First Amendment to Price Vested Restricted Stock Option
                           Award Agreement by and between Philip J. Hawk and Team, Inc.
                           dated October 1, 2001 (filed as Exhibit 10.2 to the
                           Company's Quarterly Report on Form 10-Q for the quarter
                           ended February 28, 2002).
        10.12#             Second Amendment dated July 11, 2002 to Price Vested
                           Restricted Stock Option Award Agreement by and between
                           Philip J. Hawk and Team, Inc.
        10.14*#            Stock Purchase Agreement by and between Philip J. Hawk and
                           Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

        EXHIBIT
         NUMBER
        -------
        10.15*#            Incentive Stock Option Award Agreement by and between Philip
                           J. Hawk and Team, Inc. dated October 1, 2001 (filed as
                           Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended February 28, 2002).
        10.16*             Stock Purchase Agreement by and between Team, Inc. and
                           Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company's Current Report on Form 8-K filed
                           June 8, 1998).
        10.17*             1998 Incentive Stock Option Plan dated January 29, 1998
                           (filed as Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended February 28, 1998).
        10.18*             Credit Agreement dated August 28, 1998 among Team,
                           NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the
                           Company's Current Report on Form 8-K filed September 9,
                           1998).
        10.19#             Exchange Agreement by and among E. Patrick Manuel, B. Dal
                           Miller and Team, Inc. dated July 5, 2001.
        10.20#             Stock Option Agreement by and between B. Dal Miller and
                           Team, Inc. dated July 5, 2001.
        14.1               Code of Ethics
        21#                Subsidiaries of the Company (filed as Exhibit 21 to the
                           Company's Annual Report on Form 10K for the fiscal year
                           ended May 31, 1999).
        23.1               Consent of Independent Auditor -- KPMG LLP
        23.2               Consent of Independent Auditor -- Deloitte & Touche LLP
        31.1               Certifications pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
        31.2               Certifications pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
        32.1               Certifications pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
        32.2               Certifications pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K.

     The Company filed one (1) report on form 8-K during the fourth quarter covering a press release announcing its earnings for the quarter ended February 28, 2003. The date of the report was March 26, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 26, 2003.

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

                 /s/ PHILIP J. HAWK                    Chief Executive Officer and          August 26, 2003
-----------------------------------------------------    Director
                  (Philip J. Hawk)




               /s/ GEORGE W. HARRISON                  Director                             August 26, 2003
-----------------------------------------------------
                (George W. Harrison)




              /s/ JACK M. JOHNSON, JR.                 Director                             August 26, 2003
-----------------------------------------------------
               (Jack M. Johnson, Jr.)




               /s/ E. THEODORE LABORDE                 Director                             August 26, 2003
-----------------------------------------------------
                (E. Theodore Laborde)




                /s/ E. PATRICK MANUEL                  Director                             August 26, 2003
-----------------------------------------------------
                 (E. Patrick Manuel)




                 /s/ LOUIS A. WATERS                   Director                             August 26, 2003
-----------------------------------------------------
                  (Louis A. Waters)




               /s/ SIDNEY B. WILLIAMS                  Director                             August 26, 2003
-----------------------------------------------------
                (Sidney B. Williams)




                   /s/ TED W. OWEN                     Senior Vice President Chief          August 26, 2003
-----------------------------------------------------    Financial Officer (Principal
                    (Ted W. Owen)                        Financial Officer and Principal
                                                         Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
         3.1*              Second Restated Articles of Incorporation of the Company, as
                           amended through August 31, 1999, (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).
         3.2*              Bylaws of the Company (filed as Exhibit 4.2 to the Company's
                           Registration Statement on Form S-2, File No. 33-31663).
         4.1*              Certificate representing shares of common stock of Company
                           (filed as Exhibit 4(1) to the Company's Registration
                           Statement on Form S-1, File No. 2-68928).
        10.1*#             Employment Agreements and Consulting and Salary Continuation
                           Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company's Annual
                           Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company's Annual Report on Form 10-K
                           for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended November
                           30, 1990).
        10.2*              Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company's Registration Statement on form S-8, File No.
                           333-74062).
        10.3*#             Team, Inc. Restated Non-Employee Directors' Stock Option
                           Plan as amended through March 28, 1996 (filed as Exhibit
                           10(z) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1996).
        10.4*#             Amendment dated January 9, 1997, to the Team, Inc. Restated
                           Non-Employee Directors Stock Option Plan (filed as Exhibit
                           10(m) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1997).
        10.5*#             Amendment dated January 29, 1998, to the Team, Inc. Restated
                           Non-Employee Directors Stock Option Plan (filed as Exhibit
                           10(k) to the Company's Annual Report on Form 10-K for the
                           fiscal year ended May 31, 1997).
        10.6*#             Amendment dated September 27, 2001 to the Team, Inc.
                           Restated Non-Employee Directors' Stock Option Plan. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10K
                           for the fiscal year ended May 31, 2002)
        10.7*#             Team, Inc. Officers' Restricted Stock Option Plan dated
                           December 14, 1995 (filed as Exhibit 10(dd) to the Company's
                           Annual Report on Form 10-K for the fiscal year ended May 31,
                           1996).
        10.8*#             First Amendment to the Consulting and Salary Continuation
                           Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the
                           Company's Quarterly Report on Form 10-Q for the Quarter
                           ended November 30, 1996).
        10.9*#             First Amendment to Employment Agreement by and between
                           Philip J. Hawk and Team, Inc. effective October 1, 2001
                           (filed as Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended February 28, 2002).
        10.10*#            Incentive Stock Option Award Agreement by and between Philip
                           J. Hawk and Team, Inc. dated November 2, 1998 (filed as
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended November 30, 1998).
        10.11*#            Standard Restricted Stock Option Award Agreement by and
                           between Philip J. Hawk and Team, Inc. dated November 2, 1998
                           (filed as Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended November 30, 1998).

        EXHIBIT
         NUMBER
        -------
        10.12*#            First Amendment to Price Vested Restricted Stock Option
                           Award Agreement by and between Philip J. Hawk and Team, Inc.
                           dated October 1, 2001 (filed as Exhibit 10.2 to the
                           Company's Quarterly Report on Form 10-Q for the quarter
                           ended February 28, 2002).
        10.13*#            Second Amendment dated July 11, 2002 to Price Vested
                           Restricted Stock Option Award Agreement by and between
                           Philip J. Hawk and Team, Inc. (filed as Exhibit 10.12 to the
                           Company's Annual Report on Form 10K for the fiscal year
                           ended May 31, 2002)
        10.14*#            Stock Purchase Agreement by and between Philip J. Hawk and
                           Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).
        10.15*#            Incentive Stock Option Award Agreement by and between Philip
                           J. Hawk and Team, Inc. dated October 1, 2001 (filed as
                           Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended February 28, 2002).
        10.16*             Stock Purchase Agreement by and between Team, Inc. and
                           Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company's Current Report on Form 8-K filed
                           June 8, 1998).
        10.17*             1998 Incentive Stock Option Plan dated January 29, 1998
                           (filed as Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended February 28, 1998).
        10.18*             Credit Agreement dated August 28, 1998 among Team,
                           NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the
                           Company's Current Report on Form 8-K filed September 9,
                           1998).
        10.19*#            Exchange Agreement by and among E. Patrick Manuel, B. Dal
                           Miller and Team, Inc. dated July 5, 2001. (filed as Exhibit
                           10.19 to the Company's Annual Report on Form 10K for the
                           fiscal year ended May 31, 2002)
        10.20*#            Stock Option Agreement by and between B. Dal Miller and
                           Team, Inc. dated July 5, 2001. (filed as Exhibit 10.20 to
                           the Company's Annual Report on Form 10K for the fiscal year ended May 31, 2002)
        14.1               Code of Ethics
        21#                Subsidiaries of the Company (filed as Exhibit 21 to the
                           Company's Annual Report on Form 10K for the fiscal year
                           ended May 31, 1999).
        23.1               Consent of Independent Auditor -- KPMG LLP
        23.2               Consent of Independent Auditor -- Deloitte & Touche LLP
        31.1               Certifications pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
        31.2               Certifications pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
        32.1               Certifications pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
        32.2               Certifications pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

---------------

* Incorporated herein by reference to the respective filing identified above.

# Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.