Form 10-Q
period 2003-08-31
TEAM INC
filed 2003-10-15
CIK 318833

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
                               -------------------------------------------------

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

                                 Yes [X] No [ ]

         On October 9, 2003, there were 7,594,204 shares of the Registrant's common stock outstanding.

                                   TEAM, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                               Page No.
                                                                              --------

          Item 1.    Financial Statements

                     Consolidated Condensed Balance Sheets --                     1
                       August 31, 2003 (Unaudited) and May 31, 2003

                     Consolidated Condensed Statements of Operations
                     (Unaudited) --                                               2
                      Three Months Ended
                      August 31, 2003 and 2002

                     Consolidated Condensed Statements of Cash Flows
                     (Unaudited) --                                               3
                      Three Months Ended
                      August 31, 2003 and 2002

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                         4

          Item 2.    Management's Discussion and Analysis                         8
                       of Financial Condition and  Results of Operations

          Item 3.    Quantitative and Qualitative Disclosure                     12
                       about Market Risk

          Item 4.    Controls and Procedures                                     12

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                           12

          Item 6.    Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                       14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        AUGUST 31,         MAY 31,
                          ASSETS                                           2003              2003
                                                                       ------------      ------------
                                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                                            $    788,000      $    854,000
  Accounts receivable, net of allowance for doubtful
    accounts of $580,000 and $533,000                                    20,085,000        17,707,000
  Inventories                                                             9,226,000         9,498,000
  Prepaid expenses and other current assets                               1,930,000         1,358,000
                                                                       ------------      ------------
      Total Current Assets                                               32,029,000        29,417,000

Property, plant and equipment, net of accumulated
    depreciation of $18,045,000 and $17,542,000                          13,005,000        12,268,000

Goodwill, net of accumulated amortization
    of $922,000                                                          10,049,000        10,049,000

Other assets                                                                432,000           490,000
                                                                       ------------      ------------
      Total Assets                                                     $ 55,515,000      $ 52,224,000
                                                                       ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                    $  1,482,000      $  1,482,000
  Accounts payable                                                        4,024,000         3,195,000
  Accrued liabilities                                                     3,967,000         5,027,000
  Income taxes payable                                                      774,000                --
                                                                       ------------      ------------
      Total Current Liabilities                                          10,247,000         9,704,000

Long-term debt                                                           11,186,000         9,577,000
Other long-term liabilities                                                 930,000           990,000
Minority interest                                                           270,000           218,000
                                                                       ------------      ------------
       Total Liabilities                                                 22,633,000        20,489,000
                                                                       ------------      ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, 500,000 shares authorized, none issued
  Common stock, par value $.30 per share, 30,000,000 shares
    authorized, 8,612,512 and 8,587,512 shares issued at
    August 31, 2003 and May 31, 2003, respectively                        2,584,000         2,576,000
  Additional paid-in capital                                             34,235,000        34,065,000
  Retained earnings (accumulated deficit)                                 1,094,000          (268,000)
  Accumulated other comprehensive income (loss)                               1,000            (1,000)
  Treasury stock at cost, 1,018,308 and 968,308 shares                   (5,032,000)       (4,637,000)
                                                                       ------------      ------------
      Total Stockholders' Equity                                         32,882,000        31,735,000
                                                                       ------------      ------------
      Total Liabilities and Stockholders' Equity                       $ 55,515,000      $ 52,224,000
                                                                       ============      ============

      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                AUGUST 31,
                                                           2003             2002
                                                       ------------     ------------

Revenues                                               $ 24,918,000     $ 22,008,000
Operating expenses                                       14,806,000       12,977,000
                                                       ------------     ------------
   Gross Margin                                          10,112,000        9,031,000
Selling, general and administrative expenses              7,718,000        6,993,000
Non-cash G&A compensation cost                               31,000           21,000
                                                       ------------     ------------
Earnings before interest and income taxes                 2,363,000        2,017,000
Interest                                                    145,000          159,000
                                                       ------------     ------------
Earnings before income taxes                              2,218,000        1,858,000
Provision for income taxes                                  856,000          710,000
                                                       ------------     ------------
Net income                                             $  1,362,000     $  1,148,000
                                                       ============     ============

Net income per common share:
  Basic                                                $       0.18     $       0.15
                                                       ============     ============
  Diluted                                              $       0.17     $       0.14
                                                       ============     ============

Weighted average number of shares outstanding:
  Basic                                                   7,610,000        7,703,000
                                                       ============     ============
  Diluted                                                 8,250,000        8,490,000
                                                       ============     ============


      See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 AUGUST 31,
                                                                           2003              2002
                                                                       ------------      ------------
Cash Flows from Operating Activities:
  Net income                                                           $  1,362,000      $  1,148,000
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and  amortization                                          657,000           608,000
    Allowance for doubtful accounts                                          47,000            73,000
    Equity in (earnings) loss of unconsolidated subsidiary                  (66,000)            1,000
    Non-cash G&A compensation cost                                           31,000            21,000
    Change in assets and liabilities
      (Increase) decrease:
        Accounts receivable                                              (2,425,000)        2,557,000
        Inventories                                                         272,000          (228,000)
        Prepaid expenses and other current assets                          (535,000)         (351,000)
      Increase (decrease):
        Accounts payable                                                    829,000        (1,352,000)
        Accrued liabilities                                                (987,000)          (35,000)
        Income taxes payable                                                808,000          (101,000)
                                                                       ------------      ------------
Net cash (used in ) provided by operating activities                         (7,000)        2,341,000
                                                                       ------------      ------------

Cash Flows From Investing Activities:
  Capital expenditures                                                   (1,315,000)         (351,000)
  Additions to rental and demo machines                                     (22,000)          (91,000)
  Proceeds from sale of assets                                                1,000             8,000
  Other                                                                      70,000            46,000
                                                                       ------------      ------------
Net cash used in investing activities                                    (1,266,000)         (388,000)
                                                                       ------------      ------------

Cash Flows From Financing Activities:
  Borrowings (payments) under debt agreements
      and other long-term liabilities                                     1,549,000          (858,000)
  Repurchase of common stock                                               (395,000)         (514,000)
  Issuance of common stock                                                   53,000           417,000
                                                                       ------------      ------------
Net cash provided by (used in) financing activities                       1,207,000          (955,000)
                                                                       ------------      ------------

Net (decrease) increase in cash and cash equivalents                        (66,000)          998,000
Cash and cash equivalents at beginning of year                              854,000           823,000
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $    788,000      $  1,821,000
                                                                       ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $    153,000      $    165,000
                                                                       ============      ============
  Income taxes paid                                                    $     25,000      $    776,000
                                                                       ============      ============

      See notes to unaudited consolidated condensed financial statements.

                           TEAM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.   Method of Presentation

     General

         The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2003 is derived from the May 31, 2003 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.'s ("the Company") annual report on Form 10-K for the fiscal year ended May 31, 2003.

     New Accounting Standards

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003. The adoption of Statement 143 has not impacted the Company's financial statements.

         SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No 146 has not impacted the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for August 31, 2003 and 2002, respectively: risk-free interest rate of 1.9% and 1.8%; volatility factor of the expected market price of the Company's common stock of 32.4% and 35.6%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

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

         The Company's pro forma information, as if the fair value method described above had been adopted, is as follows:

                                                                 THREE MONTHS ENDED
                                                                     AUGUST 31,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
     Net income - as reported                               $  1,362,000     $  1,148,000
     Stock based employee compensation expense
       included in reported net income                            31,000           21,000
     Total stock-based employee compensation
       expense determined under fair value based
       method for all awards                                     (44,000)         (41,000)
                                                            ------------     ------------
     Pro forma net income                                   $  1,349,000     $  1,128,000
                                                            ============     ============

     Earnings per share - Basic                             $       0.18     $       0.15
                                                            ============     ============
     Pro forma earnings per share--Basic                    $       0.18     $       0.15
                                                            ============     ============
     Earnings per share - diluted                           $       0.17     $       0.14
                                                            ============     ============
     Pro forma earnings per share--diluted                  $       0.16     $       0.13
                                                            ============     ============

         The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company's financial position or operating results.

2.   Dividends and Stock Repurchases

         No dividends were paid during the three months ended August 31, 2003. Pursuant to the Company's Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company's financial condition and other relevant matters.

         In the three months ended August 31, 2003, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

         The Company is authorized by it Board of Directors and lender to expend up to an additional $1.1 million on open market repurchases.

3.   Earnings Per Share

         In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options' exercise prices are less than the average market price of common shares during the period. There were 225,500 shares of Common Stock outstanding for the three-months ended August 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock. For the three-months ended August 31, 2002, all outstanding options were "in the money" and therefore, no options were excluded from the computation of diluted EPS in that period.

4.   Inventories

     Inventories consist of:

                                                        August 31,       May 31,
                                                          2003             2003
                                                      ------------     ------------

     Raw materials                                    $  1,029,000     $  1,084,000
     Finished goods and work in progress                 8,197,000        8,414,000
                                                      ------------     ------------
         Total                                        $  9,226,000     $  9,498,000
                                                      ============     ============

5.   Long-term debt

     Long-term debt consists of:

                                                       August 31,        May 31,
                                                          2003             2003
                                                      ------------     ------------

     Revolving loan                                   $  6,980,000     $  5,000,000
     Term and mortgage notes                             5,688,000        6,059,000
                                                      ------------     ------------
                                                        12,668,000       11,059,000
     Less current portion                                1,482,000        1,482,000
                                                      ------------     ------------
           Total                                      $ 11,186,000     $  9,577,000
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

     THREE MONTHS ENDED AUGUST 31, 2003

                                             Industrial          Equipment         Corporate
                                              Services        Sales & Rentals        & Other              Total
                                           --------------     ---------------     --------------      --------------

Revenues                                   $   22,315,000     $    2,603,000      $           --      $   24,918,000
                                           ==============     ==============      ==============      ==============
Earnings before interest & taxes                3,650,000            (95,000)         (1,192,000)          2,363,000
Interest                                               --                 --             145,000             145,000
                                           --------------     --------------      --------------      --------------
Earnings before income taxes                    3,650,000            (95,000)         (1,337,000)          2,218,000
                                           ==============     ==============      ==============      ==============
Depreciation and amortization                     394,000            165,000              98,000             657,000
                                           ==============     ==============      ==============      ==============
Capital expenditures                            1,270,000             45,000                  --           1,315,000
                                           ==============     ==============      ==============      ==============
Identifiable assets                        $   39,010,000     $   11,331,000      $    5,174,000      $   55,515,000
                                           ==============     ==============      ==============      ==============

     THREE MONTHS ENDED AUGUST 31, 2002

                                             Industrial          Equipment         Corporate
                                              Services        Sales & Rentals        & Other              Total
                                           --------------     ---------------     --------------      --------------

Revenues                                   $   19,032,000     $    2,976,000     $           --      $   22,008,000
                                           ==============     ==============     ==============      ==============
Earnings before interest & taxes                2,812,000            256,000         (1,051,000)          2,017,000
Interest                                               --                 --            159,000             159,000
                                           --------------     --------------     --------------      --------------
Earnings before income taxes                    2,812,000            256,000         (1,210,000)          1,858,000
                                           ==============     ==============     ==============      ==============
Depreciation and amortization                     362,000            146,000            100,000             608,000
                                           ==============     ==============     ==============      ==============
Capital expenditures                              324,000              9,000             18,000             351,000
                                           ==============     ==============     ==============      ==============
Identifiable assets                        $   33,855,000     $   11,738,000     $    4,396,000      $   49,989,000
                                           ==============     ==============     ==============      ==============

7.   Comprehensive income

Comprehensive income represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

                                                                       Three Months Ended
                                                                          August 31,
                                                                 ------------------------------
                                                                     2003              2002
                                                                 ------------      ------------

Net income                                                       $  1,362,000      $  1,148,000
Other comprehensive gain (loss):
     Unrealized loss on derivative instruments
       net of $8,000 and $3,000 tax benefit, respectively             (13,000)           (5,000)
     Foreign currency translation adjustment                           15,000                --
                                                                 ------------      ------------
Comprehensive income                                             $  1,364,000      $  1,143,000
                                                                 ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED
     TO THREE MONTHS ENDED AUGUST 31, 2002

     Revenues for the quarter ended August 31, 2003 were $24.9 million compared to $22.0 million for the corresponding period of the preceding year. Operating margins (shown as "gross margin" in the Consolidated Condensed Statements of Operations) were 40.6% of revenues in the first quarter of fiscal 2004, a slight decrease from 41.0% in the same quarter last year. Net income increased to $1,362 thousand ($.17 per diluted share) as compared to $1,148 thousand ($.14 per diluted share) in last year's quarter.

     The industrial services segment revenues were $22.3 million in the August 2003 quarter, an increase of $3.3 million (17%) over the prior year. Operating profits for the segment (earnings before interest and taxes) were up 30%, increasing to $3.7 million in the August 2003 quarter versus $2.8 million in the same quarter last year. The industrial services segment benefited from double digit growth in several of its service lines--including on-stream leak repair, hot-tapping, field machining and the new field valve repair service line. Valve repair revenues exceeded $1 million in the quarter, in only the second full quarter in this offering, due to the completion of a significant turnaround project in the quarter. NDT Inspection revenues declined in the quarter by 15% due to significantly reduced pipeline projects versus the prior year quarter.

     The equipment sales and rental segment (the "Climax" business) struggled during the quarter with lower sales and a weaker product mix. Sales were $2.6 million, down 13% from the prior year first quarter. In addition, a greater portion of the sales in the quarter were related to resale items not manufactured by Climax and, typically having lower gross margins. As a result, the segment reported a loss of $95 thousand in the quarter versus an operating profit of $256 thousand in last year's quarter. The current quarter loss includes professional fees of approximately $95 thousand associated with the sales tax matter discussed in prior filings.

     Total corporate general and administrative costs were $1,192 thousand in the August 2003 quarter, versus $1,051 thousand in the same quarter last year. The increase of $141 thousand is due primarily to increases in legal and professional fees ($60 thousand), non-cash compensation G&A cost ($10 thousand), and incentive compensation accruals ($30 thousand), as well as certain charges whose timing is different than last year ($30 thousand).

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2003, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $10.6 million, which is up $1.7 million from May 31, 2003. During the August 2003 quarter, we increased our total outstanding debt by $1.6 million. This increase was due to 1) accounts receivable growth of $2 million in the quarter primarily as a result of an individually significant turnaround project completed in August 2003 and 2) expenditures of $1.3 million for equipment associated primarily with the valve repair business and for an upgrade of our emissions monitoring hardware. We expect capital expenditures for all of fiscal 2004 to be on the high end of our usual spending pattern of $2 to $3 million per year.

     In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

     The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a

$2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At August 31, 2003, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at August 31, 2003 is approximately 3.7%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

     The Company entered into an interest rate swap agreement that expired in September 2003 and which qualified as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covered approximately $2.1 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%.

     As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreement, which had no carrying value, had a negative mark-to-market value of approximately $22,000 and $43,000 at August 31, 2003 and May 31, 2003, respectively. The fair value of interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates.

     Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At August 31, 2003, the Company was in compliance with all credit facility covenants.

     At August 31, 2003, the Company was contingently liable for $2.1 million in outstanding stand-by letters of credit and, at that date, approximately $4.0 million was available to borrow under the credit facility.

CRITICAL ACCOUNTING POLICIES

         Goodwill - SFAS No. 142 Accounting for Goodwill and Other Intangible Assets became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill as a charge to earnings effective as of the beginning of fiscal 2003.

     The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company has completed the required annual impairment test for fiscal 2003 and determined that there was no impairment of goodwill as of May 31, 2003. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

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

         Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of August 31, 2003 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

         Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant legal matters, which are summarized in Legal Proceedings in Part II.

     Additionally, At May 31, 2003, a $150 thousand loss provision was made with respect to a sales tax matter involving Climax Portable Machine Tools, Inc., a wholly-owned subsidiary. The fiscal 2003 provision represents management's estimate of the probable loss that Climax will incur with respect to the matter, however, the ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. Management believes this issue will be fully resolved over the course of the current fiscal year and that the ultimate outcome, even if different that the amount provided, will not have a significant impact on the future operating results of Climax.

     In management's opinion, an adequate accrual has been made as of August 31, 2003 and May 31, 2003 to provide for any losses that may arise from those contingencies.

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

NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003. The adoption of Statement 143 has not impacted the Company's financial statements.

     SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No 146 has not impacted the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first three months of fiscal 2004 in the Company's market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's chief executive officer and its chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of August 31, 2003, and have concluded that such controls are effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company's branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment was entered against the Company. In December 2002, the Company settled the lawsuit with respect to that plaintiff for an amount less than the judgment entered. With respect to the second plaintiff, the Court set aside the jury verdict on most points and granted the Company's motion for a new trial on a specific issue. The second plaintiff has appealed the District Court's decision, which is currently pending in the United States Court of Appeals for the Fifth Circuit. The Company is presently evaluating its legal options with respect to this case. In management's opinion, an adequate accrual was made in the financial statements as of August 31, 2003 and May 31, 2003 to provide for the probable amount of loss in this case.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description

31.1 Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      The Company filed (1) report on Form 8-K during the quarter ended August 31, 2003, covering a press release announcing its earnings for the quarter ended May 31, 2003. The date of the report was July 16, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TEAM, INC
                                        (Registrant)


Date: October 15, 2003

                                        /s/ PHILIP J. HAWK
                                        Philip J. Hawk
                                        Chief Executive Officer and Director

                                        /s/ TED W. OWEN
                                        Ted W. Owen, Senior Vice President -
                                        Finance and Administration
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

31.1              Certification for Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

31.2              Certification for Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

32.1              Certification for Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

32.2              Certification for Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002