Form 10-Q
period 2003-11-30
TEAM INC
filed 2004-01-14
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission file number 0-9950

TEAM, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1765729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

200 Hermann Drive, Alvin, Texas	77511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 331-6154

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

On January 8, 2004, there were 7,648,080 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,149,000	$854,000
Accounts receivable, net of allowance for doubtful accounts of $675,000 and $533,000	21,459,000	17,707,000
Inventories	9,809,000	9,498,000
Prepaid expenses and other current assets	1,813,000	1,358,000

Total Current Assets	34,230,000	29,417,000
Property, Plant and Equipment, net of accumulated depreciation of $18,472,000 and $17,542,000	13,465,000	12,268,000
Goodwill, net of accumulated amortization of $922,000	10,049,000	10,049,000
Other Assets	457,000	490,000

Total Assets	$58,201,000	$52,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,482,000	$1,482,000
Accounts payable	4,654,000	3,195,000
Accrued liabilities	4,373,000	5,027,000
Income taxes payable	466,000	—

Total Current Liabilities	10,975,000	9,704,000
Long-term debt	11,516,000	9,577,000
Other long-term liabilities	869,000	990,000
Minority interest	269,000	218,000

Total Liabilities	23,629,000	20,489,000

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 8,631,612 and 8,587,512 shares issued at November 30, 2003 and May 31, 2003, respectively	2,590,000	2,576,000
Additional paid-in capital	34,370,000	34,065,000
Retained earnings (deficit)	2,644,000	(268,000)
Accumulated other comprehensive loss	—	(1,000)
Treasury stock at cost, 1,018,308 and 968,308 shares	(5,032,000)	(4,637,000)

Total Stockholders’ Equity	34,572,000	31,735,000

Total Liabilities and Stockholders’ Equity	$58,201,000	$52,224,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenues	$25,807,000	$23,160,000	$50,725,000	$45,168,000
Operating expenses	15,588,000	13,553,000	30,394,000	26,530,000

Gross Margin	10,219,000	9,607,000	20,331,000	18,638,000
Selling, general and administrative expenses	7,598,000	7,209,000	15,316,000	14,202,000
Non-cash G&A compensation cost	31,000	31,000	62,000	52,000

Earnings before interest and taxes	2,590,000	2,367,000	4,953,000	4,384,000
Interest expense, net	134,000	156,000	279,000	315,000

Earnings before income taxes	2,456,000	2,211,000	4,674,000	4,069,000
Provision for income taxes	904,000	847,000	1,760,000	1,557,000

Net income	$1,552,000	$1,364,000	$2,914,000	$2,512,000

Net income per common share:
Basic	$0.20	$0.18	$0.38	$0.33

Diluted	$0.19	$0.16	$0.35	$0.30

Weighted average number of shares outstanding:
Basic	7,599,000	7,756,000	7,605,000	7,729,000

Diluted	8,285,000	8,477,000	8,267,000	8,503,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$2,914,000	$2,512,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,304,000	1,309,000
Allowance for doubtful accounts	142,000	54,000
Equity in earnings of unconsolidated subsidiary	(69,000)	(34,000)
Non-cash G&A compensation cost	62,000	52,000
Change in assets and liabilities
(Increase) decrease:
Accounts receivable	(3,894,000)	685,000
Inventories	(311,000)	(364,000)
Prepaid expenses and other current assets	(442,000)	(243,000)
Increase (decrease):
Accounts payable	1,459,000	(1,065,000)
Accrued liabilities	(559,000)	572,000
Income taxes payable	546,000	(618,000)

Net cash provided by operating activities	1,152,000	2,860,000

Cash Flows From Investing Activities:
Capital expenditures	(2,169,000)	(827,000)
Net additions to rental and demo machines	(221,000)	(334,000)
Proceeds from sale of assets	14,000	17,000
Other	(19,000)	62,000

Net cash used in investing activities	(2,395,000)	(1,082,000)

Cash Flows From Financing Activities:
Borrowings (payments) under debt agreements and other long-term liabilities	1,817,000	(1,747,000)
Repurchase of common stock	(395,000)	(779,000)
Issuance of common stock in exercise of stock options	116,000	568,000

Net cash provided by (used in) financing activities	1,538,000	(1,958,000)

Net increase (decrease) in cash and cash equivalents	295,000	(180,000)
Cash and cash equivalents at beginning of year	854,000	823,000

Cash and cash equivalents at end of period	$1,149,000	$643,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$305,000	$315,000

Income taxes paid	$1,200,000	$1,950,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	Method of Presentation

General

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2003 is derived from the May 31, 2003 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.’s (“the Company”) annual report on Form 10-K for the fiscal year ended May 31, 2003.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003. The adoption of Statement 143 has not impacted the Company’s financial statements.

SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No 146 has not impacted the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company’s financial position or operating results.

Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS Nos. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and six months ended November 30, 2003 and 2002:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Risk free interest rate	1.9%	1.8%	1.9%	1.8%
Volatility factor of the expected market price of the Company’s common stock	32.4%	35.6%	32.4%	35.6%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	3 Yrs	3 Yrs	3 Yrs	3 Yrs

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income—as reported	$1,552,000	$1,364,000	$2,914,000	$2,512,000
Stock based-employee compensation expense included in reported net income	31,000	31,000	62,000	52,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(45,000)	(41,000)	(89,000)	(82,000)

Pro forma net income	$1,538,000	$1,354,000	$2,887,000	$2,482,000

Earnings per share—Basic	$0.20	$0.18	$0.38	$0.33

Pro forma earnings per share—Basic	$0.20	$0.17	$0.38	$0.32

Earnings per share—diluted	$0.19	$0.16	$0.35	$0.30

Pro forma earnings per share—diluted	$0.19	$0.16	$0.35	$0.29

2.	Dividends and Stock Repurchases

No dividends were paid during the six months ended November 30, 2003 or 2002. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

In the six months ended November 30, 2003, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

The Company is authorized by its Board of Directors and lender to expend up to an additional $1.2 million on open market repurchases.

3.	Earnings Per Share

In 1998 the Company adopted SFAS No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period. Options to purchase 110,500 and 125,500 shares of common stock were outstanding for the three-months and six-months ended November 30, 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock. For the three-months and six-months ended November 30, 2002, 128,250 shares of common stock were excluded from the computation of diluted EPS for both periods.

4.	Inventories

Inventories consist of:

	November 30, 2003	May 31, 2003
Raw materials	$1,200,000	$1,084,000
Finished goods and work in progress	8,609,000	8,414,000

Total	$9,809,000	$9,498,000

5.	Long-term debt

Long-term debt consists of:

	November 30, 2003	May 31, 2003
Revolving loan	$7,680,000	$5,000,000
Term and mortgage notes	5,318,000	6,059,000

	12,998,000	11,059,000
Less current portion	1,482,000	1,482,000

Total	$11,516,000	$9,577,000

6.	Industry Segment Information

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

Three months ended November 30, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$23,282,000	$2,525,000	$—	$25,807,000

Earnings before interest & taxes	4,021,000	(199,000)	(1,232,000)	2,590,000
Interest expense, net	—	—	134,000	134,000

Earnings before income taxes	4,021,000	(199,000)	(1,366,000)	2,456,000

Depreciation and amortization	410,000	145,000	92,000	647,000

Capital expenditures	737,000	112,000	5,000	854,000

Identifiable assets	$42,560,000	$12,201,000	$3,440,000	$58,201,000

Three months ended November 30, 2002

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$20,718,000	$2,442,000	$—	$23,160,000

Earnings before interest & taxes	3,482,000	138,000	(1,253,000)	2,367,000
Interest expense, net	—	—	156,000	156,000

Earnings before income taxes	3,482,000	138,000	(1,409,000)	2,211,000

Depreciation and amortization	433,000	156,000	113,000	702,000

Capital expenditures	396,000	56,000	24,000	476,000

Identifiable assets	$36,397,000	$11,132,000	$3,343,000	$50,872,000

Six months ended November 30, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$45,597,000	$5,128,000	$—	$50,725,000

Earnings before interest & taxes	7,671,000	(294,000)	(2,424,000)	4,953,000
Interest expense, net	—	—	279,000	279,000

Earnings before income taxes	7,671,000	(294,000)	(2,703,000)	4,674,000

Depreciation and amortization	804,000	310,000	190,000	1,304,000

Capital expenditures	2,007,000	157,000	5,000	2,169,000

Identifiable assets	$42,560,000	$12,201,000	$3,440,000	$58,201,000

Six months ended November 30, 2002

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$39,750,000	$5,418,000	$—	$45,168,000

Earnings before interest & taxes	6,294,000	394,000	(2,304,000)	4,384,000
Interest expense, net	—	—	315,000	315,000

Earnings before income taxes	6,294,000	394,000	(2,619,000)	4,069,000

Depreciation and amortization	794,000	302,000	213,000	1,309,000

Capital expenditures	720,000	65,000	42,000	827,000

Identifiable assets	$36,397,000	$11,132,000	$3,343,000	$50,872,000

7.	Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income	$1,552,000	$1,364,000	$2,914,000	$2,512,000
Other comprehensive gain (loss):
Unrealized gain on derivative instruments	22,000	16,000	43,000	8,000
Tax expense related to gain on derivative	(8,000)	(6,000)	(16,000)	(3,000)
Foreign currency translation adjustment	(15,000)	—	(26,000)

Comprehensive income	$1,551,000	$1,374,000	$2,915,000	$2,517,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended November 30, 2003 Compared To Three Months Ended November 30, 2002

Revenues for the quarter ended November 30, 2003 were $25.8 million compared to $23.2 million for the corresponding period of the preceding year. Operating margins (shown as “gross margin” in the Consolidated Condensed Statements of Operations) were 39.6% of revenues in the second quarter of fiscal 2004, a decrease from 41.5% in the same quarter last year, due to lower margins associated with our new valve repair services and lower margins in the Climax segment associated with product mix. Net income increased to $1.6 million ($.19 per diluted share) as compared to $1.4 million ($.16 per diluted share) in last year’s quarter.

The industrial services segment revenues were $23.3 million in the November 2003 quarter, an increase of $2.6 million (13%) over the prior year. Operating profits for the segment (earnings before interest and taxes) were up 15%, increasing to $4.0 million in the November 2003 quarter versus $3.5 million in the same quarter last year. A significant portion of the revenue increase is attributable to a large turnaround project related to our new field valve repair service.

The equipment sales and rental segment (the “Climax” business) struggled during the quarter with relatively flat sales and a weaker product mix. Sales were $2.5 million, up only 3% from the prior year second quarter. As in the first quarter, a greater portion of the sales in the quarter were related to resale items not manufactured by Climax that typically have lower gross margins. Also, in the quarter, an additional loss provision of $175 thousand was made with respect to the sales tax matter and $45 thousand in fees were incurred associated with the matter. (See discussion of Loss Contingencies under the caption, Critical Accounting Policies). As a result of the lower margins and charges associated with the sales tax matter, the segment reported an operating loss of $199 thousand in the quarter versus an operating profit of $138 thousand in last year’s quarter.

Six Months Ended November 30, 2003 Compared To Six Months Ended November 30, 2002

Revenues for the six months ended November 30, 2003 were $50.7 million compared to $45.2 million for the corresponding period of the preceding year, an increase of 12%. Operating margins declined slightly to 40% of revenues in the first half of fiscal 2004 versus 41.3% in the same period last year for the reasons described in the second quarter discussion above. Net income increased to $2.9 million ($0.35 per share-diluted) as compared to $2.5 million ($0.30 per share) in fiscal 2003—an improvement of 16%.

For the first half of fiscal 2004, industrial service revenues were $45.6 million, an increase of $5.8 million, or 15%, over the same period of last year. Operating profits for the industrial segment (earnings before interest and taxes) were up 22%, increasing to $7.7 million in the first half of fiscal 2004 versus $6.3 million in last year’s first half. The first half of fiscal 2004 was positively impacted by the completion of two major turnaround projects, primarily related to the new field valve repair service. With the exception of NDT inspection, all service lines experienced revenue growth in this period.

The discussion of the Climax segment for the six-month period mirrors the three-month discussion above. Revenues were down slightly year over year to $5.1 million from $5.4 million in the first half of fiscal 2003. Operating margins for the segment were lower due to a weaker product mix as described above and results for the segment were negatively impacted by the $175 thousand loss provision for the sales tax matter and $150 thousand associated with professional fees. As a result, the segment reported an operating loss of $294 thousand year to date versus an operating profit of $394 thousand in the first half of fiscal 2003. While results for the first half were disappointing, they do not reflect management’s expectations for the second half of the year. Climax has a significant backlog of orders for shipment in the third quarter of fiscal 2004 and we fully expect the business to make a significant profit contribution in this fiscal year.

Liquidity and Capital Resources

At November 30, 2003, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $11.6 million, which is up $2.7 million from May 31, 2003. During the first half of fiscal 2004, we increased our total outstanding debt by $1.9 million. This increase was due to 1) accounts receivable growth of $3.8 million in the first half primarily as a result of two individually significant turnaround projects completed in August and October of 2003 and 2) capital expenditures of $2.2 million for equipment associated primarily with the valve repair business and for upgrades of our emissions monitoring hardware. We expect capital expenditures for all of fiscal 2004 to be in the $3 million range.

In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At November 30, 2003, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at November 30, 2003 is approximately 3.41%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan. At November 30, 2003, the balance outstanding for all interest bearing debt was $12,998,000.

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

As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At November 30, 2003, the Company was in compliance with all credit facility covenants.

At November 30, 2003, the Company was contingently liable for $2.1 million in outstanding stand-by letters of credit and, at that date, approximately $3.1 million was available to borrow under the credit facility.

Critical Accounting Policies

Goodwill—SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill effective as of the beginning of fiscal 2003.

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company completed the required annual impairment test for fiscal 2003 and determined that there was no impairment of goodwill as of May 31, 2003. The Company does not believe that any triggering events have occurred during the six months ended November 30, 2003 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Revenue Recognition—The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining and inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

Deferred Income Taxes—The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. A valuation allowance is provided for the net deferred tax asset amounts that are not likely to be realized. As of November 30, 2003 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

Loss Contingencies—The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant legal matters, which are summarized in Legal Proceedings in Part II.

Additionally, at May 31, 2003, a $150,000 loss provision was made with respect to a sales tax matter involving Climax Portable Machine Tools, Inc., (Climax) a wholly-owned subsidiary. The fiscal 2003 provision represented management’s best estimate at that time of the probable loss that Climax would incur with respect to the matter. However, the ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. With another six months of experience, it has become clear that our success in rebilling customers for previously unbilled sales taxes will not be as high as previously anticipated. Consequently, we have increased the loss provision by $175,000 in the second quarter, bringing the total accrual to $325,000.

Management believes this issue will be fully resolved over the course of the current fiscal year and that the ultimate outcome, even if different than the amount provided, will not have a significant impact on the future operating results of Climax. In management’s opinion, an adequate accrual has been made as of November 30, 2003, to provide for any losses that may arise from those contingencies.

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

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003. The adoption of Statement 143 has not impacted the Company’s financial statements.

SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for disposal activities occurring after December 31, 2002. The adoption of SFAS No 146 has not impacted the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

The company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.

Disclosure Regarding Forward Looking Statements

Any forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in any forward-looking statements contained herein. Such factors include domestic and international economic activity, interest rates, market conditions for the Company’s customers, regulatory changes and legal proceedings, and the Company’s successful implementation of its internal operating plans. Accordingly, there can be no assurance that any forward-looking statements contained herein will occur or those objectives will be achieved.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. There were no material quantitative or qualitative changes during the first six months of fiscal 2004 in the Company’s market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of November 30, 2003, and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 2002, a jury verdict was rendered against the Company in an employment related case brought in the United States District Court for the Western District of Louisiana. The case involves allegations of misconduct by personnel in one of the Company’s branches during the years 1998 and 1999. In August 2002, the Court ruled on certain post-trial motions and determined that, with respect to one of the two plaintiffs, a $300,000 judgment was entered against the Company. In December 2002, the Company settled the lawsuit with respect to that plaintiff for an amount less than the judgment entered. With respect to the second plaintiff, the Court set aside the jury verdict on most points and granted the Company’s motion for a new trial on a specific issue. In October 2003, the second plaintiff’s appeal of the District Court’s decision to the United States Court of Appeals for the Fifth Circuit was dismissed by the Court for want of jurisdiction. The Company is presently evaluating its legal options with respect to this case. In management’s opinion, an adequate accrual was made in the financial statements as of November 30, 2003 and May 31, 2003 to provide for the probable amount of loss in this case.

In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. Other defendants have subsequently been added. The suit seeks contribution for clean-up costs expended by the plaintiffs in cleaning up an EPA Superfund site at which hazardous wastes were disposed. A former subsidiary of the Company acquired in 1978 and sold back to the prior owner in 1984, had allegedly disposed of hazardous wastes at the site during the period 1969-1976, years before the Company owned it. The plaintiffs allege that the Company is a legal successor-in-interest to the former subsidiary and liable for its prior liabilities. The case is in the discovery stage and it is not possible at this time to estimate reasonably or accurately the likelihood or amount of any potential liability in this matter, if any. The Company vigorously denies that it is a successor-in-interest to the former subsidiary and that it has any liability in the matter.

The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company’s consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of the Company was held on September 25, 2003. At that meeting, Mssrs. Jack M. Johnson, Jr. and E. Theodore Laborde were elected to serve as directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Jack M. Johnson, Jr.	6,447,210	70,079
E. Theodore Laborde	6,319,222	198,067

The five directors continuing in office until the expiration of their respective terms are Messrs. Philip J. Hawk, Louis A. Waters, Sidney B. Williams, George W. Harrison, and E. Patrick Manuel.

The shareholders also approved the appointment of KPMG LLP as independent auditors for the fiscal year ending May 31, 2004 by the following vote:

FOR	AGAINST	ABSTAIN
6,514,788	1,900	601

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed (1) report on Form 8-K during the quarter ended November 30, 2003, covering a press release announcing its earnings for the quarter ended August 31, 2003. The date of the report was September 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC (Registrant)

Date: January 14, 2004

/s/ PHILIP J. HAWK

Philip J. Hawk Chairman and Chief Executive Officer

/s/ TED W. OWEN

Ted W. Owen, Senior Vice President— Finance and Administration (Principal Financial Officer and Principal Accounting Officer)