Form 10-Q
period 2004-02-29
TEAM INC
filed 2004-04-14
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number 0-9950

TEAM, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1765729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Hermann Drive, Alvin, Texas	77511
(Address of principal executive offices)	(Zip Code)

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

On April 12, 2004, there were 7,758,654 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	February 29, 2004	May 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$887,000	$854,000
Accounts receivable, net of allowance for doubtful accounts of $697,000 and $533,000	20,655,000	17,707,000
Inventories	9,581,000	9,498,000
Prepaid expenses and other current assets	1,922,000	1,358,000

Total Current Assets	33,045,000	29,417,000

Property, Plant and Equipment, net of accumulated depreciation of $19,040,000 and $17,542,000	13,375,000	12,268,000

Goodwill, net of accumulated amortization of $922,000	10,049,000	10,049,000

Other Assets	296,000	490,000

Total Assets	$56,765,000	$52,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,482,000	$1,482,000
Accounts payable	3,835,000	3,195,000
Accrued liabilities	4,284,000	5,027,000
Income taxes payable	742,000	—

Total Current Liabilities	10,343,000	9,704,000

Long-term debt	9,515,000	9,577,000
Other long-term liabilities	811,000	990,000
Minority interest	228,000	218,000

Total Liabilities	20,897,000	20,489,000

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 8,742,462 and 8,587,512 shares issued at February 29, 2004 and May 31, 2003, respectively	2,604,000	2,576,000
Additional paid-in capital	34,660,000	34,065,000
Retained earnings (deficit)	3,626,000	(268,000)
Accumulated other comprehensive gain (loss)	10,000	(1,000)
Treasury stock at cost, 1,018,308 and 968,308 shares	(5,032,000)	(4,637,000)

Total Stockholders’ Equity	35,868,000	31,735,000

Total Liabilities and Stockholders’ Equity	$56,765,000	$52,224,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues	$25,137,000	$21,777,000	$75,862,000	$66,945,000
Operating expenses	15,186,000	13,326,000	45,580,000	39,856,000

Gross Margin	9,951,000	8,451,000	30,282,000	27,089,000
Selling, general and administrative expenses	8,208,000	7,402,000	23,524,000	21,604,000
Non-cash G&A compensation cost	32,000	31,000	94,000	83,000

Earnings before interest and taxes	1,711,000	1,018,000	6,664,000	5,402,000
Interest expense, net	117,000	139,000	396,000	454,000

Earnings before income taxes	1,594,000	879,000	6,268,000	4,948,000
Provision for income taxes	614,000	341,000	2,374,000	1,898,000

Net income	$980,000	$538,000	$3,894,000	$3,050,000

Net income per common share:
Basic	$0.13	$0.07	$0.51	$0.39

Diluted	$0.12	$0.06	$0.47	$0.36

Weighted average number of shares outstanding:
Basic	7,678,000	7,751,000	7,629,000	7,736,000

Diluted	8,437,000	8,398,000	8,326,000	8,468,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash Flows from Operating Activities:
Net income	$3,894,000	$3,050,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,006,000	1,879,000
Allowance for doubtful accounts and other	174,000	78,000
Equity in earnings of unconsolidated subsidiaries	(72,000)	(33,000)
Non-cash G&A compensation cost	94,000	83,000
Change in assets and liabilities
(Increase) decrease:
Accounts receivable	(3,112,000)	1,470,000
Inventories	(83,000)	(317,000)
Prepaid expenses and other current assets	(566,000)	(488,000)
Increase (decrease):
Accounts payable	640,000	(1,424,000)
Other accrued liabilities	(689,000)	(724,000)
Income taxes payable	822,000	(621,000)

Net cash provided by operating activities	3,108,000	2,953,000

Cash Flows From Investing Activities:
Capital expenditures	(2,815,000)	(1,625,000)
Net additions to rental and demo machines	(119,000)	(430,000)
Proceeds from sale of assets	5,000	56,000
Other	101,000	153,000

Net cash used in investing activities	(2,828,000)	(1,846,000)

Cash Flows From Financing Activities:
Payments under debt agreements and other long-term obligations	(241,000)	(827,000)
Repurchase of common stock	(395,000)	(1,174,000)
Issuance of common stock in exercise of stock options	389,000	610,000

Net cash used in financing activities	(247,000)	(1,391,000)

Net increase (decrease) in cash and cash equivalents	33,000	(284,000)
Cash and cash equivalents at beginning of year	854,000	823,000

Cash and cash equivalents at end of period	$887,000	$539,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$427,000	$483,000

Cash paid during the period for income taxes	$1,450,000	$2,775,000

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company’s financial position or operating results.

Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS Nos. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a

Black-Scholes option pricing model with the following weighted-average assumptions for the three months and nine months ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Risk free interest rate	2.3%	N/A	2.0%	1.8%
Volatility factor of the expected market price of the Company’s common stock	31.3%	N/A	30.9%	35.6%
Expected dividend yield percentage	0.0%	N/A	0.0%	0.0%
Weighted average expected life	3 Yrs	N/A	3 Yrs	3 Yrs

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

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income - as reported	$980,000	$538,000	$3,894,000	$3,050,000
Stock based-employee compensation expense included in reported net income	32,000	31,000	94,000	83,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(48,000)	(41,000)	(137,000)	(123,000)

Pro forma net income	$964,000	$528,000	$3,851,000	$3,010,000

Earnings per share - Basic	$0.13	$0.07	$0.51	$0.39
Pro forma earnings per share—Basic	$0.13	$0.07	$0.50	$0.39
Earnings per share - Diluted	$0.12	$0.06	$0.47	$0.36
Pro forma earnings per share—Diluted	$0.11	$0.06	$0.46	$0.36

2. Dividends and Stock Repurchases

No dividends were paid during the nine months ended February 29, 2004 or February 28, 2003. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

In the nine months ended February 29, 2004, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

The Company is authorized by its Board of Directors and lender to expend up to an additional $1.5 million on open market repurchases.

3. Earnings Per Share

In 1998 the Company adopted SFAS No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period. There were 7,000 shares of Common Stock outstanding for the three-months and nine-months ended February 29, 2004, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Common Stock. For the three-months and nine-months ended February 28, 2003, 113,250 shares of common stock were excluded from the computation of diluted EPS for both periods.

4. Inventories

Inventories consist of:

	February 29, 2004	May 31, 2003
Raw materials	$936,000	$1,084,000
Finished goods and work in progress	8,645,000	8,414,000

Total	$9,581,000	$9,498,000

5. Long-Term Debt

Long-term debt consists of:

	February 29, 2004	May 31, 2003
Revolving loan	$6,050,000	$5,000,000
Term and mortgage notes	4,947,000	6,059,000

	10,997,000	11,059,000
Less current portion	1,482,000	1,482,000

Total	$9,515,000	$9,577,000

6. Industry Segment Information

The Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, bolting, NDT inspection, and field valve repair. The equipment sales and rental segment is comprised solely of the operations of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc.

The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedule. Interest is not allocated down to the segments.

Three months ended February 29, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$20,926,000	$4,211,000	$—	$25,137,000

Earnings (loss) before interest and taxes	2,165,000	875,000	(1,329,000)	1,711,000
Interest expense, net	—	—	117,000	117,000

Earnings (loss) before income taxes	2,165,000	875,000	(1,446,000)	1,594,000

Depreciation and amortization	426,000	156,000	120,000	702,000

Capital expenditures	564,000	82,000	—	646,000

Identifiable assets	$41,361,000	$12,156,000	$3,248,000	$56,765,000

Three months ended February 28, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$19,125,000	$2,652,000	$—	$21,777,000

Earnings (loss) before interest and taxes	2,091,000	204,000	(1,277,000)	1,018,000
Interest expense, net	—	—	139,000	139,000

Earnings (loss) before income taxes	2,091,000	204,000	(1,416,000)	879,000

Depreciation and amortization	329,000	143,000	98,000	570,000

Capital expenditures	551,000	174,000	73,000	798,000

Identifiable assets	$35,170,000	$11,085,000	$3,933,000	$50,188,000

6. Industry Segment Information (continued)

Nine Months Ended February 29, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$66,523,000	$9,339,000	$—	$75,862,000

Earnings (loss) before interest and taxes	9,836,000	581,000	(3,753,000)	6,664,000
Interest expense, net	—	—	396,000	396,000

Earnings (loss) before income taxes	9,836,000	581,000	(4,149,000)	6,268,000

Depreciation and amortization	1,230,000	466,000	310,000	2,006,000

Capital expenditures	2,571,000	239,000	5,000	2,815,000

Identifiable assets	$41,361,000	$12,156,000	$3,248,000	$56,765,000

Nine Months Ended February 28, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$58,875,000	$8,070,000	$—	$66,945,000

Earnings (loss) before interest and taxes	8,385,000	598,000	(3,581,000)	5,402,000
Interest expense, net	—	—	454,000	454,000

Earnings (loss) before income taxes	8,385,000	598,000	(4,035,000)	4,948,000

Depreciation and amortization	1,123,000	445,000	311,000	1,879,000

Capital expenditures	1,271,000	239,000	115,000	1,625,000

Identifiable assets	$35,170,000	$11,085,000	$3,933,000	$50,188,000

7. Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income	$980,000	$538,000	$3,894,000	$3,050,000
Other comprehensive gain (loss):
Unrealized gain on derivative instruments	—	18,000	43,000	26,000
Tax expense related to gain on derivative	—	(7,000)	(16,000)	(10,000)
Foreign currency translation adjustment	10,000	—	(16,000)	—

Comprehensive income	$990,000	$549,000	$3,905,000	$3,066,000

8. Subsequent Events

On April 2, 2004 the Company announced that it has signed an agreement to purchase the outstanding capital stock of Thermal Solutions, Inc. (TSI), a privately held provider of field heat treating services based in Denver, Colorado. The transaction, which will involve consideration of approximately $10.5 million is subject to customary due diligence and various approvals and is expected to close during the fourth quarter of Team’s fiscal year ending May 31, 2004. In calendar 2003, TSI had revenues of about $15 million. The purchase consideration will be approximately 70% cash and 30% Team, Inc common stock.

In April of 2004 the second stock-price hurdle relating to 133,333 previously unvested performance based options held by the Company’s chief executive officer was achieved, resulting in the accelerated vesting of 66,667 options. The options were scheduled to vest on May 31, 2008, unless otherwise accelerated by the achievement of sustained average stock price-hurdles of $10.50 and $14.00. As a result of the accelerated vesting, the non-cash G&A compensation expense associated with these options will total approximately $200,000 in the fourth quarter of fiscal year 04.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended February 29, 2004 Compared

To Three Months Ended February 28, 2003

Revenues for the quarter ended February 29, 2004 were $25.1 million compared to $21.8 million for the corresponding period of the preceding year. Operating margins (shown as “gross margin” in the Consolidated Condensed Statements of Operations) were 39.6% of revenues in the third quarter of fiscal 2004, a slight improvement from 38.8% in the same quarter last year. Net income increased to $980 thousand ($.12 per diluted share) as compared to $538 thousand ($.06 per diluted share) in last year’s quarter.

The industrial services segment revenues were $20.9 million in the February 2004 quarter, an increase of $1.8 million (9%) over the prior year. Operating profits for the segment (earnings before interest and taxes) were up 4%, increasing to $2.2 million in the February 2004 quarter versus $2.1 million in the same quarter last year. With the exception of NDT inspection services, virtually all of the segment’s service offerings experienced double-digit revenue growth in the quarter. Notably, fugitive emissions revenues were up nearly $1 million due to significant new or expanded monitoring contracts in the West Coast region of the United States. The segment continued to benefit from the recent addition of field valve repair services to its offerings. NDT inspection services continued to be soft in the quarter. Revenues for this service line declined by $461 thousand versus the same quarter last year and operating margins were down by more than $250 thousand. Nearly all of this decline was associated with a softness in demand in the pipeline industry.

The equipment sales and rental segment (the “Climax” business) had its most profitable quarter in the history of Climax. Sales were $4.2 million, up 59% from the prior year third quarter. Operating profit was $875 thousand, more than four times the amount earned in last year’s third quarter. The results for the current year quarter reflect the shipment of over $1 million in special tool orders to a customer in connection with a military contract.

Nine Months Ended February 29, 2004 Compared

To Nine Months Ended February 28, 2003

Revenues for the nine months ended February 29, 2004 were $75.9 million compared to $66.9 million for the corresponding period of the preceding year, an increase of 13%. Operating margins declined slightly to 39.9% of revenues in the nine months of fiscal 2004 versus 40.5% in the same period last year. Net income increased to $3.9 million ($0.47 per diluted share) as compared to $3.1 million ($0.36 per diluted share) in fiscal 2003—an improvement of 28%.

For the first nine months of fiscal 2004, industrial service revenues were $66.5 million, an increase of $7.6 million, or 13%, over the same period of last year. Operating profits for the industrial segment (earnings before interest and taxes) were up 17%, increasing to $9.8 million in the first nine months of fiscal 2004 versus $8.4 million in the corresponding period of last year. The first nine months of fiscal 2004 was positively impacted by the completion of two major turnaround projects, primarily related to the new field valve repair service, with more than $4 million of year to date revenue. With the exception of the NDT inspection service which experienced a year-to-date decline in revenues of $1 million, all other service lines experienced strong revenue growth—aggregating more than 18%— in the year-to-date period.

With respect to the Equipment Sales and Rental segment, revenues were up year over year to $9.3 million from $8.1 million in the first nine months of fiscal 2004, an increase of 16%. The increased sales are largely a result of the special tool orders shipped in the third quarter as discussed above. The outstanding profitability for the third quarter has resulted in year to date operating results being nearly flat with last year—$581 thousand versus $598 thousand. The year-to-date results for the segment were negatively impacted by the $175 thousand loss provision for the sales tax matter discussed in Form 10-Q for the second quarter ended November 30, 2003, and $150 thousand of associated professional fees incurred during the first half of the year.

Liquidity and Capital Resources

At February 29, 2004, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $11.2 million, which is up $2.3 million from May 31, 2003. We generally utilize excess operating funds to automatically reduce the amount outstanding under the revolving credit facility.

In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

The Company has a $24 million bank credit facility that consists of: (i) a $12,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At February 29, 2004, our marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at February 29, 2004 is approximately 3.33%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan. At February 29, 2004, the balance outstanding for all interest bearing debt was $10,997,000.

As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At February 29, 2004, the Company was in compliance with all credit facility covenants.

At February 29, 2004, the Company was contingently liable for $2.2 million in outstanding stand-by letters of credit and, at that date, approximately $4.9 million was available to borrow under the credit facility.

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

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company completed the required annual impairment test for fiscal 2003 and determined that there was no impairment of goodwill as of May 31, 2003. The Company does not believe that any triggering events have occurred during the nine months ended February 29, 2004 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

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

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. A valuation allowance is provided for the net deferred tax asset amounts that are not likely to be realized. As of February 29, 2004 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

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

The Company has provided $325,000 for expected losses with respect to a sales tax matter involving Climax Portable Machine Tools, Inc., (Climax) a wholly-owned subsidiary, including $150,000 in fiscal 2003 and $175,000 in the second quarter of fiscal 2004. The ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. However, management believes this issue will be fully resolved over the course of the next year and that the ultimate outcome, even if different than the amount provided, will not have a significant impact on the future operating results of Climax.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. There were no material quantitative or qualitative changes during the first nine months of fiscal 2004 in the Company’s market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of February 29, 2004, and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery of more than $38 million in damages for property and production losses arising from a July 2001 fire and explosion at a facility where the Company was providing leak repair services. Team believes that it has no responsibility for the plaintiff’s damages with respect to this matter. Until recently, the Company had believed that its exposure, if any, would be covered by its general liability and excess liability insurance policies. However, on March 22, 2004, the general liability insurance carrier notified Team that the $1 million primary insurance policy was not available for the damages alleged in the lawsuit. Team vehemently disagrees with the position of the insurance carrier and has instituted legal actions against the insurance carrier and the Company’s casualty insurance broker to provide the full indemnity up to the $1 million policy limit. The Company’s excess liability coverage is unaffected by the actions taken by the general liability carrier and would provide coverage beginning at the $1 million limit of the general liability policy. With respect to the underlying property damage lawsuit, the case is in the discovery stage and no trial date has been set.

In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. Other defendants have subsequently been added. The suit seeks contribution for clean-up costs expended by the plaintiffs in cleaning up an EPA Superfund site at which hazardous wastes were disposed. A former subsidiary of the Company acquired in 1978 and sold back to the prior owner in 1984, had allegedly disposed of hazardous wastes at the site during the period 1969 -1976, years before the Company owned it. The plaintiffs allege that the Company is a legal successor-in-interest to the former subsidiary and liable for its prior liabilities. The case is in the discovery stage and it is not possible at this time to estimate reasonably or accurately the likelihood or amount of any potential liability in this matter, if any. The Company vigorously denies that it is a successor-in-interest to the former subsidiary and that it has any liability in the matter.

The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company’s consolidated financial statements.

See also the Company’s Form 10-Q for the fiscal quarter ended November 30, 2003 for a description of developments during that quarter with respect to other litigation.

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

(b) Reports on Form 8-K

The Company filed (1) report on Form 8-K during the quarter ended February 29, 2004, covering a press release announcing its earnings for the quarter ended November 30, 2003. The date of the report was December 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)
Date: April 14, 2004

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President -
Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)