Form 10-K
period 2004-05-31
TEAM INC
filed 2004-08-25
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-9950

TEAM, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-1765729
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Hermann Drive, Alvin, Texas	77511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 331-6154

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on which Registered
Common Stock, $.30 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 13, 2004, 8,084,025 shares of the registrant’s common stock were outstanding, of which 5,850,453 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $14.43 per share on the American Stock Exchange, Inc. on such date) was $84,422,037.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of Team, Inc. to be held September 23, 2004.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

(a) General Description of Business

Team, Inc. (“Team” or the “Company”), incorporated in 1973, is a professional full service provider of specialized industrial services including on-stream leak repair, hot tapping, fugitive emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination (“NDT-NDE”) inspection services. These services are provided throughout the United States in approximately 40 locations. All references to Team or the Company are intended to include its operating subsidiaries unless otherwise indicated.

The Company conducts operations through international locations in Singapore, Aruba, Canada, Trinidad and Singapore. Additionally, the Company licenses its proprietary leak repair and hot tapping techniques and materials to various companies outside the United States and receives a royalty based upon revenues earned by the licensee.

Team’s industrial service offerings have been significantly expanded through two recent acquisitions: 1) in April 2004, the Company acquired Thermal Solutions, Inc. (“Thermal”) a $15 million Denver, Colorado based field heat treating service company, and 2) in August 2004, Team acquired the business assets of Cooperheat-MQS, Inc., (“Cooperheat”) a Houston, Texas based company with two service offerings—field heat treating and NDT inspection services. At the time of the acquisition, Cooperheat was operating under Chapter 11 of the U.S. Bankruptcy Code and is generally believed to have been the number one or number two leading service provider in each of its service lines. Annual revenues for Cooperheat are expected to be approximately $80 million.

Additionally, through its wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) of Newberg, Oregon, the Company is engaged in a separate business segment—equipment sales and rental. Climax is a leading designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. The Climax acquisition provided the support for the Company’s offering of on-site field machining services beginning in February of 1999.

(b) Financial Information about Segments

See Note 12 to accompanying financial statements for financial information about business segments.

(c) Narrative Description of Business

The Company operates in two reportable revenue generating segments—1) industrial services and 2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining, technical bolting, valve repair, heat treating and NDT inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues (in thousands) from each segment in the three years ended May 31:

Segment	2004	2003	2002
Industrial Services	$94,546	$81,122	$74,513
Equipment Sales and Rentals	13,123	10,754	10,568

Total	$107,669	$91,876	$85,081

Industrial Services

The Company provides industrial services for over 2,000 customers in the petrochemical, refining, power, pipeline, pulp and paper, steel and other industries. Services include leak repair, hot tapping, fugitive emissions monitoring, and, more recently, field machining, technical bolting, field valve repair, field heat treating and NDT inspection.

Leak Repair Services. The Company is the leader in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak repair services, the Company markets a line of products, which includes both standard and custom-designed clamps and enclosures for plant systems and pipelines. The Company’s leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company’s repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns.

The Company’s leak repair services involve inspection of the leak by the Company’s field crew who record pertinent information about the faulty part of the system and transmit the information to the Company’s engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at the Company’s facility in Alvin, Texas and delivered to the job site. The Company maintains an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. Installations of the clamps and enclosures for on-stream repair work are then performed by the field crew using, in large part, materials and sealants that are developed and produced by the Company.

The Company’s manufacturing center has earned the international ISO-9001 certification for its engineering design and manufacturing operations. ISO-9001 is the most stringent of all ISO-9000 certification programs.

The Company’s non-destructive repair methods do not compromise the integrity of its customer’s process system and can be performed in temperatures ranging from cryogenic to 1,700 degrees Fahrenheit and with pressures from vacuum to 6,000 pounds per square inch. The Company’s proprietary sealants are specifically formulated to repair leaks involving over 300 different kinds of chemicals.

Management attributes the success of its leak repair services to the quality and timely performance of its services by its highly skilled technicians, its proprietary techniques and materials and its ability to repair leaks without shutting down the customer’s operating system. On-stream repairs can prevent a customer’s continued loss of energy or process materials through leaks, thereby avoiding costly energy and production losses that accompany equipment shutdowns, and also lessen emissions escaping into the atmosphere.

The Company has continued to develop different types of standard and custom-designed clamps, enclosures and other repair products, which complement the Company’s existing industrial market for leak repair services. The Company’s leak repair services are supported by an in-house Quality Assurance/Quality Control program that monitors the design and manufacture of each product to assure material traceability on critical jobs and to ensure compliance with customers’ requirements.

Hot Tapping Services. The Company’s hot tapping services consist primarily of hot tapping and Line-stop® services. Hot tapping services involve utilizing special equipment to cut a hole in an on-stream, pressurized pipeline so that a new line can be connected onto the existing line without interrupting operations. Hot tapping is frequently used for making branch connections into piping systems while the production process is operative. Line-stop® services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. The Company typically performs these services by mechanically drilling and cutting into the pipeline and installing a device to stop the process flow. The Company also utilizes a line freezing procedure when applicable to stop the process flow using special equipment and techniques.

Emissions Control Services. The Company also provides leak detection services that include fugitive emissions identification, monitoring, data management and reporting services primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record emissions from specific process equipment components as requested by the customer, typically to assist the customer in establishing an ongoing maintenance program and/or complying with present and/or future environmental regulations. The Company prepares standard reports in conjunction with EPA requirements or can custom-design these reports to its customers’ specifications.

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

Field machining and technical bolting services are offered to the Company’s existing customer base through its extensive branch operations. Field machining is an off-stream operation performed during piping isolations, shutdowns, or plant turnarounds.

Inspection Services. Inspection services consist of the testing and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. The Company’s inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, as well as, higher end robotic and newly developed ultrasonic systems. The Company provides these services as part of planned construction and maintenance programs and on demand as the situation dictates, and provides reports based on interpretation in accordance to industry and national standards. Inspection services are marketed to the same industrial customer base as other Team services and to the pipeline industry. There are a large number of companies offering NDT-NDE inspection services, with no single company having a significant share of the overall market. This service offering has been significantly expanded with the acquisition of the assets of Cooperheat in August 2004. With this acquisition, Team believes it is now the largest NDT-NDE inspection service provider in the United States.

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

Field Heat Treating Services. In April 2004, the Company commenced field heat treating services through the acquisition of Thermal, a privately-held company based in Denver, Colorado. These services, which include electric resistance and gas-fired combustion, are primarily utilized by industrial users to cure coatings, expand metal parts for assembly or disassembly, remove moisture from components and to provide preheat and post-weld heat treatments to relieve metal stresses. At the time of the acquisition, Thermal was the second largest provider of heat treatment services in the United States. With the acquisition of the business assets of Cooperheat in August 2004, the Company believes it is now clearly the predominant field heat treating service provider in the United States.

Marketing and Customers. Team’s industrial repair services are marketed principally by personnel based at the Company’s approximate 40 locations. Team has developed a cross-marketing program to utilize its sales personnel in offering many of the Company’s services at its operating locations. Management believes that these operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

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

The Company’s industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

Business Risks. While the Company’s management is optimistic about Team’s future, maintaining and expanding customer relationships and service volumes are key elements of the Company’s strategy. Weakness in the markets served by the Company could constrain demand. Although the Company has a diversified customer base, a substantial portion of its business is dependent upon the chemical and refining industry sectors. Competitive initiatives and/or poor service performance could also reduce the strength and breadth of current customer relationships and preference for the Company. Although management believes sufficient qualified personnel are available in most areas, no assurance can be made that such personnel will be available when needed.

Competition. Competition in the Company’s industrial services is primarily on the basis of service, quality, timeliness, and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments. Management believes Team has a competitive advantage over most service contractors due to the quality, training and experience of its technicians, its nationwide service capability, and due to the broad range of services provided, as well as its technical support and manufacturing capabilities supporting the service network. There are two other service contractors who provide a similar range of service and broad geographical coverage as the Company. Other principal competitors are primarily single-location or single-service companies that compete within a certain geographical area.

Equipment Sales and Rentals

The Equipment Sales and Rentals business is comprised solely of the Climax subsidiary, a leading design-manufacturer of portable machine tools located in Newburg, Oregon. Climax’s standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold to end users in the utilities, refining, marine, heavy construction, and extractive industries, or to other service providers and contractors. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

Climax’s design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon. Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. Most of the Company’s orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 10%. No single customer accounted for more than 10% of Climax revenues during any of the last three fiscal years.

General

Employees. As of May 31, 2004, the Company and its subsidiaries had approximately 988 employees in its operations. The Company’s employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good. The acquisition of Cooperheat in August 2004 has approximately doubled the number of employees of the Company.

Insurance. The Company carries insurance it believes to be appropriate for the businesses in which it is engaged. Under its insurance policies, the Company has per occurrence self-insured retention limits of $50,000 for general liability, and $250,000 for automobile liability and workers’ compensation in most states. The Company has obtained fully insured layers of coverage above such self-retention limits. Since its inception, the Company has not been the subject of any significant liability claims not covered by insurance arising from the furnishing of its services or products to customers. However, because of the nature of the Company’s business, there exists the risk that in the future such liability claims could be asserted which might not be covered by insurance. One such potential claim was asserted in 2004 wherein the Company’s general liability insurance carrier has disputed the existence of coverage and is providing a defense on behalf of the Company subject to a reservation of rights. See Item 3, Legal Proceedings, below.

Regulation. Substantially all of the Company’s business activities are subject to federal, state and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the EPA. The Company’s training programs are required to meet certain OSHA standards. Expenditures relating to such regulations are made in the normal course of the Company’s business and are neither material nor place the Company at any competitive disadvantage. The Company does not currently expect to expend material amounts for compliance with such laws during the ensuing two fiscal years.

From time-to-time in the operation of its environmental consulting and engineering services, the assets of which were sold in 1996, the Company handled small quantities of certain hazardous wastes or other substances generated by its customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. Management believes that its risk of liability is minimized since its handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. The Company does not currently carry insurance to cover liabilities which the Company may incur under the Superfund Act or similar environmental statutes due to its prohibitive costs.

Patents. While the Company is the holder of various patents, trademarks, and licenses, the Company does not consider any individual property to be material to its consolidated business operations.

ITEM 2. PROPERTIES

Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newburg, Oregon, which is the manufacturing facility and corporate office of Climax. All of those facilities are pledged as security for the Company’s credit facility. (See Note 6 of Notes to Consolidated Financial Statements.) The Company and its subsidiaries also lease 56 office and/or plant and shop facilities at separate locations in 23 states and in Singapore, Aruba, Trinidad and Canada.

The Company believes that its property and equipment, as well as that of its subsidiaries, are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS

In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. In April and May of 2004, the District Court granted motions for summary judgment filed by the Company and dismissed the Plaintiffs’ claims with prejudice with respect to claims against Team allegedly arising out of its ownership of the stock of French Limited and of Allstate Vacuum and Tanks, Inc (“Allstate”). The Company has reason to believe that the Plaintiffs will appeal the Court’s ruling in favor of the Company at the end of the case.

This lawsuit arises out of a previous lawsuit filed by the United States of America against the Plaintiffs, Lyondell and Arco Chemical, alleging that hazardous substances and/or pollutants or contaminants were deposited at the Turtle Bayou Site in Liberty County, Texas. Arco and Lyondell entered into a settlement with the United States which was embodied in a Consent Decree. Within three years after the Consent Decree was entered, Arco and Lyondell brought the referenced suit against approximately 18 parties seeking contribution for the costs of response for removal and/or remedial action at the Turtle Bayou Site. The co-defendants include, among others, Exxon-Mobil, El Paso Tennessee Pipeline Company, Du Pont, Ethyl Corporation, and Lubrizol. Later, El Paso added approximately nine additional defendants.

Plaintiffs allege that French Ltd., a vacuum truck company that the Company owned from 1978 to 1984, or its former parent, French Limited of Houston, Inc., had, during the time period of 1969 to 1976, transported hazardous substances to the Turtle Bayou Site.

In 1982, as a result of the contentions made by the Environmental Protection Agency (“EPA”), the Company informed George Whitten, the one who had sold French, Ltd. to the Company, that his failure to reveal French, Ltd.’s activities with respect to the illegal depositing of hazardous substances was a breach of the representations and warranties of the agreement by which the Company acquired French, Ltd. In November 1984, the Company sold French back to Whitten.

The Plaintiffs alleged that French, Ltd. and, therefore, the Company, should be held liable for French Limited and/or French Limited of Houston, Inc.’s allegedly wrongful deposits of some of the material that was deposited at the Site. Plaintiffs also allege that the Company should be held liable for some alleged disposal of hazardous waste by another former Company subsidiary, Allstate.

In addition to the claims originally put forward by the Plaintiffs, nine of the Defendants have filed cross-claims against the Company in which they contended they do not believe they should be held liable on Plaintiffs’ claims against them, but that if they are held liable then they seek contribution from the Company and other defendants. In addition, four of those same nine defendants which are related to the El Paso Corporation (the “El Paso Defendants”) seek contribution against the Company and others on a related claim by the United States Government on another location within the Turtle Bayou Site at which hazardous wastes were disposed. All defendants except the El Paso Defendants have agreed orally to dismiss their cross-claims against the Company subject to revival if the Plaintiffs appeal the summary judgments granted by the District Court. It appears that the El Paso defendants and the Company are close to an agreement with respect to a motion to dismiss similar to the one proposed with the other defendants; if the Company is not successful in reaching such an agreement, then the Company plans to file a motion for summary judgment requesting that the District Court apply its previously granted summary judgments against the El Paso Defendants.

The Company believes that the claims against it in this matter are without merit, as is supported by the rulings of the District Court.

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery for $40 million in property damages from an explosion and fire originating at a valve which the Company’s personnel were attempting to seal in order to prevent a leak. Liability is being contested and other parties appear to have primary responsibility for the fire and explosion. The Company believes it is insured against this loss with both primary and excess liability insurance, subject to any applicable deductible. However, coverage from the $1 million primary policy is disputed and a defense is being provided by the carrier subject to a reservation of rights.

In June 2004, Ultramar Diamond Shamrock Corporation made demand on Team Industrial Services, Inc. for indemnity from claims asserted against Ultramar Diamond Shamrock Corporation in Linda Alapisco, et al v. Ultramar Diamond Shamrock Corporation, et al, Cause No. L-030085, in the 156th District Court of Live Oak County, Texas. This suit seeks unspecified damages for the 250 individuals identified in the petition for injuries resulting from alleged exposure to toxic chemicals released as a result of the explosion and fire at the Diamond Shamrock facility. This demand has been turned over to the general liability insurance carrier for a response. As of the date of this report, the carrier has not responded to the claim.

The Company’s umbrella policy has limits of coverage of $25,000,000 and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR TEAM’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Team’s common stock is traded on the American Stock Exchange, Inc. under the symbol “TMI”. The table below reflects the high and low sales prices of the Company’s common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2004 and 2003, respectively.

	Sales Price
	High	Low
Fiscal 2004
Quarter Ended:
August 31	$8.35	$7.50
November 30	10.48	7.90
February 29	11.48	9.75
May 31	16.05	11.10

Fiscal 2003
Quarter Ended:
August 31	$9.25	$7.40
November 30	8.75	7.40
February 28	8.20	7.00
May 31	7.80	5.00

(b) Holders

There were 282 holders of record of Team’s common stock as of August 13, 2004, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,750 additional beneficial owners based upon information gathered in connection with proxy solicitation.

(c) Dividends

No dividends were declared or paid in fiscal 2004, 2003 or 2002. Pursuant to the Company’s Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Additionally, future dividend payments will continue to depend on Team’s financial condition, market conditions and other matters deemed relevant by the Board of Directors.

(d) Stock Repurchase Plan

In fiscal 2004, the Company repurchased 50,000 shares of its outstanding common stock on the open market at a weighted average price of $7.89 per share. As of May 31, 2004, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.7 million on open market repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2004 (amounts in thousands, except per share data):

	Fiscal Years Ended May 31,
	2004	2003	2002	2001	2000
Revenues	$107,669	$91,876	$85,081	$75,643	$66,636

Net income	$5,776	$4,402	$3,909	$2,740	$1,471

Net income per share: basic	$0.75	$0.57	$0.51	$0.34	$0.18
Net Income per share: diluted	$0.69	$0.53	$0.48	$0.34	$0.18

Weighted average shares outstanding: basic	7,709	7,707	7,664	8,015	8,238
Weighted average shares outstanding: diluted	8,429	8,369	8,229	8,122	8,283

Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

Balance Sheet data:	May 31,
	2004	2003	2002	2001	2000
Total assets	$74,396	$52,224	$51,189	$47,996	$48,384
Long-term debt and other long-term liabilities	$18,308	$10,567	$13,454	$15,188	$17,515
Stockholders’ equity	$42,299	$31,735	$28,182	$24,812	$23,137
Working capital	$27,712	$19,713	$18,693	$16,801	$14,909

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

Revenues in 2004 were $107.7 million compared to $91.9 million in 2003, an increase of 17.2%. Operating profits (earnings before interest and taxes, or “EBIT”) were $9.7 million in 2004 versus $7.7 million in 2003, an increase of 25.8%.

The following sets forth the components of revenue and operating profits for fiscal 2004 and 2003:

			Increase
	2004	2003	$	%
Revenues:

Total Industrial Services	$94,546,000	$81,122,000	$13,424,000	16.5%
Equipment Sales & Rentals	13,123,000	10,754,000	2,369,000	22.0%

Total Revenues	$107,669,000	$91,876,000	$15,793,000	17.2%

Operating Profit:

Industrial Services	$13,953,000	$12,012,000	$1,941,000	16.2%
Equipment Sales & Rentals	1,220,000	603,000	617,000	102.3%
Corporate	(5,432,000)	(4,871,000)	(561,000)	11.5%

Total Operating Profit (EBIT)	$9,741,000	$7,744,000	$1,997,000	25.8%

For the year, the Industrial Services Business Segment revenues increased 16.5% to $94.5 million. Segment operating profit increased 16.2% to $14.0 million. A significant contributor to revenue growth in industrial services in 2004 came from the full year impact of a new service line, field valve repair, which was introduced in the spring of 2003. This service line contributed $4.5 million of the 2004 growth, primarily associated with two major turnaround projects in the summer and fall of 2004. The segment also benefited from new and expanded fugitive emissions monitoring contracts in the West Coast region of the United States and from turnaround activity in the Gulf Coast and the Caribbean. Additionally, the acquisition of Thermal Solutions in April 2004 contributed $2.5 million to industrial services revenue, however, due to the seasonality of field heat treating, it did not contribute to 2004 operating profit for the industrial services segment. The only service line that did not experience revenue growth during the year was NDT inspection, which was down $1.8 million year over year, due to continued softness in pipeline construction activities.

Management believes that demand for the Company’s traditional services is, generally, a function of the population of high-temperature, high-pressure piping systems. Demand is also somewhat related, especially for leak repair and hot tapping, to the operating performance of our customers—particularly in the refining, pipeline, and petrochemical industries. Generally, as those customers’ margins improve, more funds are expended for the specialized industrial services offered by the Company.

The Equipment Sales and Rental Business segment (encompassing Climax Portable Machine Tool Company) grew revenues 22% for the year to $13.1 million—the highest revenue year in the history of Climax. Revenue growth for the year was primarily attributable to the shipment of special tool orders in the third and fourth quarters aggregating over $2 million. Operating profit increased 102% to $1.2 million versus $603 thousand in 2003. Included in operating profit in 2004 is a $235,000 gain from the sale of idle real estate. That is offset by a charge to other expense of $245,000 for estimated losses pertaining to a sales tax matter. A similar charge of $150,000 was recorded in 2003. Climax is domiciled in the state of Oregon, which is a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it had not previously done. Climax is nearing completion of a process of entering into agreements with several states with respect to sales tax obligations and collecting amounts due from its customers. The cumulative $395,000 charge represents management’s best current estimate of the probable loss that Climax will incur with respect to this matter. The ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty.

With regard to consolidated operating results, overall gross margins were 39.6% of revenues in fiscal 2004 as compared to 40.5% in fiscal 2003. The decline primarily reflects the downturn in NDT Inspection revenues associated with pipeline and pulp & paper customer segments as well as lower profit margins from the Thermal Solutions revenues due to slow seasonal activity in the two months after the acquisition.

Selling, general and administrative expenses (“SG&A”) increased $3.4 million in 2004 versus 2003, an increase of 11.7%. The overall increase in SGA reflects significant increases in incentive compensation, safety training and legal expenses over the prior year. In spite of these elements of cost increase, as a percentage of revenue, SG&A was down—30.3% of revenues in fiscal 2004 versus 31.8% of revenues in fiscal 2003.

Non-cash compensation expense increased by $229,000 in 2004 versus 2003 due to the achievement of a stock-price hurdle of $10.50 per share, which resulted in the vesting of 66,667 options held by the chief executive officer and the recognition of the unamortized compensation expense associated with these options.

Fiscal 2003 Compared to Fiscal 2002

The following sets forth the components of revenue and operating profits for fiscal 2003 and 2002:

			Increase
	2003	2002	$	%
Revenues:

Industrial Services:
Traditional services	$56,933,000	$51,036,000	$5,897,000	11.6%
Newer services	24,189,000	23,477,000	712,000	3.0%

Total Industrial Services	$81,122,000	$74,513,000	$6,609,000	8.9%
Equipment Sales & Rentals	10,754,000	10,568,000	186,000	1.8%

Total Revenues	$91,876,000	$85,081,000	$6,795,000	8.0%

Operating Profit:

Industrial Services	$12,012,000	$11,470,000	$542,000	4.7%
Equipment Sales & Rentals	603,000	547,000	56,000	10.2%
Corporate	(4,871,000)	(4,779,000)	(92,000)	1.9%

Total Operating Profit (EBIT)	$7,744,000	$7,238,000	$506,000	7.0%

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

Management believes that demand for the Company’s traditional services is, generally, a function of the population of high-temperature, high-pressure piping systems. Demand is also somewhat related, especially for leak repair and hot tapping, to the operating performance of our customers—particularly in the refining, pipeline, and petrochemical industries. Generally, as those customers’ margins improve, more funds are expended for the specialized industrial services offered by the Company.

The Equipment Sales and Rental Business segment (encompassing Climax Portable Machine Tool Company) grew revenues about 2% for the year to $10.8 million. The market for capital equipment continues to be depressed in most of the world markets. Revenue growth in Asia offset flat to slightly depressed sales in the U.S. and Europe. Operating profit increased 10% to $603,000 versus $547,000 in 2002. In 2003, Climax provided a $150,000 charge to other expense for estimated losses pertaining to a sales tax matter. Climax is domiciled in the state of Oregon, which is a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax had an obligation to collect and remit sales taxes in certain other jurisdictions, which it had not previously done. Climax is in the process of entering into agreements with several states with respect to sales tax obligations and is in the process of collecting amounts due from its customers. The $150,000 charge recorded in 2003 represents management’s best estimate at that time of the probable loss that Climax would incur with respect to this matter.

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

Selling, general and administrative expenses (“SG&A”) increased $1.8 million in 2003 versus 2002, an increase of 6.5%. The overall increase in SGA reflects a ramp-up of business development personnel in the industrial service segment ahead of related revenue growth and an increasing level of insurance and legal costs in fiscal 2003. In spite of these elements of cost increase, as a percentage of revenue, SG&A was down—31.8% of revenues in fiscal 2003 versus 32.5% of revenues in fiscal 2002.

Liquidity and Capital Resources

At May 31, 2004, the Company’s liquid working capital (cash and accounts receivable, less current liabilities) totaled $16.3 million, an increase of $7.4 million since May 31, 2003. The Company utilizes excess operating funds to automatically reduce the amount outstanding under the revolving credit facility. At May 31, 2004, the outstanding balance under the revolving credit facility was $14.0 million and approximately $6.3 million was available to borrow under the facility.

During fiscal 2004, the Company increased its total outstanding debt by $7.5 million as a result of the purchase of Thermal Solutions, Inc. In fiscal 2004, the Company also expended $395,000 to reacquire an additional 50,000 shares of its common stock on the open market pursuant to a stock repurchase plan.

In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

At May 31, 2004, the Company had a $34 million bank credit facility that consisted of: (i) a $22,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2004, the Company’s marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2004 is approximately 3.1%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2004 and 2003, the Company was in compliance with all credit facility covenants.

At May 31, 2004, the Company was contingently liable for $2.2 million in outstanding stand-by letters of credit and, at that date, approximately $6.3 million was available to borrow under the credit facility.

On August 11, 2004, in connection with the acquisition of the business asset of Cooperheat-MQS, Inc. (see note 15 to the Consolidated financial statements), the existing credit facility was replaced with a new $75 million facility. The new facility matures in August 2009 and consists of a revolving loan of $50 million and a $25 million term facility. Approximately $55 million (including the entire term loan) was borrowed on August 11, 2004 to finance the Cooperheat-MQS acquisition (approximately $36 million) and to refinance amounts outstanding on the existing Team facilities (approximately $19 million). The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization begins in November 2004. Interest on the facility is at LIBOR plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

Critical Accounting Policies

Goodwill—The Company has $15.1 million of recorded goodwill associated with business acquisitions made since 1999. Of that amount, approximately $12.2 million is associated with the industrial services segment and $2.9 million is associated with the equipment sales and rental business. Effective June 1, 2002, we have adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized but be reviewed for impairment at least annually. The Company performs its annual impairment testing as of May 31 of each year. The Company has evaluated the carrying value of goodwill using a cash-flow multiple calculation methodology and has determined that no adjustment is needed to the carrying value of goodwill during 2003 or 2004.

Revenue Recognition—The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining, technical bolting, field valve repair, field heat treating and inspection services. These revenues are based on time and materials and are generally short term in nature. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

Deferred Income Taxes—The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of May 31, 2004 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

Loss Contingencies—The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings above. In management’s opinion, an adequate accrual has been made as of May 31, 2004 to provide for any losses that may arise from these contingencies.

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

At May 31, 2004, the Company’s contractual obligations are summarized as follows:

Year ending May 31,	Operating Leases	Debt Obligations	Post Retirement Benefit	Total
2005	$3,114,000	$1,482,000	$245,000	$4,841,000
2006	2,029,000	16,160,000	100,000	18,289,000
2007	1,006,000	125,000	39,000	1,170,000
2008	416,000	810,000	—	1,226,000
2009	62,000	—	—	62,000
Thereafter	—	—	—	—

Total	$6,627,000	$18,577,000	$384,000	$25,588,000

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003 and has not impacted the Company’s financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which subjects the Company to the risk of loss associated with movements in market interest rates. At May 31, 2004, the Company has floating-rate obligations totaling $18.6 million outstanding under its credit facility (see Note 6 to the Company’s Consolidated Financial Statements). A 1% increase in interest rates could result in an annual increase in interest expense of $186,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Team, Inc.

Alvin, Texas

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of June 1, 2002.

KPMG LLP

Houston, Texas

July 14, 2004, except as to note 15,

which is as of August 11, 2004

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,019,000	$854,000
Receivables, net of allowance of $506 and $533	27,881,000	17,707,000
Inventories	9,928,000	9,498,000
Income tax receivable	—	16,000
Deferred Income taxes	924,000	783,000
Prepaid expenses and other current assets	515,000	559,000

Total Current Assets	41,267,000	29,417,000

Property, Plant and Equipment:
Land and buildings	6,893,000	7,293,000
Machinery and equipment	28,469,000	22,517,000

	35,362,000	29,810,000
Less accumulated depreciation and amortization	19,477,000	17,542,000

	15,885,000	12,268,000
Intangible assets, net of accumulated amortization of $42,000	1,208,000	—
Goodwill, net of accumulated amortization of $922,000	15,063,000	10,049,000
Other Assets, net	973,000	490,000

Total Assets	$74,396,000	$52,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,482,000	$1,482,000
Accounts payable	4,501,000	3,195,000
Other accrued liabilities	7,021,000	5,027,000
Current income taxes payable	551,000	—

Total Current Liabilities	13,555,000	9,704,000

Deferred income taxes	1,074,000	606,000
Long-term debt	17,095,000	9,577,000
Other long-term liabilities	139,000	384,000

Total Liabilities	31,863,000	20,271,000

Minority Interest	234,000	218,000
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,070,250 and 8,587,512 shares issued	2,715,000	2,576,000
Additional paid-in capital	39,060,000	34,065,000
Retained earnings (deficit)	5,508,000	(268,000)
Accumulated other comprehensive gain (loss)	48,000	(1,000)
Treasury stock at cost, 1,018,308 and 968,308 shares	(5,032,000)	(4,637,000)

Total Stockholders’ Equity	42,299,000	31,735,000

Total Liabilities and Stockholders’ Equity	$74,396,000	$52,224,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended May 31,
	2004	2003	2002
Revenues	$107,669,000	$91,876,000	$85,081,000
Operating expenses	64,985,000	54,684,000	49,616,000

Gross margin	42,684,000	37,192,000	35,465,000

Selling, general and administrative expenses
Non cash G&A compensation cost	344,000	115,000	368,000
Other SG&A	32,589,000	29,183,000	27,411,000
Goodwill amortization	—	—	275,000
Other expense (income)	10,000	150,000	173,000

Earnings before interest and taxes	9,741,000	7,744,000	7,238,000
Interest	519,000	601,000	892,000

Earnings before income taxes	9,222,000	7,143,000	6,346,000
Provision for income taxes	3,446,000	2,741,000	2,437,000

Net income	$5,776,000	$4,402,000	$3,909,000

Net income per common share
—Basic	$0.75	$0.57	$0.51

—Diluted	$0.69	$0.53	$0.48

Weighted average number of shares outstanding
—Basic	7,709,000	7,707,000	7,664,000

—Diluted	8,429,000	8,369,000	8,229,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended May 31,
	2004	2003	2002
Net income	$5,776,000	$4,402,000	$3,909,000
Cumulative effect of an accounting change	—	—	(56,000)
Net income (losses) on interest rate swaps	43,000	49,000	(149,000)
Reclassification adjustments related to interest rate swaps	—	—	113,000
Foreign currency translation adjustment	22,000	26,000	—
Tax (provision) benefit	(16,000)	(19,000)	35,000

Comprehensive income	$5,825,000	$4,458,000	$3,852,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Years Ended May 31,
	2004	2003	2002
COMMON STOCK:
Balance at beginning of year	$2,576,000	$2,499,000	$2,503,000
Shares issued	89,000	2,000	5,000
Shares retired	—	—	(71,000)
Exercise of stock options	50,000	75,000	62,000

Balance at end of year	$2,715,000	$2,576,000	$2,499,000

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	$34,065,000	$32,961,000	$32,257,000
Shares issued	4,091,000	58,000	46,000
Shares retired	—	—	(741,000)
Exercise of stock options	560,000	931,000	748,000
Value of options issued in exchange for earn-out	—	—	283,000
Non cash compensation	344,000	115,000	368,000

Balance at end of year	$39,060,000	$34,065,000	$32,961,000

ACCUMULATED DEFICIT:
Balance at beginning of year	$(268,000)	$(4,670,000)	$(8,579,000)
Net income	5,776,000	4,402,000	3,909,000

Balance at end of year	$5,508,000	$(268,000)	$(4,670,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(1,000)	$(57,000)	$—
Unrealized gain (loss) on derivative instruments	27,000	30,000	(57,000)
Foreign currency translation adjustment	22,000	26,000	—

Balance at end of year	$48,000	$(1,000)	$(57,000)

TREASURY STOCK:
Balance at beginning of year	$(4,637,000)	$(2,551,000)	$(1,369,000)
Repurchase of common stock	(395,000)	(2,086,000)	(1,994,000)
Shares retired	—	—	812,000

Balance at end of year	$(5,032,000)	$(4,637,000)	$(2,551,000)

TOTAL STOCKHOLDERS’ EQUITY	$42,299,000	$31,735,000	$28,182,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended May 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$5,776,000	$4,402,000	$3,909,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892,000	2,555,000	2,693,000
Provision for doubtful accounts	184,000	263,000	119,000
Gain on disposal of assets	(235,000)	—	—
Equity in earnings of unconsolidated subsidiary and other	(65,000)	(56,000)	(17,000)
Deferred income taxes	311,000	312,000	(47,000)
Non cash G&A compensation cost	344,000	115,000	368,000
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(10,358,000)	(720,000)	(2,761,000)
Inventories	(430,000)	(696,000)	(557,000)
Prepaid expenses and other current assets	44,000	(41,000)	(215,000)
Income tax receivable	16,000	(16,000)	—
Increase (decrease):
Accounts payable	1,306,000	242,000	996,000
Other accrued liabilities	2,053,000	827,000	882,000
Income taxes payable	786,000	(621,000)	(89,000)

Net cash provided by operating activities	$2,624,000	$6,566,000	$5,281,000

Cash Flows From Investing Activities:
Capital expenditures	(3,330,000)	(2,037,000)	(2,043,000)
Rental and demonstration equipment	(120,000)	(560,000)	(369,000)
Proceeds from disposal of property and equipment	170,000	37,000	122,000
(Increase) decrease in other assets, net	(30,000)	30,000	(102,000)
Business acquisitions, net of cash acquired	(5,401,000)	—	—

Net cash used in investing activities	$(8,711,000)	$(2,530,000)	$(2,392,000)

Cash Flows From Financing Activities:
(Payments) borrowings under debt agreements and other long-term obligations	$7,273,000	$(2,670,000)	$(1,852,000)
Issuance of common stock	374,000	751,000	812,000
Repurchase of common stock	(395,000)	(2,086,000)	(1,994,000)

Net cash provided by (used in) financing activities	7,252,000	(4,005,000)	(3,034,000)

Net increase (decrease) in cash and cash equivalents	1,165,000	31,000	(145,000)
Cash and cash equivalents at beginning of year	854,000	823,000	968,000

Cash and cash equivalents at end of year	$2,019,000	$854,000	$823,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$532,000	$626,000	$981,000

Income taxes	$2,467,000	$2,936,000	$2,200,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Team, Inc. (the “Company”) include the financial statements of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	20-30 years
Machinery and equipment	2-10 years

Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $2,350,000 and $2,324,000 (before accumulated depreciation of $392,000 and $283,000) at May 31, 2004 and 2003, respectively. These self–constructed assets are periodically transferred to inventory and sold as used equipment. Total depreciation expense for the Company was $2,541,000, $2,229,000 and $2,138,000 for fiscal years ending May 31, 2004, 2003 and 2002, respectively.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the pro-forma impact on the prior years had the provisions of the new standard been applied as of June 1, 2001:

	Fiscal Years Ended May 31,
	2004	2003	2002
Reported net income	$5,776,000	$4,402,000	$3,909,000
Add back: Goodwill amortization	—	—	275,000

Adjusted net income	$5,776,000	$4,402,000	$4,184,000

Basic earnings per share:
Reported net income	$0.75	$0.57	$0.51
Goodwill amortization	—	—	0.04

Adjusted net income	$0.75	$0.57	$0.55

Diluted earnings per share:
Reported net income	$0.69	$0.53	$0.48
Goodwill amortization	—	—	0.03

Adjusted net income	$0.69	$0.53	$0.51

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company has completed the required annual impairment test and has determined that there is no impairment of goodwill as of May 31, 2004.

Revenue Recognition

The Company derives its revenues by providing a variety of industrial services. These revenues are based on time and materials and are generally short term in nature. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”).

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options to purchase 70,500 and 112,000 shares of common stock were outstanding during the years ended May 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period. In 2002, all outstanding options were “in the money” and therefore, no options were excluded from the computation of diluted EPS in that year.

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

Interest Rate Swap Agreements

The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes. Instead, it uses them to hedge the impact of interest rate fluctuations on floating rate debt. See Note 6 regarding the fair value of the Company’s interest rate swap agreements.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair values of the Company’s credit facility are representative of their carrying values based upon the variable rate terms and management’s opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 became effective for the Company in June 2003 and has not impacted the Company’s financial statements.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company’s financial position or operating results.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rate of 2.3%, 1.8%, and 3.8%; volatility factor of the expected market price of the Company’s common stock of 28.0%, 35.6%, and 42.8%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

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

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Fiscal Years Ended May 31,
	2004	2003	2002
Net income—as reported	$5,776,000	$4,402,000	$3,909,000
Stock based employee compensation expense included in reported net income	344,000	115,000	368,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(187,000)	(165,000)	(163,000)

Pro forma net income	$5,933,000	$4,352,000	$4,114,000

Earinings per share—Basic	$0.75	$0.57	$0.51

Pro forma earnings per share—Basic	$0.77	$0.56	$0.54

Earinings per share—diluted	$0.69	$0.53	$0.48

Pro forma earnings per share—diluted	$0.70	$0.52	$0.50

2. RECEIVABLES

Receivables consist of:

	May 31,
	2004	2003
Trade accounts receivable	$28,332,000	$18,180,000
Other receivables	55,000	60,000
Allowance for doubtful accounts	(506,000)	(533,000)

Total	$27,881,000	$17,707,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity in the allowance for doubtful accounts:

	Fiscal Years Ended May 31,
	2004	2003	2002
Balance at beginning of year	$533,000	$511,000	$392,000
Provision for doubtful accounts	452,000	263,000	119,000
Write off of bad debt	(479,000)	(241,000)	—

Balance at end of year	$506,000	$533,000	$511,000

3. INVENTORIES

Inventories consist of:

	May 31,
	2004	2003
Raw materials	$1,082,000	$1,084,000
Finished goods and work in progress	8,846,000	8,414,000

Total	$9,928,000	$9,498,000

4. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:

	May 31,
	2004	2003
Payroll and other compensation expenses	$3,608,000	$2,771,000
Insurance accruals	1,519,000	1,261,000
Accrued interest	78,000	77,000
Current payments due to former officers	245,000	238,000
Other	1,571,000	680,000

Total	$7,021,000	$5,027,000

5. INCOME TAXES

The provision for income taxes attributable to pre-tax earnings are as follows:

	Fiscal Years Ended May 31,
	2004	2003	2002
Federal income taxes:
Current	$2,634,000	$2,093,000	$2,013,000
Deferred	279,000	279,000	(37,000)
State income taxes:
Current	316,000	336,000	468,000
Deferred	32,000	33,000	(7,000)
Foreign income taxes	185,000	—	—

Total	$3,446,000	$2,741,000	$2,437,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between income taxes related to earnings before income taxes and income taxes computed by applying the statutory Federal income tax rate to such earnings follows:

	Fiscal Years Ended May 31,
	2004	2003	2002
Earnings before federal income taxes	$9,222,000	$7,143,000	$6,346,000

Computed income taxes at statutory rate	$3,136,000	$2,429,000	$2,158,000
Goodwill amortization	—	—	93,000
State income taxes	230,000	325,000	309,000
Other	80,000	(13,000)	(123,000)

Total	$3,446,000	$2,741,000	$2,437,000

A summary of the significant components of the Company’s deferred tax assets and liabilities follows:

	May 31,
	2004	2003
Receivables	165,000	201,000
Accrued expenses and other liabilities	946,000	777,000
Inventory	182,000	222,000

Gross deferred assets	1,293,000	1,200,000

Property, plant and equipment	$(1,220,000)	$(800,000)
Other	(223,000)	(223,000)

Gross deferred liabilities	(1,443,000)	(1,023,000)

Net deferred taxes	$(150,000)	$177,000

No valuation account is required for the deferred tax assets as management believes it is more likely than not that the Company will have sufficient taxable income in the future that will allow it to realize the benefits of the net deferred tax assets. Most of the assets represent temporary differences on certain accruals that will reverse over a period of less than 10 years.

6. LONG-TERM DEBT

Long-term debt consists of:

	May 31,
	2004	2003
Revolving loan	$14,000,000	$5,000,000
Term and mortgage notes	4,577,000	6,059,000

	18,577,000	11,059,000
Less current portion	1,482,000	1,482,000

Total	$17,095,000	$9,577,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt are as follows:

Year ending May 31,
2005	$1,482,000
2006	16,160,000
2007	125,000
2008	810,000
2009	—
Thereafter	—

$18,577,000

The Company has a $34 million bank credit facility that consists of: (i) a $22,500,000 revolving loan, which matures September 30, 2005, (ii) $9,500,000 in term loans for business acquisitions and (iii) a $2,000,000 mortgage loan. Amounts borrowed against the term loans are due in quarterly installments in the amount of $339,000 until the loans mature on September 30, 2005. Amounts borrowed against the mortgage loan are repaid in quarterly installments of $31,000 until its maturity date of September 30, 2008. Amounts outstanding under the credit facility bear interest at a marginal rate over either the LIBOR rate or the prime rate. At May 31, 2004, the Company’s marginal rate was 1.5% over the LIBOR rate. The weighted average rate on outstanding borrowings at May 31, 2004 is approximately 3.1%. The Company also pays a commitment fee of .25% per annum on the average amount of the unused availability under the revolving loan.

The Company entered into an interest rate swap agreement that expired in September, 2003 and which qualified as a cash flow hedge under SFAS No. 133. The agreement was entered into in 1998 to hedge the exposure of an increase in interest rates. Pursuant to this agreement, which covered approximately $2.1 million of outstanding debt, the Company exchanged a variable LIBOR rate for a fixed LIBOR rate of approximately 5.2%. As the interest rates on the credit facility are based on market rates, the fair value of amounts outstanding under the facility approximate the carrying value. The interest rate swap agreements had a negative mark-to-market value of approximately $43,000 at May 31, 2003. The fair value of the interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates. Two other swap agreements, covering approximately $3.5 million, expired on December 31, 2001. As of May 31, 2004 the Company had no outstanding swap agreements.

Loans under the credit facility are secured by substantially all of the assets of the Company. The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2004 and 2003, the Company was in compliance with all credit facility covenants.

At May 31, 2004, the Company was contingently liable for $2.2 million in outstanding stand-by letters of credit and, at that date, approximately $6.3 million was available to borrow under the credit facility.

On August 11, 2004, in connection with the acquisition of the business assets of Cooperheat-MQS, Inc. (see Note 15), the existing credit facility was replaced with a new $75 million facility. The new facility matures in August 2009 and consists of a revolving loan of $50 million and a $25 million term facility. Approximately $55 million (including the entire term loan) was borrowed on August 11, 2004 to finance the Cooperheat-MQS acquisition (approximately $36 million) and to refinance amounts outstanding on the existing Team facilities (approximately $19 million). The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization begins in November 2004. Interest on

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the facility is at LIBOR plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

7. OTHER LONG-TERM LIABILITIES

Other liabilities consisted of:

	May 31,
	2004	2003
Post retirement payments	$384,000	$622,000
Less amounts due in one year	(245,000)	(238,000)

	$139,000	$384,000

Amounts due within one year of $245,000 and $238,000, respectively, are included in other accrued liabilities in the accompanying consolidated balance sheet.

Post Retirement Benefits:

The Company is obligated for post-retirement benefits to three former officers with payments due through 2007. Future maturities of amounts due under post retirement benefit agreements are as follows:

Year ending May 31,
2005	$245,000
2006	100,000
2007	39,000

$384,000

8. OTHER EXPENSE (INCOME)

In 2004, net other expense of $10,000 consists of a $245,000 expense associated with special sales tax obligations offset by a $235,000 gain from the sale of idle real estate. Both matters involve the wholly owned subsidiary, Climax Portable Machine Tools, Inc. In regards to the sales tax matter, Climax is domiciled in the state of Oregon, a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it had not previously done. Climax is nearing completion of a process of entering into agreements with several states with respect to sales tax obligations and is in the process of collecting amounts due from its customers. In fiscal 2003 the Company recorded a $150,000 charge related to this matter. The cumulative $395,000 charge represents management’s best current estimate of the probable loss that Climax will incur with respect to this matter.

In regards to the real estate sale, Climax sold idle real estate for a total consideration of $760,000, comprised of $128,000 in cash and a note receivable for $632,000. The note bears interest at 6% per annum and matures on May 1, 2007. Interest payments are due in quarterly installments and a principal payment of $32,000 is due annually. At May 31, 2004 the balance outstanding on the note was $601,000. The amount is recorded as an Other asset on the balance sheet.

In 2002, other expense of $173,000 consists of severance and related costs associated with a reduction in work force at Climax. All such amounts were paid during the year ended May 31, 2002.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options:

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pursuant to various option plans, the Company has granted options to purchase common stock to officers, directors and employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under the Company’s plans are generally determined by the Compensation Committee at the time of grant of each option and may vary.

In addition to the options granted under the option plans discussed above, the Company’s chief executive officer was granted options to purchase 200,000 shares of common stock at a price of $3.625 per share upon joining the Company in 1998. Such grant was subject to a vesting schedule based on stock performance measures which provided that one third of the options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May 2002, when the price of Team’s stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options totaling $368,000 (approximately $0.03 per share, net of tax).

In July 2002, the Board of Directors modified the vesting requirements of the remaining 133,333 performance based options held by the chief executive officer as well as 20,000 performance based options held by an officer of one of the Company’s subsidiaries. The modification causes the remaining options to vest on May 31, 2008 unless earlier vesting occurs, in the case of the chief executive officer, as a result of the achievement of the $10.50 and $14.00 stock-price hurdles described above. The modification allowed the Company to fix the amount of the future non-cash G&A compensation expense associated with the remaining options ($750,000) and to recognize the charge against earnings ratably over a six-year period of time ($125,000 per year), unless otherwise accelerated by the achievement of the performance hurdles. In April 2004 the $10.50 stock-price hurdle was achieved resulting in the accelerated vesting of 66,667 shares of the chief executive officer’s remaining 133,333 options. As a result, the Company accelerated the recognition of an additional $219,000 in non-cash G&A compensation expense on top of the scheduled $125,000 in fiscal 2004.

In August 2004, the final stock-price hurdle of $14.00 was achieved resulting in the accelerated vesting of the remaining 66,666 options. As a result, the Company will record the remaining $219,000 associated with the chief executive officer’s options in the 1st quarter of fiscal 2005. The expense related to the 20,000 options held by the officer of the Company’s subsidiary will continue to be charged against earnings ratably over their remaining life at approximately $4,000 each quarter.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions under all plans are summarized below: (For purposes of the summary, the chief executive officer’s performance options that vested in fiscal 2002 (67,000) and that were modified in 2003 (133,000) are included as fiscal 2002 and 2003 grants, respectively).

	Fiscal Years Ended May 31,
	2004		2003		2002
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
Shares under option, beginning of year	1,284,000	$4.04	1,277,000	$3.41	1,114,800	$3.00
Changes during the year:
Granted	201,000	$10.11	134,000	$8.96	324,200	$4.25
CEO Performance Options	—	$—	133,000	$3.63	67,000	$3.63
Exercised	(187,000)	$3.34	(250,000)	$3.00	(209,000)	$3.88
Canceled	(12,000)	$7.12	(10,000)	$7.44	(20,000)	$3.63

Shares under option, end of year	1,286,000	$5.06	1,284,000	$4.04	1,277,000	$3.41

Exercisable at end of year	993,000	$4.20	1,074,000	$3.77	980,000	$3.27

Available for future grant	439,000		440,000		174,000

Weighted average grant-date fair value of options granted during year	$2.14		$2.36		$1.29

For options outstanding at May 31, 2004, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Life (in years)
$1.94 to $2.75	180,000	$2.26	4.2
$3.12 to $3.50	205,000	$3.46	4.6
$3.56 to $4.00	485,000	$3.71	4.8
$5.15 to $9.00	345,000	$7.62	8.3
$10.80 to $13.92	71,000	$13.61	9.9

	1,286,000	$5.06	5.9

Employee Benefit Plans:

Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2004, 2003 and 2002, were $383,000, $363,000, and $319,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

Loss Contingencies

In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. In April and May of 2004, the District Court granted motions for

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

summary judgment filed by the Company and dismissed the Plaintiffs’ claims with prejudice with respect to claims against Team allegedly arising out of its ownership of the stock of French Limited and of Allstate Vacuum and Tanks, Inc (“Allstate”). The Company has reason to believe that the Plaintiffs will appeal the Court’s ruling in favor of the Company at the end of the case.

This lawsuit arises out of a previous lawsuit filed by the United States of America against the Plaintiffs, Lyondell and Arco Chemical, alleging that hazardous substances and/or pollutants or contaminants were deposited at the Turtle Bayou Site in Liberty County, Texas. Arco and Lyondell entered into a settlement with the United States which was embodied in a Consent Decree. Within three years after the Consent Decree was entered, Arco and Lyondell brought the referenced suit against approximately 18 parties seeking contribution for the costs of response for removal and/or remedial action at the Turtle Bayou Site. The co-defendants include, among others, Exxon-Mobil, El Paso Tennessee Pipeline Company, Du Pont, Ethyl Corporation, and Lubrizol. Later, El Paso added approximately nine additional defendants.

Plaintiffs allege that French Ltd., a vacuum truck company that the Company owned from 1978 to 1984, or its former parent, French Limited of Houston, Inc., had, during the time period of 1969 to 1976, transported hazardous substances to the Turtle Bayou Site.

In 1982, as a result of the contentions made by the Environmental Protection Agency (“EPA”), the Company informed George Whitten, the one who had sold French, Ltd. to the Company, that his failure to reveal French, Ltd.’s activities with respect to the illegal depositing of hazardous substances was a breach of the representations and warranties of the agreement by which the Company acquired French, Ltd. In November 1984, the Company sold French back to Whitten.

The Plaintiffs alleged that French, Ltd. and, therefore, the Company, should be held liable for French Limited and/or French Limited of Houston, Inc.’s allegedly wrongful deposits of some of the material that was deposited at the Site. Plaintiffs also allege that the Company should be held liable for some alleged disposal of hazardous waste by another former Company subsidiary, Allstate.

In addition to the claims originally put forward by the Plaintiffs, nine of the Defendants have filed cross-claims against the Company in which they contended they do not believe they should be held liable on Plaintiffs’ claims against them, but that if they are held liable then they seek contribution from the Company and other defendants. In addition, the four of those same nine defendants which are related to the El Paso Corporation (the “El Paso Defendants”) seek contribution against the Company and others on a related claim by the United States Government on another location within the Turtle Bayou Site at which hazardous wastes were disposed. All defendants except the El Paso Defendants have agreed orally to dismiss their cross-claims against the Company subject to revival if the Plaintiffs appeal the summary judgments granted by the District Court. Management believes that the El Paso defendants and the Company are close to an agreement with respect to a motion to dismiss similar to the one proposed with the other defendants; if the Company is not successful in reaching such an agreement, then the Company plans to file a motion for summary judgment requesting that the District Court apply its previously granted summary judgments against the El Paso Defendants.

The Company believes that the claims against it in this matter are without merit, as is supported by the rulings of the District Court.

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery for $40 million in property damages from an explosion and fire originating at a valve which the Company’s personnel were attempting to seal in order to prevent a leak. Liability is being

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contested and other parties appear to have primary responsibility for the fire and explosion. The Company is insured against this loss with both primary and excess liability insurance, subject to any applicable deductible.

In June 2004, Ultramar Diamond Shamrock Corporation made demand on Team Industrial Services, Inc. for indemnity from claims asserted against Ultramar Diamond Shamrock Corporation in Linda Alapisco, et al v. Ultramar Diamond Shamrock Corporation, et al, Cause No. L-030085, in the 156th District Court of Live Oak County, Texas. This suit seeks unspecified damages for the 250 individuals identified in the petition for injuries resulting from alleged exposure to toxic chemicals released as a result of the explosion and fire at the Diamond Shamrock facility. This demand has been turned over to American Safety for a response. As of the date of this report, American Safety has not responded to the claim.

The Company’s umbrella policy has limits of coverage of $25,000,000 and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted. However, coverage from the $1 million primary policy is disputed and a defense is being provided by the carrier subject to a reservation of rights.

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

Lease Commitments

The Company’s operating leases relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Rental payments on operating leases charged against earnings were $3,428,000, $3,294,000 and $2,848,000 in 2004, 2003 and 2002, respectively. Minimum rental commitments for future periods are as follows:

Year ending May 31,	Operating Leases
2005	$3,114,000
2006	2,029,000
2007	1,006,000
2008	416,000
2009	62,000

Total minimum payments	$6,627,000

11. COMMON STOCK

During fiscal 2004, 2003, and 2002, the Company reacquired 50,000, 309,788, and 200,100 shares, respectively, pursuant to an approved, open market repurchase plan at an average price of $7.89, $6.73, and $5.93 per share, in 2004, 2003, and 2002, respectively. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock. Additionally, in June 2001, the Company completed the reacquisition of 235,647 shares of its common stock for $812,000, including expenses, pursuant to a self-tender offer announced in April 2001. These shares were retired and, accordingly, the cost was charged to Common Stock (at par value of $.30 per share) and to Additional Paid-in Capital.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity of shares outstanding for the years ended May 31, 2004, 2003 and 2002:

	Common Stock Issued	Treasury Stock	Shares Outstanding
No. of Shares, May 31, 2001	8,342,654	(459,420)	7,883,234
Shares issued for director fees	15,150	—	15,150
Exercise of stock options	208,975	—	208,975
Shares repurchased	—	(434,747)	(434,747)
Shares retired	(235,647)	235,647	—

No. of shares, May 31, 2002	8,331,132	(658,520)	7,672,612
Shares issued for director fees	6,630	—	6,630
Exercise of stock options	249,750	—	249,750
Shares repurchased	—	(309,788)	(309,788)

No. of shares, May 31, 2003	8,587,512	(968,308)	7,619,204
Shares issued for director fees	7,500	—	7,500
Shares issued for business acquisition	288,413	—	288,413
Exercise of stock options	186,825	—	186,825
Shares repurchased	—	(50,000)	(50,000)

No. of shares, May 31, 2004	9,070,250	(1,018,308)	8,051,942

As of May 31, 2004, the Company is authorized by its Board of Directors and lender to expend up to an additional $1.7 million on open market repurchases of common stock.

12. INDUSTRY SEGMENT INFORMATION

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that the Company disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Pursuant to SFAS No. 131, the Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and mechanical inspection. The equipment sales and rental segment consists of the Climax business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest and taxes. Inter-segment sales are eliminated in the operating measure used by the Company to evaluate segment performance, and this has been eliminated in the following schedule. Interest is not allocated to the segments.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about business segments for the fiscal years ended May 31, 2004, 2003 and 2002 is set forth below:

Fiscal Year ended May 31, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$94,546,000	$13,123,000	$—	$107,669,000

Earnings before interest and Taxes	13,953,000	1,220,000	(5,432,000)	9,741,000
Interest	—	—	519,000	519,000

Earnings before income taxes	$13,953,000	1,220,000	(5,951,000)	$9,222,000

Depreciation and amortization	$1,774,000	623,000	495,000	$2,892,000

Captial expenditures	$2,917,000	408,000	5,000	$3,330,000

Identifiable assets	$56,131,000	13,056,000	5,209,000	$74,396,000

Fiscal Year ended May 31, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$81,122,000	$10,754,000	$—	$91,876,000

Earnings before interest and taxes	12,012,000	603,000	(4,871,000)	7,744,000
Interest	—	—	601,000	601,000

Earnings before income taxes	$12,012,000	603,000	(5,472,000)	$7,143,000

Depreciation and amortization	$1,539,000	605,000	411,000	$2,555,000

Captial expenditures	$1,619,000	303,000	115,000	$2,037,000

Identifiable assets	$36,560,000	11,386,000	4,278,000	$52,224,000

Fiscal Year ended May 31, 2002

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$74,513,000	$10,568,000	$—	$85,081,000

Earnings before interest and taxes	11,470,000	547,000	(4,779,000)	7,238,000
Interest	—	—	892,000	892,000

Earnings before income taxes	$11,470,000	$547,000	$(5,671,000)	$6,346,000

Depreciation and amortization	$1,644,000	$684,000	$365,000	$2,693,000

Capital expenditures	$1,829,000	$120,000	$94,000	$2,043,000

Identifiable assets	$35,430,000	$12,247,000	$3,512,000	$51,189,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. ACQUISITIONS

On April 15, 2004, the Company completed the acquisition of all of the outstanding capital stock of Thermal Solutions, Inc., a Colorado corporation (“TSI”). Pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated and effective as of April 1, 2004 among Team, Team Industrial Services, Inc., a Texas corporation and an indirect wholly-owned subsidiary of Team (“Team Industrial”), TSI, the TSI shareholders and Michael J. Urban as the shareholder representative, TSI became a wholly-owned subsidiary of Team Industrial.

Team paid consideration of approximately $9 million in cash, which included $1.3 million for the repayment of TSI’s debt and a $1.7 million adjustment for working capital acquired in excess of the minimum amount specified in the Stock Purchase Agreement, and issued 288,413 shares of its common stock, $0.30 par value per share (the “Team Stock”), pursuant to the Stock Purchase Agreement. Of such amounts, $500,000 in cash and 189,019 shares of Team Stock were deposited into an escrow fund (the “Escrow Fund”) that may be used by Team to satisfy working capital and accounts receivable adjustments and its indemnification rights under the Stock Purchase Agreement. (Amounts remaining in the Escrow Fund and not subject to pending claims are to be distributed to the former TSI shareholders over a three year period ending in April 2007.) The Escrow Fund was established pursuant to the terms of an Escrow Agreement (the “Escrow Agreement”) dated April 15, 2004 by and among Team, Team Industrial, TSI, the TSI shareholders, the shareholder representative and Compass Bank. The amount of the consideration contemplated by the Stock Purchase Agreement was determined through arm’s-length negotiations among the parties.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisitions reflect the purchase price, including transaction costs. As the acquisition of TSI was effective April 1, 2004, the consolidated results of operations for the Company for the year ended May 31, 2004, include the results for TSI for the period April 1, 2004 to May 31, 2004. The purchase price of TSI was allocated to the assets and liabilities of TSI based on its estimated fair value. The goodwill associated with the acquisition totaled approximately $5.0 million. Information regarding the allocation of the purchase price is set forth below:

Cash and borrowings	$7,796,000
Common stock issued	4,120,000
Transaction costs	475,000

12,391,000
Fair value of net assets acquired	6,581,000

Excess purchase price to be allocated to:
Goodwill	4,560,000
Covenant not to compete	$1,250,000

The covenant not to compete is a general agreement made with the principals of Thermal not to compete with Team for a period of five years. The valuation of the covenant was determined by an independent third party. The covenant is being amortized on a straight line basis over the five year term of the agreement.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

	Pro forma data (unaudited)
	Twelve months ended May 31,
	2004	2003
Net sales	$121,104,000	$108,123,000
Net income	$5,997,000	$4,681,000
Earnings per share
Basic	$0.78	$0.59
Diluted	$0.71	$0.54

14. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The Company’s consolidated results of operations by quarter for the fiscal years ended May 31, 2004, and 2003 are shown below.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,918,000	$25,807,000	$25,137,000	$31,807,000

Gross margin	$10,112,000	$10,219,000	$9,951,000	$12,402,000

Earnings before interest and taxes	$2,363,000	$2,590,000	$1,711,000	$3,077,000

Net income	$1,362,000	$1,552,000	$980,000	$1,882,000

Net income per share:
Basic	$0.18	$0.20	$0.13	$0.24

Diluted	$0.17	$0.19	$0.12	$0.22

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,008,000	$23,160,000	$21,777,000	$24,931,000

Gross margin	$9,031,000	$9,607,000	$8,451,000	$10,103,000

Earnings before interest and taxes	$2,017,000	$2,367,000	$1,018,000	$2,342,000

Net income	$1,148,000	$1,364,000	$538,000	$1,352,000

Net income per share:
Basic	$0.15	$0.18	$0.07	$0.18

Diluted	$0.14	$0.16	$0.06	$0.17

15. Subsequent Events

On August 11, 2004 the Company announced that it had executed an Asset Purchase Agreement to purchase substantially all of the assets of International Industrial Services, Inc., a Delaware corporation (“IISI”), and Cooperheat-MQS, Inc., a Delaware corporation (“Cooperheat”), including the capital stock of certain subsidiaries of IISI and Cooperheat (together, “Cooperheat”).

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cooperheat is operating as debtor-in-possession in a Chapter 11 case pending in the United States Bankruptcy Court for the Southern District of Texas, Houston, Texas (the “Bankruptcy Court”) (Case Nos. 03-48272-H2-11 and 03-48273-H2-11). On August 6, 2004, the Bankruptcy Court entered an order approving the sale of the assets by Cooperheat to the Company pursuant to the Asset Purchase Agreement.

On August 11, 2004, substantially all of the assets of Cooperheat were sold to the Company pursuant to the Asset Purchase Agreement for cash consideration of $35 million, subject to a working capital adjustment, the assumption of certain liabilities including the assumption of $1.7 million in letters of credit and the issuance of warrants to purchase 100,000 shares of the common stock, $.30 par value per share, of Team. The warrants are exercisable at $65 cash per share and expire on August 11, 2007, unless sooner exercised.

The assets purchased from Cooperheat are associated with a non-destructive testing (NDT) inspection and field heat treating services business. The Company intends to integrate the purchased assets and associated business activity with its other industrial service activities.

The transactions contemplated by the Asset Purchase Agreement, as well as a restructuring of the Company’s current indebtedness to Bank of America, N.A. (“Bank of America”), were financed with funds provided under a Credit Agreement dated as of August 11, 2004 (the “Credit Agreement”) by and among the Company, the other lenders party thereto and Bank of America, as Administrative Agent, Swing Line lender and L/C issuer. The Credit Agreement permits borrowing of amounts up to an aggregate $75 million, and includes a letter of credit facility, a revolving credit facility and a term loan. Extensions of credit under the Credit Agreement have a maturity date five years from the date of inception, and the Company may elect an interest rate for each advance under the Credit Agreement at either (i) LIBOR plus a maximum margin of 2.25%, which may be reduced upon the satisfaction of certain financial conditions, or (ii) the higher of Bank of America’s prime rate or the federal funds rate plus 0.50%. The payment and performance of the Company’s obligations under the Credit Agreement are secured by substantially all of the assets and properties of the Company and its subsidiaries.

Cooperheat is a leading provider of non-destructive testing (NDT) inspection and field heat treating services throughout the U.S. and Canada, and its projected calendar year 2004 revenues are estimated to be approximately $80 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements concerning accounting and financial disclosures with the Company’s independent accountants within the past two years.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

The information contained in Items 10, 11, 12, 13 and 14 of Part III has been omitted from this Report on Form 10-K since the Company will file, not later than 120 days following the close of its fiscal year ended May 31, 2004, its definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Comparison of Total Shareholders’ Return.”

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

3. Exhibits

Exhibit Number
3.1*	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

3.2*	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1*	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1*#	Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

10.2*	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.3#	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004.

10.4*#	First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 1996).

10.5*#	First Amendment to Employment Agreement by and between Philip J. Hawk and Team, Inc. effective October 1, 2001 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.6*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.7*#	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.8*#	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.9*#	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.10*#	Stock Purchase Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.11*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.12*	Stock Purchase Agreement by and between Team, Inc. and Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company’s Current Report on Form 8-K filed June 8, 1998).

Exhibit Number
10.13#	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004.

10.14*#	Exchange Agreement by and among E. Patrick Manuel, B. Dal Miller and Team, Inc. dated July 5, 2001 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.15*	Credit Agreement dated August 28, 1998 among Team, NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed September 9, 1998).

10.16*	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.17*	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.18*	Amendment No. 9 dated as of April 15, 2004 among Registrant, Bank of America, N.A., successor by merger to NationsBank, N.A., and the financial institutions named therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.19*	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.20*	Credit Agreement dated August 11, 2004 among Team, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2004).

10.21#	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004.

10.22#	Consulting Agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004.

14.1*	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the respective filing identified above.
#	Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(b) Reports on Form 8-K.

The Company filed three (3) reports on form 8-K during the fourth quarter. One covering a press release announcing its earnings for the quarter ended February 28, 2004, dated March 17, 2004, and two covering the purchase of Thermal Solutions, Inc., dated April 2, 2004 and April 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 25, 2004.

Team, Inc.

By:	/s/ PHILIP J. HAWK
Philip J. Hawk Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	August 25, 2004

/s/ GEORGE W. HARRISON (George W. Harrison)	Director	August 25, 2004

/s/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 25, 2004

/s/ E. THEODORE LABORDE (E. Theodore Laborde)	Director	August 25, 2004

/s/ E. PATRICK MANUEL (E. Patrick Manuel)	Director	August 25, 2004

/s/ LOUIS A. WATERS (Louis A. Waters)	Director	August 25, 2004

/s/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 25, 2004

/s/ TED W. OWEN (Ted W. Owen)	Senior Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 25, 2004

EXHIBIT INDEX

Exhibit Number
3.1*	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

3.2*	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1*	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1*#	Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

10.2*	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.3#	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004.

10.4*#	First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 1996).

10.5*#	First Amendment to Employment Agreement by and between Philip J. Hawk and Team, Inc. effective October 1, 2001 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.6*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.7*#	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.8*#	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.9*#	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.10*#	Stock Purchase Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.11*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.12*	Stock Purchase Agreement by and between Team, Inc. and Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company’s Current Report on Form 8-K filed June 8, 1998).

Exhibit Number
10.13#	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004.

10.14*#	Exchange Agreement by and among E. Patrick Manuel, B. Dal Miller and Team, Inc. dated July 5, 2001 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.15*	Credit Agreement dated August 28, 1998 among Team, NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed September 9, 1998).

10.16*	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.17*	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.18*	Amendment No. 9 dated as of April 15, 2004 among Registrant, Bank of America, N.A., successor by merger to NationsBank, N.A., and the financial institutions named therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.19*	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.20*	Credit Agreement dated August 11, 2004 among Team, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2004).

10.21#	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004.

10.22#	Consulting Agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004.

14.1*	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm– KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the respective filing identified above.
#	Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.