Form 10-Q
period 2004-08-31
TEAM INC
filed 2004-10-15
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

On October 12, 2004, there were 8,152,775 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,508,000	$2,019,000
Accounts receivable, net of allowance for doubtful accounts of $553,000 and $506,000	34,889,000	27,881,000
Inventories	11,738,000	9,928,000
Prepaid expenses and other current assets	4,645,000	1,439,000

Total Current Assets	56,780,000	41,267,000

Property, plant and equipment, net of accumulated depreciation of $20,502,000 and $19,477,000	28,215,000	15,885,000

Intangible assets, net of accumulated amortization of $104,000 and $42,000	1,146,000	1,208,000
Goodwill, net of accumulated amortization of $922,000	27,395,000	15,063,000

Other assets	2,465,000	973,000

Total Assets	$116,001,000	$74,396,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,000,000	$1,482,000
Accounts payable	4,019,000	4,501,000
Accrued liabilities	10,566,000	7,021,000
Income taxes payable	272,000	551,000

Total Current Liabilities	17,857,000	13,555,000

Long-term debt	53,556,000	17,095,000
Other long-term liabilities	1,172,000	1,213,000

Total Liabilities	72,585,000	31,863,000

Minority interest	269,000	234,000
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,118,833 and 9,070,250 shares issued at August 31, 2004 and May 31, 2004, respectively	2,730,000	2,715,000
Additional paid-in capital	39,656,000	39,060,000
Retained earnings	5,777,000	5,508,000
Accumulated other comprehensive income	16,000	48,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	43,147,000	42,299,000

Total Liabilities and Stockholders’ Equity	$116,001,000	$74,396,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,
	2004	2003
Revenues	$33,157,000	$24,918,000
Operating expenses	21,823,000	14,806,000

Gross Margin	11,334,000	10,112,000
Selling, general and administrative expenses	10,423,000	7,718,000
Non-cash G&A compensation cost	223,000	31,000

Earnings before interest and income taxes	688,000	2,363,000
Interest	254,000	145,000

Earnings before income taxes	434,000	2,218,000
Provision for income taxes	165,000	856,000

Net income	$269,000	$1,362,000

Net income per common share:
Basic	$0.03	$0.18

Diluted	$0.03	$0.17

Weighted average number of shares outstanding:
Basic	8,065,000	7,610,000

Diluted	8,905,000	8,250,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$269,000	$1,362,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,202,000	657,000
Allowance for doubtful accounts	56,000	47,000
Equity in earnings of unconsolidated subsidiary and other	(39,000)	(66,000)
Non-cash G&A compensation cost	223,000	31,000
Change in assets and liabilities
(Increase) decrease:
Accounts receivable	3,232,000	(2,425,000)
Inventories	(24,000)	272,000
Prepaid expenses and other current assets	(526,000)	(535,000)
Income tax receivable	1,506,000	—
Increase (decrease):
Accounts payable	(2,139,000)	829,000
Accrued liabilities	(1,040,000)	(987,000)
Income taxes payable	(619,000)	808,000

Net cash provided by (used in) operating activities	2,101,000	(7,000)

Cash Flows From Investing Activities:
Capital expenditures	(1,356,000)	(1,315,000)
Additions to rental and demo machines	(200,000)	(22,000)
Proceeds from sale of assets	—	1,000
Business Acquisitions, net of cash acquired	(33,706,000)	—
Other	38,000	70,000

Net cash used in investing activities	(35,224,000)	(1,266,000)

Cash Flows From Financing Activities:
Borrowings under debt agreements and other long-term liabilities	37,926,000	1,549,000
Loan financing fees	(1,562,000)
Repurchase of common stock	—	(395,000)
Issuance of common stock	248,000	53,000

Net cash provided by financing activities	36,612,000	1,207,000

Net increase (decrease) in cash and cash equivalents	3,489,000	(66,000)
Cash and cash equivalents at beginning of period	2,019,000	854,000

Cash and cash equivalents at end of period	$5,508,000	$788,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$259,000	$153,000

Income taxes paid	$307,000	$25,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. Method of Presentation

General

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2004 is derived from the May 31, 2004 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.’s (“the Company”) annual report on Form 10-K for the fiscal year ended May 31, 2004.

New Accounting Standards

The Company has reviewed the latest accounting standards and does not believe any new standard will have a material impact on the Company’s financial position or operating results.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for August 31, 2004 and 2003, respectively: risk-free interest rate of 2.7% and 1.9%; volatility factor of the expected market price of the Company’s common stock of 21.9% and 32.4%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

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

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Three Months Ended August 31,
	2004	2003
Net income - as reported	$269,000	$1,362,000
Stock based employee compensation expense included in reported net income	223,000	31,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(69,000)	(44,000)

Pro forma net income	$423,000	$1,349,000

Earinings per share - basic	$0.03	$0.18

Pro forma earnings per share — basic	$0.05	$0.18

Earinings per share - diluted	$0.03	$0.17

Pro forma earnings per share — diluted	$0.05	$0.16

2. Dividends and Stock Repurchases

No dividends were paid during the three months ended August 31, 2004. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

In the three months ended August 31, 2003, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

As of August 31, 2004, the Company is authorized by it Board of Directors and lender to expend up to an additional $1.4 million on open market repurchases.

3. Earnings Per Share

In 1998 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period. For the three-months ended August 31, 2004 and 2003, respectively, there were 177,000 and 225,500 shares of Common Stock outstanding that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Common Stock.

4. Inventories

Inventories consist of:

	August 31, 2004	May 31, 2004
Raw materials	$1,931,000	$1,082,000
Finished goods and work in progress	9,807,000	8,846,000

Total	$11,738,000	$9,928,000

5. Long-term debt

Long-term debt consists of:

	August 31, 2004	May 31, 2004
Revolving loan	$31,556,000	$14,000,000
Term and mortgage notes	25,000,000	4,577,000

	56,556,000	18,577,000
Less current portion	3,000,000	1,482,000

Total	$53,556,000	$17,095,000

See also Note 8 for a discussion of the Company’s new credit facility.

6. Industry Segment Information

The Company has two reportable segments: industrial services and equipment sales and rentals. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and NDT-NDE inspection. The equipment sales and rental segment is comprised solely of the operations of a wholly owned subsidiary, Climax Portable Machine Tools, Inc.

The Company evaluates performance based on earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedules. Interest is not allocated down to the segments.

Three months ended August 31, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$29,790,000	$3,367,000	$—	$33,157,000

Earnings before interest & taxes	1,925,000	156,000	(1,393,000)	688,000
Interest	—	—	254,000	254,000

Earnings before income taxes	1,925,000	156,000	(1,647,000)	434,000

Depreciation and amortization	935,000	168,000	99,000	1,202,000

Capital expenditures	1,215,000	47,000	94,000	1,356,000

Identifiable assets	$97,550,000	$13,008,000	$5,443,000	$116,001,000

Three months ended August 31, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$22,315,000	$2,603,000	$—	$24,918,000

Earnings before interest & taxes	3,650,000	(95,000)	(1,192,000)	2,363,000
Interest	—	—	145,000	145,000

Earnings before income taxes	3,650,000	(95,000)	(1,337,000)	2,218,000

Depreciation and amortization	394,000	165,000	98,000	657,000

Capital expenditures	1,270,000	45,000	—	1,315,000

Identifiable assets	$39,010,000	$11,331,000	$5,174,000	$55,515,000

7. Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended August 31,
	2004	2003
Net income	$269,000	$1,362,000
Other comprehensive gain (loss):
Unrealized loss on derivative instruments net of $8,000 tax benefit	—	(13,000)
Foreign currency translation adjustment	(32,000)	15,000

Comprehensive income	$237,000	$1,364,000

8. Acquisitions

On August 11, 2004, the Company completed a previously announced acquisition of substantially all of the assets of International Industrial Services, Inc., a Delaware corporation (“IISI”), and Cooperheat-MQS, Inc., a Delaware corporation (“Cooperheat”), including the capital stock of certain subsidiaries of IISI and Cooperheat (together, “Cooperheat”).

Cooperheat was operating as debtor-in-possession in a Chapter 11 case pending in the United States Bankruptcy Court for the Southern District of Texas, Houston, Texas (the “Bankruptcy Court”) (Case Nos. 03-48272-H2-11 and 03-48273-H2-11). On August 6, 2004, the Bankruptcy Court entered an order approving the sale of the assets by Cooperheat to the Company pursuant to an Asset Purchase Agreement.

The transaction involved a cash consideration of $35 million, subject to a working capital adjustment, the assumption of certain liabilities including the assumption of $1.7 million in letters of credit and the issuance of warrants to purchase 100,000 shares of the common stock, $.30 par value per share, of Team. The warrants are exercisable at $65 cash per share and expire on August 11, 2007, unless sooner exercised.

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisition reflect the purchase price, including transaction costs. As the acquisition of Cooperheat was effective August 11, 2004, the consolidated results of operations for the Company for the quarter ended August 31, 2004, include the results for Cooperheat for the period August 11, 2004 to August 31, 2004. The purchase price of Cooperheat was allocated to the assets and liabilities of Cooperheat based on its estimated fair value. The goodwill associated with the acquisition is approximately $12.3 million, and is subject to adjustment as an appraisal of assets acquired is completed. Information regarding the preliminary allocation of the purchase price is set forth below:

Cash and borrowings	$34,580,000
Transaction costs	193,000

34,773,000
Fair value of net assets acquired	22,478,000

Excess purchase price to be allocated to Goodwill	$12,295,000

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

Pro forma data (unaudited)
Three months ended August 31,
2004
Net sales	$44,766,000
Net income	$(1,859,000)
Earnings per share
Basic	$(0.23)
Diluted	$(0.21)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 31, 2004 Compared To Three Months Ended August 31, 2003

Revenues for the quarter ended August 31, 2004 were $33.2 million compared to $24.9 million for the corresponding period of the preceding year. Operating margins (shown as “gross margin” in the Consolidated Condensed Statements of Operations) were 34.2% of revenues in the first quarter of fiscal 2005, a significant decrease from 40.6% in the same quarter last year. Net income declined to $269 thousand ($.03 per diluted share) as compared to $1.4 million ($.17 per diluted share) in last year’s quarter.

Industrial Services Segment— The margin and earnings decline experienced in the first quarter of fiscal 2005 is a direct result of two interrelated events: 1) the general deferral of refinery turnaround activities due to the very high refining industry operating margins and 2) the operating results from two recent acquisitions (Thermal Solutions, which was acquired as of April 1, 2004 and the Cooperheat-MQS business, which was acquired August 11, 2004) which are both heavily dependent upon plant turnaround activity.

The following table sets forth the impact of the two recently completed acquisitions on the industrial services segment in the current quarter ( 000’s omitted):

		Q1 FY 2005
	Previously Existing Services	Recent Acquisitions	Total Industrial Services	Q1 FY 2004	Total Change
Revenues	$22,501	$7,289	$29,790	$22,315	$7,475
Gross Margin	8,214	1,777	9,991	9,066	925

Operating Profit	$2,511	$(586)	$1,925	$3,650	$(1,725)

The composite organic revenue growth of only $200 thousand in the quarter reflects the very depressed market for turnaround activity during the quarter. Team’s traditional services (leak repair, hot tapping, and fugitive monitoring), which are not dependent on the level of turnaround demand, actually grew about $1.9 million or 13% versus the prior year quarter. This is strong organic growth consistent with our long term plan. However, Team’s newer turnaround services (field machining, bolting, and field valve repair) declined approximately $1.7 million or 50% versus the prior year quarter. We believe this decline is not lost work, but rather work that will be deferred with future periods. The very high refining profit margins caused all refiners to push out turnaround work into later quarters. We expect an increasing level of turnaround activity for the remainder of the year – catching up most of the 1st quarter deferrals during this fiscal year.

We are confident that we have not suffered a decline in our market position within our mechanical service lines, but rather have weathered a very low turnaround environment that is already beginning to improve.

The operating profit, for the industrial services segment was $1.9 million for the quarter. This is approximately half of last year’s results. Reduced turnaround activities in the Caribbean versus the prior year represented about $1.2 million of this decline. Additionally, the two acquired businesses had operating losses totaling about $0.6 million in the current quarter, again reflecting the very low level of turnaround activity. All other profit growth and declines offset one another. The domestic mechanical services units increased their profits by about $0.5 million.

Equipment Sales and Rental Segment— Climax had a good start to this fiscal year. Revenues for the quarter were $3.4 million, up about 30% from a weak prior year first quarter. This growth came primarily from increased equipment sales in both the US and Europe. From an earnings standpoint, Climax reported an operating profit of $156,000 versus a prior year loss of $95,000.

The outlook for the remainder of this fiscal year continues to be attractive. Climax has booked a number of special machine orders for both the power and military marine segments that should lead to attractive sales and profit growth for the year.

Corporate— Total corporate costs were $1,393 thousand in the August 2004 quarter, versus $1,192 thousand in the same quarter last year. The increase of $201 thousand is due primarily to a non cash charge associated with the vesting of performance based stock options covering 67 thousand shares that were granted in 1998 to the Company’s Chief Executive Officer. Interest expense increased by $109 thousand in the current quarter due to the additions to debt associated with the two recent acquisitions.

Liquidity and Capital Resources

At August 31, 2004, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $22.5 million, which is up $6.2 million from May 31, 2004. During the August 2004 quarter, we increased our total outstanding debt by $38.0 million, primarily resulting from the cash borrowed for the acquisition of the business assets of Cooperheat. The Company generally utilizes excess operating funds to reduce the amount outstanding under the revolving credit facility at its discretion.

In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

In connection with the Cooperheat acquisition, The Company replaced its previous credit facility with a new $75 million facility that consists of a $50 million revolving loan and a $25 million term facility, which matures in August 2009. Approximately $55 million was borrowed on August 11, 2004 to finance the Cooperheat acquisition and to refinance amounts outstanding on the previous facilities. The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization begins in November 2004. Interest on the facility is at LIBOR plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At August 31, 2004, the Company was in compliance with all credit facility covenants.

At August 31, 2004, the Company was contingently liable for $4.2 million in outstanding stand-by letters of credit and, at that date, approximately $14.2 million was available to borrow under the credit facility.

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

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company completed the required annual impairment test for fiscal 2004 and determined that there was no impairment of goodwill as of May 31, 2004. The Company does not believe that any triggering events have occurred during the three months ended August 31, 2004 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

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

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of August 31, 2004 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded.

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

Additionally, Through May 31, 2004, a cumulative $395 thousand loss provision has been made with respect to a sales tax matter involving Climax Portable Machine Tools, Inc., a wholly-owned subsidiary, representing management’s estimate of the probable loss that Climax will incur with respect to the matter. However, the ultimate outcome is subject to a great deal of variables and cannot be determined with a certainty. Management believes this issue will be fully resolved over the course of the current fiscal year and that the ultimate outcome, even if different that the amount provided, will not have a significant impact on the future operating results of Climax.

In management’s opinion, an adequate accrual has been made as of August 31, 2004 and May 31, 2004 to provide for any losses that may arise from those contingencies.

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

New Accounting Standards

The Company has reviewed the latest accounting standards and does not believe any new standard will have a material impact on the Company’s financial position or operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. The exposure of these obligations to increase in short-term interest rates is limited by interest rate swap agreements entered into by the Company. There were no material quantitative or qualitative changes during the first three months of fiscal 2005 in the Company’s market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of August 31, 2004, and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2001, the Company and 18 other defendants were sued in a lawsuit styled Lyondell Chemical Company and Atlantic Richfield Company v. Ethyl Corporation et al in the United States District Court for the Eastern District of Texas, Beaumont Division. The lawsuit seeks contribution for the costs of response for removal and/or remedial action associated with the illegal disposal of hazardous substances during the period 1969-1976. In April and May of 2004, the District Court granted motions for summary judgment filed by the Company and dismissed the Plaintiffs’ claims with prejudice with respect to claims against Team allegedly arising out of its ownership of the stock of French Limited and of Allstate Vacuum and Tanks, Inc., both former subsidiaries of the Company.

In addition to the claims originally put forward by the Plaintiffs, nine of the Defendants filed cross-claims against the Company in which they contended they should not be held liable on Plaintiffs’ claims against them, but that if they were held liable then they seek contribution from the Company and other defendants. In addition, four of those same nine defendants which are related to the El Paso Corporation (the “El Paso Defendants”) sought contribution against the Company and others on a related claim by the United States Government on another location at which hazardous wastes were disposed.

On August 30, 2004, an agreed order was issued dismissing all cross-claims against Team without prejudice.

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

The Company filed (6) report on Form 8-K during the quarter ended August 31, 2004. Two covering the purchase of Thermal Solutions, Inc., dated June 29, 2004 and July 15, 2004, one covering a press release announcing its earnings for the quarter and year ended May 31, 2004, dated July 15, 2004, and three covering the acquisition of the business assets of Cooperheat-MQS, Inc., dated July 20, July 21, and August 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: October 15, 2004

/s/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer and Director

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President –
Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)