Form 10-Q
period 2004-11-30
TEAM INC
filed 2005-01-14
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

On January 10, 2005, there were 8,170,574 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,370,000	$2,019,000
Accounts receivable, net of allowance for doubtful accounts of $771,000 and $506,000	44,935,000	27,881,000
Inventories	12,399,000	9,928,000
Prepaid expenses and other current assets	4,361,000	1,439,000

Total Current Assets	66,065,000	41,267,000

Property, plant and equipment, net of accumulated depreciation of $22,008,000 and $19,477,000	27,270,000	15,885,000

Intangible assets, net of accumulated amortization of $167,000 and $42,000	1,083,000	1,208,000

Goodwill	28,471,000	15,063,000

Other assets	2,806,000	973,000

Total Assets	$125,695,000	$74,396,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,250,000	$1,482,000
Accounts payable	5,900,000	4,501,000
Accrued liabilities	11,496,000	7,021,000
Income taxes payable	—	551,000

Total Current Liabilities	20,646,000	13,555,000

Long-term debt	57,956,000	17,095,000
Deferred income taxes	1,074,000	1,074,000
Other long-term liabilities	84,000	139,000

Total Liabilities	79,760,000	31,863,000

Minority interest	303,000	234,000
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,180,882 and 9,049,299 shares issued at November 30, 2004 and May 31, 2004, respectively	2,754,000	2,715,000
Additional paid-in capital	40,056,000	39,060,000
Retained earnings	7,224,000	5,508,000
Accumulated other comprehensive income	630,000	48,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	45,632,000	42,299,000

Total Liabilities and Stockholders’ Equity	$125,695,000	$74,396,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues	$51,835,000	$25,807,000	$84,992,000	$50,725,000
Operating expenses	34,037,000	15,588,000	55,860,000	30,394,000

Gross Margin	17,798,000	10,219,000	29,132,000	20,331,000
Selling, general and administrative expenses	14,655,000	7,598,000	25,078,000	15,316,000
Non-cash G&A compensation cost	5,000	31,000	228,000	62,000

Earnings before interest and taxes	3,138,000	2,590,000	3,826,000	4,953,000
Interest expense, net	804,000	134,000	1,058,000	279,000

Earnings before income taxes	2,334,000	2,456,000	2,768,000	4,674,000
Provision for income taxes	887,000	904,000	1,052,000	1,760,000

Net income	$1,447,000	$1,552,000	$1,716,000	$2,914,000

Net income per common share:
Basic	$0.18	$0.20	$0.21	$0.38

Diluted	$0.16	$0.19	$0.19	$0.35

Weighted average number of shares outstanding:
Basic	8,142,000	7,599,000	8,104,000	7,605,000

Diluted	9,016,000	8,285,000	8,933,000	8,267,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$1,716,000	$2,914,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,097,000	1,304,000
Allowance for doubtful accounts	277,000	142,000
Equity in earnings of unconsolidated subsidiary and other	(141,000)	(69,000)
Non-cash G&A compensation cost	228,000	62,000

Change in assets and liabilities
(Increase) decrease:
Accounts receivable	(6,838,000)	(3,894,000)
Inventories	(1,078,000)	(311,000)
Prepaid expenses and other current assets	(603,000)	(442,000)
Income tax receivable	1,440,000	—
Increase (decrease):
Accounts payable	(258,000)	1,459,000
Accrued liabilities	(546,000)	(559,000)
Income taxes payable	(874,000)	546,000

Net cash provided by operating activities	(3,580,000)	1,152,000

Cash Flows From Investing Activities:
Capital expenditures	(2,066,000)	(2,169,000)
Net additions to rental and demo machines	(304,000)	(221,000)
Proceeds from sale of assets	69,000	14,000
Business acquisitions, net of cash acquired	(33,677,000)	—
Other	313,000	(19,000)

Net cash used in investing activities	(35,665,000)	(2,395,000)

Cash Flows From Financing Activities:
Borrowings (payments) under debt agreements and other long-term liabilities	42,562,000	1,817,000
Loan financing fees	(1,562,000)	—
Repurchase of common stock	—	(395,000)
Issuance of common stock in exercise of stock options	596,000	116,000

Net cash provided by (used in) financing activities	41,596,000	1,538,000

Net increase (decrease) in cash and cash equivalents	2,351,000	295,000
Cash and cash equivalents at beginning of year	2,019,000	854,000

Cash and cash equivalents at end of period	$4,370,000	$1,149,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$639,000	$305,000

Income taxes paid	$1,889,000	$1,200,000

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

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s interim financial information include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123(R) in the second quarter of fiscal 2006. Management does not anticipate that adoption of the standard will have a material impact on the Company’s operating results.

Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS Nos. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and six months ended November 30, 2004 and 2003:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Risk free interest rate	3.3%	1.9%	3.0%	1.9%
Volatility factor of the expected market price of the Company’s common stock	24.0%	32.4%	22.8%	32.4%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	3 Yrs	3 Yrs	3 Yrs	3 Yrs

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income - as reported	$1,447,000	$1,552,000	$1,716,000	$2,914,000
Stock based-employee compensation expense included in reported net income	5,000	31,000	228,000	62,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(96,000)	(45,000)	(165,000)	(89,000)

Pro forma net income	$1,356,000	$1,538,000	$1,779,000	$2,887,000

Earnings per share - Basic	$0.18	$0.20	$0.21	$0.38

Pro forma earnings per share—Basic	$0.17	$0.20	$0.22	$0.38

Earnings per share - diluted	$0.16	$0.19	$0.19	$0.35

Pro forma earnings per share—diluted	$0.15	$0.19	$0.20	$0.35

2. Acquisitions

On August 11, 2004, the Company completed the acquisition of substantially all of the assets of International Industrial Services, Inc., a Delaware corporation (“IISI”), and Cooperheat-MQS, Inc., a Delaware corporation (“Cooperheat”), including the capital stock of certain subsidiaries of IISI and Cooperheat (together, “Cooperheat”).

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisition reflect the purchase price, including transaction costs. As the acquisition of Cooperheat was effective August 11, 2004, the consolidated results of operations for the Company for the quarter and six months ended November 30, 2004, include the results for Cooperheat for the period August 11, 2004 to November 30, 2004. The purchase price of Cooperheat was allocated to the assets and liabilities of Cooperheat based on a preliminary estimate of fair value. The goodwill associated with the acquisition is approximately $13.2 million, and is subject to adjustment as an appraisal of assets acquired is completed. Information regarding the preliminary allocation of the purchase price is set forth below:

Cash and borrowings	$34,078,000
Transaction costs	497,000

34,575,000
Fair value of net assets acquired	21,374,000

Excess purchase price to be allocated to Goodwill	$13,201,000

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

	Pro forma data (unaudited)
	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net sales	$51,835,000	$51,842,000	$96,601,000	$98,759,000
Net income	$1,447,000	$741,000	$(2,101,000)	$318,000
Earnings per share
Basic	$0.18	$0.10	$(0.26)	$0.04
Diluted	$0.16	$0.09	$(0.24)	$0.04

3.	Dividends and Stock Repurchases

No dividends were paid during the six months ended November 30, 2004 or 2003. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

In the six months ended November 30, 2003, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

As of November 30, 2004, the Company is authorized by its Board of Directors and lender to expend up to an additional $2.0 million on open market repurchases.

4.	Earnings Per Share

In 1998 the Company adopted SFAS No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period. Options to purchase 96,500 and 101,500 shares of common stock were outstanding for the three-months and six-months ended November 30, 2004, respectively, and options to purchase 110,500 and 125,500 were outstanding for the three-months and six-months ended November 30, 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock.

5.	Inventories

Inventories consist of :

	November 30, 2004	May 31, 2004
Raw materials	$1,348,000	$1,082,000
Work in progress	739,000	467,000
Finished goods	10,312,000	8,379,000

Total	$12,399,000	$9,928,000

6.	Long-term debt

Long-term debt consists of:

	November 30, 2004	May 31, 2004
Revolving loan	$36,746,000	$14,000,000
Term and mortgage notes	24,460,000	4,577,000

	61,206,000	18,577,000
Less current portion	3,250,000	1,482,000

Total	$57,956,000	$17,095,000

See Note 2 for a discussion of the Company’s new credit facility.

7.	Industry Segment Information

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

Three months ended November 30, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$48,385,000	$3,450,000	$—	$51,835,000

Earnings before interest & taxes	4,770,000	219,000	(1,851,000)	3,138,000
Interest expense, net	—	—	804,000	804,000

Earnings before income taxes	4,770,000	219,000	(2,655,000)	2,334,000

Depreciation and amortization	1,428,000	170,000	297,000	1,895,000

Capital expenditures	512,000	183,000	16,000	711,000

Identifiable assets	$106,580,000	$13,594,000	$5,521,000	$125,695,000

Three months ended November 30, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$23,282,000	$2,525,000	$—	$25,807,000

Earnings before interest & taxes	4,021,000	(199,000)	(1,232,000)	2,590,000
Interest expense, net	—	—	134,000	134,000

Earnings before income taxes	4,021,000	(199,000)	(1,366,000)	2,456,000

Depreciation and amortization	410,000	145,000	92,000	647,000

Capital expenditures	737,000	112,000	5,000	854,000

Identifiable assets	$42,560,000	$12,201,000	$3,440,000	$58,201,000

Six months ended November 30, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$78,175,000	$6,817,000	$—	$84,992,000

Earnings before interest & taxes	6,695,000	375,000	(3,244,000)	3,826,000
Interest expense, net	—	—	1,058,000	1,058,000

Earnings before income taxes	6,695,000	375,000	(4,302,000)	2,768,000

Depreciation and amortization	2,363,000	338,000	396,000	3,097,000

Capital expenditures	1,726,000	230,000	110,000	2,066,000

Identifiable assets	$106,580,000	$13,594,000	$5,521,000	$125,695,000

Six months ended November 30, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$45,597,000	$5,128,000	$—	$50,725,000

Earnings before interest & taxes	7,671,000	(294,000)	(2,424,000)	4,953,000
Interest expense, net	—	—	279,000	279,000

Earnings before income taxes	7,671,000	(294,000)	(2,703,000)	4,674,000

Depreciation and amortization	804,000	310,000	190,000	1,304,000

Capital expenditures	2,007,000	157,000	5,000	2,169,000

Identifiable assets	$42,560,000	$12,201,000	$3,440,000	$58,201,000

8.	Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income	$1,447,000	$1,552,000	$1,716,000	$2,914,000
Other comprehensive gain (loss):
Unrealized gain on derivative instruments	—	22,000	—	43,000
Tax expense related to gain on derivative	—	(8,000)	—	(16,000)
Foreign currency translation adjustment	614,000	(15,000)	582,000	(26,000)

Comprehensive income	$2,061,000	$1,551,000	$2,298,000	$2,915,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended November 30, 2004 Compared To Three Months Ended November 30, 2003

Revenues for the quarter ended November 30, 2004 were $51.8 million compared to $25.8 million for the corresponding period of the preceding year. Operating margins (shown as “gross margin” in the Consolidated Condensed Statements of Operations) were 34.3% of revenues in the second quarter of fiscal 2005, a decrease from 39.6% in the same quarter last year, due to lower margins associated with our recent acquisitions. Net income was $1.4 million ($.16 per diluted share) as compared to $1.6 million ($.19 per diluted share) in last year’s quarter.

Industrial Services Segment—Total industrial services revenues were $48.4 million in the current year’s quarter, versus $23.3 million in the same quarter last year, with the increase being largely associated with recent acquisitions. Approximately 10% of industrial services revenues are from foreign operations, primarily in Canada and the Caribbean.

During the second quarter, we reorganized the operations of the industrial services segment into two related service organizations—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). TMS comprises Team’s previously existing mechanical services offerings (leak repair, hot tapping, field machining, technical bolting, field valve repair and fugitive emissions monitoring). TCM comprises our field heat treatment and NDT inspection services, consisting of the operations of Team’s two recent acquisitions—Thermal Solutions, Inc, acquired in April 2004 and the business of Cooperheat-MQS, Inc., acquired August 2004, as well as Team’s legacy NDT business—X Ray Inspection, Inc.

The following table sets forth the components of revenue and the impact of the recent acquisitions (000’s) for the industrial services segment for the quarter:

	Q2 FY 2005			Q2 FY 2004			Change
	TMS	TCM	Total	TMS	TCM (a)	Total	TMS	TCM	Total
Revenues	21,932	26,453	48,385	19,977	3,305	23,282	1,955	23,148	25,103

Gross Margin	8,812	7,604	16,416	8,006	1,175	9,181	806	6,429	7,235

Gross Margin %	40.2%	28.7%	33.9%	40.1%	35.6%	39.4%

Selling, general and administrative			11,646			5,160			6,486
%			24.1%			22.2%

Earnings before interest and income taxes			4,770			4,021			749

%			9.9%			17.3%

(a)	FY 2004 amount is Team’s legacy NDT business, X Ray Inspection.

As reflected above, revenues for the TMS component of the business segment increased $1.9 million quarter over quarter, or 10%. This was achieved in spite of reduced turnaround activity in the current quarter compared to last year’s quarter.

The growth in TCM revenues of $23.1 million reflects the impact of the recent acquisitions. Gross margins from these acquisitions have been significantly lower than those achieved by the TMS services (28.7 % for TCM, versus 40.2% for TMS). Management expects those margins to improve over time as the management tools associated with our financial information system are installed in the TCM units over the course of the third fiscal quarter.

Selling, general and administrative expenses (“SG&A”) associated with the industrial services segment were 24.1% of revenues in the current year quarter, compared to 22.2 % in last year’s quarter. Included in SG&A in the current quarter is approximately $170 thousand of costs associated with integration activities (primarily training and redundant leasehold costs). The higher SG&A percent relative to the prior year quarter additionally reflects the higher support costs associated with the recent acquisitions.

Management is in the process of several integration activities associated with the TCM business, including consolidation of facilities, training, implementation of Team’s incentive compensation and human resource systems, enhancement of information technology networks and infrastructure, as well as the implementation of Team’s financial information system in all the TCM locations. Over time, we expect these efforts to result in a return to the operating profit percentages (earnings before interest and taxes divided by revenues) that are reflective of our recent history with the industrial services segment—approximately 15%.

Equipment Sales and Rental Segment— Revenues of Climax were $3.5 million in the current year quarter versus $2.5 million in the prior year quarter. The increase in revenues results from the continued focus of Climax on special tool sales to the power and military marine customer segments ($550 thousand) as well as improved standard product sales (approximately $400 thousand). Operating income for Climax (earnings before interest and taxes) improved by more than $400 thousand quarter over quarter—-from a loss of $199 thousand in last year’s quarter to a profit of $219 thousand in the current year quarter. The prior year quarter includes a loss provision of $175 thousand associated with a sales tax matter and $45 thousand in fees were incurred associated with the matter. (See discussion of Loss Contingencies under the caption, Critical Accounting Policies).

Corporate— Total corporate costs were $1,851 thousand in the November 2004 quarter, versus $1,232 thousand in the same quarter last year. The increase of $619 thousand is due primarily to the addition of accounting, human resources and information technology costs associated with support of the TCM business totaling $410 thousand in the current year quarter. Interest expense increased by $670 thousand in the current quarter due to the additions to debt associated with the two recent acquisitions and the growth in working capital in the current year quarter.

Six Months Ended November 30, 2004 Compared To Six Months Ended November 30, 2003

Revenues for the six months ended November 30, 2004 were $85 million compared to $50.7 million for the corresponding period of the preceding year, an increase of 68%. Operating margins declined to 34.3% of revenues in the first half of fiscal 2005 versus 40.1% in the same period last year for the reasons described in the second quarter discussion above. Net income was $1.7 million ($0.19 per diluted share) as compared to $2.9 million ($0.35 per diluted share) in fiscal 2004.

Industrial Services Segment—Total industrial services revenues were $78.2 million in the first half of the current fiscal year, versus $45.6 million in the same period last year, with the increase being largely associated with recent acquisitions. Approximately 10% of industrial services revenues are from foreign operations, primarily in Canada and the Caribbean. The following table sets forth the components of revenue and the impact of the recent acquisitions (000’s) for the industrial services segment for the year-to-date period:

	First half of FY 2005			First half of FY 2004			Change
	TMS	TCM	Total	TMS	TCM (a)	Total	TMS	TCM	Total
Revenues	41,302	36,873	78,175	39,054	6,543	45,597	2,248	30,330	32,578

Gross Margin	15,884	10,523	26,407	16,038	2,209	18,247	(154)	8,314	8,160

Gross Margin %	38.5%	28.5%	33.8%	40.1%	35.6%	39.4%

Selling, general and administrative			19,712			10,576			9,136
%			25.2%			23.2%

Earnings before interest and income taxes			6,695			7,671			(976)

%			8.6%			16.8%

(a)	FY 2004 amount is Team’s legacy NDT business, X Ray Inspection.

Revenues for TMS increased $2.2 million over the same period of last year, with $1.9 million of that increase occurring in the current quarter. The TMS revenue growth of only $300 thousand in the first quarter reflects the very depressed market for turnaround activity during that quarter. Team’s traditional services (leak repair, hot tapping, and fugitive monitoring), which are not dependent on the level of turnaround demand, actually grew about $1.9 million or 13% versus the prior year first quarter. This is strong organic growth consistent with our long term plan. However, Team’s newer turnaround services (field machining, bolting, and field valve repair) declined approximately $1.7 million or 50% versus the prior year quarter. This decline is primarily a result of a deferral of previously planned turnaround activities. The very high refining profit margins caused all refiners to push out turnaround work into later quarters. As expected, we experienced an increasing level of turnaround activity in the second quarter and have significant projects planned for the second half of the year – with an expectation that we will catch up most of the 1st quarter deferrals during this fiscal year.

As reflected in the above table, most of the year over year change in TCM is reflected in the second quarter, since the largest of the two recent acquisitions, Cooperheat-MQS, was only reflected in operating results for twenty days of the first quarter. Therefore, the discussion above for the quarter applies to the year to date period.

Equipment Sales and Rental Segment— Revenues of Climax were $6.8 million in the first half of the current year versus $5.1 million in the prior year. The increase in revenues results from the continued focus of Climax on special tool sales to the power and military marine customer segments as well as improved standard product sales. The year over year change also reflects the significant first quarter improvement due to a weak first quarter of last year’s fiscal year. Operating income for Climax (earnings before interest and taxes) improved by $669 thousand year over year—from a loss of $294 thousand in last year’s period to a profit of $375 thousand in the current year period. The prior year period includes a loss provision of $175 thousand associated with a sales tax matter and $45 thousand in fees were incurred associated with the matter. (See discussion of Loss Contingencies under the caption, Critical Accounting Policies).

Corporate— Total corporate costs were $3,244 thousand in the first half of fiscal 2005, versus $2,424 thousand in the same period last year. The increase of $820 thousand is due primarily to the addition of accounting, human resources and information technology costs associated with support of the TCM business totaling $410 thousand in the current year quarter. Additionally, $201 thousand of the increase is due to a non cash charge associated with the vesting of performance based stock options covering 67 thousand shares that were granted in 1998 to the Company’s Chief Executive Officer.

Interest expense increased by $779 thousand in the current year to date period due to the additions to debt associated with the two recent acquisitions and the growth in working capital in the current year quarter.

Liquidity and Capital Resources

At November 30, 2004, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $28.7 million, which is up $12.4 million from May 31, 2004. During the first half of fiscal 2005, we increased our total outstanding debt by $42.6 million, primarily resulting from the cash borrowed for the acquisition of the business assets of Cooperheat and to finance growth in working capital in the second quarter. The Company generally utilizes excess operating funds to reduce the amount outstanding under the revolving credit facility at its discretion.

In the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

In connection with the Cooperheat acquisition, the Company replaced its previous credit facility with a new $75 million facility that consists of a $50 million revolving loan and a $25 million term facility, which matures in August 2009. Approximately $55 million was borrowed on August 11, 2004 to finance the Cooperheat acquisition and to refinance amounts outstanding on the previous facilities. The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization began in November 2004. Interest on the facility is at LIBOR (2.40% at November 30, 2004) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At November 30, 2004, the Company was in compliance with all credit facility covenants.

At November 30, 2004, the Company was contingently liable for $5.1 million in outstanding stand-by letters of credit and, at that date, approximately $8.9 million was available to borrow under the credit facility.

Critical Accounting Policies

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s interim financial information include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Property, Plant and Equipment - In connection with the allocation of the purchase price to the assets acquired in the Cooperheat-MQS acquisition, the Company is undertaking an appraisal and inventory of all equipment acquired in the Coopherheat-MQS acquisition. This project, which is expected to be completed in the third quarter of the current fiscal year, will be used to allocate purchase price to fixed assets and to reset the depreciable lives of assets acquired. Pending completion of this project, the acquired property and equipment have been recorded at their historic net book values as reflected previously on the books of Cooperheat-MQS and depreciation of those assets is continuing to be recorded at historic rates. Management is presently unable to estimate the amount of the adjustments to goodwill, fixed assets and depreciation expense that will result when this project is completed.

Goodwill - SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, became effective for the Company as of June 1, 2002. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires that amortization of existing goodwill will cease on the first day of the adoption year. Accordingly, the Company stopped recording the amortization of goodwill effective as of the beginning of fiscal 2003. As a result of the Company’s purchase of the assets of Cooperheat as well as incurring additional fees relating to the acquisition of Thermal Solutions, an additional $13.4 million in goodwill has been added to the balance sheet since May 31, 2004.

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company completed the required annual impairment test for fiscal 2004 and determined that there was no impairment of goodwill as of May 31, 2004. The Company does not believe that any triggering events have occurred during the six months ended November 30, 2004 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

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

Additionally, through May 31, 2004, a cumulative $395 thousand loss provision had been made with respect to a sales tax matter involving Climax Portable Machine Tools, Inc., a wholly-owned subsidiary, representing management’s estimate of the probable loss that Climax will incur with respect to the matter. Management believes this issue is substantially resolved.

In management’s opinion, an adequate accrual has been made as of November 30, 2004 and May 31, 2004 to provide for any losses that may arise from those contingencies.

Other Contractual Obligations and Commercial Commitments

The Company enters into capital leases related to certain computer and equipment and software, as well as operating leases related to facilities and transportation and other equipment. These operating leases are over terms ranging from one to five years.

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made by the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At November 30, 2004, $5.1 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123(R) in the second quarter of fiscal 2006. Management does not anticipate that adoption of this standard will have a material impact on the Company’s operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. There were no material quantitative or qualitative changes during the first six months of fiscal 2005 in the Company’s market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of November 30, 2004, and have concluded that such controls are effective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company was held on September 23, 2004. At that meeting, Mssrs. Sidney B. Williams, E. Patrick Manuel and Emmett J. Lescroart were elected to serve as directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Sidney B. Williams	5,728,704	1,676,300
E. Patrick Manuel	5,722,704	1,682,300
Emmett J. Lescroart	5,740,104	1,664,900

The five directors continuing in office until the expiration of their respective terms are Messrs. Philip J. Hawk, Louis A. Waters, Jack M. Johnson, Jr., and E. Theodore Laborde.

The shareholders also approved the appointment of KPMG LLP as independent auditors for the fiscal year ending May 31, 2005 by the following vote:

FOR	AGAINST	ABSTAIN
7,311,276	85,901	7,827

The shareholders also approved three proposals relating to stock options; (1) the amendments to the Team, Inc. 1998 Incentive Stock Option Plan increasing the shares of Common Stock authorized for options thereunder by 500,000 shares, (2) the amendments to the Team, Inc. Restated Non-Employee Directors Stock Option Plan, increasing the shares of Common Stock authorized for options thereunder by 200,000 shares, and (3) the adoption of the Team, Inc. 2004 Restricted Stock Option and Award Plan authorizing 100,000 shares of Common Stock for options and awards. The proposals were approved by the following vote:

PLAN	FOR	AGAINST	ABSTAIN
1998 Incentive Stock Option	3,017,515	1,981,775	277,845
Restated Non-Employee Directors Sock Option	3,105,784	1,971,960	199,391
2004 Restricted Stock Option and Award	3,186,811	1,892,466	197,858

Finally, the shareholders approved the Company’s existing policy of issuing $10,000 of Common Stock to each non-employee director each year for director fees by the following vote:

FOR	AGAINST	ABSTAIN
4,789,364	303,879	183,892

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed (4) reports on Form 8-K during the quarter ended November 30, 2004. Two covering press releases relating to its earnings for the quarter ended August 31, 2004, dated September 22, and September 29, 2004, and two covering the acquisition of the business assets of Cooperhet-MQS, Inc., dated October 25, and November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: January 14, 2005

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President -
Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)