Form 10-K/A
period 2004-05-31
TEAM INC
filed 2005-04-14
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

This Amendment on Form 10-K/A is being filed to give effect to the revisions made to the Company’s certifications required by Exchange Act Rules 13a-14(a) which are included as Exhibits 31.1 and 31.2.

FORM 10-K/A INDEX

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