Form 10-Q
period 2005-02-28
TEAM INC
filed 2005-04-15
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

On April 12, 2005, there were 8,232,850 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	February 28, 2005	May 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,666,000	$2,019,000
Accounts receivable, net of allowance for doubtful accounts of $933,000 and $506,000	49,476,000	27,881,000
Inventories	12,916,000	9,928,000
Prepaid expenses and other current assets	4,269,000	1,439,000

Total Current Assets	70,327,000	41,267,000

Property, plant and equipment, net of accumulated depreciation of $23,450,000 and $19,477,000	26,862,000	15,885,000

Intangible assets, net of accumulated amortization of $229,000 and $42,000	1,021,000	1,208,000
Goodwill, net of accumulated amortization	29,053,000	15,063,000
Other Assets	2,965,000	973,000

Total Assets	$130,228,000	$74,396,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,500,000	$1,482,000
Accounts payable	9,368,000	4,501,000
Accrued liabilities	11,530,000	7,021,000
Income taxes payable	548,000	551,000

Total Current Liabilities	24,946,000	13,555,000

Long-term debt	57,019,000	17,095,000
Deferred income taxes	1,074,000	1,074,000
Other long-term liabilities	66,000	139,000

Total Liabilities	83,105,000	31,863,000

Minority interest	327,000	234,000
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,210,632 and 9,049,299 shares issued at February 28, 2005 and May 31, 2004, respectively	2,763,000	2,715,000
Additional paid-in capital	40,280,000	39,060,000
Retained earnings	8,501,000	5,508,000
Accumulated other comprehensive gain	284,000	48,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	46,796,000	42,299,000

Total Liabilities and Stockholders’ Equity	$130,228,000	$74,396,000

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues	$56,291,000	$25,137,000	$141,283,000	$75,862,000
Operating expenses	37,044,000	15,186,000	92,904,000	45,580,000

Gross Margin	19,247,000	9,951,000	48,379,000	30,282,000
Selling, general and administrative expenses	16,374,000	8,208,000	41,452,000	23,524,000
Non-cash G&A compensation cost	4,000	32,000	232,000	94,000

Operating Income	2,869,000	1,711,000	6,695,000	6,664,000
Interest expense, net	906,000	117,000	1,964,000	396,000

Earnings before income taxes	1,963,000	1,594,000	4,731,000	6,268,000
Provision for income taxes	686,000	614,000	1,738,000	2,374,000

Net income	$1,277,000	$980,000	$2,993,000	$3,894,000

Net income per common share:
Basic	$0.16	$0.13	$0.37	$0.51

Diluted	$0.14	$0.12	$0.33	$0.47

Weighted average number of shares outstanding:
Basic	8,199,000	7,678,000	8,134,000	7,629,000

Diluted	8,999,000	8,437,000	8,968,000	8,326,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash Flows from Operating Activities:
Net income	$2,993,000	$3,894,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,928,000	2,006,000
Allowance for doubtful accounts and other	405,000	174,000
Equity in earnings of unconsolidated subsidiaries	(242,000)	(72,000)
Non-cash G&A compensation cost	232,000	94,000

Change in assets and liabilities (Increase) decrease:
Accounts receivable	(11,497,000)	(3,112,000)
Inventories	(1,595,000)	(83,000)
Prepaid expenses and other current assets	(992,000)	(566,000)
Income tax receivable	1,506,000	—
Increase (decrease):
Accounts payable	3,210,000	640,000
Other accrued liabilities	(508,000)	(689,000)
Income taxes payable	(217,000)	822,000

Net cash (used in) provided by operating activities	(1,777,000)	3,108,000

Cash Flows From Investing Activities:
Capital expenditures	(3,134,000)	(2,815,000)
Net additions to rental and demo machines	(389,000)	(119,000)
Proceeds from sale of assets	91,000	5,000
Business acquisitions, net of cash acquired	(33,839,000)	—
Other	(315,000)	101,000

Net cash used in investing activities	(37,586,000)	(2,828,000)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement and other long-term obligations	18,357,000	871,000
Proceeds from term and mortgage notes	25,000,000
Repayment of term and mortgage notes	(1,500,000)	(1,112,000)
Loan financing fees	(1,562,000)	—
Repurchase of common stock	—	(395,000)
Issuance of common stock in exercise of stock options	715,000	389,000

Net cash provided by (used in) financing activities	41,010,000	(247,000)

Net increase in cash and cash equivalents	1,647,000	33,000
Cash and cash equivalents at beginning of year	2,019,000	854,000

Cash and cash equivalents at end of period	$3,666,000	$887,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,480,000	$427,000

Cash paid during the period for income taxes	$2,032,000	$1,450,000

See Notes To Unaudited Consolidated Financial Statements.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2006. Management does not anticipate that adoption of the standard will have a material impact on the Company’s operating results.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151, requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS Nos. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and nine months ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Risk free interest rate	3.8%	2.3%	3.1%	2.0%
Volatility factor of the expected market price of the Company’s common stock	27.3%	31.3%	23.6%	30.9%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	3 Yrs	3 Yrs	3 Yrs	3 Yrs

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Company’s pro forma information, as if the fair value method described above had been adopted, is as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income - as reported	$1,277,000	$980,000	$2,993,000	$3,894,000
Stock based-employee compensation expense included in reported net income, after tax	3,000	21,000	150,000	62,000
Total stock-based employee compensation expense determined under fair value based method for all awards, after tax	(108,000)	(48,000)	(273,000)	(137,000)

Pro forma net income	$1,172,000	$953,000	$2,870,000	$3,819,000

Earnings per share - Basic, as reported	$0.16	$0.13	$0.37	$0.51
Pro forma earnings per share—Basic	$0.14	$0.12	$0.35	$0.50
Earnings per share - Diluted, as reported	$0.14	$0.12	$0.33	$0.47
Pro forma earnings per share—Diluted	$0.13	$0.11	$0.32	$0.46

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisition reflect the purchase price, including transaction costs. As the acquisition of Cooperheat was effective August 11, 2004, the consolidated results of operations for the Company for the quarter and nine months ended February 28, 2005, include the results for Cooperheat for the period August 11, 2004 to February 28, 2005. The purchase price of Cooperheat was allocated to the assets and liabilities of Cooperheat based on a preliminary estimate of fair value. The goodwill associated with the acquisition is approximately $13.8 million, and is subject to adjustment as an appraisal of assets acquired is completed. Information regarding the preliminary allocation of the purchase price is set forth below:

Cash and borrowings	$34,078,000
Transaction costs	677,000

34,755,000
Fair value of net assets acquired	20,954,000

Excess purchase price to be allocated to Goodwill	$13,801,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At August 11, 2004
Current assets	$16,320,000
Property, plant and equipment	11,888,000
Goodwill	13,801,000

Total assets acquired	42,009,000

Current liabilities	7,242,000
Longterm liabilities	12,000

Total liabilities assumed	7,254,000

Net assets acquired	$34,755,000

In connection with the allocation of the purchase price to the assets acquired in the Cooperheat-MQS acquisition, the Company is undertaking an appraisal and inventory of all equipment acquired in the Cooperheat-MQS acquisition. This project, which is expected to be completed in the fourth quarter of the current fiscal year, will be used to allocate purchase price to fixed assets and to reset the depreciable lives of assets acquired. Pending completion of this project, the acquired property and equipment have been recorded at their historic net book values as reflected previously on the books of Cooperheat-MQS and depreciation of those assets is continuing to be recorded at historic rates. Management is presently unable to estimate the amount of the adjustments to goodwill, fixed assets and depreciation expense that will result when this project is completed.

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the period indicated. As indicated, the Cooperheat business was operating as a debtor-in-possession at the time of the acquisition. The substantial pro-forma losses shown in the three and nine months periods below are associated with a goodwill impairment taken by Cooperheat in December 2004. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

	Pro forma data (unaudited)
	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales	$56,291,000	$44,689,000	$152,892,000	$143,448,000
Net income	$1,277,000	$(13,445,000)	$(824,000)	$(13,112,000)
Earnings per share
Basic	$0.16	$(1.75)	$(0.10)	$(1.72)
Diluted	$0.14	$(1.59)	$(0.09)	$(1.57)

3. Dividends and Stock Repurchases

No dividends were paid during the nine months ended February 28, 2005 or February 29, 2004. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

In the nine months ended February 29, 2004, the Company reacquired 50,000 shares pursuant to an open-market repurchase plan at a weighted average price of $7.89 per share. These shares have not been formally retired and, accordingly, these shares are carried as treasury stock.

4. Earnings Per Share

In 1998 the Company adopted SFAS No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). There is no difference, for either of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period. Options to purchase 72,500 and 171,500 shares of common stock were outstanding for the three-months and nine-months ended February 28, 2005, respectively, and options to purchase 7,000 shares of common stock were outstanding for the three-months and nine-months ended February 29, 2004, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Common Stock.

5. Inventories

Inventories consist of:

	February 28, 2005	May 31, 2004
Raw materials	$1,589,000	$1,082,000
Work in progress	$812,000	$467,000
Finished goods	10,515,000	8,379,000

Total	$12,916,000	$9,928,000

6. Long-Term Debt

Long-term debt consists of:

	February 28, 2005	May 31, 2004
Revolving loan	$36,826,000	$14,000,000
Term and mortgage notes	23,693,000	4,577,000

	60,519,000	18,577,000
Less current portion	3,500,000	1,482,000

Total	$57,019,000	$17,095,000

In April 2005, we obtained an amendment to our credit agreement to increase our revolving credit facility from $50 million to $55 million to address short term working capital requirements caused by our rapid business growth. This amendment provided a waiver of original terms which would have prohibited such an increase until after May 2005. At the same time, the banks agreed to modify a financial covenant effective May 31, 2005 to allow the ratio of debt to EBITDA to be a maximum of 3.5 to 1 at May 31, 2005, reducing by 25 basis points per quarter until the requirement becomes 2.75 to 1 at the end of the third quarter of 2006. We believe this additional commitment is sufficient to meet our requirements because we are at the peak of working capital growth associated with our annual business cycle. Also, see Note 2 for a discussion of the Company’s new credit facility.

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

The Company evaluates performance based on operating income which is earnings before interest and income taxes. Inter-segment sales are eliminated in the operating measures used by the company to evaluate segment performance and have, therefore, been eliminated in the following schedule. Interest is not allocated down to the segments.

7. Industry Segment Information (continued)

Three months ended February 28, 2005

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$51,661,000	$4,630,000	$—	$56,291,000

Operating income	4,840,000	752,000	(2,723,000)	2,869,000
Interest expense, net	—	—	906,000	906,000

Earnings before income taxes	4,840,000	752,000	(3,629,000)	1,963,000

Depreciation and amortization	1,516,000	183,000	132,000	1,831,000

Capital expenditures	817,000	159,000	92,000	1,068,000

Identifiable assets	$110,289,000	$13,012,000	$6,927,000	130,228,000

Three months ended February 29, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$20,926,000	$4,211,000	$—	$25,137,000

Operating income	2,165,000	875,000	(1,329,000)	1,711,000
Interest expense, net	—	—	117,000	117,000

Earnings before income taxes	2,165,000	875,000	(1,446,000)	1,594,000

Depreciation and amortization	426,000	156,000	120,000	702,000

Capital expenditures	564,000	82,000	—	646,000

Identifiable assets	$41,361,000	$12,156,000	$3,248,000	$56,765,000

7. Industry Segment Information (continued)

Nine Months Ended February 28, 2005

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$129,836,000	$11,447,000	$—	$141,283,000

Operating income	11,821,000	1,127,000	(6,253,000)	6,695,000
Interest expense, net	—	—	1,964,000	1,964,000

Earnings before income taxes	11,821,000	1,127,000	(8,217,000)	4,731,000

Depreciation and amortization	3,879,000	521,000	528,000	4,928,000

Capital expenditures	2,543,000	389,000	202,000	3,134,000

Identifiable assets	$110,289,000	$13,012,000	$6,927,000	130,228,000

Nine Months Ended February 29, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$66,523,000	$9,339,000	$—	$75,862,000

Operating income	9,836,000	581,000	(3,753,000)	6,664,000
Interest expense, net	—	—	396,000	396,000

Earnings before income taxes	9,836,000	581,000	(4,149,000)	6,268,000

Depreciation and amortization	1,230,000	466,000	310,000	2,006,000

Capital expenditures	2,571,000	239,000	5,000	2,815,000

Identifiable assets	$41,361,000	$12,156,000	$3,248,000	$56,765,000

8. Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income	$1,277,000	$980,000	$2,993,000	$3,894,000
Other comprehensive gain (loss):
Unrealized gain on derivative instruments	—	—	—	43,000
Tax expense related to gain on derivative	—	—	—	(16,000)
Foreign currency translation adjustment	(346,000)	10,000	236,000	(16,000)

Comprehensive income	$931,000	$990,000	$3,229,000	$3,905,000

The foreign currency translation loss for the current quarter was primarily a result of a decline in the value of the Canadian dollar verses the U.S. dollar.

9. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended February 28, 2005 are as follow:

Reporting Units:	Balance at May 31, 2004	Additions/ Adjustments	Ending balance at February 28, 2005
Industrial Services	$12,111,000	$13,990,000	$26,101,000
Equipment Sales and Rental	2,952,000	—	2,952,000

Total	$15,063,000	$13,990,000	$29,053,000

For purposes of the annual impairment test, the Company has determined that there are two reporting units which coincide with the reportable business segments – industrial services and equipment sales and rentals. The assigned goodwill to each segment is the amount attributable to acquisitions of businesses within the respective segment. While there are two components of the industrial services segment – Team Mechanical Services and Team Cooperheat-MQS, management believes the segment is the appropriate reporting unit because the components have similar economic characteristics and a common management and support function.

The additions to goodwill are associated with the Company’s purchase of Cooperheat-MQS (approximately $13.8 million) and adjustments relating to the purchase of Thermal Solutions’ Inc. (approximately $190,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2004.

The Company derives its revenues from providing specialized industrial services including on-stream leak repair, hot tapping, fugitive emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination inspection services. These services are provided throughout the United States in approximately 50 locations and in Singapore, Aruba, Canada, and Trinidad. We believe the domestic market for our services is principally dictated by the population of process piping systems in industrial plants and facilities. We believe, therefore that our growth has been as a result of capturing market share in the services we offer. On balance, we believe total demand for the services we offer in these markets does not change significantly. It can be characterized as flat, but steady. However, the timing of demand certainly can change in the short-term as plants accelerate or defer maintenance and project activities due to their own economic environment.

As a context for the discussion below, the results of operations and financial condition of the Company have been significantly impacted in the current fiscal year by the acquisition of Thermal Solutions, Inc. (“Thermal”) in April of 2004, and the acquisition of the business of Cooperheat-MQS, Inc., (“Cooperheat”) in August 2004. Together, these acquisitions more than double the size of Team’s industrial services business and, we believe, will more than double our earnings potential by fiscal 2006, as compared to fiscal year 2004.

Integration of these businesses with Team’s existing industrial services group has been the primary focus of management during the current fiscal year. During the second quarter of the current fiscal year, we reorganized the operations of the industrial services segment into two related service organizations—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). TMS comprises Team’s previously existing mechanical services offerings (leak repair, hot tapping, field machining, technical bolting, field valve repair and fugitive emissions monitoring). TCM comprises our field heat treatment and NDT inspection services, consisting of the operations of Team’s two recent acquisitions—Thermal and Cooperheat, as well as Team’s legacy NDT business—X Ray Inspection, Inc.

In the third quarter ended February 28, 2005, we completed the elimination of redundant corporate facilities, conversion to a single financial ERP system covering all domestic operations, conversion to common employee benefit plans and payroll systems, the merger or all risk management programs, and extensive field level consolidation and training activities. We believe the substantial portion of these integration activities will be completed be the end of the current fiscal year ending May 31, 2005.

Financing for the business acquisitions was provided through a $75 million credit facility provided by a group of banks consisting of a revolving credit facility of $50 million and a term loan of $25 million. In April 2005, the Company obtained a commitment from its banks to increase the revolving credit facility by $5 million, which, in management’s opinion, is sufficient to assure the Company that adequate resources are available to meet all our foreseeable cash requirements.

Results of Operations

Three Months Ended February 28, 2005 Compared

      To Three Months Ended February 29, 2004

The following sets forth the components of revenue and operating income for the three months ended February 28(29), 2005 and 2004:

	Three Months Ended		Increase
	February 28, 2005	February 29, 2004	$	%
Revenues:

Total industrial services	$51,661,000	$20,926,000	$30,735,000	147%
Equipment sales & rentals	4,630,000	4,211,000	419,000	10%

Total revenues	$56,291,000	$25,137,000	$31,154,000	124%

Gross margin:
Industrial services	17,250,000	7,872,000	$9,378,000	119%
% of revenue	33%	38%
Equipment sales & rentals	1,997,000	2,079,000	$(82,000)	-4%
% of revenue	43%	49%

	$19,247,000	$9,951,000	$9,296,000	93%

% of revenue	34%	40%
S, G & A expenses
Industrial services	12,410,000	5,707,000	$6,703,000	117%
Equipment sales & rentals	1,245,000	1,204,000	$41,000	3%
Corporate costs	2,723,000	1,329,000	$1,394,000	105%

	$16,378,000	$8,240,000	$8,138,000	99%

% of revenue	29%	33%
Operating income	2,869,000	1,711,000	$1,158,000	68%
Interest expense	906,000	117,000	$789,000	674%

Earnings before income taxes	$1,963,000	$1,594,000	$369,000	23%

Operating income comprised of:
Segment operating income:
Industrial services	$4,840,000	$2,165,000	$2,675,000	124%
% of revenue	9%	10%
Equipment sales & rentals	752,000	875,000	(123,000)	-14%
% of revenue	16%	21%

	5,592,000	3,040,000	2,552,000	84%

% of revenue	10%	12%
Less corporate costs:
Corporate G & A	(2,723,000)	(1,329,000)	(1,394,000)	105%

Total operating income	$2,869,000	$1,711,000	$1,158,000	68%

% of revenue	5%	7%

The Company operates in two business segments—1) industrial services and 2) equipment sales and rentals, (“Climax”). We measure the results of those segments using the metric, “operating income”, which excludes all costs for interest and taxes; (Such costs are considered corporate costs and are not allocated to the segments).

On a consolidated basis, operating income is equivalent to earnings before interest and taxes. We believe that operating income is an appropriate performance measure to discuss since it allows investors to consider our operating performance without regard to financial leverage and capital structure.

For the quarter, total operating income is $2.9 million, up 68% from the prior year period. Total operating income as a percentage of revenue was about 5%, down 2% points from the prior year period.

The operating income growth was driven primarily by the significant revenue growth in both business segments. Revenues for the quarter ended February 28, 2005 were $56.3 million compared to $25.1 million for the corresponding period of the preceding year, up 124%. The acquisitions contributed $23.5 million of the $31.2 million revenue growth. The reduced operating income as a percentage of revenue was driven primarily by lower average gross margin levels in both segments partially offset by lower SG&A expenses as a percentage of revenue.

Net income was $1.3 million ($.14 per diluted share) as compared to $ 1.0 million ($.12 per diluted share) in last year’s quarter, up 30%. Net income growth and percentage growth is lower than operating income growth primarily due to significantly higher interest expenses related to the financing of two acquisitions within the industrial services business segment.

Industrial Services Segment

The following table sets forth the components of revenue and the impact of the recent acquisitions for the industrial services segment for the quarter (000’s):

	Q3 FY 2005			Q3 FY 2004			Change
	TMS	TCM	Total	TMS	TCM (a)	Total	TMS	TCM	Total
Revenues	$25,259	$26,402	$51,661	$18,130	$2,796	$20,926	$7,129	$23,606	$30,735

Gross Margin	9,252	7,998	17,250	7,057	815	7,872	2,195	7,183	9,378

Gross Margin%	37%	30%	33%	39%	29%	38%	31%	30%	31%

S. G. & A expenses			12,410			5,707			6,703
%			24%			27%			22%

Operating income			$4,840			$2,165			$2,675

%			9%			10%			9%

(a)	FY 2004 amount is Team's legacy NDT business, X Ray Inspection.

Segment operating income for the quarter was $4.8 million, up 124% from the prior year quarter. Segment operating income as a percentage of revenue was about 9%, down about one percentage point from the prior year quarter.

The primary driver of income growth is the significant revenue growth in both components of the business segment. Total segment revenues in the quarter were $51.7 million, up 147%. TMS component revenues were $25.3 million, up 40%. TCM component revenues were $26.4 million, up more than eight fold. Approximately 13% of industrial services revenues are from foreign sources, primarily Canada (7%) and the South America/Caribbean basin (6%).

The significant organic TMS revenue growth of $7.1 million was favorably impacted by two factors: 1) a high level of plant turnaround activity as compared to last year’s quarter and 2) an increase in major project work associated with international activities in western Canada and Ecuador. (approximately $3 million of the revenue growth). This domestic increase in turnaround activity is higher than would normally be expected due to a general deferral of such projects in the first fiscal quarter, which caused that quarter to be weak. The growth in TCM revenues of $23.6 million versus the prior year period reflects the impact of the recent acquisitions of approximately $23.5 million and growth in our legacy NDT business of approximately $100 thousand.

The one percentage point decline in segment operating income as a  % of revenue was caused by lower average gross margins partially offset by lower SG&A expenses as a percentage of revenue.

Overall gross margin for the segment was about 33%, down approximately 5% points. This decline is primarily driven by the mix effect of a much larger TCM component, whose gross margin was approximately 29%, plus about a two percentage point decline in the TMS component gross margin percentage from the prior period. TCM component gross margins were significantly lower than those achieved by the TMS services. Management expects those margins to improve over time as the management tools associated with our financial information system have now been installed in the TCM units. TMS component gross margin as a percentage of revenue were down when compared to last year due to primarily to lower margins earned on major international project work, which contained a relatively higher concentration of pass-through third-party costs. This was not a typical project for TMS as it primarily involved the sale of net tap fittings and related equipment instead of services.

Selling, general and administrative expenses (“SG&A”) associated with the industrial services segment were 24% of revenues in the current year quarter, compared to 27 % in last year’s quarter. The percentage decline is a result of significantly higher levels of revenue in the current quarter. Included in SG&A in the current quarter is approximately $200 thousand of costs associated with integration activities (primarily training and redundant leasehold costs) as well as a $200 thousand expense provision pertaining to a contractual dispute with a customer. (See Part II. Legal Proceedings)

Management is in the process of several integration activities associated with the TCM business, including consolidation of facilities, training, implementation of Team’s incentive compensation and human resource systems, enhancement of information technology networks and infrastructure. The implementation of Team’s financial information system in all domestic TCM locations was completed in February 2005, which will provide TCM units with the management tools that have been utilized in the TMS business for several years. These tools, which include job profit analysis, service line profitability analysis, and labor utilization reports, are considered critical by management to the improvement of the operating performance of the business. Over time, we expect these efforts to result in a return to the operating income percentages (earnings before interest and taxes divided by revenues) that are reflective of our recent history with the industrial services segment—approximately 15% for fiscal year 2004.

Equipment Sales and Rental Segment— Segment operating income for the quarter was approximately $750 thousand, down about $120 thousand from last year. Operating income as a percent of revenue was 16%. Climax results reflected a 10% revenue increase that was offset by lower gross margins compared to the prior year period.

Revenues of Climax were $4.6 million in the current year quarter versus $4.2 million in the prior year quarter. The increase in revenues comes in comparison to a very strong revenue quarter during the same period a year ago. In last year’s quarter, Climax recognized a $1 million special tool sale to the military. In the current quarter, Climax was able to replace the military order through an improved penetration of sales of standard products into Europe and other international locations, particularly Asia. Distribution in international markets comprised 22% of revenue in the current quarter, versus about 10% in last year’s quarter.

Gross margins from Climax were particularly strong in last year’s quarter due to the high level of special tool sales, which due to their engineering complexity and risk, are expected to have higher margins than standard machine tool offerings. Additionally, the higher mix of sales into international markets reduced margins due to higher levels of distributor discounts. Because of the relatively high margins in last year’s quarter, operating income for Climax declined by $120 thousand quarter over quarter.

Corporate— Total corporate general and administrative costs were $2.7 million in the February 2005 quarter, versus $1.3 million in the same quarter last year. The increase of $1.4 reflects additional accounting, human resources and information technology costs associated with doubling our business as a result of the recent acquisitions. Additionally, corporate costs include approximately $500 thousand related to integration activities and $100 thousand of costs associated with Sarbanes-Oxley (“SOX 404”) compliance. Management expects integration and SOX 404 costs to be approximately $200 thousand and $500 thousand in the fourth quarter of the current fiscal year, respectively. Integration activities are expected to be completed by the end of the current fiscal year. SOX cost will continue at the current high levels through the first quarter of Fiscal 2006.

Interest— Total interest expense was $906 thousand in the February 2005 quarter as compared to $117 thousand in last year’s same quarter. This increase is directly associated with the additional borrowings to fund the acquisition of Thermal (April 2004) and Cooperheat (August 2004). See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes was $686 thousand on pretax income of $2.0 million for the quarter ended February 28, 2005. The effective tax rate was 35% in the current year quarter, compared to 38% in the same quarter of last year. The change in the effective tax rate is attributable to a detailed analysis of the year to date income tax provision through the nine months ended February 28, 2005. This resulted in a required year-to date provision of 37% of pre-tax income versus 38 % for the comparable period last year. The year-to-date rate difference reflects the varying mix of federal, state and foreign taxable income and related credits that differ year over year.

Nine Months Ended February 28, 2005 Compared

        To Nine Months Ended February 29, 2005

For the year-to-date period, total operating income is $6.7 million, which is about flat with the prior year period. Total operating income as a percentage of revenue was about 5%, down 4% points from the prior year period.

Revenues for the nine months ended February 28, 2005 were $141.2 million compared to $75.9 million for the corresponding period of the preceding year, up 86%. The acquisition contributed $53.3 million of the $65.4 million revenue growth. The reduced operating income as a percentage of revenue was driven primarily by lower average gross margin levels in both segments partially offset by lower SG&A expenses as a percentage of revenue.

Net income was $3.0 million ($.33 per diluted share) as compared to $3.9 million ($.47 per diluted share) in last year’s nine month period, down 23%, due to significantly higher interest expenses (an increase of $1.6 million) related to the financing of two acquisitions offset by lower tax expenses of approximately $600 thousand.

The following sets forth the components of revenue and operating income for the nine months ended February 28(29), 2005 and 2004:

	Nine Months Ended		Increase
	February 28, 2005	February 29, 2004	$	%
Revenues:
Total industrial services	$129,836,000	$66,523,000	$63,313,000	95%
Equipment sales & rentals	11,447,000	9,339,000	2,108,000	23%

Total revenues	$141,283,000	$75,862,000	$65,421,000	86%

Gross margin:
Industrial services	43,657,000	26,119,000	$17,538,000	67%
% of revenue	34%	39%
Equipment sales & rentals	4,722,000	4,163,000	$559,000	13%
% of revenue	41%	45%

	$48,379,000	$30,282,000	$18,097,000	60%

% of revenue	34%	40%
S, G & A expenses
Industrial services	31,836,000	16,283,000	15,553,000	96%
Equipment sales & rentals	3,595,000	3,582,000	13,000	0%
Corporate costs	6,253,000	3,753,000	2,500,000	67%

	41,684,000	23,618,000	18,066,000	76%

% of revenue	30%	31%
Operating income	6,695,000	6,664,000	$31,000	0%
Interest expense	1,964,000	396,000	$1,568,000	396%

Earnings before income taxes	$4,731,000	$6,268,000	$(1,537,000)	-25%

Operating income comprised of:
Segment operating income:
Industrial Services	$11,821,000	$9,836,000	$1,985,000	20%
% of revenue	9%	15%
Equipment sales & rentals	1,127,000	581,000	546,000	94%
% of revenue	10%	6%

	12,948,000	10,417,000	2,531,000	24%

% of revenue	9%	14%
Less corporate costs:
Corporate G & A	(6,253,000)	(3,753,000)	(2,500,000)	67%

Total operating income	$6,695,000	$6,664,000	$31,000	0%

% of revenue	5%	9%

Industrial Services Segment—The following table sets forth the components of revenue and the impact of the recent acquisitions for the industrial services segment for the year-to-date period (000’s):

	First nine mos. of FY 2005			First nine mos. of FY 2004			Change
	TMS	TCM	Total	TMS	TCM (a)	Total	TMS	TCM	Total
Revenues	$66,561	$63,275	$129,836	$57,184	$9,339	$66,523	$9,377	$53,936	$63,313

Gross Margin	25,154	18,503	43,657	23,095	3,024	26,119	2,059	15,479	17,538

Gross Margin %	38%	29%	34%	40%	32%	39%

S. G. & A expenses			31,836			16,283			15,553
%			25%			24%

Operating income			$11,821			$9,836			$1,985

%			9%			15%

(a)	FY 2004 amount is Team's legacy NDT business, X Ray Inspection.

Segment operating income was $11.8 million, up 20% from the prior period. Segment operating income as a percent of revenue is 9%, down 6 percentage points from the prior period margin. Revenue growth is the primary driver of operating income growth. Lower gross margins due primarily to the impact of the TCM units is the primary cause of lower operating income percentages.

Total industrial services revenues were $129.9 million in the first nine months of the current fiscal year, versus $66.5 million in the same period last year of that $63.3 million growth, approximately $53.3 million is from acquisitions. Approximately 11% of industrial services revenues are from foreign operations, primarily in Canada (6%) and the South America/Caribbean basin (4%).

Revenues for TMS increased $9.4 million or 16% over the same period of last year with $7.1 million of that increase occurring in the current quarter. The first half of the current fiscal year was characterized by a very depressed market for turnaround services as very high profit margins earned by refineries caused them to push out turnaround work into later quarters. We began to see an increase in turnaround activity in the second quarter, which has continued throughout the third quarter.

The primary driver of lower segment average gross margins is the impact of the recently acquired businesses within the TCM unit. TCM component gross margins were significantly lower than those achieved by the TMS services. Management expects those margins to improve over time as the management tools associated with our financial information system have now been installed in the TCM units. TMS unit gross margins were approximately 2 percentage points less than the same nine month period a year ago. This decline is due primarily to the mix of project related activity, particularly in the third quarter, and a higher concentration of fugitive emission monitoring business in the current year, which has slightly lower margins than our other on-line services.

With respect to selling, general and administrative expenses (“SG&A”), $500 thousand of such amount relates to integration activities (approximately $300 thousand) and the customer dispute mentioned in the discussion of the quarter above ($200 thousand). While SG&A costs as a percentage of revenue are comparable to last year, we expect the percentage to be reduced in future periods as integration activities are completed and operational synergies are realized. (See the above discussion about integration activities in the three month comparison).

Equipment Sales and Rental Segment— Revenues of Climax were $11.4 million in the first nine months of the current year versus $9.3 million in the prior year, a 23% increase. The increase in revenues results from the higher penetration of sales into European and Asian markets, which accounted for 31% of revenues on a year to date basis, as compared to 20% in the same period last year. The year over year change also reflects the significant first quarter improvement due to a weak first quarter of last year’s fiscal year. Operating income for Climax (earnings before interest and taxes) improved by $550 thousand year over year due to the operating leverage achieved by the growth in revenues. . The prior year period also includes a loss provision of $175 thousand associated with a sales tax matter.

Corporate— Total corporate costs were $6.3 million in the first nine months of fiscal 2005, versus $3.8 million the same period last year. As discussed in the three month analysis, the increase of $2.5 million is includes the addition of accounting, human resources and information technology costs associated with support of the recent acquisitions as well as $550 thousand of costs associated with integration activities and $100 thousand in costs related to Sarbanes-Oxley compliance. Additionally, $200 thousand of the increase is due to a non cash charge associated with the vesting of performance based stock options covering 67 thousand shares that were granted in 1998 to the Company’s Chief Executive Officer.

Interest— Total interest expense was $2.0 million in the February 2005 year-to-date period as compared to $0.4 million in last year’s same quarter. This increase is directly associated with the additional borrowings to fund the acquisition of Thermal (April 2004) and Cooperheat (August 2004), as well as the growth in working capital since the end of the first quarter. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes was $1.7 million on pretax income of $4.7 million for the year-to-date period ended February 28, 2005. The effective tax rate for the period was 37% compared to 38% for the same period last year. The year-to-date rate difference reflects the varying mix of federal, state and foreign taxable income and related credits that differ year over year.

Liquidity and Capital Resources

In connection with the Cooperheat acquisition, the Company replaced its previous credit facility with a new $75 million facility that consists of a $50 million revolving loan and a $25 million term facility, which matures in August 2009. Approximately $55 million was borrowed on August 11, 2004 to finance the Cooperheat acquisition and to refinance amounts outstanding on the previous facilities. The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization began in November 2004. Interest on the facility is at LIBOR (2.67% at February 28, 2005) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At February 28, 2005, the Company was in compliance with all credit facility covenants.

In April 2005, we obtained an additional revolving loan commitment from our lead bank for $5,000,000 to address short term working capital requirements caused by our rapid business growth. At the same time, the banks agreed to modify a financial covenant effective May 31, 2005 to allow the ratio of debt to EBITDA to be a maximum of 3.5 to 1 at May 31, 2005, reducing by 25 basis points per quarter until the requirement becomes 2.75 to 1 at the end of the third quarter of 2006. We believe this additional commitment is sufficient to meet our requirements because we are at the peak of working capital growth associated with our annual business cycle.

At February 28, 2005, our liquid working capital (cash and accounts receivable, less current liabilities) totaled $28.1 million, which is up $11.8 million from May 31, 2004. During the first nine months of fiscal 2005, we increased our total outstanding debt by $41.9 million, primarily resulting from the cash borrowed for the acquisition of the business assets of Cooperheat (approximately $36 million) and to finance growth in working capital in the second and third quarters. The Company generally utilizes excess operating funds to reduce the amount outstanding under the revolving credit facility at its discretion.

For the first nine months of fiscal 2005, we used $1.9 million of cash in our operating activities, primarily as a result of a substantial growth in accounts receivable ($11.4 million, net of effects of accounts receivable acquired in the Cooperheat transaction). The growth in accounts receivable reflects the substantial increase in revenues in the second (17% increase) and third quarters (27% increase), over first quarter pro-forma levels of $44 million (as if Cooperheat acquisition had occurred at the beginning of the period). We have also seen a lengthening of our days sales outstanding during the past two quarters primarily due to a diversion of management’s focus on collection activities during the integration process.

We expect the quarterly revenue growth to continue through the fourth quarter, which is expected to be the high activity level in our annual revenue cycle. This will place additional pressures on cash flow during the fourth quarter. As the business cycle levels off in the late spring and summer of 2005 and as focus is re-applied to our collections efforts, we expects cash flows from operations to be substantially improved.

In the first nine months of the current fiscal year, we also used $3.7 million of cash in investing activities (principally capital expenditures) in addition to the funds used for the Cooperheat acquisition ($33.8 million, net). The combination of negative cash flow from operations ($1.9 million) and net investment activities ($3.7 million) has reduced our borrowing capacity to approximately $8 million at February 28, 2005.

With the additional $5 million financing commitment obtained in April 2005, in the opinion of management, we currently have sufficient funds and adequate financial sources available to meet our anticipated liquidity needs. Management believes that cash flows from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.

At February 28, 2005, the Company was contingently liable for $5.1 million in outstanding stand-by letters of credit.

Critical Accounting Policies

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s interim financial information includes amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Property, Plant and Equipment - In connection with the allocation of the purchase price to the assets acquired in the Cooperheat-MQS acquisition, the Company is undertaking an appraisal and inventory of all equipment acquired in the Cooperheat-MQS acquisition. This project, which is expected to be completed in the fourth quarter of the current fiscal year, will be used to allocate purchase price to fixed assets and to reset the depreciable lives of assets acquired. Pending completion of this project, the acquired property and equipment have been recorded at their historic net book values as reflected previously on the books of Cooperheat-MQS and depreciation of those assets is continuing to be recorded at historic rates. Management is presently unable to estimate the amount of the adjustments to goodwill, fixed assets and depreciation expense that will result when this project is completed.

Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As a result of the Company’s purchase of the assets of Cooperheat as well as incurring additional fees relating to the acquisition of Thermal Solutions, an additional $14.0 million in goodwill has been added to the balance sheet since May 31, 2004.

The Company had six months from the date it initially applied SFAS No. 142 to test goodwill for impairment. Thereafter, goodwill must be tested for impairment at least annually and impairment losses, if any, will be presented in the operating section of the income statement. The Company completed the required annual impairment test for fiscal 2003 and determined that there was no impairment of goodwill as of May 31, 2004. The Company does not believe that any triggering events have occurred during the nine months ended February 28, 2005 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

For purposes of the annual impairment test, the Company has determined that there are two reporting units which coincide with the reportable business segments – industrial services and equipment sales and rentals. The assigned goodwill to each segment is the amount attributable to acquisitions of businesses within the respective segment. While there are two components of the industrial services segment – Team Mechanical Services and Team Cooperheat-MQS, management believes the segment is the appropriate reporting unit because the components have similar economic characteristics and a common management and support function.

Revenue Recognition – The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates, as would be the case if our services were longer term in nature. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2005 the amount of unbilled revenue was $1.8 million.

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. A valuation allowance is provided for the net deferred tax asset amounts that are not likely to be realized. As of February 28, 2005 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

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

In management’s opinion, an adequate accrual has been made as of February 28, 2005 and May 31, 2004 to provide for any losses that may arise from those contingencies.

Other Contractual Obligations and Commercial Commitments

The Company enters into operating leases related to certain computer equipment and software, as well as facilities and transportation equipment. These operating leases are over terms ranging from one to five years.

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made by the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At February 28, 2005, $5.1 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

The Company generally warrants its work for a period of no longer than one year. Warranty costs have not been significant to the company.

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151, requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. There were no material quantitative or qualitative changes during the first nine months of fiscal 2005 in the Company’s market risk sensitive instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, note payable and accrued liabilities shown in the consolidated condensed balance sheets approximate fair value at February 28, 2005.`

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of February 28, 2005, and have concluded that such controls are effective.

Transition of Business and Financial Systems

As of February 1, 2005, we transitioned certain of our business and financial systems to new platforms. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after February 1, 2005 and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new systems.

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

The Company’s umbrella policy has limits of coverage of $25 million and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted. However, the excess carrier has sent a reservation of rights letter to the Company to which the Company has responded. The Company believes that both the primary and excess carriers have coverage subject to applicable deductibles for the claims asserted.

In November of 2004, the Company participated in a turnaround at a refinery facility of a major customer which has resulted in a claim being made by that customer against the Company. The customer has alleged that the Company’s work resulted in damage to a vessel flange that required further repairs that delayed the re-commencement of the refinery’s production. The customer has submitted a demand for $1.8 million dollars in damages (which includes an alleged $1.5 million of damages for lost production). The parties are engaged in settlement discussions; however, the dispute may go to arbitration pursuant to the terms of the contract between the parties. The Company has consulted with legal advisors and believes it has valid defenses to the claims and that the claim for damages for lost production is outside the scope of the remedies specified under the contract.

The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company’s consolidated financial statements.

IT EM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004

10.2	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005.

10.3	Amendment to Credit Agreement dated April 12, 2005 among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto.

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed (2) reports on Form 8-K during the quarter ended February 28, 2005. One covering the acquisition of the business assets of Cooperheat-MQS, Inc., dated December 13, 2004, and one covering a press release announcing its earnings for the quarter ended November 30, 2004, dated January 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: April 14, 2005

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President -
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)