Form 10-K
period 2005-05-31
TEAM INC
filed 2005-08-15
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

As of August 11, 2005, 8,255,789 shares of the registrant’s common stock were outstanding, of which 5,829,257 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $18.85 per share on the American Stock Exchange, Inc. on such date) was $109,881,487.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Team, Inc. to be held September 29, 2005.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

(a) General Description of Business

Team, Inc. (“Team” or the “Company”), is a Texas corporation that was incorporated in 1973. All references to Team or the Company are intended to include its operating subsidiaries unless otherwise indicated. The Company is a professional full service provider of specialized industrial services including on-stream leak repair, hot tapping, fugitive emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination (“NDE”) inspection services. These services are provided throughout the United States in over 50 locations.

The Company conducts operations through international locations in Singapore, Aruba, Canada, Venezuela, and Trinidad. Additionally, the Company licenses its proprietary techniques and materials to various companies outside the United States and receives royalties based upon revenues earned by its licensees.

Team’s industrial service offerings have been significantly expanded through two recent acquisitions: 1) in April 2004, the Company acquired Thermal Solutions, Inc. (“TSI”) a Denver, Colorado based field heat treating service company, and 2) in August 2004, Team acquired the business assets of Cooperheat-MQS, Inc., (“Cooperheat”) a Houston, Texas based company with two primary service offerings—field heat treating and NDE inspection services. At the time of the acquisition, Cooperheat was operating under Chapter 11 of the U.S. Bankruptcy Code and is generally believed to have been the number one or number two leading service provider in each of its service lines. These two acquisitions have more than doubled the Company’s revenues.

Additionally, through its wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) of Newberg, Oregon, the Company is engaged in a separate business segment—equipment sales and rental. Climax is a leading designer-manufacturer of portable, metal cutting machine tools used for on-site industrial maintenance. Climax operates through six rental depots throughout the United States, as well as four rental depots internationally.

(b) Financial Information about Segments

See Note 14 to accompanying financial statements for financial information about business segments.

(c) Narrative Description of Business

The Company operates in two reportable revenue generating segments—1) industrial services and 2) equipment sales and rental. Industrial services consist principally of leak repair, hot tapping, emissions control monitoring, on-site field machining, technical bolting, valve repair, field heat treating and NDE inspection. The equipment sales and rentals segment is comprised of the Climax business. The following table sets forth the revenues (in thousands) from each segment in the three years ended May 31:

Segment	2005	2004	2003
Industrial Services	$193,035	$94,546	$81,122
Equipment Sales and rentals	16,010	13,123	10,754

Total	$209,045	$107,669	$91,876

Industrial Services

The Company provides industrial services for over 4,000 customers in the petrochemical, refining, power, pipeline, pulp and paper, steel and other industries. Services include leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting, field valve repair and, more recently, field heat treating and NDE inspection.

Leak Repair Services. The Company is the leader in the industry in providing on-stream repairs of leaks in piping systems and related equipment. In conjunction with its leak repair services, the Company markets a line of products, which includes both standard and custom-designed clamps and enclosures for plant systems and pipelines. The Company’s leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment primarily in the chemical, refining and utility industries. The Company uses specially developed techniques, sealants and equipment for repairs. Many of the Company’s repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during scheduled plant shutdowns sometimes called “turnarounds.”

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

Hot Tapping Services. The Company’s hot tapping services consist primarily of hot tapping and Line-stop® services. Hot tapping services involve utilizing special equipment to cut a hole in an on-stream, pressurized pipeline so that a new line can be connected onto the existing line without interrupting operations. Hot tapping is frequently used for making branch connections into piping systems while the production process is operative. Line-stop® services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. The Company typically performs these services by mechanically drilling and cutting into the pipeline and installing a device to stop the process flow. In some cases, the Company may use a line freezing procedure to stop the process flow using special equipment and techniques.

Emissions Control Services. The Company also provides leak detection services that include fugitive emissions identification, monitoring, data management and reporting services primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record emissions from specific process equipment components as requested by the customer, typically to assist the customer in establishing an ongoing maintenance program and/or complying with present and/or future environmental regulations. The Company prepares standard reports in conjunction with EPA requirements or can custom-design reports to customer specifications.

Field Machining and Technical Bolting Services. This service involves the use of portable machining equipment (manufactured by Climax, as well as third party vendors) to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to the conventional machining process where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling, and milling. Technical bolting services are often provided to customers as an adjunct to field machining during turnaround or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with bolt tightening techniques to achieve reliable and leak-free connections and also include bolt disassembly using hot bolting or nut splitting techniques.

Field machining and technical bolting services are offered to the Company’s existing customer base through its extensive branch operations. Field machining is an off-stream operation performed during piping isolations, plant shutdowns, or turnarounds.

Inspection Services. Inspection services consist of the testing and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. The Company’s inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, as well as, higher end robotic and newly developed ultrasonic systems. The Company provides these services as part of planned construction and maintenance programs and on demand. The Company provides reports based on industry and national standards. Inspection services are marketed to the same industrial customer base as other Team services and to the pipeline industry. Additionally, the Company provides inspection services for parts to the aerospace and automotive industries. There are a large number of companies offering NDE inspection services, with no single company having a significant share of the overall market. This service offering has been significantly expanded with the acquisition of the assets of Cooperheat in August 2004. With this acquisition, Team believes it is now the largest NDE inspection service provider in the United States.

Field Valve Repair Services. In the spring of 2003, the Company launched Field Valve Repair Services as an adjunct to its field machining services. Through this offering, the Company performs on-site repairs to process and control valves, as well as providing preventive maintenance programs and valve data management programs. The targeted customers for these services are generally the same as for the Company’s field machining and technical bolting services.

Field Heat Treating Services. In April 2004, the Company commenced field heat treating services through the acquisition of TSI, a privately-held company based in Denver, Colorado. These services, which include electric resistance and gas-fired combustion, are primarily utilized by industrial users to cure coatings, expand metal parts for assembly or disassembly, remove moisture from components and to provide preheat and post-weld heat treatments to relieve metal stresses. At the time of the acquisition, TSI was the second largest provider of heat treatment services in the United States. With the acquisition of the business assets of Cooperheat in August 2004, the Company believes it is now the predominant field heat treating service provider in the United States.

Marketing and Customers. Team’s industrial repair services are marketed principally by personnel based at the Company’s over 60 locations. Team has developed a cross-marketing program to utilize its sales personnel in offering many of the Company’s services at its operating locations. Management believes that these operating and office locations are situated to facilitate timely response to customer needs, which is an important feature of its services. No customer accounted for 10% or more of consolidated Company revenues during any of the last three fiscal years.

Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services may also be billed based on the number of components monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long-term contracts, which are enabling agreements only. Substantially all long-term agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally covered specific plants or locations, the Company has recently entered into multiple regional or national contracts, which cover multiple plants or locations.

The Company’s industrial services are available 24 hours a day, seven days a week, 365 days a year. The Company typically provides various limited warranties for certain of its repair services. To date, there have been no significant warranty claims filed against the Company.

Seasonality. The Company does experience some seasonal fluctuations in work in the industrial services segment. Historically, the refining industry has scheduled turnarounds for the fall and spring seasons. Turnaround activities in that sector can have a significant impact on the Company’s workload, particularly on field heat treating services.

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

Competition. Competition in the Company’s industrial services is primarily on the basis of safety, service, quality, timeliness, and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments. Management believes Team has a competitive advantage over most service contractors due to the quality, training and experience of its technicians, its nationwide service capability, and due to the broad range of services provided, as well as its technical support and manufacturing capabilities supporting the service network. There are two other service contractors who provide a similar range of service and broad geographical coverage as the Company. Other principal competitors are primarily single-location or single-service companies that compete within a certain geographical area.

Equipment Sales and Rentals

The Equipment Sales and Rentals business is comprised solely of the Climax subsidiary, a leading design-manufacturer of portable machine tools located in Newburg, Oregon. Climax’s standard tools offering consists of boring bars, pipe beveling tools, key mills, portable flange facers, and portable lathes. These tools are sold or rented to end users in the utilities, refining, marine, heavy construction, and extractive industries, or to other service providers and contractors. In addition, Climax designs and manufactures customized machining tools for on-site machine repair, manufacturing, fabrication and construction applications.

Climax’s design and manufacturing operations are conducted in a 30,000 square feet facility in Newberg, Oregon. Climax uses state of the art equipment in its manufacturing process and maintains an inventory of raw materials, parts and completed machines as needed to support the current level of business. Most of the Company’s orders for equipment are filled within 30 days of receipt. The Company believes that there are a limited number of original equipment manufacturers that compete with Climax and that it has a market share of approximately 14%. No single customer accounted for more than 10% of Climax revenues during any of the last three fiscal years.

General

Employees. As of May 31, 2005, the Company and its subsidiaries had approximately 2500 employees in its operations. Substantially all of the Company’s employees are not unionized. There have been no employee work stoppages to date, and management believes its relations with its employees are good. The acquisition of Cooperheat in August 2004 has approximately doubled the number of employees of the Company.

Casualty Insurance. The Company carries insurance it believes to be appropriate for the businesses in which it is engaged. Under its insurance policies, the Company has per occurrence self-insured retention limits of $150,000 for general liability, and $250,000 for automobile liability and workers’ compensation in most states. The Company has obtained fully insured layers of coverage above such self-retention limits. Since its inception, the Company has not been the subject of any significant liability claims not covered by insurance arising from the furnishing of its services or products to customers. However, because of the nature of the Company’s business, there exists the risk that in the future such liability claims could be asserted which might not be covered by insurance. One such potential claim was asserted in 2004 wherein the Company’s general liability insurance carrier has disputed the existence of coverage and is providing a defense on behalf of the Company subject to a reservation of rights. See Item 3, Legal Proceedings, below.

Regulation. Substantially all of the Company’s business activities are subject to federal, state and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the U.S. Environmental Protection Agency (“EPA”). The Company’s training programs are required to meet certain OSHA standards. Expenditures relating to such regulations are made in the normal course of the Company’s business and are neither material nor place the Company at any competitive disadvantage. The Company does not currently expect to expend material amounts for compliance with such laws during the ensuing two fiscal years.

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

ITEM 2. PROPERTIES

Team and its subsidiaries own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet of floor space. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. The Company also owns real estate and facilities in Newberg, Oregon, which is the manufacturing facility and corporate office of Climax. Additionally, the Company owns facilities in Houston, Texas, Milwaukee, Wisconsin, West Lake, Louisiana, and Edmonton, Alberta, which are utilized in the industrial services operations. All of those facilities are pledged as security for the Company’s credit facility. (See Note 9 of Notes to Consolidated Financial Statements.)

The Company and its subsidiaries also lease approximately 60 office and/or plant and shop facilities at separate locations in 28 States and in Singapore, Aruba, Trinidad, Venezuela and Canada. In addition, the Company’s Climax subsidiary operates through six rental depots throughout the United States and four depots internationally.

The Company believes that its property and equipment are adequate for its current needs, although additional investments are expected to be made in additional property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of Notes to Consolidated Financial Statements for information regarding lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery for approximately $40 million in property damages from an explosion and fire originating at a valve which the Company’s personnel were attempting to seal in order to prevent a leak. The venue of the case has been moved to Live Oak County, Texas. Liability is being contested and other parties appear to have primary responsibility for the fire and explosion. The Company believes it is insured against this loss with both primary and excess liability insurance, subject to any applicable deductible. However, coverage from the $1 million primary policy is disputed and a defense is being provided by the carrier subject to a reservation of rights. In connection with the dispute of coverage, the Company has filed an action styled Team Industrial Services, Inc. v. American Safety Indemnity Company et. al. in the 149th Judicial District Court of Brazoria County, Texas, Cause number 28,400.

In June 2004, Ultramar Diamond Shamrock Corporation made demand on Team Industrial Services, Inc. for indemnity from claims asserted against Ultramar Diamond Shamrock Corporation in Linda Alapisco, et al v. Ultramar Diamond Shamrock Corporation, et al, Cause No. L-030085, in the 156th District Court of Live Oak County, Texas. This suit seeks unspecified damages for the 250 individuals identified in the petition for injuries resulting from alleged exposure to toxic chemicals released as a result of the explosion and fire at the Diamond Shamrock facility. This demand has been turned over to the general liability insurance carrier which is defending the claim subject to a reservation of rights letter.

The Company’s umbrella policy has limits of coverage of $25 million and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted. However, the excess carrier has sent a reservation of rights letter to the Company to which the Company has responded. The Company believes that both the primary and excess carriers have coverage for the claims asserted.

In November of 2004, the Company participated in a turnaround at a refinery facility of a major customer which has resulted in a claim being made by that customer against the Company. The customer has alleged that the Company’s work resulted in damage to a vessel flange that required further repairs that delayed the re-commencement of the refinery’s production. The customer has submitted a demand for $1.8 million dollars in damages (which includes an alleged $1.5 million of damages for lost production). The parties have reached an agreement in principle to settle the dispute. The parties are in the process of documenting the agreement in principle which includes an adjustment on the project billing in favor of the customer in the amount of $300,000, pricing discounts to the customer on future work totaling $300,000 and a renegotiation of certain contract terms.

In August of 2005, the Company was served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number

355868-402 in the Probate Court #1, Harris County, Texas. Mr. Lescroart is on the Board of Directors of the Company. Apparently, the dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. Subsequently, all of the outstanding stock of Thermal Solutions, Inc. was acquired by the Company in April of 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July of 2003. The plaintiff claims damages in excess of $1,000,000. The Company does not believe that it has any legal liability under the allegations of the suit and, further, believes it is protected under the terms of the Stock Purchase Agreement related to the acquisition. Additionally, the Company believes that the director and officer insurance carrier of Thermal Solutions, Inc. will defend the Company’s interest in the matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR TEAM’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Team’s common stock is traded on the American Stock Exchange, Inc. under the symbol “TMI”. The table below reflects the high and low sales prices of the Company’s common stock on the American Stock Exchange by fiscal quarter for the fiscal years ended May 31, 2005 and 2004, respectively.

	Sales Price
	High	Low
Fiscal 2005
Quarter Ended:
August 31	$17.23	$13.55
November 30	18.42	14.61
February 29	17.74	14.48
May 31	22.40	16.70

Fiscal 2004
Quarter Ended:
August 31	$8.35	$7.50
November 30	10.48	7.90
February 29	11.48	9.75
May 31	16.05	11.10

(b) Holders

There were 262 holders of record of Team’s common stock as of June 30, 2005, excluding beneficial owners of stock held in street name. Although exact information is unavailable, the Company estimates there are approximately 1,750 additional beneficial owners based upon information gathered in connection with last year’s proxy solicitation.

(c) Dividends

No dividends were declared or paid in fiscal 2005, 2004 or 2003. Pursuant to the Company’s Credit Agreement, the Company may not pay dividends without the consent of its primary lender. Accordingly, the Company has no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on Team’s financial condition, market conditions and other matters deemed relevant by the Board of Directors.

(d) Stock Repurchase Plan

In fiscal 2004, the Company repurchased 50,000 shares of its outstanding common stock on the open market at a weighted average price of $7.89 per share. The Company has no plans to repurchase any additional shares.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial information regarding the Company for the five years ended May 31, 2005 (amounts in thousands, except per share data):

	Fiscal Years Ended May 31,
	2005	2004	2003	2002	2001
Revenues	$209,045	$107,669	$91,876	$85,081	$75,643

Net income	$4,788	$5,776	$4,402	$3,909	$2,740

Net income per share: basic	$0.59	$0.75	$0.57	$0.51	$0.34

Net Income per share: diluted	$0.53	$0.69	$0.53	$0.48	$0.34

Weighted average shares outstanding: basic	8,140	7,709	7,707	7,664	8,015

Weighted average shares outstanding: diluted	8,982	8,429	8,369	8,229	8,122

Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

Balance Sheet data:	May 31,
	2005	2004	2003	2002	2001
Total assets	$143,326	$74,396	$52,224	$51,189	$47,996
Long-term debt and other long-term liabilities	$62,089	$18,308	$10,567	$13,454	$15,188
Stockholders’ equity	$48,942	$42,299	$31,735	$28,182	$24,812
Working capital	$49,089	$27,712	$19,713	$18,693	$16,801

See Item 7 below for discussion of the impact of business combinations that affect the comparability of the above data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this report and the Critical Accounting Policies below for the year ended May 31, 2005.

The Company is a professional, full-service provider of specialty industrial services. The Company’s industrial service offerings encompass:

•	on-stream leak repair,

•	hot tapping,

•	fugitive emissions monitoring,

•	field machining,

•	technical bolting,

•	field valve repair,

•	NDE inspection and

•	field heat treating.

All these services are required in maintaining high temperature, high pressure piping systems and vessels utilized extensively in the refining, petrochemical, power, pipeline, and other heavy industries. The Company’s inspection services also serve the aerospace and automotive industries. The Company also sells and rents equipment through one of its business segments. The Company operates in over 50 customer service locations throughout the Unites States. The Company also serves the international market through both its own seven international subsidiaries as well as through licensed arrangements in 14 countries. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers. The Company has approximately 2,500 employees, including approximately 2,000 technical service employees.

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

As a context for the discussion below, the results of operations and financial condition of the Company have been significantly impacted in the current fiscal year by the acquisition of Thermal Solutions, Inc. (“TSI”) in April of 2004, and the acquisition of the business of Cooperheat-MQS, Inc., (“Cooperheat”) in August 2004. Together, these acquisitions more than double the size of Team’s industrial services business and, we believe, will more than double our earnings potential by fiscal 2006, as compared to fiscal year 2005.

Integration of these businesses with Team’s existing industrial services group has been the primary focus of management during the current fiscal year. During the second quarter of the current fiscal year, we reorganized the operations of the industrial services segment into two related segments—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). TMS comprises Team’s previously existing mechanical services offerings (leak repair, hot tapping, field machining, technical bolting, field valve repair and fugitive emissions monitoring). TCM comprises our field heat treatment and NDE inspection services, consisting of the operations of Team’s two recent acquisitions—TSI and Cooperheat, as well as Team’s legacy NDE business—X Ray Inspection, Inc. For reporting purposes, we aggregate the TMS and TCM segments because of their similar economic characteristics.

In the third quarter of fiscal 2005, we completed the elimination of redundant corporate facilities, conversion to a single financial ERP system covering all Cooperheat domestic operations, conversion to common employee benefit plans and payroll systems, the merger of all risk management programs, and extensive field level consolidation and training activities.

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

A significant corporate initiative during the year was the documentation and testing of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The magnitude of the task to meet all of the documentation and testing requirements of the statute was far greater than we had estimated. It consumed more resources and management time than estimated, particularly in the fourth quarter of 2005 as well as during the first quarter of fiscal 2006. Total cost incurred in 2005 attributable to SOX was $1.2 million, with $900 thousand of additional costs expected in the first quarter of 2006 to complete SOX documentation and testing with respect to 2005.

Fiscal 2005 Compared to Fiscal 2004

Revenues in 2005 were $209.0 million compared to $107.7 million in 2004, an increase of 94%. Operating income was $11.0 million in 2005 versus $9.7 million in 2004, an increase of 13%. The acquisitions contributed $82.4 million of the $101.4 million revenue growth. Net income in 2005 was $4.8 million ($0.53 per diluted share) versus $5.8 million ($0.69 per diluted share) in 2004. As explained more fully below, the reduction in net income is due to a combination of factors, including: 1) lower margins in the industrial services segment, 2) the incurrence of additional costs associated with the integration of TCM, 3) significant costs of SOX compliance and 4) higher effective income tax rates.

The Company reports results for two business segments—1) industrial services and 2) equipment sales and rentals, (“Climax”). Industrial services are the aggregate of the TCM and TMS segments. We measure the results of those segments using the metric, “operating income”, which excludes all costs for interest and income taxes, which we consider corporate costs and are not allocated to these business segments. We believe that operating income is an appropriate performance measure to discuss since it allows investors to consider our operating performance without regard to financial leverage and capital structure.

The following sets forth the components of revenue and operating income for fiscal 2005 and 2004 (000’s):

			Increase
	2005	2004	$	%
Revenues:

Industrial services:
TMS	$93,767	$79,279	$14,488	18%
TCM	99,268	15,267	84,001	550%

Total industrial services	$193,035	$94,546	$98,489	104%
Equipment sales & rentals	16,010	13,123	2,887	22%

Total revenues	$209,045	$107,669	$101,376	94%

Gross margin:

Industrial services:
TMS	$34,615	$32,124	$2,491	8%
TCM	30,183	4,834	25,349	524%

Total industrial services	$64,798	$36,958	$27,840	75%
% of revenue	34%	39%
Equipment sales & rentals	6,517	5,726	791	14%
% of revenue	41%	44%

	$71,315	$42,684	$28,631	67%

% of revenue	34%	40%

S, G & A expenses

Industrial services	$45,513	$23,005	$22,508	98%
Equipment sales & rentals	5,048	4,496	552	12%
Corporate costs	9,737	5,432	4,305	79%

	$60,298	$32,933	$27,365	83%

% of revenue	29%	31%

Operating income	$11,017	$9,751	$1,266	13%

Operating income comprised of:
Segment operating income:
Industrial Services	$19,285	$13,953	$5,332	38%
% of revenue	10%	15%
Equipment sales & rentals	1,469	1,230	239	19%
% of revenue	9%	9%

	$20,754	$15,183	$5,571	37%

% of revenue	10%	14%
Less corporate costs:
Corporate G & A	(9,737)	(5,432)	(4,305)	(79%)

Total operating income	$11,017	$9,751	$1,266	13%

% of revenue	5%	9%

Industrial Services Segment—Segment operating income was $19.3 million, up 38% from the prior year. Segment operating income as a percent of revenue was 10%, down 5 percentage points from the prior year. Revenue growth is the primary driver of operating income growth. Lower gross margin percentages are due to the TCM operations of Cooperheat whose margins are lower than our legacy Team business and lower margins on major projects in TMS.

Total industrial services revenues were $193.0 million in the current fiscal year, versus $94.5 million in the same period last year. Approximately 11% of industrial services revenues are from foreign operations, primarily in Canada (6%) and the South America/Caribbean basin (4%). Of the $98.5 million in revenue growth, approximately $82.4 million is from acquisitions and $14.5 million is from our legacy TMS business.

TMS—Revenues for TMS increased $14.5 million or 18% over 2004, with approximately $4 million of the increase coming from Canada. The first half of the current fiscal year was characterized by a very depressed market for turnaround services as very high profit margins earned by refineries caused them to push out turnaround work into later quarters. Although refiners continue to achieve high profit margins, we began to see an increase in turnaround activity in the second quarter, which has continued throughout the last half of the year.

TMS gross margins were approximately four percentage points less than last year. Half of this decline occurred in the fourth quarter as a result of 1) lower comparative margins earned on revenues with certain major customers in the quarter and 2) low margins earned on a $2.5 million project for a major customer in Ecuador. The comparatively lower margins associated with major customers is partly due to a high margin project that was completed in last year’s quarter as well as the effect of incremental volume discounts earned by our customers in the fourth quarter. The timing of annual sliding scale discount programs for two major refiners contributed to the low fourth quarter results as major turnaround projects performed in that period received the maximum discount levels within the annual cycle of those particular programs.

TCM—TCM gross margins are significantly lower than those achieved by the TMS services. Part of this difference is due to the fact that TCM projects are generally more labor intensive than TMS service lines. However, management expects gross margins to improve over time as the management tools associated with our financial information system have now been installed in the TCM units. Indeed, TCM margins have improved two percentage points (to 32%) in the fourth quarter versus the third quarter (30%).

Selling General, and Administrative Expenses (Industrial Services Segment)—With respect to segment selling, general and administrative expenses (“SG&A”), of the total increase of $22.5 million, $18.2 million is associated with the additional field operations of the TCM acquired businesses. $900 thousand of the increase is due to integration activities (approximately $300 thousand) and the customer dispute mentioned in Item 3 above ($600 thousand). The remainder of the increase in SG&A ($3.4 million) primarily reflects increases in personnel to support the organic growth of the industrial services business segment.

Equipment Sales and Rental Segment—Revenues of Climax were $16.0 million versus $13.1 million in the prior year, a 22% increase. The increase in revenues results from the higher penetration of sales into European and Asian markets, which accounted for 36% of revenues in 2005, versus 26% in the same period last year. The year over year change also reflects the significant first quarter improvement due to a weak first quarter of last year’s fiscal year. Operating income for Climax improved by $239 thousand year over year due to the overall growth in revenues.

Corporate—Total corporate costs were $9.7 million in 2005, versus $5.4 million in 2004. The increase of $4.3 million includes the addition of accounting, human resources and information technology costs associated with support of the recent acquisitions as well as $750 thousand of costs associated with integration activities and $1.2 million in costs related to Sarbanes-Oxley Section 404 compliance (“SOX”), including $1.1 million incurred in the fourth quarter. The Company recognizes third-party professional fees as services are rendered and, accordingly, will incur substantial additional costs in the first quarter of fiscal 2005 related to the completion of SOX testing relating to fiscal year 2005. We believe first quarter 2006 costs will be approximately $900 thousand.

SOX compliance has required us to undertake a thorough documentation of all aspects of our internal financial control and financial reporting systems. Once we completed this thorough documentation, we tested the effectiveness of each individual key control within the system and developed a comprehensive assessment of the overall effectiveness of our controls. Management’s report with respect to our assessment is included in Item 8.

The magnitude of the task to meet all of the documentation and testing requirements of the statute was far greater than we had estimated. It consumed more resources and management time than planned or forecast, particularly in the fourth quarter of 2005 as well as during the first quarter of fiscal 2006. In future years, we will be able build upon this year’s work with respect to the overall control system description and documentation. However, there will be ongoing significant efforts and costs associated with both ongoing internal testing of financial controls by Team as well as extensive system assessment and testing by our external auditor.

Interest—Total interest expense was $3.0 million in 2005 as compared to $0.5 million in 2004. This increase is directly associated with the additional borrowings to fund the acquisition of TSI (April 2004) and Cooperheat (August 2004), as well as the growth in working capital since the end of the first quarter. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes was $3.3 million on pretax income of $8.1 million for 2005. The effective tax rate for the year was 41% compared to 37% last year. The rate differential is due evenly to three factors: 1) higher non-deductible expenses in relation to taxable income, 2) higher effective state income tax rates than last year (approximately one percentage point), and 3) a significant increase in foreign earnings taxed at rates higher than the U.S. Federal income tax rate as a result, primarily, of our growth in Canada.

Fiscal 2004 Compared to Fiscal 2003

Revenues in 2004 were $107.7 million compared to $91.9 million in 2003, an increase of 17%. Operating income was $9.8 million in 2004 versus $7.9 million in 2003, an increase of 24%. Net income in 2004 was $5.8 million ($0.69 per diluted share) versus $4.4 million ($0.53 per diluted share) in 2003. As explained more fully below, the increase in net income is due to primarily to the operating leverage associated with the significant organic revenue growth for both business segments in 2004.

The following sets forth the components of revenue and operating profits for fiscal 2004 and 2003 (000’s):

			Increase
	2004	2003	$	%
Revenues:
Total industrial services	$94,546	$81,122	$13,424	17%
Equipment sales & rentals	13,123	10,754	2,369	22%

Total revenues	$107,669	$91,876	$15,793	17%

Gross margin:
Industrial services	$36,958	$32,517	$4,441	14%
% of revenue	39%	40%
Equipment sales & rentals	5,726	4,675	1,051	22%
% of revenue	44%	43%

	$42,684	$37,192	$5,492	15%

% of revenue	40%	40%
S, G & A expenses
Industrial services	$23,005	$20,505	$2,500	12%
Equipment sales & rentals	4,496	3,922	574	15%
Corporate costs	5,432	4,871	561	12%

	$32,933	$29,298	$3,635	12%

% of revenue	31%	32%

Operating income	$9,751	$7,894	$1,857	24%

Operating income comprised of:
Segment operating income:
Industrial Services	$13,953	$12,012	$1,941	16%
% of revenue	15%	15%
Equipment sales & rentals	1,230	753	477	63%
% of revenue	9%	7%

	$15,183	$12,765	$2,418	19%

% of revenue	14%	14%
Less corporate costs:
Corporate G & A	(5,432)	(4,871)	(561)	(12%)

Total operating income	$9,751	$7,894	$1,857	24%

% of revenue	9%	9%

Industrial Services—For the year, the Industrial Services Business Segment revenues increased 17% to $94.5 million. Segment operating income increased 16% to $14.0 million. A significant contributor to revenue growth in industrial services in 2004 came from the full year impact of a new service line, field valve repair, which was introduced in the spring of 2003. This service line contributed $4.5 million of the 2004 growth, primarily associated with two major turnaround projects in the summer and fall of 2004. The segment also benefited from new and expanded fugitive emissions monitoring contracts in the West Coast region of the United States and from turnaround activity in the Gulf Coast and the Caribbean. Additionally, the acquisition of TSI in April 2004 contributed $2.5 million to industrial services revenue. However, due to the seasonality of field heat treating, it did not contribute to 2004 operating income for the industrial services segment. The only service line that did not experience revenue growth during the year was NDE inspection, which was down $1.8 million year over year, due to continued softness in pipeline construction activities.

Equipment Sales and Rentals Segment—The Equipment Sales and Rental Business segment (encompassing Climax Portable Machine Tool Company) grew revenues 22% for the year to $13.1 million. Revenue growth for the year was primarily attributable to the shipment of special tool orders in the third and fourth quarters aggregating over $2 million. Operating income increased 63% to $1.2 million versus $753 thousand in 2003.

Consolidated Operating Results—With regard to consolidated operating results, overall gross margins were 40% of revenues in fiscal 2004 as compared to 40% in fiscal 2003. The decline primarily reflects the downturn in NDE Inspection revenues associated with pipeline and pulp & paper customer segments as well as lower profit margins from the TSI revenues due to slow seasonal activity in the two months after the acquisition.

Selling, general and administrative expenses (“SG&A”) increased $3.6 million in 2004 versus 2003, an increase of 12%. The overall increase in SGA reflects significant increases in incentive compensation, safety training and legal expenses over the prior year. In spite of these elements of cost increase, as a percentage of revenue, SG&A was down—31% of revenues in fiscal 2004 versus 32% of revenues in fiscal 2003.

Non-cash compensation expense increased by $229 thousand in 2004 versus 2003 due to the achievement of a stock-price hurdle of $10.50 per share, which resulted in the vesting of 66,667 options held by the chief executive officer and the recognition of the unamortized compensation expense associated with these options.

Other Expense, Net—Netted in Other expense in 2004 is a $235 thousand gain from the sale of idle real estate. That is offset by a charge of $245,000 for estimated losses pertaining to a sales tax matter. A similar charge of $150 thousand was recorded in 2003. Climax is domiciled in the state of Oregon, which is a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it had not previously done. A cumulative $395 thousand was charged to earnings with respect to this matter through 2004.

Liquidity and Capital Resources

In connection with the Cooperheat acquisition, the Company replaced its previous credit facility with a new $75 million facility consisting of a $50 million revolving loan and a $25 million term facility, which matures in August 2009. Approximately $55 million was borrowed on August 11, 2004 to finance the Cooperheat acquisition and to refinance amounts outstanding on the previous facilities. The term facility requires amortization of $3 million in the first year, $4 million in year two and $6 million in each of years three through five. Amortization began in November 2004. Interest on the facility is at LIBOR (3.32% at May 31, 2005) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin is 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

The terms of the agreement require the maintenance of certain financial ratios and limit investments, liens, leases and indebtedness, and dividends, among other things. At May 31, 2005, the Company was in compliance with all credit facility covenants.

In April 2005, we obtained an additional revolving loan commitment from our banks for $5 million to address short term working capital requirements caused by our rapid business growth. At the same time, the banks agreed to modify a financial covenant effective May 31, 2005 to allow the ratio of debt to EBITDA to be a maximum of 3.5 to 1 at May 31, 2005, reducing by 25 basis points per quarter until the requirement becomes 2.75 to 1 at the end of the third quarter of 2006. We believe this additional commitment is sufficient to meet our requirements because we are at the peak of working capital growth associated with our annual business cycle.

For fiscal 2005, we used $2.9 million of cash in our operating activities, primarily as a result of a substantial growth in accounts receivable ($24.8 million, net of effects of accounts receivable acquired in the Cooperheat transaction). The growth in accounts receivable reflects the substantial sequential increases in revenues in the second (17%), third (27%), and fourth (54%) quarters over first quarter pro-forma levels of $44 million (as if Cooperheat acquisition had occurred at the beginning of the period). We have also seen a lengthening of our days sales outstanding during the year primarily due to a diversion of management’s focus on collection activities during the integration process and as a result of delays in paying accounts receivable by a customer pending the settlement of a dispute (see Item 3).

As the business cycle leveled off in the summer of 2005 and as focus was re-applied to our collections efforts, we have seen a significant improvement in cash flows into the first quarter of 2006. At July 31, 2005, our outstanding debt was reduced by $1.7 million from year-end levels as a result of these collection activities.

In 2005, we used $5.4 million of cash in investing activities (principally capital expenditures) in addition to the funds used for the Cooperheat acquisition ($34.0 million, net).

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

At May 31, 2005, the Company was contingently liable for $5.1 million in outstanding stand-by letters of credit and there was $9.1 million of borrowing capacity under the revolving loan.

Critical Accounting Policies

Goodwill—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As a result of the Company’s purchase of the assets of Cooperheat as well as incurring additional fees relating to the acquisition of TSI, an additional $14.3 million in goodwill has been added to the balance sheet since May 31, 2004.

For purposes of computing the annual impairment test, the reporting units are the Team Cooperheat MQS (“TCM”) component of the Industrial Services Segment and the Equipment Sales and Rental Segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There is no goodwill assigned to the Team Mechanical Services (“TMS”) division of the Industrial Services Segment.

The annual impairment test is conducted by first comparing the estimated fair value of the reporting unit to its carrying amount and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using a multiple of the units operating income and comparing that to a discounted future cash flow estimate. Based upon this assessment, there has been no impairment of goodwill at May 31, 2005 or 2004.

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

Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates, as would be the case if our services were longer term in nature. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2005, the amount of unbilled revenue was $3.0 million.

Deferred Income Taxes—The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized. As of May 31, 2005 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

Loss Contingencies—The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant matters, which are summarized in Legal Proceedings above. In management’s opinion, an adequate accrual has been made as of May 31, 2005 to provide for any losses that may arise from these contingencies.

Critical expense estimates—Certain costs and expenses are subject to a significant degree of estimation whose outcome is not certain until the passage of time. Among these estimates are the provision for doubtful accounts as well as claims expense associated with workers compensation, automobile liability and group health insurance claims, for which the Company is self insured to certain stop-loss limits. For workers’ compensation and automobile liability claims, the self insured retention is $250,000 per case. For medical claims, the self insured retention is $175,000 per individual claimant determined on an annual basis. The Company estimates it liability with respect to self-insured retention amounts on the basis of claims information provided by insurance carriers and makes periodic adjustments to its accruals based upon analysis received from the carriers. The provision for doubtful accounts is based managements best estimate of the ultimate uncollectible accounts based upon its analysis of the agings of individual accounts and with reference to the Company’s historical experience.

Other Contractual Obligations and Commercial Commitments

The Company enters into operating leases related to facilities and transportation and other equipment. These operating leases are over terms ranging from one to five years with typical renewal options and escalation clauses.

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made be the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At May 31, 2005, $5.1 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

The Company generally warrants its work for a period of no longer than one year. Warranty costs have not been significant to the company.

At May 31, 2005, the Company’s contractual obligations are summarized as follows:

Year ending May 31,	Operating Leases	Debt Obligations	Total
2006	$6,603,000	$3,835,000	$10,438,000
2007	4,683,000	5,560,000	10,243,000
2008	2,888,000	6,017,000	8,905,000
2009	1,313,000	6,000,000	7,313,000
2010	366,000	42,330,000	42,696,000
Thereafter	903,000	—	903,000

Total	$16,756,000	$63,742,000	$80,498,000

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The Company will be required to adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Management does not anticipate that adoption of this standard will have a material impact on the Company’s operating results.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement. Since this disclosure pronouncement only relates to requirements, the adoption will have no impact on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds certain floating-rate obligations. The Company is exposed to market risk, primarily related to potential increases in interest rates related to the Company’s debt.

The carrying amounts for cash and cash equivalents, accounts receivable, note payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at May 31, 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Team’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Team’s evaluation did not include the internal control over financial reporting relating to the purchase of substantially all of the assets of International Industrial Services, Inc. and Cooperheat-MQS, Inc. (the “Acquisition”). Total assets and revenues for the acquisition represent approximately $53 million and $74 million, respectively, of the related consolidated financial statement amounts as of and for the year ended May, 31, 2005 (see Note 2 to the consolidated financial statements).

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2005. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ PHILIP J. HAWK	/s/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Senior Vice President Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Team, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). Team, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Team, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). Also, in our opinion, Team, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”).

Team, Inc. acquired Cooperheat – MQS (Cooperheat) during August 2004, and management excluded from its assessment of Team, Inc.’s internal control over financial reporting as of May 31, 2005, Cooperheat’s internal control over financial reporting associated with assets of approximately $53 million and total revenues of approximately $74 million included in the consolidated financial statements of Team, Inc. as of and for the year ended May 31, 2005. Our audit of internal control over financial reporting of Team, Inc. also excluded an evaluation of the internal control over financial reporting of Cooperheat.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2005, and our report dated August 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

August 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Team, Inc.’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated August 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

August 15, 2005

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,993,000	$2,019,000
Receivables, net of allowance of $1,275,000 and $506,000	62,269,000	27,881,000
Inventories	12,394,000	9,928,000
Deferred income taxes	1,114,000	924,000
Prepaid expenses and other current assets	1,241,000	515,000

Total Current Assets	81,011,000	41,267,000

Property, Plant and Equipment, net	28,770,000	15,885,000
Intangible assets, net of accumulated amortization of $292,000 and $42,000	958,000	1,208,000
Goodwill	29,404,000	15,063,000
Other assets, net	3,183,000	973,000

Total Assets	$143,326,000	$74,396,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,835,000	$1,482,000
Accounts payable	11,209,000	4,501,000
Other accrued liabilities	14,498,000	7,021,000
Current income taxes payable	2,380,000	551,000

Total Current Liabilities	31,922,000	13,555,000

Deferred income taxes	2,038,000	1,074,000
Long-term debt	59,907,000	17,095,000
Other long-term liabilities	144,000	139,000

Total Liabilities	94,011,000	31,863,000

Minority interest	373,000	234,000
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,259,742 and 9,070,250 shares issued	2,778,000	2,715,000
Additional paid-in capital	40,724,000	39,060,000
Retained earnings	10,296,000	5,508,000
Accumulated other comprehensive gain	176,000	48,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	48,942,000	42,299,000

Total Liabilities and Stockholders’ Equity	$143,326,000	$74,396,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended May 31,
	2005	2004	2003
Revenues	$209,045,000	$107,669,000	$91,876,000
Operating expenses	137,730,000	64,985,000	54,684,000

Gross margin	71,315,000	42,684,000	37,192,000

Selling, general and administrative expenses:
Non cash G&A compensation cost	287,000	344,000	115,000
Other SG&A	60,011,000	32,589,000	29,183,000

Operating income	11,017,000	9,751,000	7,894,000
Other expense, net	—	10,000	150,000
Interest expense	2,957,000	519,000	601,000

Earnings before income taxes	8,060,000	9,222,000	7,143,000
Provision for income taxes	3,272,000	3,446,000	2,741,000

Net income	$4,788,000	$5,776,000	$4,402,000

Net income per common share
—Basic	$0.59	$0.75	$0.57

—Diluted	$0.53	$0.69	$0.53

Weighted average number of shares outstanding
—Basic	8,140,000	7,709,000	7,707,000

—Diluted	8,982,000	8,429,000	8,369,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended May 31,
	2005	2004	2003
Net income	$4,788,000	$5,776,000	$4,402,000
Net income on interest rate swaps	—	43,000	49,000
Foreign currency translation adjustment	246,000	22,000	26,000
Tax provision	(118,000)	(16,000)	(19,000)

Comprehensive income	$4,916,000	$5,825,000	$4,458,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Years Ended May 31,
	2005	2004	2003
COMMON STOCK:
Balance at beginning of year	$2,715,000	$2,576,000	$2,499,000
Shares issued	1,000	89,000	2,000
Exercise of stock options	62,000	50,000	75,000

Balance at end of year	$2,778,000	$2,715,000	$2,576,000

ADDITIONAL PAID IN CAPITAL:
Balance at beginning of year	$39,060,000	$34,065,000	$32,961,000
Shares issued	59,000	4,091,000	58,000
Exercise of stock options	830,000	327,000	676,000
Tax benefit from exercise of stock options	538,000	233,000	255,000
Non cash compensation	237,000	344,000	115,000

Balance at end of year	$40,724,000	$39,060,000	$34,065,000

RETAINED EARNINGS (DEFICIT):
Balance at beginning of year	$5,508,000	$(268,000)	$(4,670,000)
Net income	4,788,000	5,776,000	4,402,000

Balance at end of year	$10,296,000	$5,508,000	$(268,000)

ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):
Balance at beginning of year	$48,000	$(1,000)	$(57,000)
Unrealized gain (loss) on derivative instruments	—	27,000	30,000
Foreign currency translation adjustment	128,000	22,000	26,000

Balance at end of year	$176,000	$48,000	$(1,000)

TREASURY STOCK:
Balance at beginning of year	$(5,032,000)	$(4,637,000)	$(2,551,000)
Repurchase of common stock	—	(395,000)	(2,086,000)

Balance at end of year	$(5,032,000)	$(5,032,000)	$(4,637,000)

TOTAL STOCKHOLDERS EQUITY	$48,942,000	$42,299,000	$31,735,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended May 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$4,788,000	$5,776,000	$4,402,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,315,000	2,892,000	2,555,000
Provision for doubtful accounts	939,000	184,000	263,000
(Gain) loss on disposal of assets	13,000	(235,000)	—
Equity in earnings of unconsolidated subsidiary and other	(186,000)	(65,000)	(56,000)
Deferred income taxes	655,000	311,000	312,000
Non cash G&A compensation cost	287,000	344,000	115,000
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(24,834,000)	(10,358,000)	(720,000)
Inventories	(1,073,000)	(430,000)	(696,000)
Prepaid expenses and other current assets	813,000	44,000	(41,000)
Income tax receivable	1,506,000	16,000	(16,000)
Increase (decrease):
Accounts payable	5,051,000	1,306,000	242,000
Other accrued liabilities	2,531,000	2,053,000	827,000
Income taxes payable	279,000	786,000	(621,000)

Net cash (used in) provided by operating activities	$(2,916,000)	$2,624,000	$6,566,000

Cash Flows From Investing Activities:
Capital expenditures	(4,748,000)	(3,330,000)	(2,037,000)
Net additions to rental and demo machines	(294,000)	(120,000)	(560,000)
Proceeds from sale of assets	92,000	170,000	37,000
(Increase) decrease in other assets, net	(497,000)	(30,000)	30,000
Business acquisitions, net of cash acquired	(33,940,000)	(5,401,000)	—

Net cash used in investing activities	$(39,387,000)	$(8,711,000)	$(2,530,000)

Cash Flows From Financing Activities:
(Payments) borrowings under revolving credit agreement	$22,408,000	$8,755,000	$(1,188,000)
Proceeds from term notes	25,000,000	—	—
Repayment of term and mortgage notes	(2,250,000)	(1,482,000)	(1,482,000)
Loan financing fees	(1,774,000)	—	—
Issuance of common stock	893,000	374,000	751,000
Repurchase of common stock	—	(395,000)	(2,086,000)

Net cash provided by (used in) financing activities	44,277,000	7,252,000	(4,005,000)

Net increase in cash and cash equivalents	1,974,000	1,165,000	31,000
Cash and cash equivalents at beginning of year	2,019,000	854,000	823,000

Cash and cash equivalents at end of year	$3,993,000	$2,019,000	$854,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,379,000	$532,000	$626,000

Income taxes	$2,277,000	$2,467,000	$2,936,000

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of Business

Team, Inc. (the “Company”) is a professional, full-service provider of specialty industrial services. The Company’s industrial service offerings encompass on-stream leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting, field valve repair, NDE inspection and field heat treating. All these services are required in maintaining high temperature, high pressure piping systems and vessels utilized extensively in the refining, petrochemical, power, pipeline, and other heavy industries. The Company’s inspection services also serve the aerospace and automotive industries. The Company also sells and rents equipment through one of its business segments. The Company operates in over 50 customer service locations throughout the Unites States. The Company also serves the international market through both its own international subsidiaries as well as through licensed arrangements in 14 countries. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers. The Company has approximately 2,500 employees, including approximately 2,000 technical service employees.

Principles of Consolidation

The consolidated financial statements of the Company include the financial statements of the Company and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recognized for the portion not owned by the Company. Investments in unconsolidated companies are recorded on an equity method. Equity in earnings of unconsolidated companies are included in other selling, general, and administrative expenses in the consolidated statements of operations.

Use of Estimates in Financial Statement Preparation

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; environmental and legal liabilities as well as liabilities with respect to self insurance retentions in workers compensation, automobile liabilities and group health insurance. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor, and certain overhead costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Life
Buildings	20-40 years
Leasehold improvements	2-10 years
Machinery and equipment	2-10 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Machinery and equipment includes rental and demonstration machining tools used in the equipment sales and rental business segment totaling $2,530,000 and $2,350,000 (before accumulated depreciation of $537,000 and $392,000) at May 31, 2005 and 2004, respectively. These self–constructed assets are periodically transferred to inventory and sold as used equipment. Total depreciation expense for the Company was $5,511,000, $2,541,000 and $2,229,000 for fiscal years ending May 31, 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142 Goodwill and Other Intangibles Assets. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

For purposes of computing the impairment test, the Company’s reporting units are Team Cooperheat MQS (“TCM”) of the Industrial Services Segment and the Equipment Sales and Rental Segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There is no goodwill assigned to the Team Mechanical Services (“TMS”) of the Industrial Services Segment.

The Company determines the estimated fair value of the reporting unit by using a multiple of the reporting unit’s operating income and comparing that to a discounted future cash flow estimate. Based upon this assessment, there has been no impairment of goodwill at May 31, 2005 or 2004.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Included in intangible assets is a non-compete agreement with an assigned value of $1,250,000 associated with the purchase of TSI. Amortization expense for the fiscal years 2005 and 2004 was $250,000 and $42,000, respectively. Estimated amortization expense based on intangibles as of May 31, 2005 is $250,000 for fiscal years 2006, 2007 and 2008, and $208,000 for fiscal year 2009.

Revenue Recognition

The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs.

Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Emission control services may also be billed based on the number of components

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitored. Services are usually performed pursuant to purchase orders issued under written customer agreements. While some purchase orders provide for the performance of a single job, others provide for services to be performed for a term of one year or less. In addition, Team is a party to certain long-term contracts, which are enabling agreements only. Substantially all long-term agreements may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While contracts have traditionally covered specific plants or locations, the Company has recently entered into multiple regional or national contracts, which cover multiple plants or locations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concentration of Credit Risk

The Company provides services to the chemical, petrochemical, refining, pulp and paper, power and steel industries throughout the United States, Canada, other foreign locations. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period.

Options to purchase 84,500, 70,500 and 112,000 shares of common stock were outstanding during the years ended May 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gain or losses resulting from translation of financial statements of foreign operations are recorded as a separate component of stockholders equity.

Stock-Based Compensation

The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transitions and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rate of 3.1%, 2.3%, and 1.8%; volatility factor of the expected market price of the Company’s common stock of 23.6%, 28.0%, and 35.6%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Fiscal Years Ended May 31,
	2005	2004	2003
Net income, as reported	$4,788,000	$5,776,000	$4,402,000
Add stock based employee compensation expense included in reported net income, net of tax	189,000	227,000	76,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(384,000)	(187,000)	(165,000)

Pro forma net income	$4,593,000	$5,816,000	$4,313,000

Earnings per share, as reported—Basic	$0.59	$0.75	$0.57

Pro forma earnings per share—Basic	$0.56	$0.75	$0.56

Earnings per share, as reported—diluted	$0.53	$0.69	$0.53

Pro forma earnings per share—diluted	$0.51	$0.69	$0.52

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The Company will adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Management does not anticipate that adoption of the standard will have a material impact on the Company’s operating results.

In December 2004, the FASB issued FASB Statement No. 151 Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement shall be effective for the Company for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

On December 21, 2004, the FASB issued Staff Position 109-1 (FSP No. 109-1), Application of FASB Statement No. 109 (SFAS No. 109) “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1 clarifies guidance that applies to the new tax deduction for qualified domestic production activities. When fully phased-in,

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the deduction will be up to nine percent of the less of “qualified production activities income” or taxable income. FAP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment to deferred tax assets and liabilities in the period the Act is enacted. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending May 31, 2006 and therefore, has no impact on the current year financial statements.

The Act also includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers, provided certain conditions are met. On December 21, 2004, the FASB issued staff position Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2). FSP No. 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosure from those who need additional time (see Note 8).

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

The transaction involved cash consideration of $34.8 million, subject to a working capital adjustment, the assumption of certain liabilities including the assumption of $1.7 million in letters of credit and the issuance of warrants to purchase 100,000 shares of the common stock, $.30 par value per share, of Team. The warrants are exercisable at $65 cash per share and expire on August 11, 2007, unless sooner exercised.

The assets purchased from Cooperheat are associated with a non-destructive examination (NDE) inspection and field heat treating services business. The Company has integrated the purchased assets and associated business activity with its other industrial service activities.

The transactions contemplated by the Asset Purchase Agreement, as well as a restructuring of the Company’s current indebtedness to Bank of America, N.A. (“Bank of America”), were financed with funds provided under a Credit Agreement dated as of August 11, 2004 (the “Credit Agreement”) by and among the Company, the other lenders party thereto and Bank of America, as Administrative Agent, Swing Line lender and L/C issuer (see Note 9).

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisition reflect the purchase price, including transaction costs. As the acquisition of Cooperheat was effective August 11, 2004, the consolidated results of

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the Company for the year ended May 31, 2005, include the results for Cooperheat for the period August 11, 2004 to May 31, 2005. The purchase price of Cooperheat was allocated to the assets and liabilities of Cooperheat based on its estimated fair value. The goodwill associated with the acquisition totaled approximately $14.1 million, which includes $581 thousand recorded in the fourth quarter of fiscal 2005 as a result of the completion of an appraisal of assets acquired and recognition of tax liabilities assumed. Information regarding the allocation of the purchase price is set forth below:

Cash and borrowings	$34,078,000
Transaction costs	700,000

34,778,000
Fair value of net assets acquired	20,704,000

Excess purchase price to be allocated to Goodwill	$14,074,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of August 11, 2004
Cash	$1,105,000
Accounts receivable	10,493,000
Inventory	1,393,000
Other current assets	3,044,000
Property, plant and equipment	13,459,000
Goodwill	14,074,000

Total assets acquired	43,568,000

Accounts payable	1,657,000
Accrued liabilities and other	5,035,000
Income taxes payable	2,086,000
Long-term liabilities	12,000

Total liabilities assumed	8,790,000

Net assets acquired	$34,778,000

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results. The pro forma net loss for 2004 includes a $10,354,000 charge for impairment of goodwill recognized by Cooperheat.

	Pro forma data (unaudited)
	Twelve months ended May 31,
	2005	2004
Revenues	$220,654,000	$197,803,000
Net income (loss)	$971,000	$(10,854,000)
Earnings per share:
Basic	$0.12	$(1.41)
Diluted	$0.11	$(1.29)

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company paid consideration of approximately $9 million in cash, which included $1.3 million for the repayment of TSI’s debt and a $1.7 million adjustment for working capital acquired in excess of the minimum amount specified in the Stock Purchase Agreement, and issued 288,413 shares of its common stock, $0.30 par value per share (the “Team Stock”), pursuant to the Stock Purchase Agreement. Of such amounts, $500,000 in cash and 189,019 shares were deposited into an escrow fund (the “Escrow Fund”) that may be used by the Company to satisfy working capital and accounts receivable adjustments and its indemnification rights under the Stock Purchase Agreement. (Amounts remaining in the Escrow Fund and not subject to pending claims are to be distributed to the former TSI shareholders over a three year period ending in April 2007.) The Escrow Fund was established pursuant to the terms of an Escrow Agreement (the “Escrow Agreement”) dated April 15, 2004 by and among The Company, Team Industrial, TSI, the TSI shareholders, the shareholder representative and Compass Bank. The amount of the consideration contemplated by the Stock Purchase Agreement was determined through arm’s-length negotiations among the parties.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisitions reflect the purchase price, including transaction costs. As the acquisition of TSI was effective April 1, 2004, the consolidated results of operations for the Company for the year ended May 31, 2004, include the results for TSI for the period April 1, 2004 to May 31, 2004. The purchase price of TSI was allocated to the assets and liabilities of TSI based on its estimated fair value. The goodwill associated with the acquisition totaled approximately $5.3 million.

Information regarding the allocation of the purchase price is set forth below:

Cash and borrowings	$7,796,000
Common stock issued	4,120,000
Transaction costs	702,000

12,618,000
Fair value of net assets acquired	6,087,000

Excess purchase price to be allocated to:
Goodwill	5,281,000
Covenant not to compete	1,250,000

Excess purchase price	$6,531,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of April 1, 2004
Cash and cash equivalents	$43,000
Accounts receivable	4,656,000
Inventories	238,000
Other current assets	168,000
Property, plant and equipment	3,179,000
Other assets	27,000
Goodwill	5,281,000
Covenant not to compete	1,250,000

Total assets acquired	14,842,000
Current portion of long-term debt	321,000
Accounts payable	809,000
Accrued liabilities	922,000
Long-term liabilities	172,000

Total liabilities assumed	2,224,000

Net assets acquired	$12,618,000

The covenant not to compete is a general agreement made with the principals of TSI not to compete with Team for a period of five years. The valuation of the covenant was determined by an independent third party. The covenant is being amortized on a straight line basis over the five year term of the agreement.

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

Pro forma data (unaudited)
Twelve months ended May 31, 2004
Revenues	$121,104,000
Net income	$5,997,000
Earnings per share:
Basic	$0.78
Diluted	$0.71

3. RECEIVABLES

Receivables consist of:

	May 31,
	2005	2004
Trade accounts receivable	$60,075,000	$28,000,000
Unbilled revenues	3,027,000	332,000
Other receivables, primarily employee receivables	442,000	55,000
Allowance for doubtful accounts	(1,275,000)	(506,000)

Total	$62,269,000	$27,881,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts:

	Fiscal Years Ended May 31,
	2005	2004	2003
Balance at beginning of year	$506,000	$533,000	$511,000
Provision for doubtful accounts	939,000	452,000	263,000
Write off of bad debt	(170,000)	(479,000)	(241,000)

Balance at end of year	$1,275,000	$506,000	$533,000

4. INVENTORIES

Inventories consist of:

	May 31,
	2005	2004
Raw materials	$1,477,000	$1,082,000
Work in progress	482,000	467,000
Finished goods	10,435,000	8,379,000

Total	$12,394,000	$9,928,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	May 31,
	2005	2004
Land and buildings	$10,328,000	$6,893,000
Machinery, equipment and other	42,971,000	28,469,000

	$53,299,000	$35,362,000
Accumulated depreciation and amortization	24,529,000	19,477,000

	$28,770,000	$15,885,000

6. GOODWILL

The changes in the carrying amount of goodwill by reportable segment for the twelve months ended May 31, 2005, 2004, and 2003 are as follow:

	Reporting Segments
	Industrial Services	Equipment Sales and Rental	Total
Balance at May 31, 2003	$7,097,000	$2,952,000	$10,049,000

Additions/Adjustments	5,014,000	—	5,014,000

Balance at May 31, 2004	$12,111,000	$2,952,000	$15,063,000

Additions/Adjustments	14,341,000	—	14,341,000

Balance at May 31, 2005	$26,452,000	$2,952,000	$29,404,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are two reporting units of the industrial services segment for purposes of the FASB Statement No. 142 impairment test—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). All of the Industrial Services goodwill is attributable to TCM as a result of business acquisitions and the annual goodwill impairment test is performed at the TCM unit level. There was no goodwill impairment at either May 31, 2005 or 2004.

During 2005, the additions to goodwill are associated with the Company’s purchase of Cooperheat-MQS ($14,074,000) and adjustments of goodwill subsequent to the purchase of Thermal Solutions Inc. (“TSI”) ($267,000). The additions to goodwill in 2004 represent the purchase of TSI.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:

	May 31,
	2005	2004
Payroll and other compensation expenses	$8,856,000	$3,853,000
Insurance accruals	2,210,000	1,519,000
Other	3,432,000	1,649,000

Total	$14,498,000	$7,021,000

The Company is self-insured for workers’ compensation, automobile liability and group health insurance on an individual case basis, subject to certain stop loss amounts. For workers’ compensation and automobile liability claims, the self insured retention is $250,000 per case. For medical claims, the self insured retention is $175,000 per individual claimant determined on an annual basis.

8. INCOME TAXES

Total income taxes for the years ended May 31, 2005, 2004, and 2003 were allocated as follows:

	Fiscal Years Ended May 31,
	2005	2004	2003
Income taxes from operations	$3,272,000	$3,446,000	$2,741,000
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes	(538,000)	(233,000)	(255,000)
Taxes allocated to stockholders’ equity, related to foreign currency translation adjustments and interest rate swaps	118,000	16,000	19,000

Total	$2,852,000	$3,229,000	$2,505,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense attributable to income from continuing operations consist of:

	Current	Deferred	Total
Year ended May 31, 2005:
U.S. federal	$1,532,000	$485,000	$2,017,000
State & local	357,000	117,000	474,000
Foreign jurisdictions	728,000	53,000	781,000

	$2,617,000	$655,000	$3,272,000

Year ended May 31, 2004:
U.S. federal	$2,634,000	$279,000	$2,913,000
State & local	316,000	32,000	348,000
Foreign jurisdictions	185,000	—	185,000

	$3,135,000	$311,000	$3,446,000

Year ended May 31, 2003:
U.S. federal	$2,093,000	$279,000	$2,372,000
State & local	336,000	33,000	369,000

	$2,429,000	$312,000	$2,741,000

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	Fiscal Years Ended May 31,
	2005	2004	2003
Earnings before income taxes	$8,060,000	$9,222,000	$7,143,000

Computed income taxes at statutory rate	$2,741,000	$3,136,000	$2,429,000
State income taxes, net of federal benefit	353,000	230,000	325,000
Foreign tax differential	143,000	—	—
Other	35,000	80,000	(13,000)

Total	$3,272,000	$3,446,000	$2,741,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	May 31,
	2005	2004
Deferred tax assets:
Accrued compensation & benefits	1,038,000	858,000
Receivables	335,000	165,000
Inventory	280,000	247,000
Other	22,000	88,000

Total gross deferred tax assets	1,675,000	1,358,000

Deferred tax liabilities:
Property, plant and equipment	$(1,722,000)	$(1,220,000)
Goodwill	(500,000)	—
Organization costs	(162,000)	(219,000)
Cumulative foreign currency translation gain	(118,000)	(19,000)
Unremitted earnings of foreign subsidiaries	(53,000)	—
Other	(44,000)	(50,000)

Total gross deferred tax liabilities	(2,599,000)	(1,508,000)

Net deferred liability	$(924,000)	$(150,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the deferred tax assets are deductible, management believe it is more likely than not that the Company will realize the benefits of these deductible temporary differences and therefore a valuations allowance is not necessary at May 31, 2005.

The Company has recognized a deferred tax liability of approximately $53,000 for the undistributed earnings of its foreign operations that arose in the year ending May 31, 2005. This tax liability will provide for the anticipated 5% withholding taxes, net of tax, due upon repatriation. The Company has not recognized a deferred tax liability of approximately $192,000 for the undistributed earnings of its foreign operations that arose in prior years. As of May 31, 2005, the undistributed earnings of these subsidiaries was approximately $3,848,000.

At May 31, 2005, current income taxes payable includes acquired tax uncertainties of $2.2 million associated with Cooperheat’s foreign operations. To the extent the uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities will be applied to reduce the balance of goodwill attributable to the Cooperheat acquisition (see Note 2).

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. LONG-TERM DEBT

Long-term debt consists of:

	May 31,
	2005	2004
Credit Facility:
Revolving loan	$40,827,000	$14,000,000
Term loan	22,750,000	4,577,000
Auto loans	165,000	—

	63,742,000	18,577,000
Less current portion	3,835,000	1,482,000

Long-term debt, excluding current installments	$59,907,000	$17,095,000

Maturities of long-term debt are as follows:

Year ending May 31,
2006	$3,835,000
2007	5,560,000
2008	6,017,000
2009	6,000,000
2010	42,330,000
Thereafter	—

	$63,742,000

On August 11, 2004, in connection with the acquisition of the business assets of Cooperheat-MQS, Inc. (see Note 2), the existing credit facility was replaced with a new $75 million facility. The new facility matures in August 2009 and consists of a revolving loan of $50 million and a $25 million term facility. Approximately $55 million (including the entire term loan) was borrowed on August 11, 2004 to finance the Cooperheat-MQS acquisition (approximately $36 million) and to refinance amounts outstanding on the existing Team facilities (approximately $19 million). Interest on the facility is at LIBOR plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin will be 225 basis points above the LIBOR rate. The new facility is secured by virtually all the Company’s assets, including those acquired in the Cooperheat-MQS transaction. The Company paid an underwriters fee of 1.625% of the aggregate amount of the facility.

In April 2005, the credit agreement was amended to increase the revolving loan capacity from $50 million to $55 million. This amendment provided a waiver of original terms which would have prohibited such an increase until after May 2005. At the same time, the banks agreed to modify a financial covenant effective May 31, 2005 to allow the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be a maximum of 3.5 to 1 at May 31, 2005, reducing by 25 basis points per quarter until the requirement becomes 2.75 to 1 at the end of the third quarter of 2006.

The credit facility contains restrictions on the creation of liens on assets and the acquisition or sale of subsidiaries as well as the incurrence of certain liabilities.

The credit facility is secured by substantially all of the assets of the Company.

In connection with obtaining the new credit facility in 2005, the Company incurred $1.8 million of issuance costs. Debt issuance costs included in other assets are $1.5 million and $73 thousand, net of accumulated amortization, at May 31, 2005 and 2004, respectively.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2005, the Company was contingently liable for $5.1 million in outstanding stand-by letters of credit and, at that date, approximately $9.1 million was available to borrow under the revolving loan.

10. OTHER EXPENSE, NET

In 2004, other expense, net, of $10,000 consists of a $245,000 expense associated with special sales tax obligations offset by a $235,000 gain from the sale of idle real estate. Both matters involve the wholly owned subsidiary, Climax Portable Machine Tools, Inc. In regards to the sales tax matter, Climax is domiciled in the state of Oregon, a state that imposes no tax on sales originating there. In fiscal 2003, management determined that Climax does have an obligation to collect and remit sales taxes in certain other jurisdictions, which it had not previously done. Climax has now completed agreements with several states with respect to its sales tax obligations and believes this matter is concluded. In fiscal 2003, the Company recorded a $150,000 charge related to this matter.

In regards to the real estate sale, Climax sold idle real estate for a total consideration of $760,000, comprised of $128,000 in cash and a note receivable for $632,000. The note bears interest at 6% per annum and matures on May 1, 2007. Interest payments are due in quarterly installments and a principal payment of $32,000 is due annually. At May 31, 2005 and 2004 the balance outstanding on the note was $569,000 and $601,000, respectively. The amount is recorded in other assets on the balance sheet.

11. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options:

The Company has adopted various option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. These plans authorize grants of options to purchase up to 2,260,000 shares of authorized but unissued common stock. Pursuant to these various option plans, the Company has granted 1,216,000 options to purchase common stock to officers, directors and key employees at prices equal to or greater than the market value of the common stock on the date of grant that are outstanding at May, 31, 2005. The exercise price, terms and other conditions applicable to each option granted under the Company’s plans are generally determined by the Compensation Committee at the time of grant of each option and may vary. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant.

In addition to the options granted under the option plans discussed above, the Company’s chief executive officer was granted options to purchase 200,000 shares of common stock at a price of $3.625 per share upon joining the Company in 1998. Such grant was subject to a vesting schedule based on stock performance measures which provided that one third of the options vest upon the sustained achievement of average stock prices of $7.00, $10.50, and $14.00 per share. The first standard was met near the end of May 2002, when the price of The Company’s stock was $9.15 per share. Consequently, at that time, the Company was required to recognize a non-cash G&A compensation charge associated with one third of the options totaling $368,000 (approximately $0.03 per share, net of tax).

In July 2002, the Board of Directors modified the vesting requirements of the remaining 133,333 performance based options held by the chief executive officer as well as 20,000 performance based options held by an officer of one of the Company’s subsidiaries. The modification causes the remaining options to vest on May 31, 2008 unless earlier vesting occurs, in the case of the chief executive officer, as a result of the achievement of the $10.50 and $14.00 stock-price hurdles described above. The modification allowed the Company to fix the amount of the future non-cash G&A compensation expense associated with the remaining options to $750,000 and to recognize the charge against earnings ratably over a six-year period, unless otherwise

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accelerated by the achievement of the performance hurdles. In April 2004 the $10.50 stock-price hurdle was achieved resulting in the accelerated vesting of 66,667 shares of the chief executive officer’s remaining 133,333 options. As a result, the Company accelerated the recognition of an additional $219,000 in non-cash G&A compensation expense in addition to the scheduled $125,000 in fiscal 2004.

In August 2004, the final stock-price hurdle of $14.00 was achieved resulting in the accelerated vesting of the remaining 66,666 options. As a result, the Company recorded the remaining $219,000 associated with the chief executive officer’s options in the 1st quarter of fiscal 2005.

In connection with an extension of the employment agreement between the Company and its Chief Executive Officer (“CEO”) in January 2005, the CEO was given the right to be issued options to acquire up to an additional 400,000 shares of the Company’s common stock over the next four years as replacement for the exercise of any pre-existing options. The number of options to be issued in any calendar year is, generally, limited to 100,000. In fiscal 2005, 12,000 of replacement options were issued to replace options exercised by the CEO. All grants of replacement options have an exercise price equal to the market value of the Company’s stock on the date of the new grant and the replacement options vest ratably over four years.

Transactions under all plans are summarized below:

	Fiscal Years Ended May 31,
	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Shares under option, beginning of year	1,286,000	$5.06	1,284,000	$4.04	1,277,000	$3.41
Changes during the year:
Granted	429,000	$15.95	201,000	$10.11	134,000	$8.96
CEO Performance Options	—	$—	—	$—	133,000	$3.63
Exercised	(208,000)	$4.40	(187,000)	$3.34	(250,000)	$3.00
Canceled	(13,000)	$10.39	(12,000)	$7.12	(10,000)	$7.44

Shares under option, end of year	1,494,000	$8.23	1,286,000	$5.06	1,284,000	$4.04
Exercisable at end of year	992,000	$4.84	993,000	$4.20	1,074,000	$3.77

Available for future grant	1,044,000		439,000		440,000

Weighted average grant-date fair value of options granted during year	$3.28		$2.14		$2.36

For options outstanding at May 31, 2005, the range of exercise prices and remaining contractual lives are as follows:

Range of Exercise Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$1.94 to $2.75	89,000	$2.32	4.9
$3.12 to $3.50	195,000	$3.45	3.6
$3.56 to $4.00	443,000	$3.71	3.7
$5.15 to $9.00	278,000	$7.50	7.3
$10.80 to $13.92	86,000	$13.66	9.0
$15.40 to $19.38	403,000	$16.17	9.4

	1,494,000	$8.23	6.3

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Plan:

In September 2004, the Company executed a Restricted Stock Award Agreement with its President and Chief Operating Officer. The Agreement awards up to 15,000 shares of restricted stock which may vest upon the achievement of specific financial targets related to earnings before interest and taxes for the years 2005, 2006 and 2007. For fiscal 2005, 2,500 shares of restricted stock vested and the Company recognized non-cash compensation expense of $50,000.

Employee Benefit Plans:

Under the Team, Inc. Salary Deferral Plan, contributions are made by qualified employees at their election and matching Company contributions are made at specified rates. Company contributions in fiscal 2005, 2004 and 2003, were $737,000, $383,000, and $363,000, respectively and are included in selling, general, and administrative expenses.

12. COMMITMENTS AND CONTINGENCIES

Loss Contingencies

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery for approximately $40 million in property damages from an explosion and fire originating at a valve which the Company’s personnel were attempting to seal in order to prevent a leak. The venue of the case has been moved to Live Oak County, Texas. Liability is being contested and other parties appear to have primary responsibility for the fire and explosion. The Company is unable to estimate the range of possible losses with respect to this claim. However, the Company believes it is insured against any significant loss with both primary and excess liability insurance. However, coverage from the $1 million primary policy is disputed and a defense is being provided by the carrier subject to a reservation of rights. In connection with the dispute of coverage, the Company has filed an action styled Team Industrial Services, Inc. v. American Safety Indemnity Company et. al. in the 149th Judicial District Court of Brazoria County, Texas, Cause number 28,400.

In June 2004, Ultramar Diamond Shamrock Corporation made demand on Team Industrial Services, Inc. for indemnity from claims asserted against Ultramar Diamond Shamrock Corporation in Linda Alapisco, et al v. Ultramar Diamond Shamrock Corporation, et al, Cause No. L-030085, in the 156th District Court of Live Oak County, Texas. This suit seeks unspecified damages for the 250 individuals identified in the petition for injuries resulting from alleged exposure to toxic chemicals released as a result of the explosion and fire at the Diamond Shamrock facility. This demand has been turned over to the general liability insurance carrier which is defending the claim subject to a reservation of rights letter.

The Company’s umbrella policy has limits of coverage of $25,000,000 and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted in both matters referred to above. However, the excess carrier has sent a reservation of rights letter to the Company to which the Company has responded. The Company believes that both the primary and excess carriers have coverage for the claims asserted.

In November of 2004, the Company participated in a turnaround at a refinery facility of a major customer which has resulted in a claim being made by that customer against the Company. The customer has alleged that the Company’s work resulted in damage to a vessel flange that required further repairs that delayed the re-commencement of the refinery’s production. The customer has submitted a demand for $1.8 million dollars in damages (which includes an alleged $1.5 million of damages for lost production). The parties have reached an

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement in principle to settle the dispute. The parties are in the process of documenting the agreement in principle which includes an adjustment on the project billing in favor of the customer in the amount of $300,000, pricing discounts to the customer on future work totaling $300,000 and a renegotiation of certain contract terms. The Company has recorded the loss in fiscal 2005 based on the terms of the agreement in principle.

In August of 2005, the Company was served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. Mr. Lescroart is on the Board of Directors of the Company. Apparently, the dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. Subsequently, all of the outstanding stock of Thermal Solutions, Inc. was acquired by the Company in April of 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July of 2003. The plaintiff claims damages in excess of $1,000,000. The Company does not believe that it has any legal liability under the allegations of the suit and, further, believes it is protected under the terms of the Stock Purchase Agreement related to the acquisition. Additionally, the Company believes that the director and officer insurance carrier of Thermal Solutions, Inc. will defend the Company’s interest in the matter.

The Company and certain subsidiaries are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of management, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on the Company’s consolidated financial statements.

Lease Commitments

The Company’s operating leases relate to facilities and transportation and other equipment which are leased over terms ranging from one to five years with typical renewal options and escalation clauses. Total rent expense under operating leases charged against earnings were $5,606,000, $3,428,000 and $3,294,000 in 2005, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending May 31,	Operating Leases
2006	6,603,000
2007	4,683,000
2008	2,888,000
2009	1,313,000
2010	366,000
Thereafter	903,000

Total minimum payments	$16,756,000

13. COMMON STOCK

During fiscal 2004 and 2003, the Company reacquired 50,000 and 309,788 shares, respectively, pursuant to an approved, open market repurchase plan at an average price of $7.89 and $6.73 per share, in 2004 and 2003, respectively. No shares were reacquired during fiscal 2005. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity of common shares outstanding for the years ended May 31, 2005, 2004 and 2003:

	Common Stock Issued	Treasury Stock	Shares Outstanding
No. of shares, May 31, 2002	8,331,132	(658,520)	7,672,612
Shares issued for director fees	6,630	—	6,630
Exercise of stock options	249,750	—	249,750
Shares repurchased	—	(309,788)	(309,788)

No. of shares, May 31, 2003	8,587,512	(968,308)	7,619,204
Shares issued for director fees	7,500	—	7,500
Shares issued for business acquisition	288,413	—	288,413
Exercise of stock options	186,825	—	186,825
Shares repurchased	—	(50,000)	(50,000)

No. of shares, May 31, 2004	9,070,250	(1,018,308)	8,051,942
Shares issued for director fees	3,708	—	3,708
Exercise of stock options	185,784	—	185,784

No. of shares, May 31, 2005	9,259,742	(1,018,308)	8,241,434

14. INDUSTRY SEGMENT INFORMATION

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that the Company disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has identified two reportable segments: industrial services and equipment sales and rentals. Reportable segments were identified based on differences in products and services. The industrial services segment includes services consisting of leak repair, hot tapping, emissions control monitoring, field machining, and mechanical inspection. The industrial services segment is the aggregation of two of the Company’s operating segments, TMS and TCM. The equipment sales and rental segment consists of the Climax business. Corporate and other include financing and certain employee costs, other general corporate income and expenses and other expenses not allocated to the reportable segments.

The industrial services segment has materially changed for fiscal 2005 as a result of the Company’s acquisition of Cooperheat and TSI. There have been no changes in the basis of measuring segment profit or loss during fiscal 2005.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest and taxes. Inter-segment sales are eliminated in the operating measure used by the Company to evaluate segment performance, and this has been eliminated in the following schedule. Interest expense is not allocated to the segments. No single customer accounts for more than 10% of consolidated revenues.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about business segments for the fiscal years ended May 31, 2005, 2004 and 2003 is set forth below:

Fiscal Year ended May 31, 2005

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$193,035,000	$16,010,000	$—	$209,045,000

Operating income	19,285,000	1,469,000	(9,737,000)	11,017,000
Interest expense	—	—	2,957,000	2,957,000
Other expense	—	—	—	—

Earnings before income taxes	$19,285,000	$1,469,000	$(12,694,000)	$8,060,000

Depreciation and amortization	$4,770,000	$720,000	$825,000	$6,315,000

Capital expenditures	$3,806,000	$518,000	$424,000	$4,748,000

Identifiable assets	$122,314,000	$13,939,000	$7,073,000	$143,326,000

Fiscal Year ended May 31, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$94,546,000	$13,123,000	$—	$107,669,000

Operating income	13,953,000	1,230,000	(5,432,000)	9,751,000
Interest expense	—	—	519,000	519,000
Other expense	—	10,000	—	10,000

Earnings before income taxes	$13,953,000	$1,220,000	$(5,951,000)	$9,222,000

Depreciation and amortization	$1,774,000	$623,000	$495,000	$2,892,000

Capital expenditures	$2,917,000	$408,000	$5,000	$3,330,000

Identifiable assets	$56,131,000	$13,056,000	$5,209,000	$74,396,000

Fiscal Year ended May 31, 2003

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$81,122,000	$10,754,000	$—	$91,876,000

Operating income	12,012,000	753,000	(4,871,000)	7,894,000
Interest expense	—	—	601,000	601,000
Other expense	—	150,000	—	150,000

Earnings before income taxes	$12,012,000	$603,000	$(5,472,000)	$7,143,000

Depreciation and amortization	$1,539,000	$605,000	$411,000	$2,555,000

Capital expenditures	$1,619,000	$303,000	$115,000	$2,037,000

Identifiable assets	$36,560,000	$11,386,000	$4,278,000	$52,224,000

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating income of the equipment sales and rental segment includes $186,000, $65,000, and $56,000, of equity in earnings of the Company’s equity investment for fiscal years 2005, 2004, and 2003, respectively.

Revenues from and long-lived assets in the United States and other countries are as follows:

FY 2005	Total Revenues	Total Assets
United States	$182,037,000	$130,829,000
Canada	12,149,000	8,006,000
Other foreign countries	14,859,000	4,491,000

	$209,045,000	$143,326,000

FY 2004	Total Revenues	Total Assets
United States	$95,167,000	$70,675,000
Canada	1,564,000	1,067,000
Other foreign countries	10,938,000	2,654,000

	$107,669,000	$74,396,000

FY 2003	Total Revenues	Total Assets
United States	$84,111,000	$50,133,000
Canada	—	—
Other foreign countries	7,765,000	2,091,000

	$91,876,000	$52,224,000

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the fiscal years ended May 31, 2005, and 2004.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,157,000	$51,835,000	$56,291,000	$67,762,000

Operating income	$688,000	$3,138,000	$2,869,000	$4,322,000

Earnings before income taxes	$434,000	$2,334,000	$1,963,000	$3,329,000

Net income	$269,000	$1,447,000	$1,277,000	$1,795,000

Net income per share:
Basic	$0.03	$0.18	$0.16	$0.22

Diluted	$0.03	$0.16	$0.14	$0.20

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,918,000	$25,807,000	$25,137,000	$31,807,000

Operating income	$2,363,000	$2,765,000	$1,711,000	$2,912,000

Earnings before income taxes	$2,218,000	$2,456,000	$1,594,000	$2,954,000

Net income	$1,362,000	$1,552,000	$980,000	$1,882,000

Net income per share:
Basic	$0.18	$0.20	$0.13	$0.24

Diluted	$0.17	$0.19	$0.12	$0.22

On August 11, 2004, the Company acquired Cooperheat in a transaction accounted for as a purchase. See note 2.

On April 15, 2004, the Company acquired TSI in a transaction accounted for as a purchase. See note 2.

The sum of earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing weighted average number of shares for the respective period.

That first quarter of 2005 was significantly impacted by the deferral of major maintenance activities by certain customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements concerning accounting and financial disclosures with the Company’s independent accountants within the past two years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive and financial officer concluded that, as of May 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during our fourth quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

The Company’s management, including its principal executive and financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting are subject to risks.

PART III

The information contained in Items 10, 11, 12, 13 and 14 of Part III has been omitted from this Report on Form 10-K since the Company will file, not later than 120 days following the close of its fiscal year ended May 31, 2005, its definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Comparison of Total Shareholders’ Return.”

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

     3. Exhibits

Exhibit Number
3.1*	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999

3.2*	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1*	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

Exhibit Number
10.1*#	Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

10.2*	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.3*#	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004. (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2004.)

10.4*#	First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 1996).

10.5*#	First Amendment to Employment Agreement by and between Philip J. Hawk and Team, Inc. effective October 1, 2001 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.6*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.7*#	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.8*#	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.9*#	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.10*#	Stock Purchase Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.11*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.12*	Stock Purchase Agreement by and between Team, Inc. and Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company’s Current Report on Form 8-K filed June 8, 1998).

10.13*#	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2004.)

10.14*#	Exchange Agreement by and among E. Patrick Manuel, B. Dal Miller and Team, Inc. dated July 5, 2001 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.15*	Credit Agreement dated August 28, 1998 among Team, NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed September 9, 1998).

Exhibit Number
10.16*	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).
10.17*	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).
10.18*	Amendment No. 9 dated as of April 15, 2004 among Registrant, Bank of America, N.A., successor by merger to NationsBank, N.A., and the financial institutions named therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2004).
10.19*	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).
10.20*	Credit Agreement dated August 11, 2004 among Team, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2004).
10.21*#	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2004).
10.22*#	Consulting agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2004).
10.23*#	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (Filed as Exhibit 10.1 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).
10.24*#	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (Filed as Exhibit 10.2 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).
10.25*	Amendment to Credit Agreement dated April 12, 2005 among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto. (Filed as Exhibit 10.3 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).
14.1*	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2003).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the respective filing identified above.
#	Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(b) Reports on Form 8-K.

The Company filed three (3) reports on form 8-K during the fourth quarter. Two covering press releases announcing its earnings for the quarter ended February 28, 2005, dated April 7, 2005 and April 13, 2005, and one covering the CEO’s plan to exercise 400,000 shares of vested stock options prior to their expiration in 2008, dated April 26, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 15, 2005.

Team, Inc.

By:	/s/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	August 15, 2005

/s/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 15, 2005

/s/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 15, 2005

/s/ E. THEODORE LABORDE (E. Theodore Laborde)	Director	August 15, 2005

/s/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 15, 2005

/s/ E. PATRICK MANUEL (E. Patrick Manuel)	Director	August 15, 2005

/s/ LOUIS A. WATERS (Louis A. Waters)	Director	August 15, 2005

/s/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 15, 2005

/s/ TED W. OWEN (Ted W. Owen)	Senior Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 15, 2005

EXHIBIT INDEX

Exhibit Number
3.1*	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

3.2*	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1*	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1*#	Employment Agreements and Consulting and Salary Continuation Agreements between the Company and certain of its executive officers (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988, as Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as amended by Form 8 dated October 19, 1989, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990).

10.2*	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.3*#	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004. (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2004.)

10.4*#	First Amendment to the Consulting and Salary Continuation Agreement by and between Team, Inc. and George W. Harrison dated December 24, 1990 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 1996).

10.5*#	First Amendment to Employment Agreement by and between Philip J. Hawk and Team, Inc. effective October 1, 2001 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.6*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.7*#	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.8*#	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.9*#	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.10*#	Stock Purchase Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.11*#	Incentive Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

Exhibit Number
10.12*		Stock Purchase Agreement by and between Team, Inc. and Houston Post Oak Partners, Ltd. Dated June 9, 1998 (filed as a exhibit to the Company’s Current Report on Form 8-K filed June 8, 1998).

10.13*#		1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2004.)

10.14*#		Exchange Agreement by and among E. Patrick Manuel, B. Dal Miller and Team, Inc. dated July 5, 2001 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.15*		Credit Agreement dated August 28, 1998 among Team, NationsBank, N.A. and various Financial Institutions named in the Credit Agreement (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed September 9, 1998).

10.16*		Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.17*		Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.18*		Amendment No. 9 dated as of April 15, 2004 among Registrant, Bank of America, N.A., successor by merger to NationsBank, N.A., and the financial institutions named therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.19*		Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.20*		Credit Agreement dated August 11, 2004 among Team, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2004).

10.21*#		Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2004).

10.22*#		Consulting agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2004).

10.23	*#	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (Filed as Exhibit 10.1 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).

10.24	*#	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (Filed as Exhibit 10.2 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).

10.25	*	Amendment to Credit Agreement dated April 12, 2005 among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto. (Filed as Exhibit 10.3 to the Company quarterly report on Form 10-Q for the quarter ended February 28, 2005).

14.1*		Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10K for the fiscal year ended May 31, 2003).

Exhibit Number

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm– KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the respective filing identified above.
#	Management contracts and/or compensation plans required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.