Form 10-Q
period 2005-08-31
TEAM INC
filed 2005-10-17
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On October 14, 2005, there were 8,358,010 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,561,000	$3,993,000
Receivables, net of allowance of $1,404,000 and $1,275,000	56,781,000	62,269,000
Inventories	12,560,000	12,394,000
Deferred income taxes	1,114,000	1,114,000
Prepaid expenses and other current assets	4,546,000	1,241,000

Total Current Assets	77,562,000	81,011,000

Property, plant and equipment, net of accumulated depreciation of $25,735,000 and $24,529,000	29,381,000	28,770,000

Intangible assets, net of accumulated amortization of $354,000 and $292,000	896,000	958,000

Goodwill, net of accumulated amortization of $922,000	29,404,000	29,404,000

Other assets, net	3,189,000	3,183,000

Total Assets	$140,432,000	$143,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,085,000	$3,835,000
Accounts payable	6,232,000	11,209,000
Other accrued liabilities	13,092,000	14,498,000
Insurance note payable	1,923,000	—
Income taxes payable	1,934,000	2,380,000

Total Current Liabilities	27,266,000	31,922,000

Deferred income taxes	2,258,000	2,038,000
Long-term debt	60,043,000	59,907,000
Other long-term liabilities	130,000	144,000

Total Liabilities	89,697,000	94,011,000

Minority interest	419,000	373,000
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,348,070 and 9,259,742 shares issued at August 31, 2005 and May 31, 2005, respectively	2,804,000	2,778,000
Additional paid-in capital	41,390,000	40,724,000
Retained earnings	10,845,000	10,296,000
Accumulated other comprehensive gain	309,000	176,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	50,316,000	48,942,000

Total Liabilities and Stockholders’ Equity	$140,432,000	$143,326,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,
	2005	2004
Revenues	$57,884,000	$33,157,000
Operating expenses	39,017,000	21,823,000

Gross margin	18,867,000	11,334,000
Selling, general and administrative expenses	16,890,000	10,423,000
Non-cash G&A compensation cost	4,000	223,000

Operating income	1,973,000	688,000
Interest expense, net	1,072,000	254,000

Earnings before income taxes	901,000	434,000
Provision for income taxes	352,000	165,000

Net income	$549,000	$269,000

Net income per common share:
Basic	$0.07	$0.03

Diluted	$0.06	$0.03

Weighted average number of shares outstanding:
Basic	8,266,000	8,065,000

Diluted	9,122,000	8,905,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$549,000	$269,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,619,000	1,165,000
Amortization of deferred financing costs	103,000	37,000
Allowance for doubtful accounts	129,000	56,000
Equity in earnings of unconsolidated subsidiary and other	(41,000)	(39,000)
Non-cash G&A compensation cost	4,000	223,000
Change in assets and liabilities
(Increase) decrease:
Accounts receivable	5,359,000	3,232,000
Inventories	(166,000)	(24,000)
Prepaid expenses and other current assets	(3,253,000)	(1,547,000)
Income tax receivable	—	1,506,000
Increase (decrease):
Accounts payable	(4,977,000)	(1,118,000)
Accrued liabilities	(1,360,000)	(2,061,000)
Income taxes payable	(136,000)	(619,000)

Net cash provided by (used in) operating activities	(2,170,000)	1,080,000

Cash Flows From Investing Activities:
Capital expenditures	(1,874,000)	(1,356,000)
Net additions to rental and demo machines	(200,000)	(200,000)
Business acquisitions, net of cash acquired	—	(33,706,000)
Decrease in other assets, net	209,000	38,000

Net cash used in investing activities	(1,865,000)	(35,224,000)

Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	1,140,000	31,556,000
Proceeds from term notes	—	25,000,000
Repayment of term and mortgage notes	(768,000)	(18,630,000)
Loan financing fees	—	(1,562,000)
Insurance note borrowings	2,340,000	1,339,000
Insurance note payments	(417,000)	(318,000)
Issuance of common stock	308,000	248,000

Net cash provided by financing activities	2,603,000	37,633,000

Net increase (decrease) in cash and cash equivalents	(1,432,000)	3,489,000
Cash and cash equivalents at beginning of period	3,993,000	2,019,000

Cash and cash equivalents at end of period	$2,561,000	$5,508,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$959,000	$259,000

Income taxes	$550,000	$307,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	Method of Presentation

General

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2005 is derived from the May 31, 2005 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.’s (“the Company”) annual report on Form 10-K for the fiscal year ended May 31, 2005.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standard will have a material impact on the Company’s financial position or operating results.

Stock-Based Compensation

The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transitions and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended August 31, 2005 and August 31, 2004, respectively: risk-free interest rate of 3.9% and 2.7%; volatility factor of the expected market price of the Company’s common stock of 27.8% and 21.9%; expected dividend yield percentage of 0.0% for each period; and a weighted average expected life of the option of three years for each period.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended August 31,
	2005	2004
Net income, as reported	$549,000	$269,000
Add stock based employee compensation expense included in reported net income, net of tax	3,000	147,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(145,000)	(69,000)

Pro forma net income	$407,000	$347,000

Earnings per share, as reported - basic	$0.07	$0.03

Pro forma earnings per share—basic	$0.05	$0.04

Earnings per share, as reported - diluted	$0.06	$0.03

Pro forma earnings per share—diluted	$0.04	$0.04

2.	Acquisitions

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

Pro forma data (unaudited)
Three months ended August 31, 2004
Revenues	$44,766,000
Net income (loss)	$(1,859,000)
Earnings per share:
Basic	$(0.23)
Diluted	$(0.21)

3.	Dividends

No dividends were paid during the three months ended August 31, 2005 or August 31, 2004. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

4.	Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period.

Options to purchase 30,000 and 177,000 shares of common stock were outstanding during the three-months ended August 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

5.	Receivables

Receivables consist of:

	August 31, 2005	May 31, 2005
Trade accounts receivable	$53,058,000	$60,075,000
Unbilled revenues	4,564,000	3,027,000
Other receivables, primarily employee receivables	563,000	442,000
Allowance for doubtful accounts	(1,404,000)	(1,275,000)

Total	$56,781,000	$62,269,000

6.	Inventories

Inventories consist of:

	August 31, 2005	May 31, 2005
Raw materials	$1,433,000	$1,477,000
Work in progress	580,000	482,000
Finished goods	10,547,000	10,435,000

Total	$12,560,000	$12,394,000

7.	Long-term debt

Long-term debt consists of:

	August 31, 2005	May 31, 2005
Credit Facility:
Revolving loan	$41,967,000	$40,827,000
Term and mortgage notes	22,000,000	22,750,000
Auto loans	161,000	165,000

	64,128,000	63,742,000
Less current portion	4,085,000	3,835,000

Total	$60,043,000	$59,907,000

On October 5, 2005, the Company amended the credit agreement with its banks to, among other things, increase the allowable debt to EBITDA ratio at August 31, 2005 and thereafter. The amended agreement requires that the debt to EBITDA ratio be no greater than 4.0 to 1 at August 31, 2005, 3.75 to 1 at November 30, 2005, 3.25 to 1 at February 28, 2006 and 3.0 to 1 at the end of each quarter thereafter. The Company is in compliance with the amended covenants at August 31, 2005.

8.	Industry Segment Information

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

Three months ended August 31, 2005

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$54,152,000	$3,732,000	$—	$57,884,000

Operating income	4,520,000	288,000	(2,835,000)	1,973,000
Interest expense, net	—	—	1,072,000	1,072,000

Earnings before income taxes	$4,520,000	$288,000	$(3,907,000)	$901,000

Depreciation and amortization	$1,237,000	$191,000	$294,000	$1,722,000

Capital expenditures	$1,400,000	$138,000	$336,000	$1,874,000

Identifiable assets	$120,212,000	$13,829,000	$6,391,000	$140,432,000

Three months ended August 31, 2004

	Industrial Services	Equipment Sales & Rentals	Corporate & Other	Total
Revenues	$29,790,000	$3,367,000	$—	$33,157,000

Operating income	1,925,000	156,000	(1,393,000)	688,000
Interest expense, net	—	—	254,000	254,000

Earnings before income taxes	1,925,000	156,000	(1,647,000)	434,000

Depreciation and amortization	935,000	168,000	99,000	1,202,000

Capital expenditures	1,215,000	47,000	94,000	1,356,000

Identifiable assets	$97,550,000	$13,008,000	$5,443,000	$116,001,000

Revenues from and long-lived assets in the United States and other countries are as follows:

Three months ended August 31, 2005

	Total Revenues	Total Assets
United States	$49,500,000	$125,448,000
Canada	4,180,000	9,337,000
Other foreign countries	4,204,000	5,647,000

	$57,884,000	$140,432,000

Three months ended August 31, 2004

	Total Revenues	Total Assets
United States	$29,708,000	$104,245,000
Canada	1,321,000	6,934,000
Other foreign countries	2,128,000	4,822,000

	$33,157,000	$116,001,000

9.	Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income is as follows:

	Three Months Ended August 31,
	2005	2004
Net income	$549,000	$269,000
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax provision	133,000	(32,000)

Comprehensive income	$682,000	$237,000

10.	Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment at August 31, 2005 and May 31, 2005 is as follow:

Reporting Segments:
Industrial Services	$26,452,000
Equipment Sales and Rental	2,952,000

Total	$29,404,000

There are two reporting units of the industrial services segment for purposes of the FASB Statement No. 142 impairment test – Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). All of the Industrial Services goodwill is attributable to TCM as a result of business acquisitions and the annual goodwill impairment test is performed at the TCM unit level. The Equipment Sales and Rental goodwill is solely attributable to Climax. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the three months ended August 31, 2005 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Intangible assets subject to amortization are as follows:

	August 31, 2005	May 31, 2005
Non-compete agreement	1,250,000	1,250,000
Less accumulated amortization	354,000	292,000

Intangibles, net	$896,000	$958,000

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144. Included in intangible assets is a non-compete agreement with an assigned value of $1,250,000 associated with the purchase of Thermal Solutions, Inc. Amortization expense for the 3 months ended August 31, 2005 and 2004 was $62,000 for both periods. Estimated amortization expense based on intangibles as of August 31, 2005 is $188,000 for the remaining nine months of fiscal 2006, $250,000 for fiscal years 2007 and 2008, and $208,000 for fiscal year 2009.

11.	Common Stock and Additional Paid-In Capital

The following schedule summarizes the changes in common stock and additional paid-in capital:

	Common Stock	Additional Paid-In Capital
Balance at May 31, 2005	$2,778,000	$40,724,000
Shares issued	1,000	69,000
Exercise of stock options	25,000	283,000
Tax benefit from exercise of stock options	—	310,000
Non cash compensation	—	4,000

Balance at August 31, 2005	$2,804,000	$41,390,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2005.

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

The operations of the industrial services segment consist of into two related segments—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). TMS comprises Team’s previously existing mechanical services offerings (leak repair, hot tapping, field machining, technical bolting, field valve repair and fugitive emissions monitoring). TCM comprises field heat treatment and NDE inspection services. For reporting purposes, we aggregate the TMS and TCM segments because of their similar economic characteristics.

We believe the domestic market for our services is principally dictated by the population of process piping systems in industrial plants and facilities. On balance, we believe total demand for the services we offer in these markets does not change significantly. It can be characterized as flat, but steady. However, the timing of demand certainly can change in the short-term as plants accelerate or defer maintenance and project activities due to their own economic environment. We believe, therefore, that our growth has been as a result of capturing market share in the services we offer.

The Company conducts a significant portion of its business through branch locations along the United States Gulf Coast, from Mobile, Alabama to Corpus Christi, Texas. Routine operations in virtually all of these locations, including the corporate headquarters in Alvin, Texas, were disrupted to some extent by Hurricanes Katrina (land fall of August 29, 2005) and Rita (land fall of September 24, 2005). As plants return to operations, however, we would expect additional project related work associated with start-up activities. At present, we are unable to determine whether the overall impact of these natural disasters will be positive or negative on our business outlook over the remainder of the current fiscal year.

As a context for the discussion below, the results of operations of the Company in the current fiscal quarter have been significantly impacted, as compared to last year’s first quarter, by the acquisition of the business of Cooperheat-MQS, Inc., (“Cooperheat”) in August 2004.

As previously disclosed, a significant corporate initiative during the first quarter of fiscal 2006 was the completion of documentation and testing of our internal controls over financial reporting for the year ended May 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Total cost incurred in the first quarter of 2006 to complete SOX documentation and testing with respect to 2005 was $900 thousand, which is consistent with our previously disclosed estimate.

On October 5, 2005, the Company amended the credit agreement with its banks to, among other things; increase the allowable debt to EBITDA ratio at August 31, 2005 and thereafter. The amended agreement requires that the debt to EBITDA ratio be no greater than 4.0 to 1 at August 31, 2005, 3.75 to 1 at November 30, 2005, 3.25 to 1 at February 28, 2006 and 3.0 to 1 at the end of each quarter thereafter. The Company is in compliance with the amended covenants at August 31, 2005.

Results of Operations

Three Months Ended August 31, 2005 Compared To Three Months Ended August 31, 2004

The Company reports results for two business segments—1) industrial services and 2) equipment sales and rentals, (“Climax”). Industrial services are the aggregate of the TCM and TMS segments. The Company measures the results of those segments using the metric, “operating income”, which excludes all costs for interest and income taxes, which we consider corporate costs and are not allocated to these business segments. We believe that operating income is an appropriate performance measure to discuss since it allows investors to consider our operating performance without regard to financial leverage and capital structure.

The following sets forth the components of revenue and operating income for the three months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended August 31,		Increase
	2005	2004	$	%
Revenues:
Industrial services
TMS	$24,407	$19,256	$5,151	27%
TCM	29,745	10,534	19,211	182%

Total industrial services	54,152	29,790	24,362	82%
Equipment sales & rentals	3,732	3,367	365	11%

Total revenues	$57,884	$33,157	$24,727	75%

Gross margin:
Industrial services	17,283	9,991	$7,292	73%
% of revenue	32%	34%
Equipment sales & rentals	1,584	1,343	$241	18%
% of revenue	42%	40%

	$18,867	$11,334	$7,533	66%

% of revenue	33%	34%
S, G & A expenses
Industrial services	12,763	8,066	$4,697	58%
Equipment sales & rentals	1,296	1,187	$109	9%
Corporate costs	2,835	1,393	$1,442	104%

	$16,894	$10,646	$6,248	59%

% of revenue	29%	32%
Operating income	1,973	688	$1,285	187%

Operating income comprised of:
Segment operating income:
Industrial services	$4,520	$1,925	$2,595	135%
% of revenue	8%	6%
Equipment sales & rentals	288	156	132	85%
% of revenue	8%	5%

	4,808	2,081	2,727	131%

% of revenue	8%	6%
Less corporate costs:
Corporate G & A	(2,835)	(1,393)	(1,442)	104%

Total operating income	$1,973	$688	$1,285	187%

% of revenue	3%	2%

Industrial Services Segment—Segment operating income was $4.5 million for the quarter, up 135% from the prior year quarter. Segment operating income as a percent of revenue was 8%, up 2 percentage points from the prior year quarter. Total industrial services revenues were $54.2 million in the current fiscal quarter, versus $29.8 million in the same quarter last year. Approximately 13% of industrial services revenues in the current year quarter are from foreign operations, primarily in Canada (8%) and the South America/Caribbean basin (5%). In last year’s quarter, only about 8% of industrial service revenues were foreign sourced. Of the $24.4 million in revenue growth, approximately $11.0 million is associated with the acquisition of Cooperheat and $13.4 is from organic growth.

Revenues and Gross Margins—Revenues for TMS increased $5.2 million or 27% over the three months ended August 2004. Nearly all TMS service lines contributed to this growth. On stream services (leak repair, hot tapping, and fugitive emissions monitoring) grew 16% over last year. Turnaround related services, (field machining, bolting and field valve repair) increased by over 60% from a very weak base last year. Last year’s quarter was characterized by a depressed market for turnaround activity during the summer of 2004 as a result of deferral of projects due to high refining margins.

TCM revenue growth of $19.2 million includes $11.0 million associated with the inclusion of the Cooperheat business for the full period in 2005, and $8.2 million of organic growth, or a 38% increase on a pro forma basis. The organic growth reflects the continuing rebound of the former Cooperheat business unit from its depressed revenue levels while operating in bankruptcy prior to its acquisition by Team.

The first quarter of the year is characterized by seasonally weak revenues, relative to the remainder of the fiscal year, due to a general lack of turnaround activities in the summer months. This particularly impacts the TCM business as the market for field heat treat services, in particular, is predominantly tied to the spring and fall turnaround seasons. To illustrate, on a sequential quarterly basis, TCM first quarter revenues were down 16% from the fourth quarter of Fiscal 2005, while TMS revenues were down 9% from the fourth quarter of fiscal 2005.

Lower gross margin percentages in the first quarter of the current fiscal year (32%) versus last year’s quarter (34%) primarily reflect the impact of the Cooperheat MQS acquisition. TCM operations, which earned a 27% gross margin in the current year quarter, comparable to the same quarter last year are a significantly larger portion of the combined industrial services business segment. TMS operations earned a margin of 38% in the quarter, which was consistent with last year’s quarter, and significantly improved (by three percentage points) from the fourth quarter of the fiscal year ended May 31, 2005, due to improved job executions. TCM’s lower gross margin versus TMS is due to relatively higher labor and indirect costs as a percentage of sales.

Selling General, and Administrative Expenses (Industrial Services Segment)—With respect to segment selling, general and administrative expenses (“SG&A”), of the total increase of $4.7 million, $3.8 million is associated with the additional field operations of the TCM acquired businesses. The remainder of the increase in SG&A ($0.9 million) primarily reflects increases in costs to support the organic growth of the industrial services business segment. As a percentage of revenues, SG&A improved to 24% in the current year quarter from 27% in last year’s quarter.

Equipment Sales and Rental Segment—Revenues of Climax were $3.7 million versus $3.4 million in the prior year quarter, an 11% increase. The increase in revenues results from the continued higher penetration of sales into European and Asian markets, which accounted for 35% of revenues in this year’s quarter, versus 27% in the same period last year. Operating income for Climax improved by $132 thousand over last year’s quarter due to the overall growth in revenues.

Corporate— Total corporate costs were $2.8 million in the current quarter, versus $1.4 million in the first quarter of last year. The increase of $1.4 million includes $900 thousand in costs related to Sarbanes-Oxley Section 404 compliance (“SOX”) associated with the year ended May 31, 2005, which is consistent with our previously disclosed expectations, as well as additional costs to support the acquired business.

Interest— Total interest expense was $1.1 million in the first quarter of fiscal 2006 as compared to $0.3 million in last year’s quarter. This increase is directly associated with the additional borrowings to fund the acquisition of Cooperheat (August 2004), as well as the growth in working capital since the acquisition as compared to last year’s quarter and as a result of generally increasing interest rates. See also the discussion of liquidity and capital resources below.

Taxes— The provision for income taxes was $0.4 million on pretax income of $0.9 million for first quarter of fiscal 2006. The effective tax rate for the year was 39% compared to 38% in the first quarter of fiscal 2005. The rate differential is due to higher taxable income in foreign locations, principally Canada.

Liquidity and Capital Resources

Financing for the Company’s operations is provided by an $80 million credit facility, consisting of a $55 million revolving loan and a $25 million term facility. The facility originated in August 2004 and provided the financing for the Cooperheat acquisition. The facility matures in August 2009. The term facility requires mandatory principal reductions of $3 million in 2005, $4 million in 2006 and $6 million in each of years 2007 through 2009. Borrowings on the facility are generally at LIBOR (which was approximately 3.7% at August 31, 2005) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. Initially, the margin was 225 basis points above the LIBOR rate, but will increase to 250 basis points as a result of an amendment to the credit facility executed on October 5, 2005. Among other things, the amendment increases the allowable debt to EBITDA ratio at August 31, 2005 and thereafter. The amended agreement requires that the debt to EBITDA ratio be no greater than 4.0 to 1 at August 31, 2005, 3.75 to 1 at November 30, 2005, 3.25 to 1 at February 28, 2006 and 3.0 to 1 at the end of each quarter thereafter. The Company is in compliance with the amended covenants at August 31, 2005.

For the quarter ended August 31, 2005, we used $2.2 million of cash in our operating activities as a result of a reduction in receivables of $5.4 million offset by a decrease in accounts payable and accrued liabilities of $6.3 million and an increase in prepaids, including approximately $2 million for prepaid premiums associated with the annual June renewal of the Company’s property and casualty insurance. Financing for the insurance renewal is provided through short term insurance notes (bearing interest at 5.95%) that are repayable over nine months.

In the quarter, the Company continued to experience a lengthening of the number of days sales outstanding in accounts receivable (“DSO”) to approximately 88 days from 82 days at May 31, 2005. A significant portion of the increase in our DSO is associated with accounts associated with major turnaround projects completed last year, including the customer dispute discussed in Part II, Item 1, Legal Proceedings.

The Company incurred approximately $2 million for capital expenditures in the quarter. Over the course of the fiscal year, we would expect the amount of capital expenditures to be generally equivalent to the amount of depreciation and amortization expense.

At August 31, 2005, the Company was contingently liable for $5.9 million in outstanding stand-by letters of credit and, at that date, approximately $4.4 million was available to borrow under the credit facility.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

For purposes of computing the annual impairment test, the Company’s reporting units are Team Cooperheat MQS (“TCM”) of the Industrial Services Segment and the Equipment Sales and Rental Segment. The assigned goodwill to each segment is the amount attributable to acquisitions of businesses within the respective segment. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the three months ended August 31, 2005 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Revenue Recognition – The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control monitoring, field machining, technical bolting, field valve repair, field heat treating and non destructive testing/examination inspection services. In addition, the Company sells and rents portable machine tools through one of its subsidiaries. For all of these services, revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2005 and May 31, 2005, the amount of unbilled revenue included in receivables was $4.6 million and $3.0 million, respectively.

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred tax asset amounts that are not likely to be realized. As of August 31, 2005 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded. For interim reporting purposes, the Company computes an estimated annual effective tax rate and multiplies that rate times earnings before income tax to compute income tax expense for interim periods.

Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is involved with two significant legal matters, which are summarized in Legal Proceedings in Part II. In management’s opinion, an adequate accrual has been made as of August 31, 2005 and May 31, 2005 to provide for any losses that may arise from those contingencies.

Critical Expense Estimates - Certain costs and expenses are subject to a significant degree of estimation whose outcome is not certain until the passage of time. Among these estimates are the provision for doubtful accounts as well as claims expense associated with workers compensation, automobile liability and group health insurance claims, for which the Company is self insured to certain stop-loss limits. For workers’ compensation and automobile liability claims, the self insured retention is $250,000 per case. For medical claims, the self insured retention is $175,000 per individual claimant determined on an annual basis. The Company estimates it liability with respect to self-insured retention amounts on the basis of claims information provided by insurance carriers and makes periodic adjustments to its accruals based upon analysis received from the carriers. The provision for doubtful accounts is based managements best estimate of the ultimate uncollectible accounts based upon its analysis of the agings of individual accounts and with reference to the Company’s historical experience.

Other Contractual Obligations and Commercial Commitments

The Company enters into operating leases related to facilities and transportation and other equipment. These operating leases are over terms ranging from one to five years with typical renewal options and escalation clauses.

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made be the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At August 31, 2005, $5.9 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. The Company is exposed to market risk, primarily related to potential increases in interest rates associated with the Company’s debt. The Company’s effective interest rates have increased by 50 basis points since August 31, 2005 due to a Federal Reserve rate increase and due to margin increases as a result of increasing the Company’s maximum debt to EBITDA ratio through a credit agreement amendment on October 5, 2005.

The carrying amounts for cash and cash equivalents, accounts receivable, note payable and accrued liabilities shown in the consolidated condensed balance sheets approximate fair value at August 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of August 31, 2005, and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2003, Team and three other parties were named as defendants in a lawsuit styled Diamond Shamrock Refining Company, L.P. v. Cecorp, Inc. et al in the 148th Judicial District Court of Nueces County, Texas. The suit seeks recovery for approximately $40 million in property damages from an explosion and fire originating at a valve near a leaking gasket that the Company’s personnel were attempting to seal. The venue of the case has been moved to Live Oak County, Texas and selection of a jury was completed during the week of October 3, 2005 and trial of the matter began. Trial is expected to last three weeks. Liability is being contested and other parties appear to have primary responsibility for the fire and explosion. The Company believes it is insured against this loss with both primary and excess liability insurance, subject to any applicable deductible. However, coverage from the $1 million primary policy is disputed and a defense is being provided by the carrier subject to a reservation of rights. In connection with the dispute of coverage, the Company has filed an action styled Team Industrial Services, Inc. v. American Safety Indemnity Company et. al. in the 149th Judical District Court of Brazoria County, Texas, Cause number 28,400. In October 2005, the court ruled that the Company is entitled to a defense by the primary insurer on the claims made. The issue of the carrier’s obligation to indemnify the Company from the claims remains undecided in that case.

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

The Company’s umbrella policy has limits of coverage of $25 million and should be more than sufficient to provide the Company a defense and indemnity as to all claims asserted in connection with the incident. However, the excess carrier has sent a reservation of rights letter to the Company to which the Company has responded. The Company believes that both the primary and excess carriers have coverage for the claims asserted.

In November 2004, the Company participated in a turnaround at a refinery facility of a major customer which has resulted in a claim being made by that customer against the Company. The customer has alleged that the Company’s work resulted in damage to a vessel flange that required further repairs that delayed the re-commencement of the refinery’s production. The customer has submitted a demand for $1.8 million dollars in damages (which includes an alleged $1.5 million of damages for lost production). The parties have reached an agreement in principle to settle the dispute that includes pricing discounts to the customer on future work totaling $300,000 and a renegotiation of certain contract terms.

In August 2005, the Company was served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. Mr. Lescroart is on the Board of Directors of the Company. Apparently, the dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. Subsequently, all of the outstanding stock of Thermal Solutions, Inc. was acquired by the Company in April of 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July of 2003. The plaintiff claims damages in excess of $1,000,000. The Company does not believe that it has any legal liability under the allegations of the suit and, further, believes it is protected under the terms of the Stock Purchase Agreement related to the acquisition. The director and officer insurance carrier of Thermal Solutions, Inc. has denied defense of the Company’s interest in the matter, but the Company has reached an agreement in principle with plaintiff’s counsel to be released from the lawsuit.

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

(b) Reports on Form 8-K

The Company filed four (4) reports on Form 8-k during the first quarter ended August 31, 2005. One covering a press release announcing the expansion of its Board of Directors and the election of Vincent D. Foster to serve on the Board as Chairman of the Audit Committee, dated June 14, 2005, one covering a press release announcing its inclusion in the new Russell Microcap Index, dated June 28, 2005, one covering the Board of Directors vote to increase the annual compensation of any Board member who serves as the Audit Committee Chair, dated July 5, 2005, and one covering a press release announcing its earnings for the quarter and fiscal year ended May 31, 2005, dated August 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: October 17, 2005

/s/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer and Director

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President –
Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)