Form 10-Q
period 2005-11-30
TEAM INC
filed 2006-01-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

On January 3, 2006, there were 8,191,525 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,855,000	$3,993,000
Accounts receivable, net	68,603,000	59,364,000
Inventories	10,166,000	9,858,000
Deferred income taxes	1,064,000	1,114,000
Prepaid expenses and other current assets	3,380,000	1,196,000
Current assets of discontinued operations	—	5,486,000

Total Current Assets	86,068,000	81,011,000
Property, plant and equipment, net of accumulated depreciation of $23,542,000 and $21,256,000	24,992,000	24,378,000
Intangible assets, net	833,000	958,000
Goodwill	26,452,000	26,452,000
Other assets	2,428,000	2,644,000
Non current assets of discontinued operations	—	7,883,000

Total Assets	$140,773,000	$143,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,578,000	$3,835,000
Accounts payable	8,252,000	10,467,000
Accrued liabilities	15,591,000	13,959,000
Insurance notes payable	1,251,000
Income taxes payable	5,596,000	2,380,000
Current liabilities of discontinued operations	—	1,281,000

Total Current Liabilities	35,268,000	31,922,000
Deferred income taxes	1,804,000	1,219,000
Long-term debt	48,425,000	59,907,000
Other long-term liabilities	7,000	144,000
Liabilities of discontinued operations	—	819,000

Total Liabilities	85,504,000	94,011,000
Minority interest	441,000	373,000
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued
Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,389,520 and 9,259,742 shares issued	2,817,000	2,778,000
Additional paid-in capital	42,047,000	40,724,000
Retained earnings	14,649,000	10,296,000
Accumulated other comprehensive income	347,000	176,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	54,828,000	48,942,000

Total Liabilities and Stockholders’ Equity	$140,773,000	$143,326,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Revenues	$67,046,000	$48,385,000	$121,198,000	$78,175,000
Operating expenses	43,642,000	31,969,000	80,511,000	51,768,000

Gross Margin	23,404,000	16,416,000	40,687,000	26,407,000
Selling, general and administrative expenses	16,312,000	13,492,000	31,906,000	22,728,000
Non-cash G&A compensation cost	5,000	5,000	9,000	228,000

Operating income	7,087,000	2,919,000	8,772,000	3,451,000
Interest expense, net	942,000	625,000	1,779,000	816,000

Earnings from continuing operations before income taxes	6,145,000	2,294,000	6,993,000	2,635,000
Provision for income taxes	2,314,000	872,000	2,645,000	1,000,000

Income from continuing operations	3,831,000	1,422,000	4,348,000	1,635,000

Discontinued operations:
Income (loss) from operations of discontinued segment	(131,000)	40,000	(78,000)	133,000
Gain on sale of discontinued operations	1,494,000	—	1,494,000	—

Earnings from discontinued operations before income taxes	1,363,000	40,000	1,416,000	133,000
Provision for income taxes	1,389,000	15,000	1,410,000	52,000

Income (loss) from discontinued operations	(26,000)	25,000	6,000	81,000

Net income	$3,805,000	$1,447,000	$4,354,000	$1,716,000

Earnings per common share:
Continuing operations
Basic	$0.46	$0.18	$0.52	$0.20

Diluted	$0.41	$0.16	$0.47	$0.18

Discontinued operations
Basic	$(0.00)	$0.00	$0.00	$0.01

Diluted	$(0.00)	$0.00	$0.00	$0.01

Net income
Basic	$0.46	$0.18	$0.52	$0.21

Diluted	$0.41	$0.16	$0.47	$0.19

Weighted average number of shares outstanding:
Basic	8,361,000	8,142,000	8,312,000	8,104,000

Diluted	9,292,000	9,016,000	9,205,000	8,933,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$4,354,000	$1,716,000
Less income from discontinued operations	(6,000)	(81,000)

Income from continuing operations	4,348,000	1,635,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,038,000	2,760,000
Amortization of deferred financing costs	204,000	—
Allowance for doubtful accounts	441,000	272,000
Deferred income taxes	531,000	—
Other	103,000	19,000
Non-cash G&A compensation cost	9,000	228,000
Change in assets and liabilities
(Increase) decrease:
Accounts receivable	(9,353,000)	(7,249,000)
Inventories	(308,000)	(728,000)
Prepaid expenses and other current assets	(2,149,000)	(432,000)
Income tax receivable	—	1,440,000
Increase (decrease):
Accounts payable	(2,216,000)	(333,000)
Accrued liabilities	1,067,000	(145,000)
Income taxes payable	1,535,000	(874,000)

Net cash provided by (used in) operating activities from continuing operations	(2,750,000)	(3,407,000)

Cash Flows From Investing Activities:
Capital expenditures	(3,374,000)	(1,837,000)
Proceeds from sale of Equipment Sales and Rental segment	13,582,000	—
Proceeds from sale of assets		2,000
Business acquisitions, net of cash acquired		(33,677,000)
Decrease in other assets, net	298,000	313,000

Net cash used in investing activities	10,506,000	(35,199,000)

Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	(8,962,000)	18,312,000
Proceeds from term notes	—	25,000,000
Repayment of term and other notes	(1,914,000)	(750,000)
Loan financing fees	(164,000)	(1,562,000)
Insurance note borrowings	2,340,000	—
Insurance note payments	(1,089,000)	—
Issuance of common stock	535,000	596,000

Net cash provided by financing activities	(9,254,000)	41,596,000

Cash provided by (used in) discontinued operations	360,000	(639,000)

Net increase (decrease) in cash and cash equivalents	(1,138,000)	2,351,000
Cash and cash equivalents at beginning of period	3,993,000	2,019,000

Cash and cash equivalents at end of period	2,855,000	4,370,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	1,929,000	639,000

Income taxes	550,000	1,889,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	Method of Presentation

General

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, except for adjustments related to the sale of a business segment as discussed in note 2, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2005 is derived from the May 31, 2005 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Team, Inc.’s (“the Company”) annual report on Form 10-K for the fiscal year ended May 31, 2005.

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

Discontinued Operations

On November 30, 2005, the Company sold its Equipment Sales and Rental business (Climax Portable Machine Tools, Inc., or “Climax”) for cash (see note 2). With respect to accounts associated with Climax, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of discontinued operations and the operating results of Climax are presented as discontinued operations.

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company expects to adopt the provisions of SFAS No. 151 in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company expects to adopt the provisions of SFAS No. 154 in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

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

The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and six months ended November 30, 2005 and 2004:

	Three Months Ended November 30,				Six Months Ended November 30,
	2005		2004		2005		2004
Risk free interest rate	4.4%		3.3%		3.9%		3.0%
Volatility factor of the expected market price of the Company’s common stock	28.3%		24.0%		27.8%		22.8%
Expected dividend yield percentage	0.0%		0.0%		0.0%		0.0%
Weighted average expected life	4	Yrs.	3	Yrs.	4	Yrs.	3	Yrs.

The following table illustrates the effect on income from continuing operations if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Income from continuing operations, as reported	$3,831,000	$1,422,000	$4,348,000	$1,635,000
Stock-based employee compensation expense included in reported net income, net of tax	5,000	5,000	9,000	228,000
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(138,000)	(96,000)	(270,000)	(165,000)

Pro forma income from continuing operations	$3,698,000	$1,331,000	$4,087,000	$1,698,000

Earnings per share—Continuing operations
Basic, as reported	$0.46	$0.18	$0.52	$0.20

Basic, pro-forma	$0.44	$0.16	$0.49	$0.21

Diluted, as reported	$0.41	$0.16	$0.47	$0.18

Diluted, pro-forma	$0.40	$0.15	$0.44	$0.19

2.	Discontinued Operations—Sale of Equipment Sales and Rental Segment

On November 30, 2005, Team sold all of the outstanding stock of Climax Portable Machine Tools, Inc. (“Climax”), its equipment sales and rental segment for approximately $14.5 million in cash. The purchase price is subject to adjustments based on the actual final closing November 30, 2005 balance sheet of Climax to be delivered by January 15, 2006. Such adjustments are not expected to be material.

As a result of this transaction, the operating results of Climax are presented as a discontinued operation for all periods presented.

Total assets sold to and liabilities assumed by the buyers of Climax as of November 30, 2005, as well as total assets and liabilities of Climax included in discontinued operations as of May 31, 2005 are as follows:

	November 30, 2005	May 31, 2005
Receivables	$2,618,000	$2,905,000
Inventories	2,785,000	2,536,000
Prepaid expenses and other current	97,000	45,000

Total Current Assets	5,500,000	5,486,000
Property, plant and equipment	4,498,000	4,392,000
Goodwill	2,953,000	2,953,000
Other assets	662,000	538,000

Total Assets	13,613,000	13,369,000

Accounts Payable	675,000	741,000
Other accrued liabilities	802,000	540,000

Total Current Liabilities	1,477,000	1,281,000
Noncurrent liabilities		819,000

Net book value	$12,136,000	$11,269,000

The Company recognized a pre-tax gain on the sale of Climax of $1.5 million, net of costs and expenses associated with the transaction of approximately $0.9 million, including approximately $250,000 of cash bonuses paid to certain Climax personnel and $150,000 of non-cash compensation. Non-cash compensation expense is a result of the Company accelerating the vesting of stock options held by the management team of Climax covering 37,000 shares of Team stock.

For Federal income tax purposes, the stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338(h)(10) of the Internal Revenue Code. This treatment results in a significantly higher taxable gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million resulting in approximately $1.7 million of current income tax. Deferred income taxes of approximately $0.8 million were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 million of income tax expense has been provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338(h)(10) election.

The amounts of revenue and earnings before income taxes reported in discontinued operations pertaining to Climax are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Revenues	$3,730,000	$3,450,000	$7,462,000	$6,817,000
Operating income	106,000	219,000	394,000	375,000
Interest expense allocation	237,000	179,000	472,000	242,000

Earnings before income taxes	$(131,000)	$40,000	$(78,000)	$133,000

Interest allocated to discontinued operations represents approximately 21% and 23% of total interest expense in the 2005 and 2004 periods, respectively, and is based upon ratio of the debt required to be repaid upon the sale of Climax (approximately $14 million) to the total outstanding debt in the period.

Included in accrued liabilities is approximately $150,000 representing the Company’s best estimate of future costs to be incurred in connection with product liability, product warranty, litigation, and other matters associated with the operations of Climax before the sale. Any subsequent adjustments to such estimates will be reflected as discontinued operations in the period of change.

Subsequent to the sale the Company does not have any significant continuing involvement in the operations of Climax.

3.	Acquisition

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

The transaction involved a cash consideration of $34.8 million, the assumption of certain liabilities including the assumption of $1.7 million in letters of credit and the issuance of warrants to purchase 100,000 shares of the common stock, $.30 par value per share, of Team. The warrants are exercisable at $65 cash per share and expire on August 11, 2007, unless sooner exercised.

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements subsequent to the effective dates of the acquisition reflect the purchase price, including transaction costs. As the acquisition of Cooperheat was effective August 11, 2004, the consolidated results of operations for the Company for the quarter and six months ended November 30, 2004, include the results for Cooperheat for the period August 11, 2004 to November 30, 2004. The purchase price of Cooperheat was allocated to the assets and liabilities of Cooperheat based on its estimated fair value. The goodwill associated with the acquisition is approximately $14.1 million. Information regarding the allocation of the purchase price is set forth below:

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

Pro forma data (unaudited)
Six months ended November 30, 2004
Revenues	$89,784,000
Net income (loss)—continuing operations	$(2,234,000)
Earnings per share—continuing operations:
Basic	$(0.28)
Diluted	$(0.25)

3.	Dividends

No dividends were paid during the six months ended November 30, 2005 or 2004. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

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

Options to purchase 96,500 and 101,500 were outstanding for the three-months and six-months ended November 30, 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock. All outstanding options were “in the money” in the 2005 periods.

5.	Receivables

Receivables consist of:

	November 30, 2005	May 31, 2005
Trade accounts receivable	$63,357,000	$57,169,000
Unbilled revenues	5,542,000	3,027,000
Other receivables, primarily employee receivables	662,000	406,000
Estimated receivable from sale of Climax	327,000
Allowance for doubtful accounts	(1,285,000)	(1,238,000)

Total	$68,603,000	$59,364,000

6.	Inventories

Inventories consists of:

	November 30, 2005	May 31, 2005
Raw materials	$1,357,000	$1,328,000
Work in progress	341,000	303,000
Finished goods	8,468,000	8,227,000

Total	$10,166,000	$9,858,000

7.	Long-term debt

Long-term debt consists of:

	November 30, 2005	May 31, 2005
Credit facility:
Revolving loan	$31,865,000	$40,827,000
Term loan	21,000,000	22,750,000
Auto loans	138,000	165,000

	53,003,000	63,742,000
Less current portion	4,578,000	3,835,000

Total	$48,425,000	$59,907,000

On October 5, 2005, the Company amended the credit agreement (the “First Amendment”) with its banks to increase the allowable debt to EBITDA ratio at August 31, 2005 and thereafter. (EBITDA is earnings before interest, taxes, depreciation and amortization). The amended agreement requires that the debt to EBITDA ratio be no greater than 3.75 to 1 at November 30, 2005. The First Amendment also provided that proceeds from a sale of the Climax business would be applied to reduce amounts outstanding under the revolving loan, rather than the term loan, as provided in the original credit agreement. The First Amendment further provided that the maximum debt to EBITDA ratio would be reduced to 3.0 to 1 immediately upon the disposition of Climax.

On November 15, 2005, the Company further amended the credit agreement (the “Second Amendment”) to waive the required reduction in the debt to EBITDA ratio to 3.0 to 1 for the quarter ended November 30, 2005 if the sale of Climax occurred during the quarter then ended. The Second Amendment also increased the revolving credit facility by $5 million to a maximum amount of $60 million. The Company is in compliance with the amended covenants at November 30, 2005.

8.	Industry Segment Information

Until the sale of Climax on November 30, 2005, the Company operated in two business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, the Company now operates in only one segment—industrial services. The industrial services segment consists of leak repair, hot tapping, emissions control monitoring, field machining and bolting and mechanical inspection services and is an aggregation of the Company’s two operating segments, TMS and TCM (see note 10).

Revenues from the United States and other countries are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
United States	$57,332,000	$43,469,000	$104,415,000	$70,595,000
Canada	5,815,000	4,303,000	9,995,000	4,578,000
Other foreign countries	3,899,000	613,000	6,788,000	3,002,000

	$67,046,000	$48,385,000	$121,198,000	$78,175,000

Total assets in the United States and other countries are as follows:

	November 30, 2005	May 31, 2005
United States	$123,844,000	$130,829,000
Canada	11,492,000	8,006,000
Other foreign countries	5,437,000	4,491,000

	$140,773,000	$143,326,000

9.	Comprehensive income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income	$3,805,000	$1,447,000	$4,354,000	$1,716,000
Other comprehensive gain:
Foreign currency translation adjustment, net of tax	39,000	614,000	171,000	582,000

Comprehensive income	$3,844,000	$2,061,000	$4,525,000	$2,298,000

10.	Goodwill and Intangible Assets

There are two reporting units of the industrial services segment for purposes of the FASB Statement No. 142 impairment test – Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). All of the Industrial Services goodwill of $26.5 million is attributable to TCM as a result of business acquisitions and the annual goodwill impairment test is performed at the TCM unit level. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the six months ended November 30, 2005 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Intangible assets subject to amortization are as follows:

	November 30, 2005	May 31, 2005
Non-compete agreement	1,250,000	1,250,000
Less accumulated amortization	417,000	292,000

Intangibles, net	$833,000	$958,000

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144. Intangible assets consists of a non-compete agreement with an assigned value of $1,250,000 associated with the purchase of Thermal Solutions, Inc. in fiscal 2004. Amortization expense for the 6 months ended November 30, 2005 and 2004 was $125,000 for both periods. Estimated amortization expense based on intangibles as of November 30, 2005 is 125,000 for the remaining six months of fiscal 2006, $250,000 for fiscal years 2007 and 2008, and $208,000 for fiscal year 2009.

11.	Common Stock and Additional Paid-In Capital

The following schedule summarizes the changes in common stock and additional paid-in capital:

	Common Stock	Additional Paid-In Capital
Balance at May 31, 2005	$2,778,000	$40,724,000
Shares issued	1,000	118,000
Exercise of stock options	38,000	498,000
Tax benefit from exercise of stock options	—	548,000
Non cash compensation	—	159,000

Balance at November 30, 2005	$2,817,000	$42,047,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to November 30, 2005, the Company also operated a separate business segment—Equipment Sales and Rentals. That business segment was comprised of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc., which was sold on November 30, 2005 for approximately $14.5 million in cash, resulting in a pre-tax gain of approximately $1.5 million.

Results of Operations

Three Months Ended November 30, 2005 Compared To Three Months Ended November 30, 2004

With the sale of Climax, the Company reports results from a single business segment— industrial services. Industrial services are the aggregate of the TCM and TMS operating segments. The Company measures the results of those segments using the metric, “operating income”, which excludes all costs for interest and income taxes, which we consider corporate costs and are not allocated to these operating segments. We believe that operating income is an appropriate performance measure to discuss since it allows investors to consider our operating performance without regard to financial leverage and capital structure.

The following sets forth the components of revenue and operating income from continuing operations for the three months ended November 30, 2005 and 2004 (in thousands):

	Three Months Ended November 30,		Increase
	2005	2004	$	%
Revenues:
Industrial services
TMS	$28,738	$21,932	$6,806	31%
TCM	38,308	26,453	11,855	45%

	$67,046	$48,385	$18,661	39%

Gross margin:
TMS	10,875	8,812	$2,063	23%
% of revenue	38%	40%
TCM	12,529	7,604	$4,925	65%
% of revenue	33%	29%

	$23,404	$16,416	$6,988	43%

% of revenue	35%	34%	37%
S, G & A expenses
Industrial services	13,963	11,646	$2,317	20%
% of revenue	21%	24%
Corporate costs	2,354	1,851	$503	27%
% of revenue	4%	4%

	$16,317	$13,497	$2,820	21%

% of revenue	24%	28%	15%

Operating income—continuing operations	$7,087	$2,919	$4,168	143%

Operating income—continuing operations comprised of:
Industrial services	$9,441	$4,770	$4,671	98%
% of revenue	14%	10%	25%
Less corporate costs:	(2,354)	(1,851)	(503)	27%

Total operating income—continuing operations	$7,087	$2,919	$4,168	143%

% of revenue	11%	6%	22%

Industrial Services Segment—Segment operating income was $9.4 million for the quarter, up 98% from the prior year quarter. Segment operating income as a percent of revenue was 14%, up 4 percentage points from the prior year quarter. Total industrial services revenues were $67.0 million in the current fiscal quarter, versus $48.4 million in the same quarter last year. Approximately 14% of industrial services revenues in the current year quarter are from foreign operations, primarily in Canada (9%) and the South America/Caribbean basin (5%). In last year’s quarter, only about 10% of industrial service revenues were foreign sourced.

Revenues and Gross Margins—Revenues for TMS increased $6.8 million or 31% over the three months ended November 2004. Nearly all TMS service lines contributed to this growth. On stream services (leak repair, hot tapping, and fugitive emissions monitoring) grew 19% over last year. Turnaround related services, (field machining, bolting and field valve repair) increased by over 50% from last year’s quarter. TCM experienced even stronger growth rates with revenues increasing $11.9 million over the same quarter last year, or 45%. That organic growth reflects the continuing rebound of the former Cooperheat business unit from its depressed revenue levels while operating in bankruptcy prior to its acquisition by Team as well as the strong market demand for its services.

The company believes that the growth in all of its industrial service offerings reflects strong market demand driven in part by very robust customer profit margins in several key segments combined with Team’s continued market share growth driven by outstanding service performance and ongoing customer strategies to consolidate service procurement with fewer, larger multi-service, multi-location service companies. For the quarter, Hurricanes Katrina and Rita depressed overall revenues slightly due to the disruptions and the inability to do any work at several major facilities. However, offsetting increases in work related to storm damage repairs are expected over the next several quarters.

The TMS operations earned a margin of 38% in the quarter, which was two percentage points less than the same quarter of last year, but consistent with the margins earned in the first quarter. TMS margins were slightly depressed due to the impact on costs of Hurricanes Katrina and Rita along the Louisiana Gulf Coast, as well as job performance issues in one of the segment’s geographic areas. TCM margins of 33% were the highest earned by TCM in any quarter since the acquisition of the Cooperheat business and reflects the operating leverage associated with the substantial increase in revenues during the quarter. TCM’s lower gross margin versus TMS is due to relatively higher labor and indirect costs as a percentage of sales.

Selling General, and Administrative Expenses—Industrial Services selling, general and administrative expenses increased $2.3 million, or 20% over last year’s quarter, which increase was to support the 39% increase in revenues. As a percentage of revenues, segment SG&A improved to 21% in the current year quarter from 24% in last year’s quarter.

Corporate costs—Total corporate costs were $2.4 million in the quarter ended November 31, 2005 versus $1.9 million for the same quarter last year. The increase of $0.5 million reflects the increased support associated with significantly larger operations.

Interest—Total interest expense was $1.1 million in the quarter ended November 30, 2005 as compared to $0.8 million for the same quarter last year, of which $0.2 million was allocated to discontinued operations in each period (see Note 2 to the Consolidated Condensed Financial Statements). The increase in interest reflects the growth in debt due to growth in working capital as compared to last year’s quarter and as a result of generally increasing interest rates. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes from continuing operations was $2.3 million on pretax income of $6.1 million in the quarter ended November 30, 2005. The effective tax rate for the year was 38% in both years. The effective tax rate on discontinued operations was nearly 100%. For Federal income tax purposes, the Climax stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338 (h) (10) of the Internal Revenue Code. This treatment results in a significantly higher taxable gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million resulting in approximately $1.7 million of current income tax. Deferred income taxes of approximately $0.8 million were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 million of income tax expense has been provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338 (h) (10) election.

Six Months Ended November 30, 2005 Compared To Six Months Ended November 30, 2004

The following sets forth the components of revenue and operating income from continuing operations for the six months ended November 30, 2005 and 2004 (in thousands):

	Six Months Ended November 30,		Increase
	2005	2004	$	%
Revenues:
Industrial services
TMS	$53,145	$41,302	$11,843	29%
TCM	68,053	36,873	31,180	85%

	$121,198	$78,175	$43,023	55%

Gross margin:
TMS	20,027	15,884	$4,143	26%
% of revenue	38%	38%
TCM	20,660	10,523	$10,137	96%
% of revenue	30%	29%

	$40,687	$26,407	$14,280	54%

% of revenue	34%	34%	33%
S, G & A expenses
Industrial services	26,585	19,712	$6,873	35%
% of revenue	22%	25%
Corporate costs	5,330	3,244	$2,086	64%
% of revenue	4%	4%

	$31,915	$22,956	$8,959	39%

% of revenue	26%	29%	21%

Operating income—continuing operations	$8,772	$3,451	$5,321	154%

Operating income—continuing operations comprised of:
Industrial services	$13,962	$6,695	$7,267	109%
% of revenue	12%	9%	17%
Less corporate costs:	(5,190)	(3,244)	(1,946)	67%

Total operating income	$8,772	$3,451	$5,321	154%

% of revenue	7%	4%	12%

Industrial Services Segment—Segment operating income was $14.0 million for the six months ended November 30, 2005, up 111% from the same period of the prior year. Segment operating income as a percent of revenue was 7%, up 3 percentage points from the prior year. Total industrial services revenues were $121 million in the current six month period, versus $78 million in the same period of the prior year. Approximately 13% of industrial services revenues in the current six month period are from foreign operations, primarily in Canada (8%) and the South America/Caribbean basin (5%). In the six months period ended November 30, 2005, only about 8% of industrial service revenues were foreign sourced. Of the $43.0 million in revenue growth, approximately $11.0 million is associated with the acquisition of Cooperheat and $32.0 is from organic growth.

Revenues and margins—Revenues for TMS increased $11.8 million or 29% over the six months ended November 2004. Nearly all TMS service lines contributed to this growth. On stream services (leak repair, hot tapping, and fugitive emissions monitoring) grew 18% over last year. Turnaround related services, (field machining, bolting and field valve repair) increased by over 55%.

TCM revenue growth of $31.2 million includes $11.0 million associated with the inclusion of the Cooperheat business for the full period in 2005, and $20.2 million of organic growth, or a 45% increase on a pro forma basis. The organic growth reflects the continuing rebound of the former Cooperheat business unit from its depressed revenue levels while operating in bankruptcy prior to its acquisition by Team as well as the strong market demand for its services.

The company believes that the growth in all of its industrial service offerings reflects strong market demand driven in part by very robust customer profit margins in several key segments combined with Team’s continued market share growth driven by outstanding service performance and ongoing customer strategies to consolidate service procurement with fewer, larger multi-service, multi-location service companies. In the second quarter, Hurricanes Katrina and Rita depressed overall revenues slightly due to the disruptions and the inability to do any work at several major facilities. However, offsetting increases in work related to storm damage repairs are expected over the next several quarters.

For the year-to-date period, gross margins for both TMS and TCM are relatively the same as last year. This reflects, however, a significant improvement in TCM margins in the second quarter compared to the first quarter of the current fiscal year and a slight decline in TMS margins versus the second quarter of last year.

Selling General, and Administrative Expenses (Industrial Services Segment)—With respect to segment selling, general and administrative expenses (“SG&A”), of the total increase of $6.9 million, $3.8 million is associated with the additional field operations of the TCM acquired businesses. The remainder of the increase in SG&A ($3.1 million) primarily reflects increases in costs to support the organic growth of the industrial services business segment. As a percentage of revenues, segment SG&A improved to 22% in the current year quarter from 25% in last year’s quarter.

Corporate—Total corporate costs were $5.2 million for the six month period ended November 30, 2005 versus $3.2 million in the same period last year. The increase of $2.0 million includes $0.9 million in costs incurred in the first quarter related to Sarbanes-Oxley Section 404 compliance (“SOX”) for the year ended May 31, 2005, as well as additional costs to support the acquired business. The 2004 year to date period included $0.2 million of a non-cash compensation charge associated with the vesting of performance based stock options covering 67,000 shares that were granted in 1998 to the Company’s Chief Executive Officer.

Interest—Total interest expense was $2.3 million in the first six months of fiscal 2006 as compared to $1.1 million in the same period last year, of which $0.5 million and $0.2 million, respectively, was allocated to discontinued operations. (see Note 2 to the Consolidated Condensed Financial Statements). This increase is directly associated with the additional borrowings to fund the acquisition of Cooperheat (August 2004), and reflects the growth in debt due to growth in working capital as compared to last year’s period and as a result of generally increasing interest rates. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes on income from continuing operations was $2.6 million on pretax income of $7.0 million for the first six months of fiscal 2006. The effective tax rate for the year to date period was 38%, the same as last year. See the discussion for the three month period above for an explanation of the effective tax rate associated with discontinued operations.

Liquidity and Capital Resources

Financing for the Company’s operations is provided by an $85 million credit facility, consisting of a $60 million revolving loan and a $25 million term facility. The facility originated in August 2004 and provided the financing for the Cooperheat acquisition. The facility matures in August 2009. The term facility requires mandatory principal reductions of $3 million in 2005, $4 million in 2006 and $6 million in each of years 2007 through 2009. Borrowings on the facility are generally at LIBOR (which was approximately 4.4% at November 30, 2005) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. (EBITDA is earnings before interest, taxes, depreciation and amortization).

On October 5, 2005, the Company amended the credit agreement (the “First Amendment”) with its banks to increase the allowable debt to EBITDA ratio at August 31, 2005 and thereafter. The amended agreement requires that the debt to EBITDA ratio be no greater than 3.75 to 1 at November 30, 2005. The First Amendment also provided that proceeds from a sale of the Climax business would be applied to reduce amounts outstanding under the revolving loan, rather than the term loan, as provided in the original credit agreement. The First Amendment further provided that the maximum debt to EBITDA ratio would be reduced to 3.0 to 1 immediately upon the disposition of Climax.

On November 15, 2005, the Company further amended the credit agreement (the “Second Amendment”) to waive the required reduction in the debt to EBITDA ratio to 3.0 to 1 for the quarter ended November 30, 2005 if the sale of Climax occurred during the quarter then ended. The Second Amendment also increased the revolving credit facility by $5 million to a maximum amount of $60 million.

Total EBITDA from continuing operations was $8.7 million in the second quarter and $11.8 million for the year-to-date period. On a trailing twelve month basis, EBITDA from continuing operations was $20.8 million. At November 30, 2005, the Company’s Debt to EBITDA ratio was less than 3.0 to 1 and the Company was in compliance with the amended covenants.

On November 30, 2005, the Company completed the sale of Climax for a cash consideration of approximately $14.5 million, subject to future adjustments, which are not expected to be material. Approximately $14 million of revolving debt was repaid from the proceeds.

The Company recognized a pre-tax gain on the sale of Climax of $1.5 million, which is net of costs and expenses associated with the transaction of approximately $0.9 million. For Federal income tax purposes, the stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338 (h) (10) of the Internal Revenue Code. This treatment results in a significantly higher tax gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million. Deferred income taxes of approximately $0.8 million were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 million of income tax expense has been provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338 (h) (10) election. Taxes associated with the transaction (totaling approximately $2.2 million) will be paid in the third quarter of the current fiscal year.

For the six months ended November 30, 2005, we used $2.8 million of cash in our operating activities from continuing operations as a result of an increase in receivables of $9.4 million an increase in prepaids, including approximately $2 million for prepaid premiums associated with the annual June renewal of the Company’s property and casualty insurance. Financing for the insurance renewal is provided through short term insurance notes (bearing interest at 5.95%) that are repayable over nine months.

In the year-to-date period, the Company continued to experience a lengthening of the number of days sales outstanding in accounts receivable (“DSO”) to approximately 91 days from 82 days at May 31, 2005.

A significant portion of the increase in our DSO is associated with accounts associated with major turnaround projects completed last year, including the customer dispute discussed in Part II, Item 1, Legal Proceedings.

The Company incurred approximately $3.4 million for capital expenditures in the six months ended November 30, 2005. Over the course of the fiscal year, we would expect the amount of capital expenditures to be generally equivalent to the amount of depreciation and amortization expense, which was $3.0 million in the six month period of 2005.

At November 30, 2005, the Company was contingently liable for $ 6.5 million in outstanding stand-by letters of credit and, at that date, approximately $ 21 million was available to borrow under the credit facility.

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

For purposes of computing the annual impairment test, the Company’s reporting units are Team Cooperheat MQS (“TCM”) of the Industrial Services Segment. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the six months ended November 30, 2005 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Revenue Recognition - The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining and inspection services. For all of these services, revenues are recognized when services are rendered. Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates, as would be the case if our services were longer term in nature. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2005 and May 31, 2005, the amount of unbilled revenue included in receivables was $ 5.5 million and $ 3.0 million, respectively.

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred tax asset amounts that are not likely to be realized. As of November 30, 2005 management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded. For interim reporting purposes, the Company computes an estimated annual effective tax rate and multiplies that rate times earnings before income tax to compute income tax expense for interim periods.

Loss Contingencies - The Company is involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, management consults with its legal counsel and evaluates the merits of the claim based on the facts available at that time. Currently, the Company is not involved with any significant legal matters, having settled two potentially significant matters in the second quarter. See Part II, Item 1, Legal Proceedings.

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

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made by the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At November 30, 2005, $6.5 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-

handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 which is effective with the Company’s first quarter of fiscal 2007. . Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement. Since this disclosure pronouncement only relates to requirements, the adoption will have no impact on the Company’s consolidated financial statements.

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

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of November 30, 2005, and have concluded that such controls are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 19, 2005 the Company entered into an agreement settling the pending litigation styled Diamond Shamrock Refining Company, L.P. v. Puffer-Sweiven, Inc. et al in the 36th Judicial District Court of Live Oak County, Texas, Cause number L-05-0093-CV-A. The suit sought recovery for approximately $40 million in property damages from an explosion and fire originating at a valve near a leaking gasket that the Company’s personnel were attempting to seal. Additionally, indemnity coverage from the $1 million primary policy which was in dispute in an action styled Team Industrial Services, Inc. v. American Safety Indemnity Company et. al. in the 149th Judicial District Court of Brazoria County, Texas, Cause number 28,400 was settled in December 2005. The entire settlement of the Diamond Shamrock case is being funded by the Company’s insurance carriers.

In November 2004, the Company participated in a turnaround at a refinery facility of a major customer which resulted in a claim being made by that customer against the Company. The customer alleged that the Company’s work resulted in damage to a vessel flange that required further repairs that delayed the re-commencement of the refinery’s production. The customer submitted a demand for $1.8 million dollars in damages (which included an alleged $1.5 million of damages for lost production). On December 16, 2005, the parties executed a settlement agreement that included pricing discounts to the customer on future work totaling $300,000 and a revision to certain contract terms.

In August 2005, the Company was served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. Apparently, the dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. Subsequently, all of the outstanding stock of Thermal Solutions, Inc. was acquired by the Company in April of 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July of 2003. The plaintiff claims damages in excess of $1,000,000. The Company does not believe that it has any legal liability under the allegations of the suit and, further, believes it is protected under the terms of the Stock Purchase Agreement related to the acquisition. Mr. Lescroart is a member of the Board of Directors of the Company and was dismissed from the lawsuit for lack of personal jurisdiction in December 2005.

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

The 2005 Annual Meeting of Shareholders of the Company was held on September 29, 2005. At that meeting, Messrs. Philip J. Hawk and Louis B. Waters were elected to serve as Class I directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Philip J. Hawk	7,197,647	1,541,793
Louis B. Waters	8,662,987	76,453

The shareholders also elected Mr. Vincent D. Foster to serve as a Class II Director on the Company’s Board of Directors for a term expiring at the 2006 Annual Meeting of Shareholders. The votes with respect to his election were as follows:

NAME	FOR	AGAINST	ABSTAIN
Vincent D. Foster	8,458,372	278,152	2,916

The five directors continuing in office until the expiration of their respective terms are Messrs. E. Patrick Manuel, Sidney B. Williams, Emmett J. Lescroart, Jack M. Johnson, Jr., and E. Theodore Laborde .

The shareholders also approved the appointment of KPMG LLP as independent auditors for the fiscal year ending May 31, 2006 by the following vote:

FOR	AGAINST	ABSTAIN
8,724,075	13,429	1,936

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed four (4) reports on Form 8-K during the quarter ended November 30, 2005, as follows:

1)	dated October 12, 2005, covering a press release relating to its earnings for the quarter ended August 31, 2005.

2)	dated October 25, 2005 disclosing the settlement of pending litigation.

3)	dated December 1, 2005, covering a press release announcing the sale of Climax Portable Machine Tools, Inc.

4)	dated December 6, 2005, covering the completion of Disposition of Assets of Climax and amendments dated October 5 and November 15, 2005 to the Company’s credit agreement with its bank group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)
Date: January 9, 2006

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President -
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)