Form 10-Q
period 2006-02-28
TEAM INC
filed 2006-04-10
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

On April 5, 2006, there were 8,539,887 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	February 28, 2006	May 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,525,000	$3,993,000
Accounts receivable, net	65,425,000	59,364,000
Inventories	10,272,000	9,858,000
Deferred income taxes	1,088,000	1,114,000
Prepaid expenses and other current assets	2,963,000	1,196,000
Current assets of discontinued operations	—	5,486,000

Total Current Assets	83,273,000	81,011,000

Property, plant and equipment, net of accumulated depreciation of $24,919,000 and $21,256,000	25,755,000	24,378,000
Intangible assets, net	771,000	958,000
Goodwill	26,452,000	26,452,000
Other assets	2,280,000	2,644,000
Non current assets of discontinued operations	—	7,883,000

Total Assets	$138,531,000	$143,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,389,000	$3,835,000
Accounts payable	6,611,000	10,467,000
Accrued liabilities	12,527,000	13,959,000
Insurance notes payable	599,000	—
Income taxes payable	1,552,000	2,380,000
Current liabilities of discontinued operations	—	1,281,000

Total Current Liabilities	26,678,000	31,922,000

Deferred income taxes	2,215,000	1,219,000
Long-term debt	50,267,000	59,907,000
Other long-term liabilities	—	144,000
Liabilities of discontinued operations	—	819,000

Total Liabilities	79,160,000	94,011,000

Minority interest	398,000	373,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued Common stock, par value $.30 per share, 30,000,000 shares authorized, 9,545,670 and 9,259,742 shares issued	2,864,000	2,778,000
Additional paid-in capital	43,759,000	40,724,000
Retained earnings	16,929,000	10,296,000
Accumulated other comprehensive income	453,000	176,000
Treasury stock at cost, 1,018,308 shares	(5,032,000)	(5,032,000)

Total Stockholders’ Equity	58,973,000	48,942,000

Total Liabilities and Stockholders’ Equity	$138,531,000	$143,326,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Revenues	$62,630,000	$51,661,000	$183,828,000	$129,836,000
Operating expenses	41,584,000	34,411,000	122,095,000	86,179,000

Gross Margin	21,046,000	17,250,000	61,733,000	43,657,000

Selling, general and administrative expenses	16,216,000	15,129,000	48,122,000	37,857,000
Non-cash G&A compensation cost	—	4,000	9,000	232,000

Operating income—continuing operations	4,830,000	2,117,000	13,602,000	5,568,000

Interest expense, net	1,083,000	694,000	2,862,000	1,510,000

Earnings from continuing operations before income taxes	3,747,000	1,423,000	10,740,000	4,058,000
Provision for income taxes	1,468,000	491,000	4,113,000	1,491,000

Income from continuing operations	2,279,000	932,000	6,627,000	2,567,000

Discontinued operations:
Income (loss) from operations of discontinued segment	—	540,000	(78,000)	673,000
Gain on sale of segment	—	—	1,494,000	—

Earnings from discontinued operations before income taxes	—	540,000	1,416,000	673,000
Provision for income taxes	—	195,000	1,410,000	247,000

Income (loss) from discontinued operations	—	345,000	6,000	426,000

Net income	$2,279,000	$1,277,000	$6,633,000	$2,993,000

Earnings per common share:
Continuing operations
Basic	$0.27	$0.11	$0.79	$0.32

Diluted	$0.25	$0.10	$0.72	$0.29

Discontinued operations
Basic	$—	$0.04	$—	$0.05

Diluted	$—	$0.04	$—	$0.05

Net income
Basic	$0.27	$0.16	$0.79	$0.37

Diluted	$0.25	$0.14	$0.72	$0.33

Weighted average number of shares outstanding:
Basic	8,433,000	8,199,000	8,354,000	8,134,000

Diluted	9,282,000	8,999,000	9,184,000	8,968,000

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28,
	2006	2005
Cash Flows from Operating Activities:
Net income	$6,633,000	$2,993,000
Less income from discontinued operations	(6,000)	(426,000)

Income from continuing operations	6,627,000	2,567,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,617,000	4,406,000
Amortization of deferred financing costs	311,000	—
Non-cash compensation costs	9,000	232,000
Provision for doubtful accounts	1,049,000	383,000
Deferred income taxes	851,000	—
Loss on disposal of assets	50,000
Other	25,000	19,000
Change in assets and liabilities (Increase) decrease:
Accounts receivable	(7,110,000)	(12,268,000)
Inventories	(414,000)	(1,167,000)
Prepaid expenses and other current assets	589,000	(865,000)
Income tax receivable	—	1,506,000
Increase (decrease):
Accounts payable	(3,856,000)	3,170,000
Accrued liabilities	(1,681,000)	(1,173,000)
Income taxes payable	361,000	(464,000)

Net cash provided by (used in) operating activities from continuing operations	1,428,000	(3,654,000)

Cash Flows From Investing Activities:
Capital expenditures	(4,724,000)	(2,745,000)
Proceeds (net) from sale of Equipment Sales and Rental segment	13,582,000	—
Proceeds from sale of assets	—	14,000
Business acquisitions, net of cash acquired	—	(33,839,000)
Decrease in other assets, net	480,000	(308,000)

Net cash used in investing activities	$9,338,000	$(36,878,000)

Continued

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued

	Nine Months Ended February 28,
	2006	2005
Net borrowings (repayments) under revolving credit agreement	$(6,144,000)	$18,357,000
Proceeds from term notes		25,000,000
Repayment of term and mortgage notes	(2,955,000)	(1,500,000)
Loan financing fees	(189,000)	(1,562,000)
Insurance note payments	(1,741,000)	—
Issuance of common stock	1,649,000	715,000

Net cash provided by financing activities	(9,380,000)	41,010,000

Cash flows of discontinued operations (Revised-See Note 1)		—

Operating cash flows	(1,939,000)	1,877,000
Investing cash flows	(223,000)	(708,000)
Financing cash flows	308,000	—

Net cash provided by discontinued operations	(1,854,000)	1,169,000

Net increase (decrease) in cash and cash equivalents	(468,000)	1,647,000
Cash and cash equivalents at beginning of period	3,993,000	2,019,000

Cash and cash equivalents at end of period	$3,525,000	$3,666,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,230,000	$1,480,000

Income taxes	$4,648,000	$2,032,000

Non-cash investment and financing activities:
Note payable for software licensing	$869,000	$—

Note payable for insurance premiums financing	$2,340,000	$—

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

Discontinued Operations

On November 30, 2005, the Company sold its Equipment Sales and Rental business (Climax Portable Machine Tools, Inc., or “Climax”) for cash (see note 2). With respect to accounts associated with Climax, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of discontinued operations and the operating results of Climax are presented as discontinued operations. Beginning in the current quarter, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operation, which in the November 30, 2005 period was reported on a combined basis as a single amount.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The Company will be required to adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Management is in the process of evaluating the impact of the adoption of this standard.

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

The fair value for the options granted after this date was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and nine months ended February 28, 2006 and 2005:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Risk free interest rate	4.7%	3.3%	3.8%	3.0%
Volatility factor of the expected market price of the Company’s common stock	42.2%	24.0%	28.4%	22.8%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	4 Yrs	3 Yrs	4 Yrs	3 Yrs

The following table illustrates the effect on income from continuing operations if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income - continuing operations, as reported	$2,279,000	$932,000	$6,627,000	$2,567,000
Stock based-employee compensation expense included in reported net income, net of tax	—	3,000	6,000	150,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(143,000)	(108,000)	(437,000)	(273,000)

Pro forma net income from continuing operations	$2,136,000	$827,000	$6,196,000	$2,444,000

Earnings per share—Continuing operations
Basic, as reported	$0.27	$0.11	$0.79	$0.32

Basic, pro-forma	$0.25	$0.10	$0.74	$0.30

Diluted, as reported	$0.25	$0.10	$0.72	$0.29

Diluted, pro-forma	$0.23	$0.09	$0.67	$0.27

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

Total assets sold to and liabilities assumed by the buyers of Climax as of November 30, 2005, as well as total assets and liabilities of Climax included in discontinued operations as of May 31, 2005 are as follows:

	November 30, 2005	May 31, 2005
Receivables	$2,618,000	$2,905,000
Inventories	2,785,000	2,536,000
Prepaid expenses and other current	97,000	45,000

Total Current Assets	5,500,000	5,486,000

Property, plant and equipment	4,498,000	4,392,000

Goodwill	2,953,000	2,953,000

Other assets	662,000	538,000

Total Assets	13,613,000	13,369,000

Accounts Payable	675,000	741,000
Other accrued liabilities	802,000	540,000

Total Current Liabilities	1,477,000	1,281,000
Noncurrent deferred income taxes	—	819,000

Net book value	$12,136,000	$11,269,000

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

For Federal income tax purposes, the stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338 (h) (10) of the Internal Revenue Code. This treatment results in a significantly higher taxable gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million resulting in approximately $1.7 million of current income tax. Deferred income taxes of approximately $0.8 million were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 million of income tax expense was provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338 (h) (10) election.

The amounts of revenue and earnings before income taxes reported in discontinued operations pertaining to Climax are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Revenues	$—	$4,630,000	$7,462,000	$11,447,000
Operating income	—	752,000	394,000	1,127,000
Interest expense allocation	—	212,000	472,000	454,000

Earnings before income taxes	$—	$540,000	$(78,000)	$673,000

Interest allocated to discontinued operations represents approximately 14% of total interest expense in the 2006 period and 23% in the 2005 periods, and is based upon ratio of the debt required to be repaid upon the sale of Climax (approximately $14 million) to the total outstanding debt in the period.

Included in accrued liabilities is approximately $150,000 representing the Company’s best estimate of future costs to be incurred in connection with product liability, product warranty, litigation, and other matters associated with the operations of Climax before the sale. Any subsequent adjustments to such estimates will be reflected as discontinued operations in the period of change. Through February 28, 2006 there have been no changes to the estimates.

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

Cash and borrowings	$34,078,000
Transaction costs	700,000

34,778,000
Fair value of net assets acquired	20,704,000

Excess purchase price allocated to Goodwill	$14,074,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of August 11, 2004
Cash	$1,105,000
Accounts receivable	10,493,000
Inventory	1,393,000
Other current assets	3,044,000
Property, plant and equipment	13,459,000
Goodwill	14,074,000

Total assets acquired	43,568,000

Accounts payable	1,657,000
Accrued liabilities and other	5,035,000
Income taxes payable	2,086,000
Long-term liabilities	12,000

Total liabilities assumed	8,790,000

Net assets acquired	$34,778,000

The unaudited pro forma consolidated results of operations of the Company are shown below as if the acquisition occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

Pro forma data (unaudited)
Nine months ended February 28, 2005
Revenues	$141,445,000
Net income (loss)—continuing operations	$(1,240,000)
Earnings per share—continuing operations:
Basic	$(0.15)
Diluted	$(0.14)

4.	Dividends

No dividends were paid during the nine months ended February 28, 2006 or 2005. Pursuant to the Company’s Credit Agreement, the Company may not pay quarterly dividends without the consent of its senior lender. Future dividend payments will depend upon the Company’s financial condition and other relevant matters.

5.	Earnings Per Share

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

Options to purchase 72,500 and 171,500 were outstanding for the three-months and nine-months ended February 28, 2005, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock. The average market price of the Company’s common stock was greater than the exercise prices for all outstanding options in the 2006 periods.

6.	Receivables

Receivables consist of:

	February 28, 2006	May 31, 2005
Trade accounts receivable	$60,373,000	$57,169,000
Unbilled revenues	5,499,000	3,027,000
Other receivables, primarily employee receivables	1,314,000	406,000
Allowance for doubtful accounts	(1,761,000)	(1,238,000)

Total	$65,425,000	$59,364,000

7.	Inventories

Inventories consist of:

	February 28, 2006	May 31, 2005
Raw materials	$1,356,000	$1,328,000
Work in progress	371,000	303,000
Finished goods	8,545,000	8,227,000

Total	$10,272,000	$9,858,000

8.	Long-term debt

Long-term debt consists of:

	February 28, 2006	May 31, 2005
Credit facility:
Revolving loan	$34,675,000	$40,827,000
Term loan	20,000,000	22,750,000
Software licensing note	869,000	—
Auto loans	112,000	165,000

	55,656,000	63,742,000
Less current portion	5,389,000	3,835,000

Total	$50,267,000	$59,907,000

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

On November 15, 2005, the Company further amended the credit agreement (the “Second Amendment”) to waive the required reduction in the debt to EBITDA ratio to 3.0 to 1 for the quarter ended November 30, 2005 if the sale of Climax occurred during the quarter then ended. The Second Amendment also increased the revolving credit facility by $5 million to a maximum amount of $60 million. The Company is in compliance with the amended covenants at February 28, 2006.

In January 2006, the Company entered into a three-year enterprise agreement with Microsoft for server and desktop volume licensing with software assurance. Financing for the agreement was provided by Microsoft Finance under a three year non-interest bearing note. The note has been discounted at 7.3%, which is the Company’s effective borrowing rate.

9.	Industry Segment Information

Until the sale of Climax on November 30, 2005, the Company operated in two business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, the Company now operates in only one segment—industrial services. The industrial services segment consists of leak repair, hot tapping, emissions control monitoring, field machining and bolting and mechanical inspection services and is an aggregation of the Company’s two operating segments, TMS and TCM (see note 11).

Revenues from the United States and other countries are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
United States	$54,396,000	$44,856,000	$158,812,000	$115,451,000
Canada	3,888,000	3,536,000	13,883,000	8,114,000
Other foreign countries	4,346,000	3,269,000	11,133,000	6,271,000

	$62,630,000	$51,661,000	$183,828,000	$129,836,000

Total assets in the United States and other countries are as follows:

	February 28, 2006	May 31, 2005
United States	$121,322,000	$130,829,000
Canada	12,703,000	8,006,000
Other foreign countries	4,506,000	4,491,000

	$138,531,000	$143,326,000

10.	Comprehensive Income

Comprehensive income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income	$2,279,000	$1,277,000	$6,633,000	$2,993,000
Other comprehensive gain:
Foreign currency translation adjustment, net of tax	105,000	(346,000)	277,000	236,000

Comprehensive income	$2,384,000	$931,000	$6,910,000	$3,229,000

11.	Goodwill and Intangible Assets

There are two reporting units of the industrial services segment for purposes of the FASB Statement No. 142 impairment test – Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). All of the Industrial Services goodwill of $26.5 million is attributable to TCM as a result of business acquisitions and the annual goodwill impairment test is performed at the TCM unit level. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the nine months ended February 28, 2006 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Intangible assets subject to amortization are as follows:

	February 28, 2006	May 31, 2005
Non-compete agreement	1,250,000	1,250,000
Less accumulated amortization	479,000	292,000

Intangibles, net	$771,000	$958,000

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144. Intangible assets consist of a non-compete agreement with an assigned value of $1,250,000 associated with the purchase of Thermal Solutions, Inc. in fiscal 2004. Amortization expense for the nine months ended February 28, 2006 and 2005 was $187,000 in both periods. Estimated amortization expense based on intangibles as of February 28, 2006 is $63,000 for the remaining three months of fiscal 2006, $250,000 for fiscal years 2007 and 2008, and $208,000 for fiscal year 2009.

12.	Common Stock and Additional Paid-In Capital

The following schedule summarizes the changes in common stock and additional paid-in capital:

	Common Stock	Additional Paid-In Capital
Balance at May 31, 2005	$2,778,000	$40,724,000
Shares issued	5,000	118,000
Exercise of stock options	81,000	1,569,000
Tax benefit from exercise of stock options	—	1,188,000
Non cash compensation	—	160,000

Balance at February 28, 2006	$2,864,000	$43,759,000

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

The operations of the industrial services segment consist of into two related segments-—Team Mechanical Services (“TMS”) and Team Cooperheat-MQS (“TCM”). TMS comprises Team’s previously existing mechanical services offerings (leak repair, hot tapping, field machining, technical bolting, field valve repair and fugitive emissions monitoring). TCM comprises field heat treatment and NDE inspection services. For reporting purposes, we aggregate the TMS and TCM segments because of their similar economic characteristics.

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

Prior to November 30, 2005, the Company also operated a separate business segment—Equipment Sales and Rentals. That business was comprised of a wholly-owned subsidiary, Climax Portable Machine Tools, Inc., which was sold on November 30, 2005 for approximately $14.5 million in cash, resulting in a pre-tax gain of approximately $1.5 million.

Results of Operations

Three Months Ended February 28, 2006 Compared To Three Months Ended February 28, 2005

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

The following sets forth the components of revenue and operating income for the three months ended February 28, 2006 and 2005 (in thousands):

	Three Months Ended February 28,		Inc. (dec.)
	2006	2005	$	%
Revenues:
Industrial services
TMS	$28,695	$25,259	$3,436	14%
TCM	33,935	26,402	7,533	29%

	62,630	51,661	10,969	21%

Gross margin:
TMS	11,144	9,252	1,892	20%
% of revenue	39%	37%
TCM	9,902	7,998	1,904	24%
% of revenue	29%	30%

	21,046	17,250	3,796	22%

% of revenue	34%	33%	35%

S, G & A expenses
Industrial services	13,785	12,410	1,375	11%
% of revenue	22%	24%
Corporate costs	2,431	2,723	(292)	-11%
% of revenue	4%	5%

	16,216	15,133	1,083	7%

% of revenue	26%	29%	10%

Operating income–continuing operations	4,830	2,117	2,713

Operating income–continuing operations comprised of:
Industrial services	7,261	4,840	2,421	50%
% of revenue	12%	9%	22%
Less corporate costs:	(2,431)	(2,723)	292	-11%

Total operating income	$4,830	$2,117	$2,713	128%

% of revenue	8%	4%	25%

Industrial Services Segment—Segment operating income was $7.3 million for the quarter, up 50% from the prior year quarter. Segment operating income as a percent of revenue was 12%, up 3 percentage points from the prior year quarter. Total industrial services revenues were $62.6 million in the current fiscal quarter, versus $51.7 million in the same quarter last year. Approximately 13% of industrial services revenues in the current year quarter are from foreign operations, primarily in Canada (6%) and the South America/Caribbean basin (5%), which is comparable to last year’s quarter.

Revenues and Gross Margins—Revenues for TMS increased $3.4 million or 14% over the three months ended February 2005. Nearly all TMS service lines contributed to this growth. TCM experienced even stronger growth rates with revenues increasing $7.5 million over the same quarter last year, or 29%. That organic growth reflects the continuing rebound of the former Cooperheat business unit from its depressed revenue levels while operating in bankruptcy prior to its acquisition by Team as well as the strong market demand for its services.

The company believes that the growth in all of its industrial service offerings reflects strong market demand driven in part by very robust customer profit margins in several key segments combined with Team’s continued market share growth driven by outstanding service performance and ongoing customer strategies to consolidate service procurement with fewer, larger multi-service, multi-location service companies. Additionally, the Company is now seeing the positive effect of last fall’s hurricanes on our Gulf Coast maintenance and turnaround services.

The TMS operations earned a margin of 39% in the quarter, which was two percentage points higher than the same quarter of last year, and one point higher than earned in the second quarter. The improvement in TMS margins reflects the benefit of rate increases put in place in several major customer contracts during the current fiscal year. TCM margins declined by one percentage point to 29% for the quarter, reflecting some job performance issues in two geographic areas. TCM’s lower gross margin versus TMS is due to relatively higher labor and indirect costs as a percentage of sales.

Selling General, and Administrative Expenses (Industrial Services Segment)—Industrial Services selling, general and administrative expenses increased $1.4 million, or 11% over last year’s quarter, which increase was to support the 22% increase in revenues. As a percentage of revenues, segment SG&A improved to 22% in the current year quarter from 24% in last year’s quarter.

Corporate cost—Total corporate costs were $2.4 million in the quarter ended February 28, 2006 versus $2.7 million for the same quarter last year. The prior year quarter included approximately $0.5 million of costs related to integration activities associated with the Cooperheat acquisition.

Interest—Total interest expense was $1.1 million in the quarter ended February 28, 2006 as compared to $0.9 million for the same quarter last year, of which $0.2 million was allocated to discontinued operations in the 2005 quarter (see Note 2 to the Consolidated Condensed Financial Statements). The increase in interest reflects generally increasing interest rates. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes from continuing operations was $1.5 million on pretax income of $3.7 million in the quarter ended February 28, 2006. The effective tax rate for the quarter was 39% for 2006 and 35% for 2005.

Nine Months Ended February 28, 2006 Compared To Nine Months Ended February 28, 2005

The following sets forth the components of revenue and operating income for the nine months ended February 28, 2006 and 2005 (in thousands):

	Nine Months Ended February 28,		Inc. (dec.)
	2006	2005	$	%
Revenues:
Industrial services
TMS	$81,840	$66,561	$15,279	23%
TCM	101,988	63,275	38,713	61%

	183,828	129,836	53,992	42%

Gross margin:
TMS	31,171	25,154	6,017	24%
% of revenue	38%	38%
TCM	30,562	18,503	12,059	65%
% of revenue	30%	29%

	61,733	43,657	18,076	41%

% of revenue	34%	34%	33%
S, G & A expenses
Industrial services	40,510	31,836	8,674	27%
% of revenue	22%	25%
Corporate costs	7,621	6,253	1,368	22%
% of revenue	4%	5%

	48,131	38,089	10,042	26%

% of revenue	26%	29%	19%

Operating income—continuing operations	13,602	5,568	8,034

Operating income—continuing operations comprised of:
Industrial services	21,223	11,821	9,402	80%
% of revenue	12%	9%	17%
Less corporate costs:	(7,621)	(6,253)	(1,368)	22%

Total operating income	$13,602	$5,568	$8,034	144%

% of revenue	7%	4%	15%

Industrial Services Segment—Segment operating income was $21.2 million for the nine months ended February 28, 2006, up 80% from the same period of the prior year. Segment operating income as a percent of revenue was 12%, up 3 percentage points from the prior year. Total industrial services revenues were $183.8 million in the current nine month period, versus $129.8 million in the same period of the prior year. Approximately 14% of industrial services revenues in the current nine month period are from foreign operations, primarily in Canada (8%) and the South America/Caribbean basin (5%). In the nine months period ended February 28, 2005, only about 11% of industrial service revenues were foreign sourced. Of the $54.0 million in revenue growth, approximately $11.0 million is associated with the acquisition of Cooperheat and $43.0 million is from organic growth.

Revenues and margins —Revenues for TMS increased $15.3 million or 23% over the nine months ended February 28, 2005. Nearly all TMS service lines contributed to this growth.

TCM revenue growth of $38.7 million includes $11.0 million associated with the inclusion of the Cooperheat business for the full period in fiscal 2005, and $27.7 million of organic growth, or a 44% increase on a pro forma basis. The organic growth reflects the continuing rebound of the former Cooperheat business unit from its depressed revenue levels while operating in bankruptcy prior to its acquisition by Team as well as the strong market demand for its services.

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

Selling General, and Administrative Expenses (Industrial Services Segment)—With respect to segment selling, general and administrative expenses (“SG&A”), of the total increase of $8.7 million, $3.8 million is associated with the additional field operations of the TCM acquired businesses. The remainder of the increase in SG&A ($4.9 million) primarily reflects increases in costs to support the organic growth of the industrial services business segment. As a percentage of revenues, segment SG&A improved to 22% in the current year quarter from 25% in last year’s period.

Corporate—Total corporate costs were $7.6 million for the nine month period ended February 28, 2006 versus $6.3 million in the same period last year. The increase of $1.4 million includes $0.9 million in costs incurred in the first quarter related to Sarbanes-Oxley Section 404 compliance (“SOX”) for the year ended May 31, 2005, as well as additional costs to support the acquired business. The 2005 year to date period included $232 thousand of a non-cash compensation charge associated with the vesting of performance based stock options covering 67 thousand shares that were granted in 1998 to the Company’s Chief Executive Officer as well as $0.6 million of integration costs.

Interest—Total interest expense was $3.3 million in the first nine months of fiscal 2006 as compared to $2.0 million in the same period last year, of which $0.5 million in each period was allocated to discontinued operations. (See Note 2 to the Consolidated Condensed Financial Statements). This increase is directly associated with the additional borrowings to fund the acquisition of Cooperheat (August 2004), and reflects the growth in debt due to growth in working capital as compared to last year’s period and as a result of generally increasing interest rates. See also the discussion of liquidity and capital resources below.

Taxes—The provision for income taxes on income from continuing operations was $4.1 million on pretax income of $10.7 million for the first nine months of fiscal 2006. The effective tax rate for the year to date period was 38%, up one point from last year’s provision. The effective tax rate on discontinued operations was nearly 100% in the current year to date period. For Federal income tax purposes, the Climax stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338 (h) (10) of the Internal Revenue Code. This treatment results in a significantly higher tax gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million. Deferred income taxes of approximately $0.8 million thousand were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 thousand of income tax expense was provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338 (h) (10) election.

Liquidity and Capital Resources

Financing for the Company’s operations is provided by an $85 million credit facility, consisting of a $60 million revolving loan and a $25 million term facility. The facility originated in August 2004 and provided the financing for the Cooperheat acquisition. The facility matures in August 2009. The term facility requires mandatory principal reductions of $3 million in 2005, $4 million in 2006 and $6 million in each of years 2007 through 2009. Borrowings on the facility are generally at LIBOR (which was approximately 4.8% at February 28, 2006) plus a margin which is variable depending upon the ratio of funded debt to EBITDA. (EBITDA is earnings before interest, taxes, depreciation and amortization).

On October 5, 2005, the Company amended the credit agreement (the “First Amendment”) with its banks to increase the allowable debt to EBITDA ratio. The First Amendment also provided that proceeds from a sale of the Climax business would be applied to reduce amounts outstanding under the revolving loan, rather than the term loan, as provided in the original credit agreement. The First Amendment further provided that the maximum debt to EBITDA ratio would be reduced to 3.0 to 1 immediately upon the disposition of Climax.

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

The Company recognized a pre-tax gain on the sale of Climax of $1.5 million, which is net of costs and expenses associated with the transaction of approximately $0.9 million. For Federal income tax purposes, the stock sale provided the purchaser with a step-up in basis of the underlying assets of Climax under Section 338 (h) (10) of the Internal Revenue Code. This treatment results in a significantly higher tax gain to the Company than is reflected in the financial statements since the Company’s tax basis calculation is limited to the amount of the historic tax basis of Climax in its underlying assets. The total differential between book and tax gain is approximately $4.9 million. Deferred income taxes of approximately $0.8 million were provided for the tax-effect of the differential at the time of the Company’s purchase of Climax in 1998. An additional $0.9 million of income tax expense was provided in the second quarter in the discontinued operations section of the income statement to reflect the additional tax obligation resulting from the Section 338 (h) (10) election. Taxes associated with the transaction (totaling approximately $2.2 million) were paid in the third quarter of the current fiscal year.

The Company is in compliance with the amended covenants at February 28, 2006.

For the nine months ended February 28, 2006, cash provided by operating activities was $1.4 million, which is net of, among other items, an increase in receivables of $7.1 million. In the year-to-date period, the Company continued to experience a lengthening of the number of days sales outstanding in accounts receivable (“DSO”) to approximately 91 days from 82 days at May 31, 2005.

The Company incurred approximately $5.5 million for capital expenditures in the nine months ended February 28, 2006. Capital expenditures include $0.9 million incurred in the third quarter for a three-year enterprise agreement with Microsoft for server and desktop volume licensing with software assurance. Financing for the agreement was provided by Microsoft Finance under a three year non-interest bearing note. The note has been discounted at 7.3%, which is the Company’s effective borrowing rate.

At February 28, 2006, the Company was contingently liable for $ 6.5 million in outstanding stand-by letters of credit and, at that date, approximately $14.0 million was available to borrow under the credit facility.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets

For purposes of computing the annual impairment test, the Company’s reporting units are Team Cooperheat MQS (“TCM”) of the Industrial Services Segment. The Company completed the required annual impairment test for fiscal 2005 and determined that there was no impairment of goodwill as of May 31, 2005. The Company does not believe that any triggering events have occurred during the nine months ended February 28, 2006 that would require a re-assessment of the recoverability of its goodwill balances. The impairment test for the current fiscal year will not be performed until the end of the fiscal year.

Revenue Recognition - The Company derives its revenues by providing a variety of industrial services including leak repair, hot tapping, emissions control services, field machining and inspection services. For all of these services, revenues are recognized when services are rendered. Because most of the Company’s projects are short-term in nature, revenue recognition does not involve a significant use of estimates, as would be the case if our services were longer term in nature. At the end of each reporting period there is an amount of earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2006 and May 31, 2005, the amount of unbilled revenue included in receivables was $5.5 million and $ 3.0 million, respectively.

Deferred Income Taxes - The Company records deferred income tax assets and liabilities related to temporary differences between the book and tax bases of assets and liabilities. The Company computes its deferred tax balances by multiplying these temporary differences by the current tax rates. If deferred tax assets exceed deferred tax liabilities, the Company must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred tax asset amounts that are not likely to be realized. As of February 28, 2006, management believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded. For interim reporting purposes, the Company computes an estimated annual effective tax rate and multiplies that rate times earnings before income tax to compute income tax expense for interim periods.

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

The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, the Company has not had any claims made against a letter of credit that resulted in a payment made by the issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future. At February 28, 2006, $6.5 million was outstanding under standby letters of credit to secure, generally, workers compensation and automobile liability insurance contracts.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The Company will be required to adopt the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Management is in the process of evaluating the impact of the adoption of this standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds certain floating-rate obligations. There were no material quantitative or qualitative changes during the first nine months of fiscal 2006 in the Company’s market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of February 28, 2006, and have concluded that such controls are effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed two (2) reports on Form 8-K during the quarter ended February 28, 2006, as follows:

1)	dated December 6, 2005, covering the completion of Disposition of Assets of Climax and amendments dated October 5 and November 15, 2005 to the Company’s credit agreement with its bank group.

2)	dated January 4, 2006, covering a press release relating to its earnings for the quarter ended November 30, 2005,

In addition, shortly after the close of the quarter, on March 9, 2006, the Company filed an 8-K announcing the voluntary resignation of a member of its Board of Directors, E. Patrick Manuel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: April 10, 2006

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President -
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)