Form 10-Q
period 2006-08-31
TEAM INC
filed 2006-10-10
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On October 3, 2006, there were 8,663,968 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,477	$2,578
Receivables, net of allowance of $1,663 and $1,255	61,440	68,487
Inventories	11,412	10,525
Deferred income taxes	583	781
Prepaid expenses and other current assets	5,554	2,460

Total Current Assets	83,466	84,831

Property, plant and equipment, net	27,660	26,448
Intangible assets, net of accumulated amortization of $604 and $542	646	708
Goodwill	26,452	26,452
Other assets	1,319	1,532

Total Assets	$139,543	$139,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$6,360	$5,899
Accounts payable	6,976	7,978
Insurance note payable	2,486	—
Other accrued liabilities	12,133	16,898
Current income taxes payable	3,449	4,837

Total Current Liabilities	31,404	35,612

Deferred income taxes	651	404
Long-term debt	40,783	39,804

Total Liabilities	72,838	75,820
Minority interest	310	266

Commitments and contingencies

Stockholders' Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,682,276 and 9,658,957 shares issued	2,905	2,898
Additional paid-in capital	45,171	44,723
Retained earnings	22,454	20,932
Accumulated other comprehensive income	897	364
Treasury stock at cost, 1,018,308 shares	(5,032)	(5,032)

Total Stockholders' Equity	66,395	63,885

Total Liabilities and Stockholders' Equity	$139,543	$139,971

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended August 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$65,739	$54,152
Operating expenses	43,947	36,869

Gross margin	21,792	17,283
Selling, general and administrative expenses	18,090	15,598

Operating income	3,702	1,685
Interest expense, net	1,050	837

Earnings before income taxes	2,652	848
Provision for income taxes	1,130	331

Income from continuing operations	1,522	517

Discontinued operations:
Income from discontinued operations, net of tax of $21	—	32

Net income	$1,522	$549

Net income per share: Basic
From continuing operations	$0.18	$0.07
From discontinued operations	0.00	0.00

Total	$0.18	$0.07

Net income per share: Diluted
From continuing operations	$0.16	$0.06
From discontinued operations	0.00	0.00

Total	$0.16	$0.06

Weighted averages shares outstanding
Basic	8,649	8,266
Diluted	9,292	9,122

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended August 31,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$1,522	$549
Less income attributable to discontinued operations	—	32

Income attributable to continuing operations	1,522	517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,573	1,412
Gain (loss) on asset sales	(33)	—
Amortization of deferred loan costs	117	103
Allowance for doubtful accounts	408	118
Minority interest in earnings and other	44	46
Deferred income taxes	445	1,039
Non-cash compensation cost	245	4
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	6,638	4,999
Inventories	(887)	(210)
Prepaid expenses and other current assets	221	92
Increase (decrease):
Accounts payable	(1,002)	(5,179)
Other accrued liabilities	(4,765)	(2,034)
Income taxes payable	(1,388)	(446)

Net cash provided by operating activities	3,138	461

Cash Flows From Investing Activities:
Capital expenditures	(2,566)	(1,874)
Proceeds from sale of assets	194	—
Increase in other assets, net	311	179

Net cash used in investing activities	(2,061)	(1,695)

Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	1,440	1,154
Payments related to term loans and financing arrangements	—	(768)
Tax benefit of stock option exercises	25	1
Insurance note payments	(828)	(417)
Issuance of common stock	185	687

Net cash provided by financing activities	822	657

Cash flows of discontinued operations:
Operating cash flows	—	347
Investment cash flows	—	(1,202)
Financing cash flows	—	—

Net cash used in discontinued operations	—	(855)
Net increase (decrease) in cash and cash equivalents	1,899	(1,432)
Cash and cash equivalents at beginning of period	2,578	3,993
Cash and cash equivalents at end of period	$4,477	$2,561

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our common stock trades on the American Stock Exchange (“AMEX”) under the symbol “TMI”. We were incorporated in Texas under the name Team, Inc. in 1973. Our fiscal year ends on May 31 of the calendar year.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline, and other heavy industries. Our inspection services also serve a broader customer base that includes the aerospace and automotive industries. We offer an array of complimentary services including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing, and

•	field heat treating.

We offer these services in over 70 locations throughout the United States, Aruba, Canada, Singapore, Trinidad and Venezuela. We also license our proprietary techniques and materials to various companies outside the United States and we receive royalties based upon revenues earned by our licensees

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments and adjustments related to the sale of a business segment (please see Note 2), necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2006 is derived from the May 31, 2006 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2006.

Consolidation. Our consolidated condensed financial statements include the financial statements of Team, Inc. and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recognized for the portion not owned by us. Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) analyzing tangible and intangible assets for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, and (6) estimating the useful lives of our assets.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Income Taxes. We follow the guidance in FASB Statement No. 109, Accounting for Income Taxes which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

Allowance for Doubtful Accounts. In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of outstanding accounts receivable.

Workers Compensation, Auto, Medical and General Liability Accruals. In accordance with FASB Statement No. 5, Accounting for Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per case. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors.

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

We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2006 and May 31, 2006, the amount of earned but unbilled revenue included in accounts receivable was $8.9 million and $3.8 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Foreign Currency. For subsidiaries whose functional currency is not the United States dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Currency transaction gains and losses are recorded in other income and expense, net on the consolidated statements of operations.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of common shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the additional pro forma exercise of options to acquire common stock to the extent that the options exercised are dilutive.

There were 107,000 and 30,000 outstanding stock options not included in the computation of diluted EPS because the options were antidilutive at August 31, 2006 and 2005, respectively.

Accounting Principles Adopted

FASB No. 123(R). In December 2004, the FASB issued FASB No. 123(R), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) requires all companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted FASB No. 123(R) effective June 1, 2006, using the modified prospective transition method permitted under this pronouncement. Our cumulative effect of implementing this statement, which consists entirely of a forfeiture adjustment, was immaterial. The application of FASB No. 123(R) had a material impact on the unaudited condensed consolidated statements and basic and diluted loss per share for the three months ended August 31, 2006, compared to amounts that would have been reported pursuant to our previous accounting treatment. Had compensation cost for all stock options granted prior to June 1, 2006 been determined on a fair value basis consistent with FASB No. 123(R), our net income and basic and diluted earnings per share amounts for the three-month period ended August 31, 2005 would have been as follows (in thousands):

Three Months Ended August 31, 2005

Income from continuing operations, as reported	$517
Add stock-based employee compensation expense included in reported net income, net of tax	3
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(145)

Pro forma net income	$375

Earnings per share, as reported—basic	$0.07
Pro forma earnings per share—basic	$0.05
Earnings per share, as reported—diluted	$0.06
Pro forma earnings per share—diluted	$0.04

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three months ended August 31, 2006: dividends per quarter of zero; expected annualized volatility (historical) of 39.4%; a risk-free interest rate of 4.8% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 6 years. For comparative purposes, the fair value of options granted during the three months ending August 31, 2005 was determined using the following weighted-average assumptions: dividends per quarter of zero; annualized volatility of 27.8%; a risk-free interest rate of 3.9% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 3 years. For restricted stock awards, we consider the fair value to be the closing price of the stock on the grant date. The exercise price, terms and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized, which was 1,600,000 shares at August 31, 2006. On September 28, 2006 subsequent to quarter end, at our annual shareholders meeting, shareholders voted affirmatively to increase the authorized shares by 750,000.

        Included in the options discussed above are 1998 grants to our Chief Executive Officer (“CEO”) to purchase 200,000 shares of common stock at a price of $3.625 per share that were subject to a vesting schedule based on our stock price performance measures. All of the performance measures were achieved as of the end of the first quarter of fiscal 2005. Additionally, in connection with a new employment agreement with our CEO in January 2005, the CEO was given the right to be issued future options to acquire up to an additional 400,000 shares of our common stock. Such options will be issued no later than January 2008, subject to the provision that the CEO continues to be employed by us. The new options may be granted under existing stock option plans or any other future plan that we may be adopt. To the extent that the CEO exercises any previously awarded options, the issuance of the new options will be accelerated, generally limited to 100,000 shares per year through the term of the CEO’s employment agreement, which expires on January 31, 2008. All grants of new options have an exercise price equal to the market value of our common stock on the date of the new grant and these options vest ratably over four years. Please see Note 10 regarding subsequent events affecting the CEO’s employment agreement.

Transactions involving stock options for the three months ended August 31, 2006 are summarized below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2006	1,434	$12.65	7	$27.0
Granted	22	$26.27	10	$—
Exercised	(6)	$11.73	7	$0.1
Forfeited or expired	(3)	$31.94	9	$—

Outstanding at August 31, 2006	1,447	$13.45	6	$16.3
Exercisable at August 31, 2006	974	$9.34	5	$14.3

In September 2004, we executed a Restricted Stock Award Agreement with our President and Chief Operating Officer. The agreement awards up to 15,000 shares of restricted stock which may vest upon the achievement of specific financial targets related to earnings before interest and taxes for the fiscal years 2005, 2006 and 2007. As of August 31, 2006, the remaining unvested shares are expected to vest, resulting in compensation expense of $31,250 during the three months ended August 31, 2006.

We granted 22,000 and 210,000 stock options during the three months ending August 31, 2006 and 2005, respectively. The 210,000 stock options granted during the three months ending August 31, 2005 had a weighted average exercise price of $18.89 and a weighted average fair value of $5.33. Compensation expense related to options granted and restricted stock awarded totaled $245,000 and $4,000 for the quarters ended August 31, 2006 and 2005, respectively. Tax benefits for compensation expense related to options granted and restricted stock awarded totaled $25,000 and $1,000 for the three months ended August 31, 2006 and 2005, respectively. As of August 31, 2006, $2.8 million of total unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of 2 years.

FASB No. 151. In November 2004, the FASB issued FASB No. 151, Inventory Costs—an amendment of ARB 43, Chapter 4 (“FASB No. 151”). FASB No. 151 clarifies the accounting for excessive amounts of idle facility expense, freight, handling costs and wasted material and requires that the allocation of fixed production overheads to the costs of conversion of inventory be based on the normal capacity of the production facilities. We adopted FASB No. 151 on June 1, 2006 and it did not have a material effect on our results of operations, financial position or cash flows.

        FASB No. 154. In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FASB No. 154”). FASB No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of FASB No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement on June 1, 2006 did not have a material effect on our results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

        FIN No. 48. In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. FIN No. 48 is effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact of this statement on our financial statements.

        EITF 06-3. In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact of this statement on our financial statements.

2. DISPOSITIONS AND ACQUISITIONS

        Dispositions. On November 30, 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”), for approximately $14.5 million and recognized subsequent purchase price adjustments of approximately $0.2 million. Climax was engaged in equipment sales and rental and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance at customer locations. The results of operations for Climax, presented as discontinued operations, include interest on our debt that is required to be repaid with proceeds from the sale of Climax. The revenues, operating income, interest expense allocation and earnings before income taxes, presented in discontinued operations for three months ended August 31, 2006 and 2005 are as follows (in thousands):

	August 31, 2006	August 31, 2005
Revenues	$—	$3,732
Operating income	—	288
Interest expense allocation	—	235

Earnings before income taxes	$—	$53

3. RECEIVABLES

A summary of accounts receivables as of August 31, 2006 and May 31, 2006 is as follows (in thousands):

	August 31, 2006	May 31, 2006
Trade accounts receivable	$54,213	$65,979
Unbilled revenues	8,890	3,763
Allowance for doubtful accounts	(1,663)	(1,255)

Total	$61,440	$68,487

4. INVENTORIES

A summary of inventory as of August 31, 2006 and May 31, 2006 is as follows (in thousands):

	August 31, 2006	May 31, 2006
Raw materials	$1,794	$1,398
Work in progress	312	318
Finished goods	9,306	8,809

Total	$11,412	$10,525

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2006 and May 31, 2006 is as follows (in thousands):

	August 31, 2006	May 31, 2006
Land	$945	$934
Buildings and leasehold improvements	6,694	6,820
Machinery and equipment	40,775	37,706
Furniture and fixtures	1,467	1,543
Computers and computer software	3,085	2,932
Automobiles	2,248	2,411
Construction in progress	1,684	827

Total	56,898	53,173
Accumulated depreciation and amortization	(29,238)	(26,725)

Property, plant, and equipment, net	$27,660	$26,448

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2006 and May 31, 2006 is as follows (in thousands):

	August 31, 2006	May 31, 2006
Payroll and other compensation expenses	$6,625	$10,987
Insurance accruals	2,516	2,283
Property, sales and other taxes	420	719
Interest	391	397
Auto lease rebate	1,057	1,127
Other	1,124	1,385

Total	$12,133	$16,898

7. LONG-TERM DEBT

In January 2006, we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. The Software Licensing Note for the agreement was provided by the vendor under a three year non-interest bearing note. The note has been discounted at 7.3%, which is our effective borrowing rate. The discount of $0.1 million is amortizing to interest expense over the term of the note.

In August 2004, we replaced our existing debt with a credit facility which matures in August 2009 and consists of a revolving loan of $60 million and a $25 million term facility (the “Credit Facility”). Interest on the Credit Facility is at LIBOR plus a margin which is variable depending upon the ratio of funded debt to EBITDA as defined per the Credit Facility. The effective annual interest rates applicable to the Credit Facility were 7.40% and 6.16% at August 31, 2006 and 2005, respectively. The new facility is secured by virtually all of our assets and contains restrictions on the creation of liens on assets and the acquisition or sale of subsidiaries as well as the incurrence of certain liabilities. We are in compliance with the covenants at August 31, 2006 and our unused available borrowing capacity under the Credit Facility was $31.7 million.

A summary of long-term debt as of August 31, 2006 and May 31, 2006 is as follows (in thousands):

	August 31, 2006	May 31, 2006
Revolving loan portion of the Credit Facility	$28,295	$25,765
Term loan portion of the Credit Facility	18,000	19,000
Software Licensing Note	781	854
Auto loans	67	84

	47,143	45,703
Less current portion	6,360	5,899

Long-term debt, excluding current installments	$40,783	$39,804

We are occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, we have not had any claims made against a letter of credit that resulted in a payment made by the issuer or by us to the holder. We believe it is unlikely that we will have to fund claims made under letters of credit in the foreseeable future. At August 31, 2006, we were also contingently liable for outstanding stand-by letters of credit totaling $5.8 million.

8. INDUSTRY SEGMENT INFORMATION

Prior to the sale of Climax on November 30, 2005, we operated as two business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, we now operate in only one segment—industrial services.

Revenues from continuing operations and long-lived assets in the United States and other countries are as follows (in thousands):

	Three Months Ended August 31,
	2006	2005
Revenue
United States	$56,485	$45,768
Canada	5,770	4,180
Other foreign countries	3,484	4,204

Total	$65,739	$54,152

	August 31, 2006	May 31, 2006
Total Assets
United States	$124,097	$124,135
Canada	12,069	11,339
Other foreign countries	3,377	4,497

Total	$139,543	$139,971

9. OTHER COMPREHENSIVE INCOME

A summary of comprehensive income for the three months ended August 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended August 31,
	2006	2005
Net income	$1,522	$549
Other comprehensive gain:
Foreign currency translation adjustment, net of tax	533	133

Comprehensive income	$2,055	$682

10. SUBSEQUENT EVENTS

On October 9, 2006, subsequent to year end, our CEO and our Board of Directors mutually agreed to cancel the CEO’s employment agreement. This action was initiated by our CEO for the sole purpose of aligning future compensation arrangements in a manner similar to that currently used for our other officers. There are no plans to change or alter the CEO’s current role, title or responsibilities. The CEO’s employment agreement is the only such employment agreement we had entered into with any of our employees. Among other things, the cancellation of the employment agreement has the effect of nullifying 295,000 future stock option grants that would have been issued no later than January 31, 2008, the date of the original expiration of the employment agreement. There was no consideration paid by us related to the cancellation of the employment agreement and we incurred no early termination penalties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2006.

        We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our 2006 Form 10-K.

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

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing, and

•	field heat treating.

We offer these services in over 70 locations throughout the United States and international markets including Aruba, Canada, Singapore, Trinidad and Venezuela. We also license our proprietary techniques and materials to various companies outside the United States and we receive royalties based upon revenues earned by our licensees.

Dispositions

On November 30, 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) of Newberg, Oregon, for approximately $14.5 million in cash. Our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows have been recast to present the operating results of Climax as discontinued operations for all periods presented.

Three Months Ended August 31, 2006 Compared To Three Months Ended August 31, 2005

Revenues. Revenues from continuing operations in the period ended August 31, 2006 were $65.7 million compared to $54.2 million in the period ended August 31, 2005, an increase of $11.5 million or 21%. Our results reflect broad based growth across the majority of geographic regions and service lines making up Team’s two divisions. Revenues for the TCM division in the period ended August 31, 2006 were $33.6 million compared to $29.7 million in the prior period, an increase of $3.9 million or 13%. Revenues for the TMS division in the current quarter were $32.1 million compared to $24.4 million in the prior period, an increase of $7.7 million, or 32%.

Gross Margin. Gross margin from continuing operations in the period ended August 31, 2006 was $21.8 million compared to $17.3 million in the period ended August 31, 2005, an increase of $4.5 million or 26%. Gross margin as a percentage of sales was 33% in the current period as opposed to 32% in the prior period. For the current period, gross margin as a percentage of sales was 39% for the TMS division and 28% for the TCM division. The improvement in gross margin as a percentage of sales was equally attributable to both divisions and resulted from improved pricing and productivity that more than offset increased labor expenses in this tighter labor environment.

Selling, General and Administrative Expenses. SG&A in the period ended August 31, 2006 was $18.1 million compared to $15.6 million in the period ended August 31, 2005, an increase of $2.5 million or 16%. The increase in SG&A was due to investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $14.5 million and SG&A attributable to corporate administration was $3.6 million, which includes stock option related expense of $245,000. Operating profit as a percent of revenue was 6% in the current period versus 3% in the prior period, reflecting the continuing operating leverage of the business. Operating profit attributable to field operations was 11% in the current period, compared to 8% in the prior period.

Interest. Interest expense was $1.1 million in the period ended August 31, 2006 compared to $0.8 million in the period ended August 31, 2005. This increase is the result of higher interest rates on our LIBOR based debt and higher levels of average outstanding borrowings during the comparative time periods. Please see Note 7 for further discussion regarding our Credit Facility.

Taxes. The provision for income taxes was $1.1 million on pretax income of $2.7 million for the period ended August 31, 2006. The effective tax rate for the period ended August 31, 2006 was 43% compared to 39% for the period ended August 31, 2005. The increase in effective rate is primarily due to $245,000 of non-deductible non-cash compensation expense in connection to the expensing of stock options under FASB No. 123(R).

Liquidity and Capital Resources

Financing for our operations, consists primarily of leasing arrangements, our Credit Facility and cash flows attributable to our operations. We believe that the liquidity we derive from our leasing arrangements, our Credit Facility and cash flows attributable to our operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. At August 31, 2006, our unused available borrowing capacity under the Credit Facility was $31.7 million.

Cashflows Attributable to Our Operations. For the period ended August 31, 2006, cash provided by operating activities was $3.1 million. Net income from operations of $1.5 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts, deferred tax charges and non-cash compensation was $4.3 million, of which, $1.2 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities. For the period ended August 31, 2006, cash used in investing activities was $2.1 million due primarily to $2.6 million of capital expenditures. We anticipate capital expenditures for the remainder of the fiscal year to increase as a result of increased business activity, resulting in total fiscal 2007 capital expenditures of $12 million to $18 million. The increase in planned capital expenditures is associated with specific project opportunities, replacement of equipment acquired in prior acquisitions and expansion into a new customer base.

Cashflows Attributable to Our Financing Activities. For the period ended August 31, 2006, cash provided by financing activities was $0.8 million. $1.4 million of cash was provided by borrowing under our Credit Facility and $0.8 million was used to pay down our insurance premium note payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to potential increases in interest rates related to our floating interest rate debt. Please see Note 7 for further discussion regarding our Credit Facility.

We have operations in foreign countries with a functional currency that is not the United States Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any legal liability under the allegations of the suit. We further believe that we are entitled to be indemnified from any loss we may incur under the terms of the Stock Purchase Agreement related to the acquisition. Mr. Lescroart is a member of the Board of Directors of the Company and was dismissed from the lawsuit for lack of personal jurisdiction in December 2005. The plaintiff appealed the dismissal of Mr. Lescroart and the parties are awaiting a decision from the court of appeals on that issue.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors beginning on page 6 of our 2006 Form 10-K includes a detailed discussion of our risk factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Shareholders was held on September 28, 2006. At that meeting, Messrs., Vincent D. Foster, Jack M. Johnson, Jr. and Robert A. Peiser were elected to serve as Class II directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Vincent D. Foster	7,466,920	431,849
Jack M. Johnson, Jr.	7,413,989	484,780
Robert A. Peiser	7,544,785	353,984

The shareholders also approved the Team, Inc. 2006 Stock Incentive Plan by the following vote:

FOR	AGAINST
	ABSTAIN	BROKER	NON-VOTE
4,911,649	1,359,387	58,810	1,568,923

ITEM 5. OTHER INFORMATION

A material definitive agreement, the employment agreement between our CEO and us, was cancelled (please see Note 10 to our financial statements included in this Form 10-Q) effective October 9, 2006. A copy of the cancellation agreement between our CEO and us is attached as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)

Date: October 10, 2006

/s/ PHILIP J. HAWK

Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN

Ted W. Owen, Senior Vice President -
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)