Form 10-Q
period 2006-11-30
TEAM INC
filed 2007-01-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number 001-08604

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

On January 8, 2007, there were 8,765,226 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,724	$2,578
Receivables, net of allowance of $2,512 and $1,255	74,911	68,487
Inventories	10,478	10,525
Deferred income taxes	507	781
Prepaid expenses and other current assets	3,452	2,460

Total Current Assets	94,072	84,831
Property, plant and equipment, net	30,445	26,448
Intangible assets, net of accumulated amortization of $667 and $542	583	708
Deferred income taxes	510	—
Goodwill	26,452	26,452
Other assets	1,217	1,532

Total Assets	$153,279	$139,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$6,373	$5,899
Accounts payable	9,869	7,978
Insurance note payable	1,729	—
Other accrued liabilities	12,324	16,898
Current income taxes payable	4,242	4,837

Total Current Liabilities	34,537	35,612

Deferred income taxes	—	404
Long-term debt	45,844	39,804

Total Liabilities	80,381	75,820
Minority interest	355	266
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,781,034 and 9,658,957 shares issued at November 30, 2006 and May 31, 2006	2,934	2,898
Additional paid-in capital	46,518	44,723
Retained earnings	27,921	20,932
Accumulated other comprehensive income	202	364
Treasury stock at cost, 1,018,308 shares	(5,032)	(5,032)

Total Stockholders’ Equity	72,543	63,885

Total Liabilities and Stockholders’ Equity	$153,279	$139,971

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$83,185	$67,046	$148,924	$121,198
Operating expenses	52,769	43,642	96,716	80,511

Gross margin	30,416	23,404	52,208	40,687
Selling, general and administrative expenses	18,742	16,146	36,408	31,474
Bad debt expense	1,412	171	1,836	441

Operating income	10,262	7,087	13,964	8,772
Interest expense, net	1,070	942	2,120	1,779

Earnings before income taxes	9,192	6,145	11,844	6,993
Provision for income taxes	3,725	2,314	4,855	2,645

Income from continuing operations	5,467	3,831	6,989	4,348

Discontinued operations:
Income from discontinued operations, net of a tax benefit of $105 and $84 for the three and six month periods ended November 30, 2005, respectively	—	(26)	—	6

Net income	$5,467	$3,805	$6,989	$4,354

Net income per share: Basic
From continuing operations	$0.63	$0.46	$0.81	$0.52
From discontinued operations	0.00	0.00	0.00	0.00

Total	$0.63	$0.46	$0.81	$0.52

Net income per share: Diluted
From continuing operations	$0.58	$0.41	$0.74	$0.47
From discontinued operations	0.00	0.00	0.00	0.00

Total	$0.58	$0.41	$0.74	$0.47

Weighted averages shares outstanding
Basic	8,706,000	8,361,000	8,677,000	8,312,000
Diluted	9,442,000	9,292,000	9,397,000	9,205,000

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended November 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$6,989	$4,354
Less income attributable to discontinued operations	—	(6)

Income attributable to continuing operations	6,989	4,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,437	3,038
Loss on asset sales	(82)	—
Amortization of deferred loan costs	202	204
Allowance for doubtful accounts	1,836	441
Minority interest in earnings and other	89	103
Deferred income taxes	(550)	531
Non-cash compensation cost	595	9
Changes in assets and liabilities, net of effects from business acquisitions:
Decrease (increase):
Accounts receivable	(8,260)	(9,353)
Inventories	47	(308)
Prepaid expenses and other current assets	2,747	(2,149)
Increase (decrease):
Accounts payable	1,651	(2,216)
Other accrued liabilities	(4,574)	1,067
Income taxes payable	(595)	1,535

Net cash provided (used) by operating activities	3,532	(2,750)

Cash Flows From Investing Activities:
Capital expenditures	(7,249)	(3,374)
Proceeds from sale of assets	206	13,582
Increase (decrease) in other assets, net	(83)	298

Net cash provided (used) by investing activities	(7,126)	10,506

Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	9,140	(8,962)
Payments related to term loans and financing arrangements	(2,626)	(1,914)
Loan financing fees	—	(164)
Tax benefit of stock option exercises	332	—
Insurance note borrowings	—	2,340
Insurance note payments	(2,010)	(1,089)
Issuance of common stock	904	535

Net cash provided (used) by financing activities	5,740	(9,254)

Cash flows of discontinued operations:
Operating cash flows	—	1,704
Investment cash flows	—	(1,344)
Financing cash flows	—	—

Net cash provided by discontinued operations	—	360
Net increase (decrease) in cash and cash equivalents	$2,146	$(1,138)
Cash and cash equivalents at beginning of period	$2,578	$3,993
Cash and cash equivalents at end of period	$4,724	$2,855

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. We were incorporated in Texas under the name Team, Inc. in 1973. Our fiscal year ends on May 31.

On December 14, 2006, subsequent to our quarter end, our Board of Directors approved the transfer of the listing of our common stock from the American Stock Exchange (“AMEX”) to the NASDAQ Global Select Market (“NASDAQ”). Our common stock continued to trade on the AMEX under the symbol “TMI” until the transfer was completed on December 28, 2006, at which time we began trading on the NASDAQ under the symbol “TISI”.

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

Consolidation. Our consolidated condensed financial statements include the financial statements of Team, Inc. and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recognized for the portion of any subsidiaries not owned by us. Certain amounts in prior years have been reclassified to conform to the current year presentation.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things; (1) aspects of revenue recognition, (2) analyzing tangible and intangible assets for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, and (6) estimating the useful lives of our assets.

Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.

Allowance for Doubtful Accounts. In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those receivables that will eventually be deemed uncollectible and written off, we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and our review of long outstanding accounts receivable. Our review of long outstanding accounts receivable takes into account many factors which include, but are not limited to, our relationship with the customer, terms and conditions of the contractual arrangements with the customer, adequacy of records and documents and other various factors. At November 30, 2006 and May 31, 2006 our allowance for doubtful accounts was $2.5 million and $1.3 million, respectively.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

Most of our projects are short-term in nature. For jobs which are time and materials based, or based on the number of components monitored, our revenues are recognized as services are rendered or when a product is shipped and risk of ownership passes to the customer. For jobs that are based on a fixed-price bid, revenues are recognized when the job is complete.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

For the three month period ended November 30, 2006 and 2005, there were 316,000 and zero stock options not included in the computation of diluted EPS because the options were antidilutive at November 30, 2006 and 2005, respectively.

For the six month period ended November 30, 2006 and 2005, there were 316,000 and zero stock options not included in the computation of diluted EPS because the options were antidilutive at November 30, 2006 and 2005, respectively.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

Accounting Principles Adopted

FASB No. 123(R). In December 2004, the FASB issued FASB No. 123(R), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) requires all companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted FASB No. 123(R) effective June 1, 2006, using the modified prospective transition method permitted under this pronouncement. Our cumulative effect of implementing this statement, which consists entirely of a forfeiture adjustment, was immaterial. The application of FASB No. 123(R) had a material impact on the unaudited condensed consolidated statements and basic and diluted loss per share for the three months and six months ended November 30, 2006, compared to amounts that would have been reported pursuant to our previous accounting treatment. Had compensation cost for all stock options granted prior to June 1, 2006 been determined on a fair value basis consistent with FASB No. 123(R), our net income and basic and diluted earnings per share amounts for the three and six month periods ended November 30, 2005 would have been as follows (in thousands):

	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Income from continuing operations, as reported	$3,831	$4,348
Add stock-based employee compensation expense included in reported net income, net of tax	5	9
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(138)	(270)

Pro forma net income	$3,698	$4,087

Earnings per share, as reported—basic	$0.46	$0.52
Pro forma earnings per share—basic	$0.44	$0.49
Earnings per share, as reported—diluted	$0.41	$0.47
Pro forma earnings per share—diluted	$0.40	$0.44

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three month period ended November 30, 2006: dividends per quarter of zero; expected annualized volatility (historical) of 39.2%; a risk-free interest rate of 4.7% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 6 years. For grants made during the six month period ended November 30, 2006 assumptions used were as follows: dividends per quarter of zero; expected annualized volatility (historical) of 39.2%; a risk-free interest rate of 4.7% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 6 years.

For comparative purposes the following weighted-average assumptions were used for grants made during the three month period ended November 30, 2005: dividends per quarter of zero; expected annualized volatility (historical) of 28.3%; a risk-free interest rate of 4.4% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 4 years. For grants made during the six month period ended November 30, 2005 assumptions used were as follows: dividends per quarter of zero; expected annualized volatility (historical) of 27.8%; a risk-free interest rate of 3.9% based upon observed interest rates appropriate for the term of our employee stock options; and an expected option life of 4 years.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

For restricted stock awards, we consider the fair value to be the closing price of the stock on the grant date. The exercise price, terms and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized, which was 2,350,000 shares at November 30, 2006.

Included in the options discussed above are 1998 grants to our Chief Executive Officer (“CEO”) to purchase 200,000 shares of common stock at a price of $3.625 per share that were subject to a vesting schedule based on our stock price performance measures. All of the performance measures were achieved as of the end of the first quarter of fiscal 2005.

In September 2004, we executed a Restricted Stock Award Agreement with our President and Chief Operating Officer. The agreement awards up to 15,000 shares of restricted stock which may vest upon the achievement of specific financial targets related to earnings before interest and taxes for the fiscal years 2005, 2006 and 2007. As of November 30, 2006, all shares are expected to vest.

We granted 209,000 and 231,000 stock options during the three-month and six-month periods ended November 30, 2006, respectively. We granted zero and 210,000 stock options during the three-month and six-month periods ended November 30, 2005, respectively. Compensation expense related to options granted and restricted stock awards totaled $350,000 and $595,000 for the three-month and six-month periods ended November 30, 2006, respectively. Tax benefits for compensation expense related to options granted and restricted stock awards totaled $307,000 and $332,000 for the three-month and six-month periods ended November 30, 2006. As of November 30, 2006, $4.9 million of total unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of 2 years.

Transactions involving stock options for the six months ended November 30, 2006 are summarized below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding at May 31, 2006	1,434	$12.65	7	$27.0
Granted	231	30.12	10	0.2
Exercised	(97)	5.63	4	2.4
Forfeited or expired	(3)	31.94	9	—

Outstanding at November 30, 2006	1,565	$16.06	7	$23.1
Exercisable at November 30, 2006	882	$9.47	5	$18.9

Accounting Principles Not Yet Adopted

FIN No. 48. In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109. FIN No. 48 prescribes a recognition threshold

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

SAB 108. In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 states that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. SAB 108 also states that registrants electing not to restate prior periods should reflect the effects of initially applying SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the effect of SAB 108 on our results of operations, financial position and cash flows.

2. DISPOSITIONS AND ACQUISITIONS

Dispositions. On November 30, 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”), for approximately $14.5 million and recognized subsequent purchase price adjustments of approximately $0.2 million. Climax was engaged in equipment sales and rental and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance at customer locations. The results of operations for Climax, presented as discontinued operations, include interest on our debt that is required to be repaid with proceeds from the sale of Climax. The revenues, operating income, interest expense allocation and earnings before income taxes, presented in discontinued operations for the three and six months ended November 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Revenues	$–	$3,730	$–	$7,462
Operating income	–	106	–	394
Interest expense allocation	–	(237)	–	(472)

Earnings before income taxes	$–	$(131)	$–	$(78)

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

3. RECEIVABLES

A summary of accounts receivables as of November 30, 2006 and May 31, 2006 is as follows (in thousands):

	November 30, 2006	May 31, 2006
Trade accounts receivable	$69,933	$65,979
Unbilled revenues	7,490	3,763
Allowance for doubtful accounts	(2,512)	(1,255)

Total	$74,911	$68,487

4. INVENTORIES

A summary of inventory as of November 30, 2006 and May 31, 2006 is as follows (in thousands):

	November 30, 2006	May 31, 2006
Raw materials	$1,399	$1,398
Work in progress	353	318
Finished goods	8,726	8,809

Total	$10,478	$10,525

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2006 and May 31, 2006 is as follows (in thousands):

	November 30, 2006	May 31, 2006
Land	$870	$934
Buildings and leasehold improvements	6,794	6,820
Machinery and equipment	44,708	37,706
Furniture and fixtures	1,352	1,543
Computers and computer software	3,447	2,932
Automobiles	2,192	2,411
Construction in progress	1,802	827

Total	61,165	53,173
Accumulated depreciation and amortization	(30,720)	(26,725)

Property, plant, and equipment, net	$30,445	$26,448

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2006 and May 31, 2006 is as follows (in thousands):

	November 30, 2006	May 31, 2006
Payroll and other compensation expenses	$6,565	$10,987
Insurance accruals	2,338	2,283
Property, sales and other taxes	514	719
Interest	371	397
Auto lease rebate	1,645	1,127
Other	891	1,385

Total	$12,324	$16,898

7. LONG-TERM DEBT

A summary of long-term debt as of November 30, 2006 and May 31, 2006 is as follows (in thousands):

	November 30, 2006	May 31, 2006
Revolving loan portion of the Credit Facility	$34,905	$25,765
Term loan portion of the Credit Facility	16,500	19,000
Software Licensing Note	707	854
Auto loans	105	84

	52,217	45,703
Less current installments	6,373	5,899

Long-term debt, excluding current installments	$45,844	$39,804

We are occasionally required to post letters of credit generally issued by a bank as collateral under certain agreements. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, we have not had any claims made against a letter of credit that resulted in a payment made by the issuer or by us to the holder. We believe it is unlikely that we will have to fund claims made under letters of credit in the foreseeable future. At November 30, 2006, we were also contingently liable for outstanding stand-by letters of credit totaling $5.8 million.

8. OTHER COMPREHENSIVE INCOME

A summary of comprehensive income for the three and six months ended November 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Net income	$5,627	$3,805	$7,149	$4,354
Other comprehensive gain:
Foreign currency translation adjustment, net of tax	(694)	39	(162)	171

Comprehensive income (loss)	$4,933	$3,844	$6,987	$4,525

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

9. INDUSTRY SEGMENT INFORMATION

Prior to the sale of Climax on November 30, 2005, we operated as two business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, we now operate in only one segment—industrial services. Significant prior acquisitions within the industrial services segment have led to the creation of two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating.

Revenues and long-lived assets from continuing operations in the United States and other countries are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Revenue
United States	$70,936	$57,332	$127,421	$104,415
Canada	7,950	5,815	13,720	9,995
Other foreign countries	4,299	3,899	7,783	6,788

Total	$83,185	$67,046	$148,924	$121,198

	November 30, 2006	May 31, 2006
Total Assets
United States	$134,987	$124,135
Canada	13,359	11,339
Other foreign countries	4,933	4,497

Total	$153,279	$139,971

10. SUBSEQUENT EVENTS

Commencement of Internal Investigation. In December 2006, our management was alerted that certain false sales entries were made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch. These matters were promptly reported to our audit committee, who has initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. We expect the independent investigation to be concluded in the third quarter of fiscal 2007. Based upon our management’s internal review of these matters to date, we do not believe that these matters will have a material effect on any of our previously issued financial statements and we believe the wrong doing is limited to a single branch location. We have written off these receivables by taking a pre-tax charge of $0.4 million in the quarter ended November 30, 2006.

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

On December 14, 2006, subsequent to our quarter end, our Board of Directors approved the transfer of the listing of our common stock from the AMEX to the NASDAQ. Our common stock continued to trade on the AMEX under the symbol “TMI” until the transfer was completed on December 28, 2006, at which time we began trading on the NASDAQ under the symbol “TISI”.

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

We operate in one reportable segment—industrial services. Significant prior acquisitions within this segment have led to the creation of two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating. We offer these services in over 70 locations throughout the United States and international markets including Aruba, Canada, Singapore, Trinidad and Venezuela.

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

Three Months Ended November 30, 2006 Compared To Three Months Ended November 30, 2005

Revenues. Revenues from continuing operations in the quarter ended November 30, 2006 were $83.2 million compared to $67.0 million in the quarter ended November 30, 2005, an increase of $16.2 million or 24%. Our results reflect broad based growth across the majority of geographic regions making up our two divisions. Revenue growth reflects continued market share growth due to continued procurement consolidation trends by our major customers, extensive turnaround and new project work across the country, particularly along the Gulf Coast, and more favorable pricing resulting from the increased demand. Revenues for the TCM division in the current quarter were $44.0 million compared to $38.3 million in the prior year quarter, an increase of $5.7 million or 15%. Revenues for the TMS division in the current quarter were $39.2 million compared to $28.7 million in the prior year quarter ended November 30, 2005, an increase of $10.5 million or 36%.

Gross Margin. Gross margin from continuing operations in the quarter ended November 30, 2006 was $30.4 million compared to $23.4 million in the quarter ended November 30, 2005, an increase of $7.0 million or 30%. Gross margin as a percentage of sales was 37% in the current quarter compared to 35% in the prior year quarter. The improvement in gross margin as a percentage of sales primarily resulted from improved contract pricing that more than offset increased labor expenses in this tighter labor environment and higher utilization rates that led to increase leverage of our overhead costs. For the current quarter, gross margin was $15.8 million for the TMS division and $14.6 million for the TCM division. For the current quarter, gross margin as a percentage of sales was 40% for the TMS division and 33% for the TCM division. For the prior year quarter, gross margin was $10.9 million for the TMS division and $12.5 million for the TCM division. For the prior year quarter, gross margin as a percentage of sales was 38% for the TMS division and 33% for the TCM division.

Selling, General and Administrative Expenses. SG&A in the quarter ended November 30, 2006 was $18.7 million compared to $16.1 million in the quarter ended November 30, 2005, an increase of $2.6 million or 16%. The increase in SG&A was due to investments in infrastructure and personnel to support the growth of the business and stock option related expense. For the current quarter, SG&A attributable to field operations was $15.5 million and SG&A attributable to corporate administration was $3.2 million, which included stock option related expense of $0.4 million. For the prior year quarter, SG&A attributable to field operations was $13.7 million and SG&A attributable to corporate administration was $2.4 million, which included no stock option related expense.

Bad Debt Expense. Bad debt expense from continuing operations was $1.4 million in the quarter ended November 30, 2006 compared to $0.2 million in the quarter ended November 30, 2005, an increase of $1.2 million. The increase in bad debt expense is attributable to increased levels of sales, a billing dispute with a large customer and a $0.4 million pre-tax charge related to an internal investigation (please see Note 10).

Interest. Interest expense was $1.1 million in the quarter ended November 30, 2006 compared to $0.9 million in the quarter ended November 30, 2005. This increase is the result of higher interest rates on our LIBOR based debt.

Taxes. The provision for income taxes was $3.7 million on pretax income of $9.2 million for the quarter ended November 30, 2006. The provision for income taxes for the quarter ended November 30, 2005 was $2.3 million on pretax income of $6.1 million. The effective tax rate for the quarter ended November 30, 2006 was 41% compared to 38% for the period ended November 30, 2005. The increase in effective tax rates is primarily due to the tax related effects of new stock option accounting rules.

Six Months Ended November 30, 2006 Compared To Six Months Ended November 30, 2005

Revenues. Revenues from continuing operations for the six month period ended November 30, 2006 were $148.9 million compared to $121.2 million in the six month period ended November 30, 2005, an increase of $27.7 million or 23%. Our results reflect broad based growth across the majority of geographic regions making up Team’s two divisions. Revenue growth reflects continued market share growth due to continued procurement consolidation trends by our major customers, extensive turnaround and new project work across the country, particularly along the Gulf Coast, and more favorable pricing resulting from the increased demand. Revenues for the TCM division in the six month period ended November 30, 2006 were $77.6 million compared to $68.1 million in the prior period, an increase of $9.5 million or 14%. Revenues for the TMS division in the six month period ended November 30, 2006 were $71.3 million compared to $53.1 million in the prior period, an increase of $18.2 million, or 34%.

Gross Margin. Gross margin from continuing operations in the six month period ended November 30, 2006 was $52.2 million compared to $40.7 million in the six month period ended November 30, 2005, an increase of $11.5 million or 28%. Gross margin as a percentage of sales was 35% in the current year period as opposed to 34% in the prior year period. The improvement in gross margin as a percentage of sales resulted from improved contract pricing that more than offset increased labor expenses in this tighter labor environment and higher utilization rates that led to increase leverage of our overhead costs. For the current year period, gross margin was $28.1 million for the TMS division and $24.1 million for the TCM division. For the current year period, gross margin as a percentage of sales was 39% for the TMS division and 31% for the TCM division. For the prior year period, gross margin was $20.0 million for the TMS division and $20.7 million for the TCM division. For the prior year period, gross margin as a percentage of sales was 38% for the TMS division and 30% for the TCM division.

Selling, General and Administrative Expenses. SG&A in the six month period ended November 30, 2006 was $36.4 million compared to $31.5 million in the six month period ended November 30, 2005, an increase of $4.9 million or 16%. The increase in SG&A was due to investments in infrastructure and personnel to support the growth of the business and stock option related expense. For the current year period, SG&A attributable to field operations was $29.6 million and SG&A attributable to corporate administration was $6.8 million, which included stock option related expense of $0.6 million. For the prior year period, SG&A attributable to field operations was $26.2 million and SG&A attributable to corporate administration was $5.3 million, which included no stock option related expense.

Bad Debt Expense. Bad debt expense from continuing operations was $1.8 million in the six month period ended November 30, 2006 compared to $0.4 million in the six month period ended November 30, 2005, an increase of $1.4 million. The increase in bad debt expense is attributable to increased levels of sales, a billing dispute with a large customer and a $0.4 million pre-tax charge related to an internal investigation (please see Note 10).

Interest. Interest expense was $2.1 million in the six month period ended November 30, 2006 compared to $1.8 million in the six month period ended November 30, 2005. This increase is the result of higher interest rates on our LIBOR based debt.

Taxes. The provision for income taxes was $4.9 million on pretax income of $11.8 million for the six month period ended November 30, 2006. The provision for income taxes for the six month period ended November 30, 2005 was $2.6 million on pretax income of $7.0 million. The effective tax rate for the six month period ended November 30, 2006 was 41% compared to 38% for the six month period ended November 30, 2005. The increase in effective tax rates is primarily due to the tax related effects of new stock option accounting rules.

Liquidity and Capital Resources

Financing for our operations consists primarily of leasing arrangements, our Credit Facility and cash flows attributable to our operations. We believe that the liquidity we derive from our leasing arrangements, our Credit Facility and cash flows attributable to our operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. At November 30, 2006, our unused available borrowing capacity under the Credit Facility was $19.4 million.

Cashflows Attributable to Our Operations. For the six month period ended November 30, 2006, cash provided by operating activities was $3.5 million. Net income from operations of $7.0 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts, deferred tax charges and non-cash compensation was $12.5 million, of which, $9.0 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities. For the six month period ended November 30, 2006, cash used in investing activities was $7.1 million due primarily to $7.2 million of capital expenditures. We anticipate capital expenditures for the remainder of the fiscal year to continue at current levels resulting in total fiscal 2007 capital expenditures of $12 million to $18 million. The continued level of capital expenditures is associated with specific project opportunities, replacement of equipment acquired in prior acquisitions and business expansion.

Cashflows Attributable to Our Financing Activities. For the six month period ended November 30, 2006, cash provided by financing activities was $5.7 million primarily due to cash was provided by borrowing under our Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to potential increases in interest rates related to our floating interest rate debt. Please see Note 8 to our consolidated financial statements filed on Form 10-K with the SEC for further discussion regarding our Credit Facility.

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

In December 2006, our management was alerted that certain false sales entries were made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch. These matters were promptly reported to our audit committee, who has initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. We expect the independent investigation to be concluded in the third quarter of fiscal 2007. Based upon our management’s internal review of these matters to date, we do not believe that these matters will have a material effect on any of our previously issued financial statements and we believe the wrong doing is limited to a single branch location. In light of these discoveries, under the oversight of our audit committee, our management is evaluating the need to implement additional, strengthened internal controls to prevent and detect improper entries to the accounting records.

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

ITEM 6. EXHIBITS

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
Date: January 9, 2007
/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)