Form 10-Q
period 2007-02-28
TEAM INC
filed 2007-04-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

On April 2, 2007, there were 8,917,411 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	February 28, 2007	May 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,835	$2,578
Receivables, net of allowance of $2,507 and $1,255	70,181	68,487
Inventories	11,071	10,525
Deferred income taxes	505	781
Prepaid expenses and other current assets	2,502	2,460

Total Current Assets	89,094	84,831
Property, plant and equipment, net	32,026	26,448
Intangible assets, net of accumulated amortization of $729 and $542	521	708
Goodwill	26,452	26,452
Other assets	1,108	1,532

Total Assets	$149,201	$139,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$6,370	$5,899
Accounts payable	8,260	7,978
Insurance note payable	681	—
Other accrued liabilities	15,540	16,898
Current income taxes payable	142	4,837

Total Current Liabilities	30,993	35,612
Deferred income taxes	263	404
Long-term debt	41,101	39,804

Total Liabilities	72,357	75,820
Minority interest	247	266
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,915,969 and 9,658,957 shares issued at February 28, 2007 and May 31, 2006	2,975	2,898
Additional paid-in capital	48,154	44,723
Retained earnings	30,363	20,932
Accumulated other comprehensive income	137	364
Treasury stock at cost, 1,018,308 shares	(5,032)	(5,032)

Total Stockholders’ Equity	76,597	63,885

Total Liabilities and Stockholders’ Equity	$149,201	$139,971

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$73,291	$62,630	$222,215	$183,828
Operating expenses	49,216	41,584	145,932	122,095

Gross margin	24,075	21,046	76,283	61,733
Selling, general and administrative expenses	18,867	15,689	55,514	47,210
Bad debt expense	158	527	1,755	921

Operating income	5,050	4,830	19,014	13,602
Interest expense, net	1,047	1,083	3,167	2,862

Earnings before income taxes	4,003	3,747	15,847	10,740
Provision for income taxes	1,561	1,468	6,416	4,113

Income from continuing operations	2,442	2,279	9,431	6,627

Discontinued operations:
Income from discontinued operations, net of a tax benefit of $1,410 for the nine month period ended February 28, 2006	—	—	—	6

Net income	$2,442	$2,279	$9,431	$6,633

Net income per share: Basic
From continuing operations	$0.28	$0.27	$1.08	$0.79
From discontinued operations	0.00	0.00	0.00	0.00

Total	$0.28	$0.27	$1.08	$0.79

Net income per share: Diluted
From continuing operations	$0.26	$0.25	$1.01	$0.72
From discontinued operations	0.00	0.00	0.00	0.00

Total	$0.26	$0.25	$1.01	$0.72

Weighted averages shares outstanding
Basic	8,808	8,433	8,720	8,354
Diluted	9,553	9,282	9,377	9,184

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended February 28,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$9,431	$6,633
Less income attributable to discontinued operations	—	(6)

Income attributable to continuing operations	9,431	6,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,421	4,617
Gain (loss) on asset sales	(288)	50
Amortization of deferred loan costs	300	311
Allowance for doubtful accounts	1,252	1,049
Minority interest in earnings and other	(19)	—
Deferred income taxes	135	851
Non-cash compensation cost	945	9
Changes in assets and liabilities, net of effects from business acquisitions:
Decrease (increase):
Accounts receivable	(2,946)	(7,110)
Inventories	(546)	(414)
Prepaid expenses and other current assets	639	614
Increase (decrease):
Accounts payable	282	(3,856)
Other accrued liabilities	1,703	(1,681)
Income taxes payable	(4,695)	361

Net cash provided (used) by operating activities	11,614	1,428
Cash Flows From Investing Activities:
Capital expenditures	(11,089)	(4,724)
Proceeds from sale of assets	221	13,582
Increase in other assets, net	50	480

Net cash provided (used) by investing activities	(10,818)	9,338
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	5,990	(6,144)
Payments related to term loans and financing arrangements	(4,222)	(2,955)
Loan financing fees	—	(189)
Insurance note payments	(3,061)	(1,741)
Tax benefit of stock option exercises	1,219	—
Issuance of common stock	1,535	1,649

Net cash provided (used) by financing activities	1,461	(9,380)
Cash flows of discontinued operations:
Operating cash flows	—	(1,939)
Investment cash flows	—	(223)
Financing cash flows	—	308

Net cash used by discontinued operations	—	(1,854)
Net increase (decrease) in cash and cash equivalents	$2,257	$(468)
Cash and cash equivalents at beginning of period	$2,578	$3,993
Cash and cash equivalents at end of period	$4,835	$3,525

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

On December 14, 2006 our Board of Directors approved the transfer of the listing of our common stock from the American Stock Exchange (“AMEX”) to the NASDAQ Global Select Market (“NASDAQ”). Our common stock continued to trade on the AMEX under the symbol “TMI” until the transfer was completed on December 28, 2006, at which time we began trading on the NASDAQ under the symbol “TISI”.

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

Allowance for Doubtful Accounts. In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those receivables that will eventually be deemed uncollectible and written off, we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and our review of long outstanding accounts receivable. Our review of long outstanding accounts receivable takes into account many factors which include, but are not limited to, our relationship with the customer, terms and conditions of the contractual arrangements with the customer, adequacy of records and documents and other various factors. At February 28, 2007 and May 31, 2006 our allowance for doubtful accounts was $2.5 million and $1.3 million, respectively.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

Most of our projects are short-term in nature. For jobs which are time and materials based, or based on the number of components monitored, our revenues are recognized as services are rendered or when a product is shipped and risk of ownership passes to the customer. For jobs that are based on a fixed-price bid, costs are deferred until, and revenues are recognized when, the job is complete.

Foreign Currency. For subsidiaries whose functional currency is not the United States dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

component of accumulated other comprehensive income in stockholders’ equity. Currency transaction gains and losses are recorded in the consolidated statements of operations.

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

For the three and nine month periods ended February 28, 2007 and 2006, all stock options are included in the computation of diluted EPS because all options were dilutive at February 28, 2007 and 2006, respectively.

Accounting Principles Adopted

FASB No. 123(R). In December 2004, the FASB issued FASB No. 123(R), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) requires all companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted FASB No. 123(R) effective June 1, 2006, using the modified prospective transition method permitted under this pronouncement. Our cumulative effect of implementing this statement, which consists entirely of a forfeiture adjustment, was immaterial. The application of FASB No. 123(R) had a material impact on the unaudited condensed consolidated statements and basic and diluted loss per share for the three months and nine months ended February 28, 2007 compared to amounts that would have been reported pursuant to our previous accounting treatment. Had compensation cost for all stock options granted prior to June 1, 2006 been determined on a fair value basis consistent with FASB No. 123(R), our net income and basic and diluted earnings per share amounts for the three and nine month periods ended February 28, 2006 would have been as follows (in thousands):

	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Income from continuing operations, as reported	$2,279	$6,627
Add stock-based employee compensation expense included in reported net income, net of tax	—	6
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(143)	(437)

Pro forma net income	$2,136	$6,196

Earnings per share, as reported—basic	$0.27	$0.79
Pro forma earnings per share—basic	$0.25	$0.74
Earnings per share, as reported—diluted	$0.25	$0.72
Pro forma earnings per share—diluted	$0.23	$0.67

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three and nine month periods ended February 28, 2007 and 2006:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Risk free interest rate	4.7%	4.7%	4.7%	3.8%
Volatility factor of the expected market price of the Company’s common stock	39.2%	42.2%	39.2%	28.4%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	6 Yrs	4 Yrs	6 Yrs	4 Yrs

The exercise price, terms and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized, which was 2,350,000 shares at February 28, 2007.

Included in the options discussed above are 1998 grants to our Chief Executive Officer (“CEO”) to purchase 200,000 shares of common stock at a price of $3.625 per share that were subject to a vesting schedule based on our stock price performance measures. All of the performance measures were achieved as of the end of the first quarter of fiscal 2005.

In September 2004, we executed a Restricted Stock Award Agreement with our President and Chief Operating Officer. The agreement awards up to 15,000 shares of restricted stock which may vest upon the achievement of specific financial targets related to earnings before interest and taxes for the fiscal years 2005, 2006 and 2007. As of February 28, 2007, all shares are expected to vest. For restricted stock awards, we consider the fair value to be the closing price of the stock on the grant date.

We granted zero and 231,000 stock options during the three-month and nine-month periods ended February 28, 2007, respectively. We granted 50,000 and 260,000 stock options during the three-month and nine-month periods ended February 28, 2006, respectively. Compensation expense related to options granted and restricted stock awards totaled $0.4 million and $0.9 million for the three-month and nine-month periods ended February 28, 2007, respectively. Tax benefits for compensation expense related to options granted and restricted stock awards totaled $727 and $1,219 for the three-month and nine-month periods ended February 28, 2007. As of February 28, 2007, $4.5 million of total unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of 2 years.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

Transactions involving stock options for the nine months ended February 28, 2007 are summarized below:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding at May 31, 2006	1,434	$12.65	7	$27.0
Granted	276	29.33	10	1.3
Exercised	(229)	6.94	4	2.4
Forfeited or expired	(3)	31.94	9	—
Outstanding at February 28, 2007	1,478	$16.62	7	$25.9
Exercisable at February 28, 2007	795	$10.15	5	$19.1

Accounting Principles Not Yet Adopted

FIN No. 48. In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement on our financial statements.

EITF 06-3. In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement on our financial statements.

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

2. DISPOSITIONS AND ACQUISITIONS

Dispositions. On November 30, 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”), for approximately $14.5 million and recognized subsequent

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

sale price adjustments of approximately $0.2 million. Climax was engaged in equipment sales and rental and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance at customer locations. The results of operations for Climax, presented as discontinued operations, include our $1.5 million gain on the sale of Climax and interest on our debt that is required to be repaid with proceeds from the sale of Climax. The revenues, operating income, interest expense allocation and earnings before income taxes, presented in discontinued operations for the three and nine months ended February 28, 2007 and 2006 are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$7,462
Operating income	—	—	—	394
Interest expense allocation	—	—	—	(472)
Gain on sale	—	—	—	1,492

Earnings before income taxes	$—	$—	$—	$1,416

3. RECEIVABLES

A summary of accounts receivables as of February 28, 2007 and May 31, 2006 is as follows (in thousands):

	February 28, 2007	May 31, 2006
Trade accounts receivable	$65,314	$65,979
Unbilled revenues	7,374	3,763
Allowance for doubtful accounts	(2,507)	(1,255)

Total	$70,181	$68,487

4. INVENTORIES

A summary of inventory as of February 28, 2007 and May 31, 2006 is as follows (in thousands):

	February 28, 2007	May 31, 2006
Raw materials	$1,800	$1,398
Work in progress	342	318
Finished goods	8,929	8,809

Total	$11,071	$10,525

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2007 and May 31, 2006 is as follows (in thousands):

	February 28, 2007	May 31, 2006
Land	$861	$934
Buildings and leasehold improvements	6,992	6,820
Machinery and equipment	48,439	37,706
Furniture and fixtures	1,385	1,543
Computers and computer software	3,514	2,932
Automobiles	2,145	2,411
Construction in progress	934	827

Total	64,270	53,173
Accumulated depreciation and amortization	(32,244)	(26,725)

Property, plant, and equipment, net	$32,026	$26,448

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2007 and May 31, 2006 is as follows (in thousands):

	February 28, 2007	May 31, 2006
Payroll and other compensation expenses	$8,765	$10,987
Insurance accruals	2,413	2,283
Property, sales and other taxes	840	719
Interest	425	397
Auto lease rebate	1,505	1,127
Other	1,592	1,385

Total	$15,540	$16,898

7. LONG-TERM DEBT

In August 2004 we replaced our existing debt with a banking facility comprised of a term loan and revolving credit facility (the “Credit Facility”). The Credit Facility matures in August 2009 and bears interest at LIBOR plus a margin which is variable depending upon a ratio of funded debt to EBITDA as defined in the Credit Facility (such margin was 1.75% at February 28, 2007). The Credit Facility is secured by virtually all of our assets and contains restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. We are in compliance with all covenants at February 28, 2007 and our unused borrowing capacity under the Credit Facility was $23.0 million at February 28, 2007.

In January 2006, we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. Financing for the agreement was provided by the vendor under a three year non-interest bearing note (the “Software Licensing Note”). The Software Licensing Note has been discounted at 7.3%, which was our effective borrowing rate at the time we entered into the agreement, and the discount of $0.1 million is being amortized to interest expense.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

A summary of long-term debt as of February 28, 2007 and May 31, 2006 is as follows (in thousands):

	February 28, 2007	May 31, 2006
Revolving loan portion of the Credit Facility	$31,755	$25,765
Term loan portion of the Credit Facility	15,000	19,000
Software Licensing Note	632	854
Other loans	84	84

	47,471	45,703
Less current installments	6,370	5,899

Long-term debt, excluding current installments	$41,101	$39,804

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. To date, we have not had any claims made against a letter of credit that resulted in a payment made by the issuer or by us to the holder. We believe it is unlikely that we will have to fund claims made under letters of credit in the foreseeable future. At February 28, 2007, we were contingently liable for outstanding stand-by letters of credit totaling $5.2 million.

8. OTHER COMPREHENSIVE INCOME

A summary of comprehensive income for the three and nine months ended February 28, 2007 and 2006 is as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Net income	$2,442	$2,279	$9,431	$6,627
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax	(65)	105	(227)	277

Comprehensive income (loss)	$2,377	$2,384	$9,204	$6,904

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

Revenues and long-lived assets from continuing operations in the United States and other countries are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Revenue
United States	$64,945	$55,326	$193,078	$160,232
Canada	4,876	3,888	18,596	13,883
Other foreign countries	3,470	3,416	10,541	9,713

Total	$73,291	$62,630	$222,215	$183,828

	February 28, 2007	May 31, 2006
Total Assets
United States	$124,948	$115,786
Canada	14,715	14,968
Other foreign countries	9,538	9,217

Total	$149,201	$139,971

10. INVESTIGATION

In December 2006, our management was alerted that certain false sales entries were made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that branch location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch location. These matters were promptly reported to our audit committee, who initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. The independent investigation was concluded in March 2007. In their respective reports to the audit committee, the Company’s outside counsel and forensic accountants found no further false sales entries from this branch location. Based upon the findings of the outside counsel and forensic accountants, and our management’s internal review of these matters, we have concluded that these matters did not have a material effect on any of our previously issued financial statements and that the wrong doing is limited to a single branch location.

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

On December 14, 2006 our Board of Directors approved the transfer of the listing of our common stock from the AMEX to the NASDAQ. Our common stock continued to trade on the AMEX under the symbol “TMI” until the transfer was completed on December 28, 2006, at which time we began trading on the NASDAQ under the symbol “TISI”.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline, and other heavy industries. Our inspection services also serve a broader customer base that includes the aerospace and automotive industries. We offer an array of complementary services including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing

•	field heat treating.

We operate in one reportable segment—industrial services. Significant prior acquisitions within this segment have led to the creation of two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating. We offer our services in over 70 locations throughout the United States and international markets including Aruba, Canada, Singapore, Trinidad and Venezuela.

Dispositions

On November 30, 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) of Newberg, Oregon, for approximately $14.5 million in cash. As presented in this document, our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows have been recast to present the operating results of Climax as discontinued operations for all periods presented.

Three Months Ended February 28, 2007 Compared To Three Months Ended February 28, 2006

Revenues. Revenues from continuing operations in the quarter ended February 28, 2007 were $73.3 million compared to $62.6 million in the quarter ended February 28, 2006, an increase of $10.7 million or 17%. Revenue growth reflects continued market share growth due to continued procurement consolidation trends by our major customers, extensive turnaround and new project work across the country and more favorable pricing resulting from the increased demand. Revenues increased for both our TMS division and TCM division and in 11 out of 13 of the geographic regions in which our two divisions operate. Revenues for the TCM division in the current quarter were $38.6 million compared to $33.9 million in the prior year quarter, an increase of $4.7 million or 14%. Revenues for the TMS division in the current quarter were $34.7 million compared to $28.7 million in the prior year quarter, an increase of $6.0 million or 21%.

Gross Margin. Gross margin from continuing operations in the quarter ended February 28, 2007 was $24.1 million compared to $21.0 million in the quarter ended February 28, 2006, an increase of $3.1 million or 15%. Gross margin as a percentage of sales was 33% in the current quarter compared to 34% in the prior year quarter. The decrease in gross margin as a percentage of sales was attributable to our TMS division where the current year period included start up costs for new service initiatives and unusually high amounts of idle time around the holidays. For the current quarter, gross margin was $12.5 million for the TMS division and $11.6 million for the TCM division. For the current quarter, gross margin as a percentage of sales was 36% for the TMS division and 30% for the TCM division. For the prior year quarter, gross margin was $11.1 million for the TMS division and $9.9 million for the TCM division. For the prior year quarter, gross margin as a percentage of sales was 39% for the TMS division and 29% for the TCM division.

Selling, General and Administrative Expenses. SG&A of continuing operations in the quarter ended February 28, 2007 was $18.9 million compared to $15.7 million in the quarter ended February 28, 2006, an increase of $3.2 million or 20%. For the current quarter, SG&A attributable to field operations was $15.6 million and SG&A attributable to corporate administration was $3.3 million, which included stock option related expense of $0.4 million and $0.6 million of costs relating to the independent investigation (please see Note 10). For the prior year quarter, SG&A attributable to field operations was $13.3 million and SG&A attributable to corporate administration was $2.4 million, which included no stock option related expense. The increase in SG&A attributable to field operations was primarily due to field level resources and infrastructure to support the growth of the business.

Bad Debt Expense. Bad debt expense from continuing operations was $0.2 million in the quarter ended February 28, 2007 compared to $0.5 million in the quarter ended February 28, 2006, a decrease of $0.3 million.

Interest. Interest expense attributable to continuing operations was $1.0 million in the quarter ended February 28, 2007 and was consistent with interest expense in the quarter ended February 28, 2006.

Taxes. The provision for income taxes on continuing operations was $1.6 million on pretax income of $4.0 million for the quarter ended February 28, 2007. The provision for income taxes for the quarter ended February 28, 2006 was $1.5 million on pretax income of $3.7 million. The effective tax rate for the quarter ended February 28, 2007 was 39% and consistent with the prior quarter ended February 28, 2006.

Nine Months Ended February 28, 2007 Compared To Nine Months Ended February 28, 2006

Revenues. Revenues from continuing operations for the nine month period ended February 28, 2007 were $222.2 million compared to $183.8 million in the nine month period ended February 28, 2006, an increase of $38.4 million or 21%. Revenue growth reflects continued market share growth due to continued procurement consolidation trends by our major customers, extensive turnaround and new project work across the country and more favorable pricing resulting from the increased demand. Revenues increased for both our TMS division and TCM division and in 12 out of 13 of the geographic regions in which our two divisions operate. Revenues for the TCM division in the nine month period ended February 28, 2007 were $116.2 million compared to $102.0 million in the prior period, an increase of $14.2 million or 14%. Revenues for the TMS division in the nine month period ended February 28, 2007 were $106.0 million compared to $81.8 million in the prior period, an increase of $24.1 million, or 30%.

Gross Margin. Gross margin from continuing operations in the nine month period ended February 28, 2007 was $76.3 million compared to $61.7 million in the nine month period ended February 28, 2006, an increase of $14.6 million or 24%. Gross margin as a percentage of sales was consistent at 34% in the current year period when compared to the prior year period. For the current year period, gross margin was $40.6 million for the TMS division and $35.7 million for the TCM division. For the current year period, gross margin as a percentage of sales was 38% for the TMS division and 31% for the TCM division. For the prior year period, gross margin was $31.1 million for the TMS division and $30.6 million for the TCM division. For the prior year period, gross margin as a percentage of sales was 38% for the TMS division and 30% for the TCM division.

Selling, General and Administrative Expenses. SG&A of continuing operations in the nine month period ended February 28, 2007 was $55.5 million compared to $47.2 million in the nine month period ended February 28, 2006, an increase of $8.3 million or 18%. For the current year period, SG&A attributable to field operations was $45.4 million and SG&A attributable to corporate administration was $10.1 million, which included stock option related expense of $0.9 million and $0.6 million of costs relating to the independent investigation (please see Note 10). For the prior year period, SG&A attributable to field operations was $39.6 million and SG&A attributable to corporate administration was $7.6 million, which included no stock option related expense. The increase in SG&A attributable to field operations was primarily due to field level resources and infrastructure to support the growth of the business.

Bad Debt Expense. Bad debt expense from continuing operations was $1.8 million in the nine month period ended February 28, 2007 compared to $0.9 million in the nine month period ended February 28, 2006, an increase of $0.9 million. The increase in bad debt expense is attributable to increased levels of sales, a billing dispute with a large customer and a $0.4 million pre-tax charge related to an internal investigation (please see Note 10).

Interest. Interest expense attributable to continuing operations was $3.2 million in the nine month period ended February 28, 2007 compared to $2.9 million in the nine month period ended February 28, 2006. This increase is the result of higher interest rates on our LIBOR based debt.

Taxes. The provision for income taxes on continuing operations was $6.4 million on pretax income of $15.8 million for the nine month period ended February 28, 2007. The provision for income taxes for the nine month period ended February 28, 2006 was $4.1 million on pretax income of $10.7 million. The effective tax rate for the nine month period ended February 28, 2007 was 40% compared to 38% for the nine month period ended February 28, 2006. The increase in effective tax rates is primarily due to the tax related effects of new stock option accounting rules.

Liquidity and Capital Resources

Financing for our operations consists primarily of leasing arrangements, our Credit Facility and cash flows attributable to our continuing operations. We believe that the liquidity we derive from our leasing arrangements, our Credit Facility and cash flows attributable to our continuing operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. At February 28, 2007, our unused available borrowing capacity under the Credit Facility was $23 million.

Cashflows Attributable to Our Continuing Operations. For the nine month period ended February 28, 2007, cash provided by operating activities was $11.6 million. Net income from continuing operations was $9.4 million, depreciation and amortization was $5.4 million and $5.6 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities. For the nine month period ended February 28, 2007, cash used in investing activities was $10.8 million due primarily to $11.1 million of capital expenditures. We anticipate capital expenditures for the remainder of the fiscal year to continue at current levels resulting in total fiscal 2007 capital expenditures of approximately $15 million. The continued level of capital expenditures is associated with specific project opportunities, replacement of equipment acquired in prior acquisitions and business expansion.

Cashflows Attributable to Our Financing Activities. For the nine month period ended February 28, 2007, cash provided by financing activities was $1.5 million primarily due to cash provided by borrowing under our Credit Facility and issuance of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to potential increases in interest rates related to our floating interest rate debt. Please see Note 8 to our consolidated financial statements filed on Form 10-K with the SEC for further discussion regarding our Credit Facility.

We have operations in foreign countries with a functional currency that is not the United States Dollar. We are exposed to political risk and market risk, primarily related to foreign currency fluctuations related to these operations.

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

In December 2006, our management was alerted that certain false sales entries were made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that branch location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch location. These matters were promptly reported to our audit committee, who initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. The independent investigation was concluded in March 2007. In their respective reports to the audit committee, the Company’s outside counsel and forensic accountants found no further false sales entries from this branch location. Based upon the findings of the outside counsel and forensic accountants, and our management’s internal review of these matters, we have concluded that these matters did not have a material effect on any of our previously issued financial statements and that the wrong doing is limited to a single branch location.

In light of these discoveries, our management has developed and implemented additional, strengthened internal controls to prevent and detect improper entries to the accounting records and the unauthorized use of Company funds. Those controls include centralized processing of cash disbursements, improved separation of duties at the branch-level and additional training and personnel in key support functions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any legal liability under the allegations of the suit. We further believe that we are entitled to be indemnified from any loss we may incur under the terms of the Stock Purchase Agreement related to the acquisition. Mr. Lescroart is a member of our Board of Directors and his dismissal from the lawsuit for lack of personal jurisdiction in December 2005 was reversed by the court of appeals in early 2007. The matter will now proceed to discovery in the lower probate court.

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
Date: April 9, 2007

/S/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)