Form 10-K
period 2007-05-31
TEAM INC
filed 2007-08-13
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08604

TEAM, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-1765729
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Hermann Drive Alvin, Texas	77511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 331-6154

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on which Registered
Common Stock, $.30 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 1, 2007, 8,941,643 shares of the registrant’s common stock were outstanding, of which 7,730,499 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $46.86 per share on The NASDAQ Global Select Market on such date) was $362,251,183. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2007.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2007 Proxy Statement and are incorporated herein by reference. A copy of the 2007 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Ted Owen, Senior Vice President and Chief Financial Officer, TEAM, Inc., 200 Hermann Drive, Alvin, Texas, 77511.

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

General Description of Business

Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. On December 28, 2006 we transferred the listing of our common stock from the American Stock Exchange (“AMEX”) to the NASDAQ Global Select Market (“NASDAQ”), at which time we began trading on the NASDAQ under the symbol “TISI”. Our fiscal year ends on May 31 of each calendar year.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are primarily utilized in heavy industries. We offer an array of complimentary service lines including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing,

•	field heat treating.

We offer these service lines in over 70 branch locations throughout the United States, Aruba, Canada, Singapore, Trinidad and Venezuela. As a result of a recent acquisition, subsequent to our fiscal year end, we have over 80 branch locations at the time of this report (Please see Note 16 to our Audited Consolidated Financial Statements).

Acquisitions and Dispositions

On June 1, 2007, subsequent to our year end, we acquired all of the stock of Aitec Inc. and related companies (“Aitec”) for $33.8 million, subject to a working capital adjustment. Aitec, is a non-destructive testing inspection services company headquartered near Toronto with 13 service locations across Canada. Financing for the acquisition was obtained through senior credit facility provided through our U.S. bank syndicate. The acquisition will be accounted for using the purchase method of accounting. We are in the early stages of determining the fair values of the assets and liabilities assumed. We believe the Aitec acquisition makes Team the second-largest inspection service provider in Canada (Please see Note 16 to our Audited Consolidated Financial Statements).

In November 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) for approximately $14.5 million and recognized subsequent sale price adjustments of approximately $0.2 million. Climax was engaged in equipment sales and rental and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance at customer locations.

In August 2004, we acquired substantially all assets of Cooperheat-MQS, Inc., (“Cooperheat-MQS”) which was based in Houston, Texas and had two primary service offerings—field heat treating and non-destructive testing and inspection services. At the time of the acquisition, Cooperheat-MQS was operating under Chapter 11 of the U.S. Bankruptcy Code and was generally believed to have been ranked as the number one or number two leading service provider in each of its service lines.

Description of Segments

Prior to the sale of Climax in November 2005, we operated as two business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, we now operate in only one segment—industrial services.

The significance of the Cooperheat-MQS acquisition within the industrial services segment has led to the creation of two divisions. Our TMS division (previously referred to as the Team Mechanical Services division) provides services of leak repair, hot tapping, emissions control monitoring, on-site field machining, technical bolting, field valve repair and fugitive emissions monitoring. Our TCM division (previously referred to as the Team Cooperheat-MQS division) comprises our field heat treatment, non-destructive testing and inspection services. The industrial services segment is the aggregation of these two divisions because of their similar economic characteristics (Please see Note 13 of our Audited Consolidated Financial Statements).

Narrative Description of Business

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, original equipment manufacturers (“OEMs”), distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. In fiscal 2007, our revenues by geographic region originated in the United States 87%, Canada 8% and other locations outside of North America 5% (Please see Note 13 of our Audited Consolidated Financial Statements).

Employees.    At May 31, 2007, we had approximately 3,400 employees and contractors in our worldwide operations. Our Canadian employees predominantly are unionized. Our employees in the United States and outside North America predominantly are not unionized. There have been no employee work stoppages to date and we believe our relations with our employees are good.

Casualty Insurance.    We carry insurance that we believe to be appropriate for the businesses in which we are engaged. Under our insurance policies, we have per occurrence self-insured retention limits of $150,000 per individual claimant, determined on an annual basis, for medical liability and $250,000 per case for automobile and workers’ compensation. We have obtained fully insured layers of coverage above such self-retention limits.

Regulation.    A significant portion of our business activities are subject to federal, state and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency (“EPA”). From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the Nuclear Regulatory Commission, Chemical Safety Board, Department of Transportation and Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect compliance with such laws will require us to make material expenditures.

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

Marketing and Customers.    Our industrial services are marketed principally by personnel based at our locations. We believe that these operating and office locations are situated to facilitate timely responses to customer needs, which is an important feature of selling and providing our services. We have developed a cross-marketing program to utilize our sales personnel in offering many of our services. No customer accounted for 10% or more of consolidated revenues during any of the last three years.

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

Competition.    In general, competition stems from other outside service contractors and customers’ in-house maintenance departments. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, and our broad range of services, as well as our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Furmanite Corporation, T.D. Williamson, Inc., Acuren Group, Inc. and JV Industrial Companies.

Service Lines

We attribute our success to the quality and timely performance of the services provided by our skilled technicians, our proprietary techniques and materials and our ability to meet the demanding needs of our customers’ operations. We have continued to develop different types of services and products which complement our existing industrial service markets. Our rigorous in-house safety programs, technician training and quality control programs are all designed to ensure safety and compliance with customers’ requirements. The following discussion describes those services:

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

Hot Tapping Services.    Our hot tapping services consist of providing a full range of hot tapping, Line-stop® and Freeze-stop® services with capabilities for up to 48” diameter pipelines. Hot tapping services involve utilizing special equipment to cut a hole in a pressurized pipeline so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stop® services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stop® is a proprietary and patented procedure that allows stopping of the process flow in extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow.

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

We caution the reader that our list of risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected. The following risks and uncertainties, among others, should be considered in evaluating our outlook of future Company performance.

We sell our services in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our services.    The markets for our services can be fragmented and highly competitive. No assurances can be made that we will continue to maintain our pricing model and our profit margins or increase our market share.

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

Our operations and properties are subject to extensive governmental regulation under environmental laws.    These laws and regulations can impose substantial sanctions for violations or operational changes that may limit our services. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These actions may increase the overall costs of providing our services.

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

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and their liquidity.    The ability of our customers to finance capital investment and maintenance expenditures, and therefore, hire us for projects, may be affected by factors independent of those conditions such as liquidity constraints or postponing projects until favorable financial capital markets are present.

We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs.    From time to time, we make acquisitions of other business that enhance our services or the geographic scope of our Company. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected.

Our level of indebtedness could have important consequences to us.    Our level of indebtedness may make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic conditions, industry conditions and rising interest rates, limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements, place us at a competitive disadvantage compared to our competitors that have less debt or limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions or other corporate requirements.

The price of our outstanding securities may suffer if we cannot control fluctuations in our sales and operating results.     Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors affect our sales: the timing of significant customer orders, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual sales and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful, and you should not rely on those comparisons as indicators of our future performance. Due to the foregoing factors, it is possible that in some future quarter or quarters our revenues or operating results will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile.

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters.    At May 31, 2007, we had approximately 3,400 employees and contractors, approximately 200 of whom were located in Canada where employees predominantly are represented by unions. Our acquisition of Aitec, subsequent to year end, added approximately another 300 employees in Canada. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

Any one of these factors, or a combination of these factors, could materially affect our future results of operations and whether any forward-looking statements in this Form 10-K ultimately prove to be accurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. Additionally, we own facilities in, or near, Houston, Texas, Milwaukee, Wisconsin, and Edmonton, Alberta, which are utilized in the industrial services operations. All of those facilities are pledged as security for our banking facility (Please see Note 8 of our Audited Consolidated Financial Statements). We also lease approximately 80 office and/or plant and shop facilities at separate locations in thirty-one states, Puerto Rico and in Aruba, Canada, Singapore, Trinidad and Venezuela.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004, allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. Mr. Lescroart, a member of our Board of Directors. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any legal liability under the suit and, further, believe we are entitled to be indemnified from any loss we may incur under the terms of the Stock Purchase Agreement related to the TSI acquisition. We have filed a motion for summary judgment seeking dismissal from the case. The motion is currently pending before the judge.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of our management, any losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our Audited Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 28, 2006 we transferred the listing of our common stock from the AMEX to the NASDAQ, at which time we began trading on the NASDAQ under the symbol “TISI”. The table below reflects the high and low closing sales prices of our common stock on the AMEX and NASDAQ by quarter for the fiscal years ended May 31, 2007 and 2006, respectively.

	Sales Price
	High	Low
2007
Quarter Ended:
August 31, 2006	$32.00	$23.82
November 30, 2006	32.00	23.99
February 28, 2007	36.76	29.85
May 31, 2007	39.65	32.38

2006
Quarter Ended:
August 31, 2005	$23.75	$17.90
November 30, 2005	25.90	20.40
February 28, 2006	30.70	20.93
May 31, 2006	34.57	26.60

Holders

There were 230 holders of record of our common stock as of July 3, 2007, excluding beneficial owners of stock held in street name. Although exact information is unavailable, we estimate there are approximately 8,760 additional beneficial owners.

Dividends

No dividends were declared or paid in 2007, 2006 or 2005, and we are not permitted to pay cash dividends without the consent of our primary lender. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board of Directors.

Stock Split

On July 25, 2007, subsequent to year end, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable on August 29, 2007 to all shareholders of record on August 15, 2007. This action will double the total number of common shares outstanding to nearly 18 million shares (Please see Note 16 to our Audited Consolidated Financial Statements).

Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2007. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2007 (amounts in thousands, except per share data):

	Twelve Months Ended May 31,
	2007	2006	2005	2004	2003
Revenues	$318,348	$259,838	$193,035	$94,546	$81,022
Net income from continuing operations	15,515	10,630	4,284	5,263	4,184
Net income from discontinued operations (1)	—	6	504	513	218

Net income	$15,515	$10,636	$4,788	$5,776	$4,402

Net income per share: Basic
From continuing operations	$1.77	$1.26	$0.53	$0.68	$0.54
From discontinued operations (1)	0.00	0.00	0.06	0.07	0.03

Total	$1.77	$1.26	$0.59	$0.75	$0.57

Net income per share: Diluted
From continuing operations	$1.64	$1.16	$0.48	$0.62	$0.50
From discontinued operations (1)	0.00	0.00	0.05	0.07	0.03

Total	$1.64	$1.16	$0.53	$0.69	$0.53

Weighted averages shares outstanding
Basic	8,770	8,413	8,140	7,709	7,707
Diluted	9,433	9,199	8,982	8,429	8,369
Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	May 31,
	2007	2006	2005	2004	2003
Balance Sheet data:
Total assets	$171,054	$139,971	$143,326	$74,396	$52,224
Long-term debt and other long-term liabilities	$49,260	$40,208	$62,089	$18,308	$10,567
Stockholders’ equity	$84,203	$63,885	$48,942	$42,299	$31,735
Working capital	$70,229	$49,219	$49,089	$27,712	$19,713

(1)	Discontinued operations consist of the operating results of Climax and interest on debt allocated to such operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENT FOR THE PURPOSE OF

SAFE HARBOR PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on behalf of the Company. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, you should carefully consider the statements under “Risk Factors,” which address factors that could cause our actual results to differ materially from those set forth in forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are primarily utilized in heavy industries. We offer an array of complimentary service lines including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing,

•	field heat treating.

We offer these service lines in over 70 branch locations throughout the United States, Aruba, Canada, Singapore, Trinidad and Venezuela. As a result of our acquisition of Aitec on June 1, 2007, subsequent to our fiscal year end, we have over 80 branch locations.

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. In 2007, our revenues by geographic region originated in the United States 87%, Canada 8% and other locations outside of North America 5% (Please see Note 13 of our Audited Consolidated Financial Statements).

Fiscal 2007 Compared to Fiscal 2006

The following table sets forth the components of revenue and operating income from our continuing operations for fiscal 2007 and 2006 (in thousands):

			Increase
	2007	2006	$	%
Revenues:
TCM	$171,030	$143,233	$27,797	19%
TMS	147,318	116,605	30,713	26%

Total revenues	318,348	259,838	58,510	23%

Gross margin:
TCM	54,478	42,918	11,560	27%
TMS	55,684	46,211	9,473	20%

Total gross margin	110,162	89,129	21,033	24%

S, G & A expenses:
Industrial services	65,377	56,662	8,715	15%
Corporate costs	14,448	11,090	3,358	30%

Total S, G&A	79,825	67,752	12,073	18%
Operating income	$30,337	$21,377	$8,960	42%

Revenues.    Our revenues from continuing operations in 2007 were $318.3 million compared to $259.8 million in 2006, an increase of $58.5 million or 23%. Revenue growth continues to be broad based across all service lines and geographic regions. Revenues for our TCM division in 2007 were $171.0 million compared to $143.2 million in 2006, an increase of $27.8 million or 19%. Revenues for our TMS division in 2007 were $147.3 million compared to $116.6 million in 2006, an increase of $30.7 million, or 26%. Both divisions benefited from increases in demand and increases in pricing on newly quoted jobs, with approximately half of the overall increase attributable to large national accounts.

Gross Margin.    Our gross margin from continuing operations in 2007 was $110.2 million compared to $89.1 million in 2006, an increase of $21.1 million or 24%. Gross margin as a percentage of sales was relatively consistent with the prior year as improvements in TCM divisional gross margin percentages during the current year offset decreases in TMS divisional gross margin percentages. Gross margin for our TCM division in 2007 was $54.5 million compared to $42.9 million in 2006, an increase of $11.6 million or 27%. TCM gross margins as a percentage of revenue was 32% in 2007 and 30% in 2006 and improved as a result of our increased focus on underperforming branches acquired in the Cooperheat MQS acquisition. Gross margin for our TMS division was $55.7 million in 2007 compared to $46.2 million in 2006, an increase of $9.5 million or 21%. TMS gross margin as a percentage of revenue was 38% in 2007 and 40% in 2006 down slightly from the Katrina/Rita hurricane influenced prior year period in which there was an abundance of high margin projects.

Selling, General, and Administrative Expenses.    Our SG&A from continuing operations in 2007 was $79.8 million compared to $67.8 million in 2006, an increase of $12.0 million or 18%. This reflects investments in our network of over 70 physical branch locations, primarily across North America. Approximately $8.6 million of the increase in SG&A was due to field operations and $3.4 million of the increase was due to centralized corporate support costs. The $3.4 million increase in corporate support costs in the current period included $1.4 million of stock based employee compensation expense and approximately $1.0 million of costs incurred for an internal investigation (Please see Note 15 to our Audited Consolidated Financial Statements). SG&A as a percentage of revenue was 25% in 2007 compared to 26% in 2006.

Interest.    Interest expense was $4.2 million in 2007 as compared to $4.0 million in 2006. This increase is the result of higher interest rates on our LIBOR based debt and higher levels of outstanding borrowings during the year (Please see the discussion of liquidity and capital resources below).

Taxes.    The provision for income taxes was $10.6 million on pretax income of $26.1 million for 2007. The provision for income taxes was $6.8 million on pretax income of $17.4 million for 2006. The effective tax rate for fiscal 2007 was 41% compared to 39% for fiscal 2006. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Fiscal 2006 Compared to Fiscal 2005

As a context for the discussion below, the results of our operations and financial condition were significantly and materially impacted by the Cooperheat-MQS acquisition in fiscal year 2005. This acquisition more than doubled the size of our industrial services segment. We organized the operations of the industrial services segment into the TMS and TCM divisions. TMS comprises our previously existing mechanical services offerings (leak repair, hot tapping, field machining and technical bolting, field valve repair and fugitive emissions control). TCM comprises our field heat treatment and non-destructive testing services. The following table sets forth the components of revenue and operating income from our continuing operations for fiscal 2006 and 2005 (in thousands):

			Increase
	2006	2005	$	%
Revenues:
TCM	$143,233	$99,268	$43,965	44%
TMS	116,605	93,767	22,838	24%

Total revenues	259,838	193,035	66,803	35%
Gross margin:
TCM	42,918	30,183	12,735	42%
TMS	46,211	34,615	11,596	34%

Total gross margin	89,129	64,798	24,331	38%
S, G & A expenses:
Industrial services	56,662	45,513	11,149	25%
Corporate costs	11,090	9,737	1,353	14%

Total S,G&A	67,752	55,250	12,502	23%
Operating income	$21,377	$9,548	$11,829	124%

Revenues.    Our revenues from continuing operations in 2006 were $259.8 million compared to $193.0 million in 2005, an increase of $66.8 million or 35%. The increase was partially due to broad based growth across virtually all regions and service lines and due to our Cooperheat-MQS acquisition in August 2004. Cooperheat-MQS comprises the majority of the TCM division. The increase was also broad based with approximately $9 million of the increase coming from Canada. Revenues for our TCM division in 2006 were $143.2 million compared to $99.3 million in 2005, an increase of $43.9 million or 44%. Fiscal year 2006 included a full year of Cooperheat-MQS operations while fiscal year 2005 included 9 months of Cooperheat-MQS operations. Revenues for our TMS division in 2006 were $116.6 million compared to $93.8 million in 2005, an increase of $22.8 million, or 24%. For both divisions, the current fiscal year was characterized by increased capital and maintenance budgets for many of our customers, penetration of our services into new industries and increases in turnaround work as customers realize the current trends contributing to their increased margins are likely to remain for the foreseeable future.

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

Interest.    Interest expense was $4.0 million in 2006 as compared to $2.3 million in 2005. This increase is the result of higher interest rates on our LIBOR based debt and higher levels of outstanding borrowings during the fiscal year. Please see the discussion of liquidity and capital resources below.

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

Vendor Financing.    In January 2006, we entered into a three year enterprise agreement with Microsoft for server and desktop volume licensing with software assurance. Financing for the agreement was provided under a three year non-interest bearing note (the “Software Licensing Note”) with monthly payments of $28,998. The Software Licensing Note has been discounted at 7.3%, which approximated our effective borrowing rate at the time we entered into the agreement. At May 31, 2007, the outstanding principal balance of the Software Licensing Note was $0.6 million.

Leasing Arrangements.    We also enter into operating leases to obtain equipment for our field operations and administrative functions. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $18.8 million at May 31, 2007 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2008	$5,433
2009	3,151
2010	2,283
2011	2,503
2012	1,751
Thereafter	3,672

Total	$18,793

Bank Facility.    On May 31, 2007, in anticipation of our acquisition of Aitec (Please see Note 16 of our Audited Consolidated Financial Statements), we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (the “Credit Facility”). The Credit Facility provides us with a $120 million revolving line of credit and a $15 million term loan. The Credit Facility bears interest at a LIBOR based interest rate (currently LIBOR plus 1.5%) and matures in May 2012. The Credit Facility is secured by virtually all of our assets and contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2007 we were in compliance with all financial covenants contained in the Credit Facility. At May 31, 2007, there are $1.3 million of capitalized loan costs which are being amortized over the life of the Credit Facility.

In May 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the floating rate interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30 million effective June 1, 2007 and decreasing to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap agreement is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2007, we were contingently liable for outstanding stand-by letters of credit totaling $4.8 million.

Cashflows Attributable to Our Operations.    For fiscal year 2007, cash provided by operating activities was $6.7 million. Net income from continuing operations of $15.5 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts and deferred tax charges, was $28.0 million, of which, $21.3 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities.    For fiscal year 2007, cash used in investing activities was $15.5 million, consisting primarily of $16.5 million of capital expenditures. We incurred approximately $16.5 million, $7.1 million and $4.2 million for capital expenditures during fiscal years 2007, 2006 and 2005, respectively. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the next twelve months to increase, as a result of increased business activity, to be in a range of approximately $15 million to $20 million.

Cashflows Attributable to Our Financing Activities.    For fiscal year 2007, cash provided by financing activities was $10.5 million. Borrowings under the Credit Facility provided $12.3 million of cash and $3.1 million was provided by the issuance of our common stock in connection with our stock option compensation plans and was offset by $4.3 million in principal payments under our Credit Facility and other financings.

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

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2007 and 2006, the amount of earned but unbilled revenue was $6.6 million and $3.8 million, respectively. For services performed pursuant to a fixed price bid, revenues are recognized upon completion of the job. Costs associated with such jobs are deferred until completion, resulting in deferred costs of $0.4 million and $0.1 million at May 31, 2007 and 2006, respectively.

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

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the TCM and TMS divisions, both of which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $26.5 million of goodwill at May 31, 2007 and 2006, all of which is attributable to the TCM division. Based upon results of the annual impairment testing, last conducted in May 2007, there have been no impairments of goodwill.

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2007 we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per case. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. We have obtained fully insured layers of coverage above such self-retention limits. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for Doubtful Accounts.    In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts receivable that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable. The allowance for doubtful accounts was $2.3 million and $1.3 million at May 31, 2007 and 2006, respectively.

Estimated Useful Lives.    The estimated useful lives of our long-lived assets are used to compute depreciation expense, future asset retirement obligations and are also used in impairment testing. Estimated useful lives are based, among other things, on the assumption that we provide an appropriate level of associated capital expenditures and maintenance while the assets are still in operation. Without these continued associated capital expenditures and maintenance, the useful lives of these assets could decrease significantly. Estimated useful lives could be impacted by such factors as future energy prices, environmental regulations, various legal factors and competition. If the useful lives of these assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities for future asset retirement obligations may be insufficient and impairments in carrying values of tangible and intangible assets may result.

Accounting Principles Not Yet Adopted

In June 2006, the FASB’s Emerging Issues Task Force (the “EITF” or “Task Force”) issued consensus 06-3 , How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management currently does not anticipate FASB No. 157 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the interpretation on our financial statements, which the Company is required to adopt beginning in our first fiscal quarter of 2007.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB No. 159”). FASB No. 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. It also creates presentation and disclosure requirements that will enhance comparability between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We currently do not anticipate FASB No. 159 to have a material effect on our results of operations or financial position.

Newly Adopted Accounting Principles

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for our fiscal year ending May 31, 2007. The adoption of SAB No. 108 did not have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the United States Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations.

We hold certain floating-rate obligations. We are exposed to market risk, primarily related to potential increases in interest rates related to our debt.

From time to time, we have utilized, and expect to continue to utilize, derivative financial instruments with respect to a portion of our interest rate risks to achieve a more predictable cash flow by reducing our exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to our interest rate risks are intended to reduce our exposure to increases in the LIBOR-based interest rates underlying our floating rate Credit Facility. We do not enter into derivative financial instrument transactions for speculative purposes.

At May 31, 2007 we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap agreement is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and financial statement schedules, found at the end of this annual report on Form 10-K, and are incorporated herein by reference.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2007, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of fiscal 2006.

ITEM 9B.	OTHER INFORMATION

None

Management’s Annual Report on Internal Control Over Financial Reporting

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2007. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of our internal control over financial reporting.

/s/ PHILIP J. HAWK	/s/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2007, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Comparison of Total Shareholders’ Return.”

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Team, Inc. and Subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Team, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Team, Inc. and Subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Team, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2007, and our report dated August 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

August 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis , evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective June 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Team, Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

August 13, 2007

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,335	$2,578
Receivables, net of allowance of $2,348 and $1,255	84,496	68,487
Inventories	11,518	10,525
Deferred income taxes	—	781
Prepaid expenses and other current assets	7,164	2,460

Total Current Assets	107,513	84,831
Property, plant and equipment, net	35,166	26,448
Intangible assets, net of accumulated amortization of $792 and $542	458	708
Goodwill	26,452	26,452
Other assets, net	1,465	1,532

Total Assets	$171,054	$139,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,862	$5,899
Accounts payable	10,560	7,978
Other accrued liabilities	15,906	16,898
Insurance note payable	4,734	—
Current income taxes payable	—	4,837
Deferred income taxes	1,222	—

Total Current Liabilities	37,284	35,612
Deferred income taxes	486	404
Long-term debt	48,774	39,804

Total Liabilities	86,544	75,820

Minority interest	307	266
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 9,948,219 and 9,658,957 shares issued	2,984	2,898
Treasury stock at cost, 1,018,308 shares	(5,032)	(5,032)
Additional paid-in capital	49,159	44,723
Retained earnings	36,447	20,932
Accumulated other comprehensive income	645	364

Total Stockholders’ Equity	84,203	63,885

Total Liabilities and Stockholders’ Equity	$171,054	$139,971

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2007	2006	2005
Revenues	$318,348	$259,838	$193,035
Operating expenses	208,186	170,709	128,237

Gross margin	110,162	89,129	64,798
Selling, general and administrative expenses	79,825	67,752	55,250

Operating income	30,337	21,377	9,548
Interest expense, net	4,204	3,992	2,306

Earnings before income taxes	26,133	17,385	7,242
Provision for income taxes	10,618	6,755	2,958

Income from continuing operations	15,515	10,630	4,284

Discontinued operations:
Income from discontinued operations, net of tax	—	6	504

Net income	$15,515	$10,636	$4,788

Net income per share: Basic
From continuing operations	$1.77	$1.26	$0.53
From discontinued operations	0.00	0.00	0.06

Total	$1.77	$1.26	$0.59

Net income per share: Diluted
From continuing operations	$1.64	$1.16	$0.48
From discontinued operations	0.00	0.00	0.05

Total	$1.64	$1.16	$0.53

Weighted averages shares outstanding
Basic	8,770	8,413	8,140
Diluted	9,433	9,199	8,982

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2007	2006	2005
Net income	$15,515	$10,636	$4,788
Foreign currency translation adjustment	429	302	246
Tax provision	(148)	(114)	(118)

Comprehensive income	$15,796	$10,824	$4,916

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 1, 2004	$2,715	$(5,032)	$39,060	$5,508	$48	$42,299
Net income	—	—	—	4,788	—	4,788
Foreign currency translation adjustment	—	—	—	—	128	128
Shares issued	1	—	59	—	—	60
Non-cash compensation	—	—	237	—	—	237
Exercise of stock options	62	—	830	—	—	892
Tax benefit from exercise of stock options	—	—	538	—	—	538

Balance at May 31, 2005	2,778	(5,032)	40,724	10,296	176	48,942
Net income				10,636		10,636
Foreign currency translation adjustment	—	—	—	—	188	188
Shares issued	5	—	118	—	—	123
Non-cash compensation	—	—	385	—	—	385
Exercise of stock options	115	—	2,034	—	—	2,149
Tax benefit from exercise of stock options	—	—	1,462	—	—	1,462

Balance at May 31, 2006	2,898	(5,032)	44,723	20,932	364	63,885
Net income	—	—	—	15,515	—	15,515
Foreign currency translation adjustment	—	—	—	—	281	281
Shares issued	1	—	59	—	—	60
Non-cash compensation	—	—	1,425	—	—	1,425
Exercise of stock options	85	—	1,626	—	—	1,711
Tax benefit from exercise of stock options	—	—	1,326	—	—	1,326

Balance at May 31, 2007	$2,984	$(5,032)	$49,159	$36,447	$645	$84,203

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$15,515	$10,636	$4,788
Less income attributable to discontinued operations	—	(6)	(504)

Income attributable to continuing operations	15,515	10,630	4,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	7,777	6,345	5,135
Amortization of deferred loan costs	446	415	460
Allowance for doubtful accounts	1,094	1,183	943
Minority interest in earnings and other	(303)	(107)	22
Deferred income taxes	2,085	(482)	655
Non-cash compensation cost	1,425	235	287
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(17,103)	(10,747)	(24,813)
Inventories	(993)	(667)	(613)
Prepaid expenses and other current assets	30	(452)	823
Increase (decrease):
Accounts payable	2,582	(3,536)	5,100
Other accrued liabilities	(992)	3,986	2,146
Income taxes payable	(4,837)	2,509	1,471

Net cash provided by (used in) operating activities	$6,726	$9,312	$(4,100)

Cash Flows From Investing Activities:
Capital expenditures	(16,497)	(7,081)	(4,231)
Proceeds from sale of Equipment Rental Segment	—	14,689	—
Proceeds from sale of assets	262	196	15
(Increase) decrease in other assets, net	746	133	(529)
Business acquisitions, net of cash acquired	—	—	(33,940)

Net cash provided by (used in) investing activities	$(15,489)	$7,937	$(38,685)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement	12,250	(15,062)	22,408
Borrowings related to term loans and financing arrangements	—	—	25,000
Payments related to term loans and financing arrangements	(4,317)	(3,831)	(2,250)
Loan financing fees	(510)	(189)	(1,773)
Issuance of common stock	3,097	2,272	892

Net cash provided by (used in) financing activities	10,520	(16,810)	44,277

Cash flows of discontinued operations:
Operating cash flows	—	(1,939)	1,184
Investing cash flows	—	(223)	(702)
Financing cash flows	—	308	—

Net cash provided by (used in) discontinued operations	—	(1,854)	482

Net increase (decrease) in cash and cash equivalents	1,757	(1,415)	1,974
Cash and cash equivalents at beginning of year	2,578	3,993	2,019

Cash and cash equivalents at end of year	$4,335	$2,578	$3,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,034	$4,471	$2,379

Income taxes	$13,078	$5,928	$2,277

Significant non-cash transactions:
Software Licensing Note	$—	$854	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction.    Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. On December 28, 2006, we transferred the listing of our common stock from the AMEX to the NASDAQ, at which time we began trading on the NASDAQ under the symbol “TISI”. Our fiscal year ends on May 31 of each calendar year.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are primarily utilized in heavy industries. We offer an array of complimentary service lines including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing,

•	field heat treating.

We offer these service lines in over 70 branch locations throughout the United States, Aruba, Canada, Singapore, Trinidad and Venezuela. As a result of our acquisition of Aitec on June 1, 2007, subsequent to our fiscal year end we have over 80 branch locations (Please see Note 16).

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

Fair Value of Financial Instruments.    The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair values of the Company’s credit facility are representative of their carrying values based upon the variable rate terms and management’s opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Leasehold improvements	2-10 years
Machinery and equipment	2-10 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FASB No. 144.

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the TCM and TMS divisions, both of which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $26.5 million of goodwill at May 31, 2007 and 2006. All of which is attributable to the TCM division. Based upon results of the annual impairment testing, last conducted in May 2007, there have been no impairments of goodwill. A summary of goodwill as of May 31, 2007 and 2006 is as follows (in thousands):

	Twelve Months Ended May 31,
	2007	2006
Balance at beginning of year	$26,452	$26,452
Acquisitions and purchase price adjustments	—	—
Impairments	—	—

Balance at end of year	$26,452	$26,452

Income Taxes.    We follow the guidance in FASB No. 109 which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

Allowance for Doubtful Accounts.    In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts receivable that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with FASB No. 5, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per case. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2007 and 2006 the amount of earned but unbilled revenue was $6.6 million and $3.8 million, respectively. For services performed pursuant to a fixed price bid, revenues are recognized upon completion of the job. Costs associated with such jobs are deferred until completion, resulting in deferred costs of $0.4 million and $0.1 million at May 31, 2007 and 2006, respectively.

Concentration of Credit Risk.    No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share.    Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period.

Options to purchase 104,500, 107,000, and 84,500 shares of common stock were outstanding during the years ended May 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

Foreign Currency.    For subsidiaries whose functional currency is not the United States dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates during the period. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Currency transaction gains and losses are recorded in other SG&A, net on the consolidated statements of operations.

Accounting Principles Not Yet Adopted

In June 2006, the EITF issued consensus EITF 06-3. In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this EITF on our financial statements.

In September 2006, the FASB issued FASB No. 157. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management currently does not anticipate FASB No. 157 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the interpretation on our financial statements, which the Company is required to adopt beginning in our first fiscal quarter of 2007.

In February 2007, the FASB issued FASB No. 159. FASB No. 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. It also creates presentation and disclosure requirements that will enhance comparability between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We currently do not anticipate FASB No. 159 to have a material effect on our results of operations or financial position.

Newly Adopted Accounting Principles

In September 2006, the SEC staff issued SAB No. 108. SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for our fiscal year ending May 31, 2007. The adoption of SAB No. 108 did not have a material effect on our financial position or results of operations.

2. ACQUISITIONS AND DISPOSITIONS

On June 1, 2007, subsequent to our year end, we acquired all of the stock of Aitec for $33.8 million, subject to a working capital adjustment. Aitec, is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through an amended and restated Credit Facility provided through our bank syndicate (Please see Note 8 and 16).

In November 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax, for approximately $14.5 million plus subsequent purchase price adjustments of approximately $0.2 million. Climax was engaged in equipment sales and rental and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance at customer locations. We recognized a pre-tax gain on the sale of Climax of $1.5 million, net of costs and expenses associated with the transaction of approximately $0.9 million, including approximately $0.2 million of cash bonuses paid to certain Climax personnel.

The assets and liabilities of Climax at the time of sale were as follows (in thousands):

Climax
Receivables	$2,618
Inventories	2,785
Prepaid expenses and other current	97

Total Current Assets	5,500
Property, plant and equipment	4,498
Goodwill	2,953
Other assets	662

Total Assets	13,613
Accounts payable	675
Other accrued liabilities	802

Total Current Liabilities	1,477
Noncurrent deferred income taxes	—

Net book value	$12,136

The results of operations for Climax, presented as discontinued operations, include interest on our debt that is required to be repaid with proceeds from the sale of Climax. The revenues, operating income, interest expense allocation and earnings before income tax, presented in discontinued operations for the fiscal years ended 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Revenues	$—	$7,462	$16,010
Operating income	—	394	1,469
Interest expense allocation	—	472	651

Earnings (loss) before income taxes	$—	$(78)	$818

In August 2004, we completed the acquisition of substantially all the assets of Cooperheat-MQS. Cooperheat-MQS was operating as debtor-in-possession in a Chapter 11 case pending in the United States Bankruptcy Court. The transaction involved cash consideration of $34.8 million, subject to a working capital adjustment, the assumption of certain liabilities, including the assumption of $1.7 million in letters of credit, and the issuance of warrants to purchase 100,000 shares of the our common stock with $.30 par value per share. The warrants were exercisable at $65 cash per share and expired on August 11, 2007, subsequent to our fiscal year end. The assets Cooperheat-MQS are associated with our non-destructive testing and inspection and field heat treating services.

Our unaudited fiscal year 2005 pro-forma consolidated results as if the Cooperheat-MQS acquisition had occurred at the beginning of our fiscal year, are shown below. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results (in thousands):

Pro-forma data (unaudited)
Twelve months ended May 31, 2005
Revenues	$220,654
Net Income	$971

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2007 and 2006 is as follows (in thousands):

	May 31,
	2007	2006
Trade accounts receivable	$80,277	$65,979
Unbilled revenues	6,567	3,763
Allowance for doubtful accounts	(2,348)	(1,255)

Total	$84,496	$68,487

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts at May 31, 2007 and 2006 (in thousands):

	Twelve Months Ended May 31,
	2007	2006
Balance at beginning of year	$1,255	$1,233
Provision for doubtful accounts	1,730	1,183
Write off of bad debt	(637)	(1,161)

Balance at end of year	$2,348	$1,255

4. INVENTORIES

A summary of inventory as of May 31, 2007 and 2006 is as follows (in thousands):

	May 31,
	2007	2006
Raw materials	$2,870	$1,398
Work in progress	358	318
Finished goods	8,290	8,809

Total	$11,518	$10,525

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2007 and 2006 is as follows (in thousands):

	May 31,
	2007	2006
Land	$955	$934
Buildings and leasehold improvements	7,118	6,820
Machinery and equipment	53,670	37,706
Furniture and fixtures	1,400	1,543
Computers and computer software	3,884	2,932
Automobiles	2,106	2,411
Construction in progress	578	827

Total	69,711	53,173
Accumulated depreciation and amortization	(34,545)	(26,725)

Property, plant, and equipment, net	$35,166	$26,448

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2007 and 2006 is as follows (in thousands):

	May 31,
	2007	2006
Payroll and other compensation expenses	$9,509	$11,548
Insurance accruals	2,583	2,283
Property, sales and other taxes	527	158
Auto lease rebate	1,366	1,127
Other	1,921	1,782

Total	$15,906	$16,898

7. INCOME TAXES

Income tax expense for the years ended May 31, 2007, 2006, and 2005 was as follows (in thousands):

	Twelve Months Ended May 31,
	2007	2006	2005
Income tax expense attributable to income from continuing operations	$10,618	$6,755	$2,958
Income tax expense attributable to income from discontinued operations	—	1,410	314
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes.	(1,326)	(1,462)	(538)
Taxes allocated to stockholders’ equity, related to foreign currency translation adjustments	148	114	118

Total	$9,440	$6,817	$2,852

Income tax expense attributable to income from continuing operations for the years ended May 31, 2007, 2006 and 2005 was as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2007:
U.S. federal	$6,099	$1,900	$7,999
State & local	854	164	1,018
Foreign jurisdictions	1,566	35	1,601

	$8,519	$2,099	$10,618

Year ended May 31, 2006:
U.S. federal	$4,776	$(284)	$4,492
State & local	584	(198)	386
Foreign jurisdictions	1,877	—	1,877

	$7,237	$(482)	$6,755

Year ended May 31, 2005:
U.S. federal	$1,217	$528	$1,745
State & local	310	122	432
Foreign jurisdictions	727	54	781

	$2,254	$704	$2,958

The components of pre-tax income for the years ended May 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Domestic	$21,661	$12,209	$5,664
Foreign	4,472	5,176	1,578

	$26,133	$17,385	$7,242

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% (34% for year ended May 31, 2005) to pretax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2007	2006	2005
Income from continuing operations	$26,133	$17,385	$7,242

Computed income taxes at statutory rate	$9,147	$6,085	$2,462
State income taxes, net of federal benefit	719	250	327
Foreign tax differential	35	98	123
Stock options and other	717	322	46

Provision for income tax	$10,618	$6,755	$2,958

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2007	2006
Deferred tax assets:
Accrued compensation & benefits	$890	$994
Receivables	828	553
Inventory	178	176
Vendor rebates	—	471
Other	816	234

Total gross deferred tax assets	2,712	2,428

Deferred tax liabilities:
Property, plant and equipment	(949)	(927)
Goodwill and intangible costs	(1,212)	(716)
Cumulative foreign currency translation gain	(219)	(232)
Unremitted earnings of foreign subsidiaries	(196)	(160)
Prepaids and other	(1,844)	(16)

Total gross deferred tax liabilities	(4,420)	(2,051)

Net deferred asset (liability)	$(1,708)	$377

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences and therefore a valuations allowance is not necessary at May 31, 2007.

At May 31, 2007, current income taxes payable includes acquired tax uncertainties of $2.2 million associated with Cooperheat-MQS’s foreign operations. To the extent the uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities will be applied to reduce the balance of goodwill attributable to the Cooperheat-MQS acquisition.

8. LONG-TERM DEBT

In January 2006, we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. Financing for the agreement was provided by the vendor under a three year non-interest bearing note (the “Software Licensing Note”). The Software Licensing Note has been discounted at 7.3%, which was our effective borrowing rate at the time we entered into the agreement, and the discount of $0.1 million is being amortized to interest expense over the life of agreement.

On May 31, 2007 in anticipation of our acquisition of Aitec (Please see Note 16) we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. The Credit Facility provides us with a $120 million revolving line of credit and a $15 million term loan. The Credit Facility bears interest at a LIBOR based interest rate (currently LIBOR plus 1.5%) and matures in May 2012. At May 31, 2007, there are $1.3 million of capitalized loan costs which are being amortized over the life of the Credit Facility. The Credit Facility is secured by virtually all of our assets and contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2007 we were in compliance with all financial covenants of the Credit Facility.

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB No. 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by FASB No. 133, is recognized immediately in earnings.

In May 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the floating rate interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30 million effective June 1, 2007 and decreasing to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap agreement is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

A summary of Long-term debt as of May 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Credit Facility:
Revolving loan	$38,015	$25,765
Term loan	15,000	19,000
Software Licensing Note	554	854
Auto loans	67	84

	53,636	45,703
Less current portion	4,862	5,899

Long-term debt, excluding current installments	$48,774	$39,804

Future maturities of long-term debt as of May 31, 2007 are as follows (in thousands):

2008	$4,862
2009	6,226
2010	4,525
2011	8
Thereafter	38,015

	$53,636

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2007, we were contingently liable for outstanding stand-by letters of credit totaling $4.8 million.

9. SHARE BASED COMPENSATION

We have adopted various stock option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. At May 31, 2007, there were approximately 1.4 million stock options under the plans outstanding to officers, directors and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

In December 2004, the FASB issued FASB No. 123(R), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) requires all companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted FASB No. 123(R) effective June 1, 2006, using the modified prospective transition method permitted under this pronouncement. Our cumulative effect of implementing this statement, which consists entirely of a forfeiture adjustment, was immaterial. The application of FASB No. 123(R) had a material impact on the audited consolidated financial statements and basic and diluted earnings per share for 2007 compared to amounts that would have been reported pursuant to our previous accounting treatment. Had compensation cost for all stock options granted prior to June 1, 2006 been determined on a fair value basis consistent with FASB No. 123(R), our net income and basic and diluted earnings per share amounts for the years ended May 31, 2006 and 2005 would have been as follows (in thousands):

	2006	2005
Income from continuing operations, as reported	$10,630	$4,284
Add stock-based employee compensation expense included in reported net income, net of tax	143	189
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(542)	(558)

Pro forma net income from continuing operations	$10,231	$3,915

Earnings per share, as reported—basic	$1.26	$0.53
Pro forma earnings per share—basic	$1.22	$0.48
Earnings per share, as reported—diluted	$1.16	$0.48
Pro forma earnings per share—diluted	$1.11	$0.44

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the years ended May 31, 2007, 2006, and 2005:

	2007	2006	2005
Risk free interest rate	4.7%	4.3%	3.1%
Volatility factor of the expected market price of the Company’s common stock	39.2%	31.2%	23.6%
Expected dividend yield percentage	0.0%	0.0%	0.0%
Weighted average expected life	6 Yrs	4 Yrs	3 Yrs

We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized, which was 2,350,000 shares at May 31, 2007.

In September 2004, we executed a Restricted Stock Award Agreement with our President and Chief Operating Officer. The agreement awards up to 15,000 shares of restricted stock which may vest upon the achievement of specific financial targets related to earnings before interest and taxes for the fiscal years 2005, 2006 and 2007. As of May 31, 2007, all shares are vested or expected to vest. For restricted stock awards, we consider the fair value to be the closing price of the stock on the grant date.

We granted 276,000, 392,000 and 429,000 stock options during the years ended May 31, 2007, 2006 and 2005, respectively. Compensation expense related to options granted and restricted stock awards totaled $1.4 million, $0.2 million and $0.3 million during the years ended May 31, 2007, 2006 and 2005 respectively. Tax benefits related to stock option exercises were $0.5 million, $1.5 million and $1.3 million for the year ended May 31, 2005, 2006 and 2007, respectively. As of May 31, 2007, $4.1 million of unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of 2 years.

Transactions under all plans are summarized below:

	Twelve Months Ended May 31,
	2007		2006		2005
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
Shares under option, beginning of year	1,434,000	$12.65	1,494,000	$8.23	1,286,000	$5.06
Changes during the year:
Granted	276,000	$29.33	392,000	$23.79	429,000	$15.95
Exercised	(287,000)	$5.97	(391,000)	$6.09	(208,000)	$4.40
Canceled	(12,000)	$22.66	(61,000)	$17.62	(13,000)	$10.39

Shares under option, end of year	1,411,000	$17.16	1,434,000	$12.65	1,494,000	$8.23
Exercisable at end of year	877,000	$11.99	842,000	$6.87	992,000	$4.84

For options outstanding at May 31, 2007, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Remaining Life (in years)
$1.94 to $4.00	248,000	$3.55	2.1
$4.00 to $10.00	54,000	$8.61	5.5
$10.00 to $16.00	406,000	$13.80	5.6
$16.00 to $22.00	322,000	$17.97	7.9
$22.00 to $32.00	381,000	$30.15	9.1

	1,411,000	$17.16	6.5

10. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2007, 2006 and 2005, were approximately $1.2 million, $1.1 million and $0.7 million, respectively, and are included in selling, general, and administrative expenses.

11. COMMITMENTS AND CONTINGENCIES

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. Mr. Lescroart is a member of our Board of Directors. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any legal liability under the allegations of the suit and, further, we believe that we are entitled to be indemnified from any loss we may incur under the terms of the Stock Purchase Agreement related to the acquisition. We have filed a motion for summary judgment seeking dismissal from the case. The motion is currently pending before the judge.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

We also enter into operating leases to obtain equipment for our field operations and administrative functions. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $18.8 million at May 31, 2007 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2008	$5,433
2009	3,151
2010	2,283
2011	2,503
2012	1,751
Thereafter	3,672

Total	$18,793

Total rent expense under operating leases, including rental expense under short term leases, was approximately $12.9 million, $10.8 million and $5.6 million in 2007, 2006 and 2005, respectively.

12. COMMON STOCK

The following summarizes the activity of common shares outstanding for the years ended May 31, 2007, 2006 and 2005:

	Common Stock Issued	Treasury Stock	Shares Outstanding
Number of shares, May 31, 2004	9,070,250	(1,018,308)	8,051,942
Shares issued for director fees	3,708	—	3,708
Exercise of stock options	185,784	—	185,784

Number of shares, May 31, 2005	9,259,742	(1,018,308)	8,241,434
Shares issued for director fees	3,255	—	3,255
Exercise of stock options	380,960	—	380,960
Restricted stock grant	15,000	—	15,000

Number of shares, May 31, 2006	9,658,957	(1,018,308)	8,640,649
Shares issued for director fees	2,394	—	2,394
Exercise of stock options	286,868	—	286,868

Number of shares, May 31, 2007	9,948,219	(1,018,308)	8,929,911

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

Revenues from continuing operations and long-lived assets in the United States and other countries are as follows (in thousands):

	Total Revenues	Total Assets
FY 2007
United States	$276,188	$139,735
Canada	26,142	17,051
Other foreign countries	16,018	14,268

	$318,348	$171,054

FY 2006
United States	$223,560	$124,135
Canada	21,309	11,339
Other foreign countries	14,969	4,497

	$259,838	$139,971

FY 2005
United States	$171,897	$130,829
Canada	12,149	8,006
Other foreign countries	8,989	4,491

	$193,035	$143,326

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended May 31, 2007 and 2006 (in thousands, except per share data):

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$65,739	$83,185	$73,291	$96,133	$318,348
Operating income	3,702	10,262	5,050	11,323	30,337
Income from continuing operations	1,522	5,467	2,442	6,084	15,515
Income from discontinued operations	—	—	—	—	—

Net income	$1,522	$5,467	$2,442	$6,084	$15,515

Net income per share: Basic
From continuing operations	$0.18	$0.63	$0.28	$0.68	$1.77
From discontinued operations	—	—	—	—	—

Total	$0.18	$0.63	$0.28	$0.68	$1.77

Net income per share: Diluted
From continuing operations	$0.16	$0.58	$0.26	$0.63	$1.64
From discontinued operations	—	—	—	—	—

Total	$0.16	$0.58	$0.26	$0.63	$1.64

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$54,152	$67,046	$62,630	$76,010	$259,838
Operating income	1,685	7,087	4,830	7,775	21,377
Income from continuing operations	517	3,831	2,279	4,003	10,630
Income (loss) from discontinued operations	32	(26)	—	—	6

Net income	$549	$3,805	$2,279	$4,003	$10,636

Net income per share: Basic
From continuing operations	$0.07	$0.46	$0.27	$0.47	$1.26
From discontinued operations	—	—	—	—	—

Total	$0.07	$0.46	$0.27	$0.47	$1.26

Net income per share: Diluted
From continuing operations	$0.06	$0.41	$0.25	$0.42	$1.16
From discontinued operations	—	—	—	—	—

Total	$0.06	$0.41	$0.25	$0.42	$1.16

15. INVESTIGATION

In December 2006, our management was alerted that certain false sales entries were made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that branch location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch location. These matters were promptly reported to our audit committee, who initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. The independent investigation was concluded in March 2007. In their respective reports to the audit committee, our outside counsel and forensic accountants found no further false sales entries from this branch location. Based upon the findings of the outside counsel and forensic accountants, and our management’s internal review of these matters, we have concluded that these matters did not have a material effect on any of our previously issued financial statements and that the wrong doing was limited to a single branch location. We incurred costs with respect to the investigation of approximately $1 million.

16. SUBSEQUENT EVENTS

On June 1, 2007, subsequent to our year end, we acquired all of the stock of Aitec for $33.8 million, subject to a working capital adjustment. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. The acquisition will be accounted for using the purchase method of accounting. We are in the early stages of determining the fair values of the assets and liabilities assumed. Information regarding the allocation of the purchase price is set forth below (in thousands):

(unaudited)
Cash	$443
Accounts receivable	13,062
Inventory	383
Prepaids and other current assets	692
Property, plant and equipment	2,631
Unallocated purchase price	22,947

Total assets acquired	40,158

Accounts payable	3,251
Accrued liabilities and other	3,020
Deferred taxes	99

Total liabilities assumed	6,370

Net assets acquired	$33,788

Our unaudited fiscal year 2007 pro-forma consolidated results as if the Aitec acquisition had occurred at the beginning of our fiscal year, are shown below. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results (in thousands):

Pro-forma data (unaudited) Twelve months ended May 31, 2007
Revenues	$365,424
Net income	$16,872

On July 25, 2007, subsequent to year end, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable on August 29, 2007 to all shareholders of record on August 15, 2007. This action will double the total number of common shares outstanding to nearly 18 million shares.

3. Exhibits

Exhibit Number
3.1	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended May 31, 1999).

3.2	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.2	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.3	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.4	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.5	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002).

10.6	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.8	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.9	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.10	Credit Agreement dated August 11, 2004 among Team, Inc., each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2004).

10.11	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.12	Consulting agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

Exhibit Number
10.13†	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.14†	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.15	Amendment to Credit Agreement dated April 12, 2005 among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto. (filed as Exhibit 10.3 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.16	Stock Purchase Agreement by and among Climax Technologies, Inc., Team Investment, Inc., Team, Inc. and Climax Portable Machine Tools, Inc. dated November 30, 2005 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.17	First Amendment to Credit Agreement dated October 5, 2005, among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1. to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.18	Second Amendment to Credit Agreement dated November 15, 2005, among Team, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.2. to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.19†	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007).

10.20†	Team, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2006).

10.21	Share Purchase Agreement dated May 13, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

10.22	Amended and Restated Credit Agreement dated as of May 31, 2007 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Saving Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 13, 2007.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	August 13, 2007

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 13, 2007

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 13, 2007

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 13, 2007

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	August 13, 2007

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 13, 2007

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 13, 2007

/S/ TED W. OWEN (Ted W. Owen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 13, 2007