Form 10-Q
period 2007-08-31
TEAM INC
filed 2007-10-10
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

On October 3, 2007, there were 18,089,524 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	August 31, 2007	May 31, 2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,276	$4,335
Receivables, net of allowance of $2,987 and $2,348	94,005	84,496
Inventories	12,876	11,518
Prepaid expenses and other current assets	5,895	7,164

Total Current Assets	120,052	107,513
Property, plant and equipment, net	38,910	35,166
Intangible assets, net of accumulated amortization of $854 and $792	396	458
Goodwill	51,425	26,452
Other assets, net	1,445	1,465

Total Assets	$212,228	$171,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$4,861	$4,862
Accounts payable	9,142	10,560
Other accrued liabilities	21,161	15,906
Insurance note payable	3,185	4,734
Current income taxes payable	1,688	—
Deferred income taxes	640	1,222

Total Current Liabilities	40,677	37,284
Deferred income taxes	589	486
Long-term debt	81,227	48,774

Total Liabilities	122,493	86,544
Minority interest	238	307

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,031,986 and 19,896,438 shares issued	5,407	2,984
Treasury stock at cost, 0 and 1,018,308 shares	—	(5,032)
Additional paid-in capital	46,214	49,159
Retained earnings	37,256	36,447
Accumulated other comprehensive income	620	645

Total Stockholders’ Equity	89,497	84,203

Total Liabilities and Stockholders’ Equity	$212,228	$171,054

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands except per share data)

	Three Months Ended August 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$103,488	$65,739
Operating expenses	71,181	43,947

Gross margin	32,307	21,792
Selling, general and administrative expenses	24,536	18,090

Operating income	7,771	3,702
Interest expense, net	1,754	1,050

Earnings before income taxes	6,017	2,652
Provision for income taxes	2,505	1,130

Net income	$3,512	$1,522

Net income per share—basic	$0.19	$0.09
Net income per share—diluted	$0.18	$0.08

Weighted average shares outstanding—basic	18,023	17,298
Weighted average shares outstanding—diluted	19,585	18,584

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
Balance at May 31, 2007	$2,984	$(5,032)	$49,159	$36,447	$645	$84,203
Net income	—	—	—	3,512	—	3,512
Foreign currency translation adjustment	—	—	—	—	98	98
Interest rate swap	—	—	—	—	(123)	(123)
Stock split	2,397	5,032	(4,726)	(2,703)	—	—
Shares issued	1	—	59	—	—	60
Non-cash compensation	—	—	405	—	—	405
Exercise of stock options	25	—	749	—	—	774
Tax benefit from exercise of stock options	—	—	568	—	—	568

Balance at August 31, 2007	$5,407	—	$46,214	$37,256	$620	$89,497

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$3,512	$1,522

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,278	1,573
Gain (loss) on asset sales	(3)	(33)
Amortization of deferred loan costs	77	117
Allowance for doubtful accounts	639	408
Minority interest in earnings and other	(69)	44
Deferred income taxes	(578)	445
Non-cash compensation cost	405	245
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	2,914	6,638
Inventories	(975)	(887)
Prepaid expenses and other current assets	1,961	221
Increase (decrease):
Accounts payable	(4,669)	(1,002)
Other accrued liabilities	2,235	(4,765)
Income taxes payable	1,688	(1,388)

Net cash provided by operating activities	9,415	3,138
Cash Flows From Investing Activities:
Capital expenditures	(3,522)	(2,566)
Proceeds from sale of assets	11	194
Business acquisitions, net of cash acquired	(35,371)	—
Increase in other assets, net	(180)	96

Net cash used in investing activities	(39,062)	(2,276)
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	33,980	1,440
Payments related to term loans and financing arrangements	(1,528)	—
Tax benefit of stock option exercises	568	25
Insurance note payments	(1,549)	(828)
Issuance of common stock	834	185

Net cash provided by financing activities	32,305	822

Effect of exchange rate changes on cash	283	215

Net increase (decrease) in cash and cash equivalents	2,941	1,899
Cash and cash equivalents at beginning of period	4,335	2,578
Cash and cash equivalents at end of period	$7,276	$4,477

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. On December 28, 2006, we transferred the listing of our common stock from the AMEX to the NASDAQ Global Select Market (“NASDAQ”), at which time we began trading on the NASDAQ under the symbol “TISI”. Our fiscal year ends on May 31 of each calendar year.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complimentary services including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing, and

•	field heat treating.

We offer these services in over 80 locations throughout the United States, Aruba, Canada, Singapore, Trinidad and Venezuela.

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2007 is derived from the May 31, 2007 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2007.

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

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair values of our credit facility (see Note 7) are representative of their carrying values based upon the variable terms and management’s opinion that the current rates offered to us with the same maturity and security structure are equivalent to that of the credit facility.

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

Income Taxes. We follow the guidance in FASB Statement No. 109, Accounting for Income Taxes, which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

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

Workers’ Compensation, Auto, Medical and General Liability Accruals. In accordance with FASB Statement No. 5, Accounting for Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per case. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2007 and May 31, 2007, the amount of earned but unbilled revenue included in accounts receivable was $11.1 million and $6.6 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of common shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the additional pro forma exercise of options to acquire common stock to the extent that the options’ prices are less than the average market price of common shares during the period.

Options to purchase 214,000 shares of common stock were outstanding during the three month period ended August 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

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

Accounting Principles Adopted

FASB No. 151. In November 2004, the FASB issued FASB No. 151, Inventory Costs—an amendment of ARB 43, Chapter 4 (“FASB No. 151”). FASB No. 151 clarifies the accounting for excessive amounts of idle facility expense, freight, handling costs and wasted material and requires that the allocation of fixed production overheads to the costs of conversion of inventory be based on the normal capacity of the production facilities. We adopted FASB No. 151 on June 1, 2006, and it did not have a material effect on our results of operations, financial position or cash flows.

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

SAB No. 108. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for our fiscal year ended May 31, 2007. The adoption of SAB No. 108 did not have a material effect on our results of operations, financial position or cash flows.

FIN No. 48. In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. We are currently undergoing an examination by the Internal Revenue Service and Revenue Canada with an anticipated closing date by the end of

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

fiscal year 2008. We believe there is appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At August 31, 2007 we have established liabilities for tax uncertainties of $2.2 million, which includes $0.4 million of interest. These liabilities are primarily associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. Because of the status of the ongoing examinations it is not possible to estimate the impact, if any, to previously recorded uncertain tax positions within the next 12 months. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

EITF 06-3. In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The adoption of this statement on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate FASB No. 157 to have a material effect on our results of operations or financial position.

FASB No. 159. In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. It also creates presentation and disclosure requirements that will enhance comparability between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate FASB No. 159 to have a material effect on our results of operations or financial position.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

2. ACQUISITION

On June 1, 2007, we acquired all the stock of Aitec, Inc (“Aitec”) for $33.8 million, plus working capital adjustments and professional fees. Aitec, is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through an amended and restated Credit Facility provided through our bank syndicate. We are in the early stages of determining the fair values of the assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price is set forth below (in thousands):

Classification	(unaudited)
Accounts receivable	$13,062
Inventory	383
Prepaids and other current assets	692
Property, plant and equipment	2,631
Unallocated purchase price	24,973

Total assets acquired	$41,741

Accounts payable	$3,251
Accrued liabilities and other	3,020
Deferred taxes	99

Total liabilities assumed	6,370

Net assets acquired	$35,371

Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Aitec had occurred at the beginning of the fiscal year 2007. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results (in thousands, except per share data).

Pro forma data (unaudited)
Three months ended August 31, 2006
Revenues	$76,743
Net income	$1,914
Earnings per share:
Basic	$0.11
Diluted	$0.10

3. RECEIVABLES

A summary of accounts receivables as of August 31, 2007 and May 31, 2007 is as follows (in thousands):

	August 31, 2007	May 31, 2007
Trade accounts receivable	$85,913	$80,277
Unbilled revenues	11,079	6,567
Allowance for doubtful accounts	(2,987)	(2,348)

Total	$94,005	$84,496

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

4. INVENTORIES

A summary of inventory as of August 31, 2007 and May 31, 2007 is as follows (in thousands):

	August 31, 2007	May 31, 2007
Raw materials	$3,105	$2,870
Work in progress	410	358
Finished goods	9,361	8,290

Total	$12,876	$11,518

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2007 and May 31, 2007 is as follows (in thousands):

	August 31, 2007	May 31, 2007
Land	$958	$955
Buildings and leasehold improvements	7,416	7,118
Machinery and equipment	62,323	53,670
Furniture and fixtures	1,737	1,400
Computers and computer software	4,564	3,884
Automobiles	2,732	2,106
Construction in progress	1,316	578

Total	81,046	69,711
Accumulated depreciation and amortization	(42,136)	(34,545)

Property, plant, and equipment, net	$38,910	$35,166

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2007 and May 31, 2007 is as follows (in thousands):

	August 31, 2007	May 31, 2007
Payroll and other compensation expenses	$12,804	$9,509
Insurance accruals	3,318	2,583
Property, sales and other taxes	710	527
Interest	1,536	—
Auto lease rebate	1,226	1,366
Other	1,567	1,921

Total	$21,161	$15,906

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

On May 31, 2007 in anticipation of our acquisition of Aitec, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (the “Credit Facility”). The Credit Facility

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

provides us with a $120 million revolving line of credit and a $15 million term loan. The agreement permits us to increase the revolving line of credit up to $145 million subject to certain conditions and provided that our lenders are willing to increase the size of their commitment. The Credit Facility bears interest based on a Eurodollar rate option (currently LIBOR plus 1.75%). The margin is set based on our financial covenants as set forth in the Credit Facility and the Credit Facility matures in May 2012. At August 31, 2007, there are $1.3 million of capitalized loan costs which are being amortized over the life of the Credit Facility. The Credit Facility is secured by virtually all of our assets and contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At August 31, 2007 we were in compliance with all financial covenants of the Credit Facility.

A summary of long-term debt as of August 31, 2007 and May 31, 2007 is as follows (in thousands):

	August 31, 2007	May 31, 2007
Revolving loan portion of the Credit Facility	$71,995	$38,015
Term loan portion of the Credit Facility	13,500	15,000
Software Licensing Note	476	554
Auto loans	117	67

	86,088	53,636
Less current portion	4,861	4,862

Long-term debt, excluding current installments	$81,227	$48,774

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB No. 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time.

In May 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the floating rate interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap agreement is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

credit. At August 31, 2007, we were contingently liable for outstanding stand-by letters of credit totaling $5.4 million. Outstanding letters of credit reduce amounts available under our revolving credit facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Agreement.

8. INDUSTRY SEGMENT INFORMATION

Revenues from continuing operations and long-lived assets in the United States and other countries are as follows (in thousands):

	Three Months Ended August 31,
	2007	2006
Revenue
United States	$76,045	$56,485
Canada	23,557	5,770
Other foreign countries	3,886	3,484

Total	$103,488	$65,739

	August 31, 2007	May 31, 2007
Total Assets
United States	$139,508	$139,735
Canada	61,305	17,051
Other foreign countries	11,415	14,268

Total	$212,228	$171,054

9. SHARE-BASED PAYMENTS

We have adopted various stock option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. At August 31, 2007, there were approximately 2,634,000 stock options under the plans outstanding to officers, directors, and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

Our share-based payments consist primarily of stock options. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which was 4,700,000 at August 31, 2007.

No stock options were granted during the quarter ended August 31, 2007. We granted 44,000 stock options during the quarter ended August 31, 2006. Compensation expense related to options granted totaled $0.4 million

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

and $0.2 million during the quarters ended August 31, 2007 and 2006, respectively. Tax benefits for compensation expense related to options granted totaled $568,000 and $25,000 during the quarters ended August 31, 2007 and 2006, respectively. As of August 31, 2007, $3.7 million of total unrecognized compensation expense related to options granted is expected to be recognized over a remaining weighted-average period of two years. All restricted stock awards, amounting to 15,000 shares granted in fiscal year 2005, have been fully expensed.

For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three months ended August 31, 2006:

2006
Risk free interest rate	4.8%
Volatility factor of the expected market price of the Company’s common stock	39.4%
Expected dividend yield percentage	0.0%
Weighted average expected life	6 Yrs

Transactions under our stock option plans are summarized below:

	August 31, 2007		August 31, 2006
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	2,822	$8.58	2,868	$6.33

Changes during the year:
Granted	—	$—	44	$13.14
Exercised	(164)	$(4.75)	(12)	$(5.87)
Canceled	(24)	$(12.90)	(6)	$(15.97)

Shares under option, end of year	2,634	$8.63	2,894	$6.73
Exercisable at end of year	1,642	$5.95	1,948	$4.67

For options outstanding at August 31, 2007, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Life (in years)
	(in thousands)
$0.97 to $2.00	410	$1.79	2.2
$2.58 to $4.50	106	$4.31	5.5
$5.40 to $8.43	776	$6.89	5.6
$9.23 to $9.69	600	$9.00	7.9
$10.75 to $15.97	742	$15.06	9.1

	2,634	$8.63	6.5

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS—(Continued)

10. STOCK SPLIT

On July 25, 2007, we announced a two-for-one stock split in the form of a 100 percent stock dividend payable on August 29, 2007 to all shareholders of record on August 15, 2007. To fund the requirement of new shares, we utilized approximately 1 million shares of treasury stock and issued an additional 8 million shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split.

11. SUBSEQUENT EVENT

On October 9, 2007, subsequent to our quarter end, we completed a $5 million purchase of nearly 50 acres of land in the Houston area that will become the home of a new multi-use facility encompassing our corporate headquarters, TMS manufacturing, equipment center, and global training activities. The estimated completion and move-in date for the new facility is January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2007.

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our 2007 Form 10-K.

General Description of Business

Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. On December 28, 2006, we transferred the listing of our common stock from the AMEX to the NASDAQ, at which time we began trading on the NASDAQ under the symbol “TISI”. Our fiscal year ends on May 31 of each calendar year.

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	leak repair,

•	hot tapping,

•	fugitive emissions control,

•	field machining,

•	technical bolting,

•	field valve repair,

•	non-destructive testing, and

•	field heat treating.

We offer these services in over 80 locations throughout the United States and international markets including Aruba, Canada, Singapore, Trinidad and Venezuela.

Three Months Ended August 31, 2007 Compared To Three Months Ended August 31, 2006 (in thousands)

	Three Months Ended August 31,		Increase
	2007	2006	$	%
Revenues comprised of:
TCM Division	$59,797	$33,653	$26,144	78%
TMS Division	43,691	32,086	11,605	36%

	$103,488	$65,739	$37,749	57%
Gross margin comprised of:
TCM Division	$17,022	$9,517	$7,505	79%
TMS Division	15,285	12,275	3,010	25%

	$32,307	$21,792	$10,515	48%
Operating income comprised of:
Industrial Services	$11,465	$7,294	$4,171	57%
Corporate	(3,694)	(3,592)	(102)	3%

	$7,771	$3,702	$4,069	110%

Revenues. Revenues in the period ended August 31, 2007 were $103.5 million compared to $65.7 million in the period ended August 31, 2006, an increase of $37.7 million or 57%. Our results reflect the addition of our recent Aitec acquisition and broad based growth across the majority of geographic regions including our legacy Canadian operations. Our revenues of $103.5 million included revenues attributable to Aitec of $10.1 million. Excluding the effect of the acquisition, our overall revenue growth was $27.7 million, an increase of 42% over the prior year quarter. Revenues for our TCM Division (Team’s inspection and field heat treating service lines, inclusive of Aitec) were $59.8 million for the current period, up $26.1 million or 78% from the prior period. Revenues for our TMS Division (Team’s mechanical service lines of leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting and field valve repair) for the current period were $43.7 million, up $11.6 million or 36% from the prior period.

Gross Margin. Gross margin in the period ended August 31, 2007 was $32.3 million compared to $21.8 million in the period ended August 31, 2006, an increase of $10.5 million or 48%. Gross margin as a percentage of revenue was 31% in the current period as compared to 33% in the prior period. Overall, our gross margins as a percentage of revenue was affected by the cyclical mix of services customarily provided in our summer months, acquisition integration costs relating to the Aitec acquisition, and training costs for 115 new technicians added during the quarter. Gross margin attributable to Aitec was $2.3 million. TCM gross margins as a percentage of revenue for the quarter were 28% which is consistent with the corresponding prior year period. Gross margins as a percentage of revenue for the TMS division were 35%, down from 38% in the prior period quarter.

Selling, General and Administrative Expenses. SG&A in the period ended August 31, 2007 was $24.5 million compared to $18.1 million in the period ended August 31, 2006, an increase of $6.4 million or 36%. The increase in SG&A was due to on-going investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $20.8 million compared to $14.5 million in the prior period. For the current period, SG&A attributable to corporate administration was $3.7 million, up slightly from $3.6 million in the prior period. Overall, our SG&A as a percentage of revenues decreased to 24% in the current period compared to 28% in the prior period.

Interest. Interest expense was $1.8 million in the period ended August 31, 2007 compared to $1.1 million in the period ended August 31, 2006. This increase is the result of increased outstanding borrowings, primarily attributable to our Aitec acquisition (please see Liquidity and Capital Resources).

Taxes. The provision for income taxes was $2.5 million on pretax income of $6.0 million for the period ended August 31, 2007. The effective tax rate for the period ended August 31, 2007 was 42% compared to 43% for the period ended August 31, 2006. Differences between the Federal tax rate and our effective rate are primarily attributable to state taxes and non-deductible non-cash compensation in the form of incentive stock options.

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

Cashflows Attributable to Our Operations. For the period ended August 31, 2007, cash provided by operating activities was $9.4 million. Net income from operations of $3.5 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts, deferred tax charges and non-cash compensation was $6.3 million. Changes in working capital resulted in positive operating cashflow of $3.1 million.

Cashflows Attributable to Our Investing Activities. For the period ended August 31, 2007, cash used in investing activities was $39.1 million due primarily to $3.5 million of capital expenditures and $35.4 million related to the acquisition of Aitec. We anticipate capital expenditures for the remainder of the fiscal year to increase as a result of increased business activity, resulting in total fiscal 2008 capital expenditures of $15 million to $20 million. The increase in planned capital expenditures is associated with specific project opportunities and replacement of equipment acquired in prior acquisitions.

Cashflows Attributable to Our Financing Activities. For the period ended August 31, 2007, cash provided by financing activities was $32.3 million. $34.0 million of cash was provided by borrowing under our Credit Facility primarily in connection with the Aitec acquisition and $1.5 million was used to pay down our insurance premium note payable. At August 31, 2007, our unused available borrowing capacity under the Credit Facility was approximately $43 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the United States Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations.

We hold certain floating-rate obligations. We are exposed to market risk, primarily related to potential increases in interest rates related to our debt.

From time to time, we have utilized, and expect to utilize, derivative financial instruments with respect to a portion of our interest rate risks to achieve a more predictable cash flow by reducing our exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to our interest rate risks are intended to reduce our exposure to increases in the LIBOR-based interest rates underlying our floating rate Credit Facility. We do not enter into derivative financial instrument transactions for speculative purposes.

At May 31, 2007 we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap agreement is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any legal liability under the allegations of the suit and, further, believe we are entitled to be indemnified from any loss we may incur under the terms of the Stock Purchase Agreement related to the TSI acquisition. We have filed a motion for summary judgment seeking dismissal from the case. The motion is currently pending before the judge.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors beginning on page 6 of our 2007 Form 10-K includes a detailed discussion of our risk factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Shareholders was held on September 27, 2007. The record date for determination of shareholders entitled to vote at the 2007 Annual Meeting of Shareholders was prior to the record date for the August 29, 2007 stock split and as such, the votes noted below have not been adjusted for the stock split. At that meeting, Messrs., Sidney B. Williams and Emmett J, Lescroart were elected to serve as Class III directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Sidney B. Williams	6,700,037	1,988,857
Emmett J. Lescroart	8,403,472	285,422

The shareholders also approved a proposal to increase the number of authorized shares under the First Amended and Restated Team, Inc. 2006 Stock Incentive Plan by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,480,011	1,739,466	6,427	1,462,990

The shareholders also approved the Team, Inc. Executive Incentive Compensation Plan by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
8,315,717	348,984	14,062	10,131

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC
(Registrant)
Date: October 10, 2007
/S/ PHILIP J. HAWK

Philip J. Hawk
Chairman and Chief Executive Officer

/S/ TED W. OWEN

Ted W. Owen, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)