Form 10-Q
period 2007-11-30
TEAM INC
filed 2008-01-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

On December 31, 2007, there were 18,271,963 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	November 30, 2007	May 31, 2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,770	$4,335
Receivables, net of allowance of $3,742 and $2,348	112,159	84,496
Inventories	13,451	11,518
Prepaid expenses and other current assets	4,776	7,164

Total Current Assets	136,156	107,513
Property, plant and equipment, net	47,247	35,166
Intangible assets, net of accumulated amortization of $917 and $792	333	458
Goodwill	51,330	26,452
Other assets, net	1,412	1,465

Total Assets	$236,478	$171,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$5,648	$4,862
Accounts payable	13,950	10,560
Other accrued liabilities	20,690	15,906
Insurance note payable	1,895	4,734
Current income taxes payable	2,361	—
Deferred income taxes	338	1,222

Total Current Liabilities	44,882	37,284
Deferred income taxes	1,481	486
Long-term debt	88,659	48,774

Total Liabilities	135,022	86,544
Minority interest	297	307

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,280,663 and 19,896,438 shares issued	5,480	2,984
Treasury stock at cost, 0 and 1,018,308 shares	—	(5,032)
Additional paid-in capital	48,605	49,159
Retained earnings	45,072	36,447
Accumulated other comprehensive income	2,002	645

Total Stockholders’ Equity	101,159	84,203

Total Liabilities and Stockholders’ Equity	$236,478	$171,054

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$122,310	$83,185	$225,798	$148,924
Operating expenses	80,456	52,769	151,637	96,716

Gross margin	41,854	30,416	74,161	52,208
Selling, general and administrative expenses	26,354	18,691	50,392	36,386
Bad debt expense	947	1,412	1,448	1,836

Operating income	14,553	10,313	22,321	13,986
Interest expense, net	1,713	1,121	3,464	2,142

Earnings before income taxes	12,840	9,192	18,857	11,844
Provision for income taxes	5,024	3,725	7,529	4,855

Net income	$7,816	$5,467	$11,328	$6,989

Net income per share—basic	$0.43	$0.31	$0.63	$0.40
Net income per share—diluted	$0.40	$0.29	$0.58	$0.37

Weighted averages shares outstanding—basic	18,164	17,412	18,044	17,354
Weighted averages shares outstanding—diluted	19,685	18,884	19,550	18,794

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2007	$2,984	$(5,032)	$49,159	$36,447	$645	$84,203
Net income	—	—	—	11,328	—	11,328
Foreign currency translation adjustment	—	—	—	—	1,938	1,938
Interest rate swap	—	—	—	—	(581)	(581)
Stock split	2,397	5,032	(4,726)	(2,703)	—	—
Shares issued	1	—	59	—	—	60
Non-cash compensation	—	—	1,048	—	—	1,048
Exercise of stock options	98	—	1,590	—	—	1,688
Tax benefit from exercise of stock options	—	—	1,475	—	—	1,475

Balance at November 30, 2007	$5,480	—	$48,605	$45,072	$2,002	$101,159

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$11,328	$6,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,941	3,437
Gain (loss) on asset sales	15	(82)
Amortization of deferred loan costs	137	202
Allowance for doubtful accounts	1,394	1,836
Minority interest in earnings and other	(10)	89
Deferred income taxes	12	(550)
Non-cash compensation cost	1,048	595
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(15,994)	(8,260)
Inventories	(1,551)	47
Prepaid expenses and other current assets	3,080	2,747
Increase (decrease):
Accounts payable	139	1,651
Other accrued liabilities	1,764	(4,574)
Income taxes payable	2,361	(595)

Net cash provided by operating activities	8,664	3,532
Cash Flows From Investing Activities:
Capital expenditures	(14,135)	(7,249)
Proceeds from sale of assets	13	206
Business acquisitions, net of cash acquired	(34,409)	—
(Increase) decrease in other assets, net	(665)	263

Net cash used in investing activities	(49,196)	(6,780)
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	43,100	9,140
Payments related to term loans and financing arrangements	(2,429)	(2,626)
Tax benefit of stock option exercises	1,475	332
Insurance note payments	(2,840)	(2,010)
Issuance of common stock	1,748	904

Net cash provided by financing activities	41,054	5,740
Effect of exchange rate changes on cash	913	(346)
Net increase in cash and cash equivalents	$1,435	$2,146
Cash and cash equivalents at beginning of period	$4,335	$2,578
Cash and cash equivalents at end of period	$5,770	$4,724

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the credit facility.

Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor and certain fixed overhead costs.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2007 and May 31, 2007, the amount of earned but unbilled revenue included in accounts receivable was $12.3 million and $6.6 million, respectively.

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

Options to purchase 632,000 shares of common stock were outstanding during the six month period ended November 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period. All outstanding options to purchase common shares were included in the computation of diluted earnings per share for the three and six month period ended November 30, 2007.

Foreign Currency. For subsidiaries whose functional currency is not the United States dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. There were no material transaction gains or losses in any periods presented.

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

SAB No. 108. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for our fiscal year ended May 31, 2007. The adoption of SAB No. 108 did not have a material effect on our results of operations, financial position or cash flows.

FIN No. 48. In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At November 30, 2007 we have established liabilities for tax uncertainties of $2.2 million, which includes $0.4 million of interest. These liabilities are primarily associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. Because of the status of the ongoing examinations it is not possible to estimate the impact, if any, to previously recorded uncertain tax positions within the next 12 months. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

        We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2003. We are currently undergoing an examination by the Internal Revenue Service and Revenue Canada with an anticipated closing date by the end of fiscal year 2008. We believe there is appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

EITF 06-3. In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate FASB No. 157 will have a material effect on our results of operations, financial position or cash flows.

FASB No. 159. In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. It also creates presentation and disclosure requirements that will enhance comparability between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate FASB No. 159 will have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITION

On June 1, 2007, we acquired all the stock of Aitec, Inc. (“Aitec”) for $33.8 million, plus working capital adjustments and professional fees. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our bank syndicate. We are in the early stages of determining the fair values of the assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price is set forth below (in thousands):

Classification	(unaudited)
Accounts receivable	$13,063
Inventory	382
Prepaids and other current assets	692
Property, plant and equipment	2,354
Unallocated purchase price	24,289

Total assets acquired	$40,780

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total liabilities assumed	6,371

Net assets acquired	$34,409

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

	Pro forma data (unaudited)	Pro forma data (unaudited)
	Three months ended November 30, 2006	Six months ended November 30, 2006
Revenues	$96,676	$173,419
Net income	$6,145	$8,059
Earnings per share:
Basic	$0.35	$0.46
Diluted	$0.33	$0.43

3. RECEIVABLES

A summary of accounts receivables as of November 30, 2007 and May 31, 2007 is as follows (in thousands):

	November 30, 2007	May 31, 2007
Trade accounts receivable	$103,578	$80,277
Unbilled revenues	12,323	6,567
Allowance for doubtful accounts	(3,742)	(2,348)

Total	$112,159	$84,496

4. INVENTORIES

A summary of inventory as of November 30, 2007 and May 31, 2007 is as follows (in thousands):

	November 30, 2007	May 31, 2007
Raw materials	$3,323	$2,870
Work in progress	445	358
Finished goods	9,683	8,290

Total	$13,451	$11,518

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2007 and May 31, 2007 is as follows (in thousands):

	November 30, 2007	May 31, 2007
Land	$988	$955
Buildings and leasehold improvements	7,422	7,118
Machinery and equipment	63,728	53,670
Furniture and fixtures	1,508	1,400
Computers and computer software	4,419	3,884
Automobiles	2,108	2,106
Construction in progress	6,610	578

Total	86,783	69,711
Accumulated depreciation and amortization	(39,536)	(34,545)

Property, plant and equipment, net	$47,247	$35,166

Included in construction in progress is approximately $5 million of land in the Houston area that will become the home of our new multi-use facility encompassing our corporate headquarters, TMS manufacturing and equipment center, and global training activities.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2007 and May 31, 2007 is as follows (in thousands):

	November 30, 2007	May 31, 2007
Payroll and other compensation expenses	$12,279	$9,509
Insurance accruals	3,354	2,583
Property, sales and other taxes	562	527
Interest	1,226	—
Auto lease rebate	1,086	1,366
Other	2,183	1,921

Total	$20,690	$15,906

7. LONG-TERM DEBT

In January 2006, we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. The Software Licensing Note for the agreement was provided by the vendor under a three year non-interest bearing note. The note has been discounted at 7.3%, which was our effective borrowing rate. The discount of $0.1 million is amortizing to interest expense over the term of the note.

On May 31, 2007, in anticipation of our acquisition of Aitec, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (collectively, the “Credit Facility”). The Credit Facility provides us with a $120 million revolving line of credit and a $15 million term loan through a banking syndicate. The Credit Facility permits us to increase the revolving line of credit up to $145 million subject to certain conditions and provided that our lenders are willing to increase the size of their commitment. The Credit Facility bears interest based on a variable Eurodollar rate option (currently LIBOR plus 1.5%). The margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012. At November 30, 2007, there are $1.2 million of capitalized loan costs which are being amortized over the life of the Credit Facility. The Credit Facility is secured by virtually all of our assets and contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At November 30, 2007 we were in compliance with all financial covenants of the Credit Facility.

A summary of long-term debt as of November 30, 2007 and May 31, 2007 is as follows (in thousands):

	November 30, 2007	May 31, 2007
Revolving loan portion of the Credit Facility	$81,115	$38,015
Term loan portion of the Credit Facility	12,750	15,000
Software Licensing Note	396	554
Auto loans	46	67

	94,307	53,636
Less current portion	5,648	4,862

Long-term debt, excluding current installments	$88,659	$48,774

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

In May 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At November 30, 2007, we were contingently liable for outstanding stand-by letters of credit totaling $5.6 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

8. INDUSTRY SEGMENT INFORMATION

Revenues from continuing operations and long-lived assets in the United States and other countries are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Revenue
United States	93,039	70,936	$169,084	$127,421
Canada	25,149	7,950	48,706	13,720
Other foreign countries	4,122	4,299	8,008	7,783

Total	$122,310	$83,185	$225,798	$148,924

			November 30, 2007	May 31, 2007
Total Assets
United States			$160,553	$139,735
Canada			64,735	17,051
Other foreign countries			11,190	14,268

Total			$236,478	$171,054

9. SHARE-BASED PAYMENTS

We have adopted various stock option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. At November 30, 2007, there were approximately 2,886,000 stock options under the plans outstanding to officers, directors, and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

Our share-based payments consist primarily of stock options. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which was 6,620,000 at November 30, 2007.

We granted 630,000 stock options during the three month and six month periods ended November 30, 2007. We granted 418,000 and 462,000 stock options during the three month and six month periods ended November 30, 2006, respectively. Compensation expense related to options granted totaled $0.6 million and $1.0 million for the three month and six month periods ended November 30, 2007, respectively. Tax benefits for compensation expense related to options granted and restricted stock awards totaled $0.9 million and $1.5 million for the three month and six month periods ended November 30, 2007, respectively. As of November 30, 2007, $12.3 million of total unrecognized compensation expense related to options granted is expected to be recognized over a remaining weighted-average period of approximately 3 1/2 years.

For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three and six month periods ended November 30, 2007 and November 30, 2006:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Risk free interest rate	4.5%	4.7%	4.5%	4.7%
Volatility factor of the expected market price of the Company’s common stock	40.2%	39.2%	40.2%	39.2%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	7 Yrs	6 Yrs	7 Yrs	6 Yrs

Transactions under our stock option plans are summarized below:

	November 30, 2007		November 30, 2006
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,822	$8.60	2,868	$6.33

Changes during the year:
Granted	630	$30.38	462	$15.06
Exercised	(408)	$4.16	(194)	$2.82
Canceled	(158)	$12.47	(6)	$15.97

Shares under option, end of period	2,886	$13.83	3,130	$8.03
Exercisable at end of period	1,396	$7.05	1,764	$4.74

For options outstanding at November 30, 2007, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Life (in years)
	(in thousands)
$0.00 to $3.21	405	$2.02	2.4
$3.22 to $6.41	173	$4.24	4.4
$6.42 to $9.62	755	$8.30	7.0
$9.62 to $12.82	218	$11.26	8.0
$12.83 to $16.03	712	$15.08	8.6
$16.04 to $32.05	623	$30.38	9.8

	2,886	$13.83	7.3

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

11. SUBSEQUENT EVENT

On January 9, 2008, subsequent to our period end, we completed the purchase of Leak Repairs Specam (“LRS”), a specialty industrial services company. LRS, which is headquartered in Vlissingen, The Netherlands, currently provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is a market leader in the Benelux region with current annual revenues of approximately $22 million from four service locations in The Netherlands and Belgium. For the past 20 years, LRS has been a licensee of our leak repair, hot tapping, and fugitive emissions technologies. The purchase price of the acquisition is approximately $18 million subject to possible working capital adjustments and we expect to finance the entire transaction with our Credit Facility.

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

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2007.

General Description of Business

Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

Three Months Ended November 30, 2007 Compared To Three Months Ended November 30, 2006 (in thousands)

	Three Months Ended November 30,		Increase
	2007	2006	$	%
Revenues comprised of:
TCM Division	$73,396	$43,987	$29,409	67%
TMS Division	48,914	39,198	9,716	25%

	$122,310	$83,185	$39,125	47%
Gross margin comprised of:
TCM Division	$23,369	$14,611	$8,758	60%
TMS Division	18,485	15,805	2,680	17%

	$41,854	$30,416	$11,438	38%
Operating income comprised of:
Industrial Services	$18,600	$13,496	$5,104	38%
Corporate	(4,047)	(3,183)	(864)	27%

	$14,553	$10,313	$4,240	41%

Revenues. Revenues in the period ended November 30, 2007 were $122.3 million compared to $83.2 million in the period ended November 30, 2006, an increase of $39.1 million or 47%. Our results reflect the addition of our recent Aitec acquisition and broad based growth across the majority of geographic regions including our legacy Canadian operations. Our revenues of $122.3 million include revenues attributable to Aitec of $15.9 million. Excluding the effect of the acquisition, our overall revenue growth was $23.2 million, an increase of 28% over the prior period. Our revenues also include $1.1 million of favorable foreign currency fluctuations, primarily attributable to our Canadian operations. Revenues for our TCM Division (Team’s inspection and field heat treating service lines, inclusive of Aitec) were $73.4 million for the current period, up $29.4 million or 67% from the prior period. Revenues for our TMS Division (Team’s mechanical service lines of leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting and field valve repair) for the current period were $48.9 million, up $9.7 million or 25% from the prior period.

Gross Margin. Gross margin in the period ended November 30, 2007 was $41.9 million compared to $30.4 million in the period ended November 30, 2006, an increase of $11.4 million or 38%. Gross margin as a percentage of revenue was 34% in the current period as compared to 37% in the prior period. Overall, our gross margins as a percentage of revenue was affected by the current period mix of services in which lower margin TCM operations comprised a greater percentage of overall sales. Gross margin attributable to Aitec was $4.3 million, or 27% of Aitec revenues. As a result, TCM gross margins as a percentage of revenue for the quarter were 32%, slightly down from the corresponding prior year period at 33%. Gross margins as a percentage of revenue for the TMS division were 38%, down slightly from 40% in the prior period.

Selling, General and Administrative Expenses. SG&A in the period ended November 30, 2007 was $26.4 million compared to $18.7 million in the period ended November 30, 2006, an increase of $7.7 million or 41%. The increase in SG&A was attributable to an additional $1.7 million associated with Aitec and on-going investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $22.3 million (inclusive of Aitec) compared to $15.5 million in the prior period. Overall, our SG&A as a percentage of revenues decreased to 22% in the current period compared to 23% in the prior period.

Bad Debt Expense. Bad debt expense from continuing operations was $0.9 million in the period ended November 30, 2007 compared to $1.4 million in the period ended November 30, 2006, a decrease of $0.5 million. The decrease in bad debt expense is primarily attributable to a $0.4 million pre-tax charge related to an internal investigation in the prior period.

Interest. Interest expense was $1.7 million in the period ended November 30, 2007 compared to $1.1 million in the period ended November 30, 2006. This increase is the result of increased outstanding borrowings primarily attributable to our Aitec acquisition and increases in working capital.

Taxes. The provision for income taxes was $5.0 million on pretax income of $12.8 million for the period ended November 30, 2007. The effective tax rate for the period ended November 30, 2007 was 39% compared to 41% for the period ended November 30, 2006. Differences between the Federal tax rate and our effective rate are primarily attributable to state taxes and non-deductible non-cash compensation in the form of incentive stock options.

Six Months Ended November 30, 2007 Compared To Six Months Ended November 30, 2006 (in thousands)

	Six Months Ended November 30,		Increase
	2007	2006	$	%
Revenues comprised of:
TCM Division	$133,195	$77,611	$55,584	72%
TMS Division	92,603	71,313	21,290	30%

	$225,798	$148,924	$76,874	52%
Gross margin comprised of:
TCM Division	40,295	$24,128	$16,167	67%
TMS Division	33,866	28,080	5,786	21%

	$74,161	$52,208	$21,953	42%
Operating income comprised of:
Industrial Services	$30,062	$20,761	$9,301	45%
Corporate	(7,741)	(6,775)	(966)	14%

	$22,321	$13,986	$8,335	60%

Revenues. Revenues in the period ended November 30, 2007 were $225.8 million compared to $148.9 million in the period ended November 30, 2006, an increase of $76.9 million or 52%. Our results reflect the addition of our recent Aitec acquisition and broad based growth across the majority of geographic regions including our legacy Canadian operations. Our revenues of $225.8 million include revenues attributable to Aitec of $25.9 million. Excluding the effect of the acquisition, our overall revenue growth was $51.0 million, an increase of 34% over the prior period. Our revenues also include $1.4 million of favorable foreign currency fluctuations, primarily attributable to our Canadian operations. Revenues for our TCM Division (Team’s inspection and field heat treating service lines, inclusive of Aitec) were $133.2 million for the current period, up $55.6 million or 72% from the prior period. Revenues for our TMS Division (Team’s mechanical service lines of leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting and field valve repair) for the current period were $92.6 million, up $21.3 million or 30% from the prior period.

Gross Margin. Gross margin in the period ended November 30, 2007 was $74.2 million compared to $52.2 million in the period ended November 30, 2006, an increase of $22.0 million or 42%. Gross margin as a percentage of revenue was 33% in the current period as compared to 35% in the prior period. Overall, our gross margins as a percentage of revenue was affected by the current period mix of services in which lower margin TCM operations comprised a greater percentage of overall sales. Gross margin attributable to Aitec was $6.6 million, or 25% of Aitec revenues and TCM gross margins (inclusive of Aitec) as a percentage of revenue for the quarter were 30%, down slightly from the corresponding prior year period of 31%. Gross margins as a percentage of revenue for the TMS division were 37%, down slightly from 39% in the prior period quarter.

Selling, General and Administrative Expenses. SG&A in the period ended November 30, 2007 was $50.4 million compared to $36.4 million in the period ended November 30, 2006, an increase of $14.0 million or 38%. The increase in SG&A was attributable to an additional $3.4 million associated with Aitec and on-going investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $42.7 million (inclusive of Aitec) compared to $29.6 million in the prior period. Overall, our SG&A as a percentage of revenues decreased to 22% in the current period compared to 24% in the prior period.

Bad Debt Expense. Bad debt expense from continuing operations was $1.4 million in the period ended November 30, 2007 compared to $1.8 million in the period ended November 30, 2006, a decrease of $0.4 million. The decrease in debt expense is primarily attributable to a $0.4 million pre-tax charge related to an internal investigation in the prior period.

Interest. Interest expense was $3.5 million in the period ended November 30, 2007 compared to $2.1 million in the period ended November 30, 2006. This increase is the result of increased outstanding borrowings primarily attributable to our Aitec acquisition and increases in working capital.

Taxes. The provision for income taxes was $7.5 million on pretax income of $18.9 million for the period ended November 30, 2007. The effective tax rate for the period ended November 30, 2007 was 40% compared to 41% for the period ended November 30, 2006. Differences between the Federal tax rate and our effective rate are primarily attributable to state taxes and non-deductible non-cash compensation in the form of incentive stock options.

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

Cashflows Attributable to Our Continuing Operations. For the six month period ended November 30, 2007, cash provided by operating activities was $8.7 million. Net income from continuing operations was $11.3 million, depreciation and amortization was $4.9 million, non-cash compensation was $1.0 million and $10.2 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities. For the six month period ended November 30, 2007, cash used in investing activities was $49.2 million due primarily to $34.4 million utilized in the acquisition of Aitec and capital expenditures of $14.1 million including acquisition of land for our new Houston multi-use facility. We anticipate capital expenditures for the remainder of the fiscal year to continue at slightly less than current levels resulting in total fiscal 2008 capital expenditures of approximately $20-25 million. The continued level of capital expenditures is associated with specific project opportunities, replacement of equipment acquired in prior acquisitions and business expansion.

Cashflows Attributable to Our Financing Activities. For the six month period ended November 30, 2007, cash provided by financing activities was $41.1 million primarily due to cash provided by borrowing under our Credit Facility and issuance of common stock upon exercise of options. At November 30, 2007, our unused available borrowing capacity under the Credit Facility was $33.3 million.

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

At May 31, 2007 we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

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

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1,000,000. We intend to vigorously defend this action and do not believe that we have any liability under the allegations of the suit.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Item 1A. Risk Factors beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2007 includes a detailed discussion of our risk factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Disclosure under this item was provided in our Quarterly Report on Form 10-Q for the period ended August 31, 2007.

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

Date: January 9, 2008

/s/ Philip J. Hawk
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ Ted W. Owen
Ted W. Owen, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)