Form 10-Q
period 2008-02-29
TEAM INC
filed 2008-04-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 31, 2008, there were 18,458,121 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	February 29, 2008	May 31, 2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$12,057	$4,335
Receivables, net of allowance of $3,829 and $2,348	105,572	84,496
Inventories	15,695	11,518
Prepaid expenses and other current assets	3,570	7,164

Total Current Assets	136,894	107,513
Property, plant and equipment, net	50,971	35,166
Intangible assets, net of accumulated amortization of $979 and $792	1,567	458
Goodwill	62,727	26,452
Other assets, net	1,387	1,465

Total Assets	$253,546	$171,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$6,331	$4,862
Accounts payable	15,811	10,560
Other accrued liabilities	26,157	15,906
Insurance note payable	582	4,734
Current income taxes payable	2,551	—
Deferred income taxes	—	1,222

Total Current Liabilities	51,432	37,284
Deferred income taxes	2,899	486
Long-term debt	93,721	48,774

Total Liabilities	148,052	86,544
Minority interest	—	307

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,443,621 and 19,896,438 shares issued	5,533	2,984
Treasury stock at cost, 0 and 1,018,308 shares	—	(5,032)
Additional paid-in capital	50,380	49,159
Retained earnings	48,006	36,447
Accumulated other comprehensive income	1,575	645

Total Stockholders’ Equity	105,494	84,203

Total Liabilities and Stockholders’ Equity	$253,546	$171,054

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$108,823	$73,291	$334,621	$222,215
Operating expenses	75,200	49,216	226,837	145,932

Gross margin	33,623	24,075	107,784	76,283
Selling, general and administrative expenses	27,118	19,025	78,955	57,269

Operating income	6,505	5,050	28,829	19,014
Interest expense, net	1,618	1,047	5,085	3,167

Earnings before income taxes	4,887	4,003	23,744	15,847
Provision for income taxes	1,953	1,561	9,482	6,416

Net income	$2,934	$2,442	$14,262	$9,431

Net income per share—basic	$0.16	$0.14	$0.79	$0.54
Net income per share—diluted	$0.15	$0.13	$0.73	$0.50

Weighted averages shares outstanding—basic	18,339	17,616	18,138	17,440
Weighted averages shares outstanding—diluted	19,816	19,106	19,649	18,754

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2007	9,948	1,018	$2,984	$(5,032)	$49,159	$36,447	$645	$84,203
Net income	—	—	—	—	—	14,262	—	14,262
Foreign currency translation adjustment	—	—	—	—	—	—	2,680	2,680
Interest rate swap	—	—	—	—	—	—	(1,118)	(1,118)
Foreign Currency Hedge	—	—	—	—	—	—	(632)	(632)
Stock split	7,991	(1,018)	2,397	5,032	(4,726)	(2,703)	—	—
Shares issued	1	—	1	—	59	—	—	60
Non-cash compensation	—	—	—	—	2,217	—	—	2,217
Exercise of stock options	504	—	151	—	2,404	—	—	2,555
Tax benefit from exercise of stock options	—	—	—	—	1,267	—	—	1,267

Balance at February 29, 2008	18,444	—	$5,533	$—	$50,380	$48,006	$1,575	$105,494

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 29, 2008	February 28, 2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$14,262	$9,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,020	5,421
Gain (loss) on asset sales	17	(288)
Amortization of deferred loan costs	207	300
Allowance for doubtful accounts	1,481	1,252
Minority interest in earnings and other	(10)	(19)
Deferred income taxes	1,092	135
Non-cash compensation cost	2,217	945
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(3,464)	(2,946)
Inventories	(3,216)	(546)
Prepaid expenses and other current assets	5,177	639
Increase (decrease):
Accounts payable	129	282
Other accrued liabilities	4,818	1,703
Income taxes payable	2,551	(4,695)

Net cash provided by operating activities	33,281	11,614
Cash Flows From Investing Activities:
Capital expenditures	(18,305)	(11,089)
Proceeds from sale of assets	17	221
Business acquisitions, net of cash acquired	(52,323)	—
Acquisition of minority interest	(297)	—
(Increase) decrease in other assets, net	(1,247)	124

Net cash used in investing activities	(72,155)	(10,744)
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	48,418	5,990
Payments related to term loans and financing arrangements	(3,266)	(4,222)
Tax benefit of stock option exercises	1,267	(3,061)
Insurance note payments	(4,152)	1,219
Issuance of common stock	2,615	1,535

Net cash provided by financing activities	44,882	1,461

Effect of exchange rate changes on cash	1,714	(74)

Net increase in cash and cash equivalents	$7,722	$2,257
Cash and cash equivalents at beginning of period	$4,335	$2,578
Cash and cash equivalents at end of period	$12,057	$4,835

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the state of Texas and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

We offer these services in over 80 locations throughout the United States and international markets including Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

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

Workers’ Compensation, Auto, Medical and General Liability Accruals. In accordance with FASB Statement No. 5, Accounting for Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per case. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For general liability claims, our self-insured retention is $250,000 per case. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 29, 2008 and May 31, 2007 the amount of earned but unbilled revenue included in accounts receivable was $18.0 million and $6.6 million, respectively.

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

Options to purchase 648,000 shares of common stock were outstanding during the nine month period ended February, 29, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period. All outstanding options to purchase common shares were included in the computation of diluted earnings per share for the three month period ended February 29, 2008 and three and nine month period ended February 28, 2007.

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

SAB No. 108. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 effective May 31, 2007 did not have a material effect on our results of operations, financial position or cash flows.

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

In May 2007, the FASB issued FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At February 29, 2008 we have established liabilities for tax uncertainties of $2.2 million, which includes $0.5 million of interest. These liabilities are primarily associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. Because of the status of the ongoing examinations it is not possible to estimate the impact, if any, to previously recorded uncertain tax positions within the next 12 months. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision. Our adoption of FIN 48 was consistent with FIN 48-1.

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

Accounting Principles Not Yet Adopted

FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate FASB No. 157 will have a material effect on our results of operations, financial position or cash flows.

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

2. ACQUISITION

On June 1, 2007 we acquired all the stock of Aitec, Inc. (“Aitec”) for $33.8 million, plus working capital adjustments, professional fees and net of cash acquired. The purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our bank syndicate. We are in the final stages of determining the fair values of the assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price to our acquisition is set forth below (in thousands):

Classification	(unaudited)
Accounts receivable	$13,063
Inventory	382
Prepaids and other current assets	823
Property, plant and equipment	4,464
Intangible assets - Non-competes	1,250
Goodwill	21,044

Total assets acquired	$41,026

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total liabilities assumed	6,371

Net assets acquired	$34,655

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

	Pro forma data (unaudited)	Pro forma data (unaudited)
	Three months ended February 28, 2007	Nine months ended February 28, 2007
Revenues	$84,292	$257,710
Net income	$2,550	$10,610
Earnings per share:
Basic	$0.14	$0.61
Diluted	$0.13	$0.57

On January 9, 2008 we acquired all the stock of Leak Repairs Specam (“LRS”), a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees and net of cash acquired. Financing for the acquisition was obtained through our banking syndicate. We are in the early stages of determining the fair values of assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price to our acquisition is set forth below (in thousands):

Classification	(unaudited)
Accounts receivable	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	818
Unallocated purchase price	13,764

Total assets acquired	$21,951

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total liabilities assumed	4,283

Net assets acquired	$17,668

3. RECEIVABLES

A summary of accounts receivables as of February 29, 2008 and May 31, 2007 is as follows (in thousands):

	February 29, 2008	May 31, 2007
Trade accounts receivable	$91,434	$80,277
Unbilled revenues	17,967	6,567
Allowance for doubtful accounts	(3,829)	(2,348)

Total	$105,572	$84,496

4. INVENTORIES

A summary of inventory as of February 29, 2008 and May 31, 2007 is as follows (in thousands):

	February 29, 2008	May 31, 2007
Raw materials	$2,773	$2,870
Work in progress	529	358
Finished goods	12,393	8,290

Total	$15,695	$11,518

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 29, 2008 and May 31, 2007 is as follows (in thousands):

	February 29, 2008	May 31, 2007
Land	$990	$955
Buildings and leasehold improvements	7,564	7,118
Machinery and equipment	69,330	53,670
Furniture and fixtures	1,463	1,400
Computers and computer software	4,337	3,884
Automobiles	2,262	2,106
Construction in progress	6,462	578

Total	92,408	69,711
Accumulated depreciation and amortization	(41,437)	(34,545)

Property, plant and equipment, net	$50,971	$35,166

Included in construction in progress is approximately $5.8 million of land in the Houston area that will become the home of our new multi-use facility encompassing our corporate headquarters, TMS manufacturing and equipment center, and global training activities.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 29, 2008 and May 31, 2007 is as follows (in thousands):

	February 29, 2008	May 31, 2007
Payroll and other compensation expenses	$17,522	$9,509
Insurance accruals	3,134	2,583
Property, sales and other taxes	1,137	527
Interest	806	—
Auto lease rebate	993	1,366
Other	2,565	1,921

Total	$26,157	$15,906

7. LONG-TERM DEBT

On January 25, 2006 we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. The Software Licensing Note for the agreement was provided by the vendor under a three year non-interest bearing note. The note has been discounted at 7.3%, which was our effective borrowing rate. The discount of $0.1 million is amortizing to interest expense over the term of the note.

On May 31, 2007 we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (collectively, the “Credit Facility”). The Credit Facility provides us with a $120 million revolving line of credit and a $15 million term loan through a banking syndicate. The Credit Facility permits us to increase the revolving line of credit up to $145 million subject to certain conditions and provided that our lenders are willing to increase the size of their commitment. On January 29, 2008 we amended our Credit Facility to allow us to borrow in Euros or United States dollars. The Credit Facility bears interest based on a variable Eurodollar rate option (currently LIBOR plus 1.5%) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012. The Credit Facility is secured by virtually all of our assets and contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At February 29, 2008 there are $1.2 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At February 29, 2008 we were in compliance with all financial covenants of the Credit Facility.

A summary of long-term debt as of February 29, 2008 and May 31, 2007 is as follows (in thousands):

	February 29, 2008	May 31, 2007
Revolving loan portion of the Credit Facility	$87,697	$38,015
Term loan portion of the Credit Facility	12,000	15,000
Software Licensing Note	315	554
Auto loans	40	67

	100,052	53,636
Less current portion	6,331	4,862

Long-term debt, excluding current installments	$93,721	$48,774

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

On May 31, 2007 we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

On February 12, 2008 we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in LRS as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in LRS.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At February 29, 2008 we were contingently liable for outstanding stand-by letters of credit totaling $5.7 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

8. INDUSTRY SEGMENT INFORMATION

Revenues from continuing operations and long-lived assets in the United States and other countries are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenue
United States	$80,553	$64,946	$249,637	$193,078
Canada	21,712	4,876	70,418	18,596
Europe	4,122	338	4,572	1,067
Other foreign countries	2,436	3,131	9,994	9,474

Total	$108,823	$73,291	$334,621	$222,215

			February 29, 2008	May 31, 2007
Total Assets
United States			$155,366	$139,735
Canada			63,914	17,051
Europe			25,244	1,421
Other foreign countries			9,022	12,847

Total			$253,546	$171,054

9. SHARE-BASED PAYMENTS

We have adopted various stock option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. At February 29, 2008 there were approximately 2,793,000 stock options under the plans outstanding to officers, directors, and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

Our share-based payments consist primarily of stock options. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which was 6,620,000 at February 29, 2008.

We granted 25,000 and 715,000 stock options during the three month and nine month periods ended February 29, 2008, respectively. We granted zero and 462,000 stock options during the three month and nine month periods ended February 28, 2007, respectively. Compensation expense related to options granted totaled $1.2 million and $2.2 million for the three month and nine month periods ended February 29, 2008, respectively, and $0.4 million and $0.9 million for the three month and nine month periods ended February 28, 2007, respectively. Tax benefits for compensation expense related to options granted and restricted stock awards totaled $1.0 million and $1.3 million for the three month and nine month periods ended February 29, 2008, respectively and $0.7 million and $1.2 million for the three month and nine month periods ended February 28, 2007, respectively. As of February 29, 2008, $12.3 million of total unrecognized compensation expense related to options granted is expected to be recognized over a remaining weighted-average period of approximately 3 years.

For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the three and nine month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Risk free interest rate	3.2%	4.7%	4.4%	4.7%
Volatility factor of the expected market price of the Company’s common stock	40.7%	39.2%	40.1%	39.2%
Expected dividend yield percentage	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	7 Yrs	6 Yrs	7 Yrs	6 Yrs

Transactions under our stock option plans are summarized below:

	February 29, 2008		February 28, 2007
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,822	$8.58	2,868	$6.33

Changes during the year:
Granted	715	$30.20	552	$14.67
Exercised	(580)	$4.42	(458)	$3.47
Canceled	(164)	$12.32	(6)	$15.97

Shares under option, end of period	2,793	$14.84	2,956	$8.31
Exercisable at end of period	1,279	$7.78	1,590	$5.08

For options outstanding at February 29, 2008 the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Life (in years)
	(in thousands)
$0.00 to $3.21	335	$2.04	2.2
$3.22 to $6.41	126	$4.18	4.2
$6.42 to $9.62	702	$8.29	6.7
$9.62 to $12.82	219	$11.26	7.8
$12.83 to $16.03	703	$15.03	8.3
$16.04 to $32.05	708	$30.20	9.6

	2,793	$14.84	7.3

10. STOCK SPLIT

On July 25, 2007 we announced a two-for-one stock split in the form of a 100 percent stock dividend payable on August 29, 2007 to all shareholders of record on August 15, 2007. To fund the requirement of new shares, we utilized approximately 1 million shares of treasury stock and issued an additional 8 million shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split.

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

General Description of Business

We are incorporated in the state of Texas and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

We offer these services in over 80 locations throughout the United States and international markets including Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

Three Months Ended February 29, 2008 Compared To Three Months Ended February 28, 2007 (in thousands)

	Three Months Ended		Increase
	February 29, 2008	February 28, 2007	$	%
Revenues comprised of:
TCM Division	$59,110	$38,596	$20,514	53%
TMS Division	49,713	34,695	15,018	43%

	$108,823	$73,291	$35,532	48%
Gross margin comprised of:
TCM Division	$15,838	$11,567	$4,271	37%
TMS Division	17,785	12,508	5,277	42%

	$33,623	$24,075	$9,548	40%
Operating income comprised of:
Industrial Services	$11,132	$8,381	$2,751	33%
Corporate	(4,627)	(3,331)	(1,296)	39%

	$6,505	$5,050	$1,455	29%

Revenues. Revenues in the period ended February 29, 2008 were $108.8 million compared to $73.3 million in the period ended February 28, 2007, an increase of $35.5 million or 48%. Our results reflect the addition of our recent Aitec and LRS acquisitions and broad based growth across the majority of geographic regions. Our revenues of $108.8 million include revenues attributable to Aitec and LRS of $10.8 million and $3.3 million, respectively. Excluding the effect of the acquisitions, our overall revenue growth was $21.4 million, an increase of 29% over the prior period. Our revenues also include $0.7 million of favorable foreign currency fluctuations, primarily attributable to our Canadian operations. Revenues for our TCM Division (Team’s inspection and field heat treating service lines; inclusive of Aitec) were $59.1 million for the current period, up $20.5 million or 53% from the prior period. Revenues for our TMS Division (Team’s mechanical service lines of leak repair, hot tapping, fugitive emissions monitoring, field machining, technical bolting and field valve repair; inclusive of LRS) for the current period were $49.7 million, up $15.0 million or 43% from the prior period.

Gross Margin. Gross margin in the period ended February 29, 2008 was $33.6 million compared to $24.1 million in the period ended February 28, 2007, an increase of $9.5 million or 40%. Gross margin as a percentage of revenue was 31% in the current period as compared to 33% in the prior period. Overall, our gross margins as a percentage of revenue was affected by the current period mix of services in which lower margin TCM operations comprised a greater percentage of overall sales. Gross margin as a percentage of revenue for the TCM Division also decreased from 30% in the prior period to 27% in the current period. This was attributable to the current period inclusion of lower gross margin Aitec revenues in the TCM Division (Aitec gross margins were 19% of revenues) and the impact of weak seasonal demand on a larger TCM Division business base. While organic revenue growth in the TCM Division was 25% when compared to the prior year period, revenues were 20% lower than the preceding seasonally stronger second quarter. The challenge in the current period for the TCM Division was our seasonally lower activity levels resulted in less volume to absorb the larger infrastructure costs of the business. Gross margin as a percentage of revenue for the TMS Division were consistent with prior period at 36%. Gross margin attributable to LRS was $1.0 million or 30% of revenues.

Selling, General and Administrative Expenses. SG&A in the period ended February 29, 2008 was $27.1 million compared to $19.0 million in the period ended February 28, 2007, an increase of $8.1 million or 43%. The increase in SG&A was attributable to a $0.8 million increase in non-cash compensation expense and an additional $2.2 million associated with the Aitec and LRS acquisitions and on-going investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $22.5 million (inclusive of Aitec and LRS) compared to $15.6 million in the prior period. Overall, our SG&A as a percentage of revenues decreased to 25% in the current period compared to 26% in the prior period.

Interest. Interest expense was $1.6 million in the period ended February 29, 2008 compared to $1.0 million in the period ended February 28, 2007. This increase is the result of increased outstanding borrowings primarily attributable to our Aitec and LRS acquisitions and increases in working capital.

Taxes. The provision for income taxes was $2.0 million on pretax income of $4.9 million for the period ended February 29, 2008. The effective tax rate for the period ended February 29, 2008 was 40.0% compared to 39.0% for the period ended February 28, 2007. Differences between the Federal tax rate and our effective rate are primarily attributable to state taxes and non-deductible non-cash compensation in the form of incentive stock options.

Nine Months Ended February 29, 2008 Compared To Nine Months Ended February 28, 2007 (in thousands)

	Nine Months Ended		Increase
	February 29, 2008	February 28, 2007	$	%
Revenues comprised of:
TCM Division	$192,305	$116,206	$76,099	65%
TMS Division	142,316	106,009	36,307	34%

	$334,621	$222,215	$112,406	51%
Gross margin comprised of:
TCM Division	$56,232	$35,697	$20,535	58%
TMS Division	51,552	40,586	10,966	27%

	$107,784	$76,283	$31,501	41%
Operating income comprised of:
Industrial Services	$41,198	$29,119	$12,079	41%
Corporate	(12,369)	(10,105)	(2,264)	22%

	$28,829	$19,014	$9,815	52%

Revenues. Revenues in the period ended February 29, 2008 were $334.6 million compared to $222.2 million in the period ended February 28, 2007, an increase of $112.4 million or 51%. Our results reflect the addition of our recent Aitec and LRS acquisitions and broad based growth across the majority of geographic regions. Our revenues of $334.6 million include revenues attributable to Aitec and LRS of $36.8 million and $3.3 million, respectively. Excluding the effect of the acquisitions, our overall revenue growth was $72.3 million, an increase of 33% over the prior period. Our revenues also include $2.2 million of favorable foreign currency fluctuations, primarily attributable to our Canadian operations. Revenues for our TCM Division were $192.3 million for the current period, up $76.1 million or 65% from the prior period. Revenues for our TMS Division for the current period were $142.3 million, up $36.3 million or 34% from the prior period.

Gross Margin. Gross margin in the period ended February 29, 2008 was $107.8 million compared to $76.3 million in the period ended February 28, 2007, an increase of $31.5 million or 41%. Gross margin as a percentage of revenue was 32% in the current period as compared to 34% in the prior period. Overall, our gross margins as a percentage of revenue was affected by the current period mix of services in which lower margin TCM operations comprised a greater percentage of overall sales. Gross margin as a percentage of revenue for the TCM Division also decreased from 31% in the prior period to 29% in the current period, partially as a result of the Aitec acquisition. Gross margin in the current period attributable to Aitec was $8.7 million, or 24% of Aitec revenues. Additionally, gross margins as a percentage of revenue for the TMS Division were 36%, down from 38% in the prior period. Gross margin attributable to LRS was $1.0 million or 30% of revenues.

Selling, General and Administrative Expenses. SG&A in the period ended February 29, 2008 was $79.0 million compared to $57.3 million in the period ended February 28, 2007, an increase of $21.7 million or 38%. The increase in SG&A was attributable to a $1.3 million increase in non-cash compensation expense and an additional $5.6 million associated with the Aitec and LRS acquisitions, and on-going investments in infrastructure and personnel to support the growth of the business. For the current period, SG&A attributable to field operations was $66.6 million (inclusive of Aitec and LRS) compared to $47.2 million in the prior period. Overall, our SG&A as a percentage of revenues decreased to 24% in the current period compared to 26% in the prior period.

Interest. Interest expense was $5.1 million in the period ended February 29, 2008 compared to $3.2 million in the period ended February 28, 2007. This increase is the result of increased outstanding borrowings primarily attributable to our Aitec and LRS acquisitions and increases in working capital.

Taxes. The provision for income taxes was $9.5 million on pretax income of $23.7 million for the period ended February 29, 2008. The effective tax rate for the period ended February 29, 2008 was 40.0% compared to 40.5% for the period ended February 28, 2007. Differences between the Federal tax rate and our effective rate are primarily attributable to state taxes and non-deductible non-cash compensation in the form of incentive stock options.

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

Cashflows Attributable to Our Continuing Operations. For the nine month period ended February 29, 2008, cash provided by operating activities was $33.3 million. Net income from continuing operations was $14.3 million, depreciation and amortization was $8.0 million, non-cash compensation was $2.2 million and $6.0 million relates to changes in working capital.

Cashflows Attributable to Our Investing Activities. For the nine month period ended February 29, 2008, cash used in investing activities was $72.2 million due primarily to $52.3 million utilized in the acquisitions of Aitec and LRS and capital expenditures of $18.3 million including acquisition of land for our new Houston multi-use facility. We anticipate capital expenditures for the remainder of the fiscal year to continue at slightly less than current levels resulting in total fiscal 2008 capital expenditures of approximately $20-25 million. The continued level of capital expenditures is associated with specific project opportunities, replacement of equipment acquired in prior acquisitions and business expansion.

Cashflows Attributable to Our Financing Activities. For the nine month period ended February 29, 2008, cash provided by financing activities was $44.9 million primarily due to cash provided by borrowing under our Credit Facility and issuance of common stock upon exercise of options. At February 29, 2008 our unused available borrowing capacity under the Credit Facility was $26.6 million.

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

We carry Euro based debt to serve as an economic hedge of our net investment in LRS as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in LRS. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in LRS.

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

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1,000,000. We intend to continue our vigorous defense of this action. We believe the outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Three separate lawsuits have been filed against Con Ed and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. We intend to vigorously defend the lawsuits and the claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, for these losses should they be incurred and have notified our insurers of the incident. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Amended Restated Credit Agreement dated as of May 31, 2007, among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Saving Line Lender and L/C, and the other Lenders Party thereto dated as of January 29, 2008.

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)
Date: April 9, 2008

/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)