Form 10-K
period 2008-05-31
TEAM INC
filed 2008-07-30
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

As of July 23, 2008, 18,640,667 shares of the registrant’s common stock were outstanding, of which 14,268,753 were held by non-affiliates. The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sales price of $35.44 per share on The NASDAQ Global Select Market on such date) was $505,684,606. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2008.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2008 Proxy Statement and are incorporated herein by reference. A copy of the 2008 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to TEAM, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

PART I

ITEM 1.	BUSINESS

General Description of Business

Introduction.    Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Texas and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

We offer these services in over 100 locations throughout the United States and international markets including Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

Acquisitions and Dispositions

On January 9, 2008 we acquired all the stock of Leak Repairs Specam (“LRS”), a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division, including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees and net of cash acquired. Financing for the acquisition was obtained through our bank syndicate. (Please see Note 2 to our Audited Consolidated Financial Statements).

On June 1, 2007, we acquired all of the stock of Aitec, Inc. (“Aitec”) for $33.8 million, plus working capital adjustments, professional fees, and net of cash acquired. The final purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec, is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our bank syndicate. We believe the Aitec acquisition makes Team the second-largest inspection service provider in Canada (Please see Note 2 to our Audited Consolidated Financial Statements).

In November 2005, we sold all of the outstanding stock of our wholly-owned subsidiary, Climax Portable Machine Tools, Inc. (“Climax”) for approximately $14.5 million and recognized subsequent sale price adjustments of approximately $0.2 million. Climax was engaged in the sale and rental of equipment and was a designer and manufacturer of portable metal cutting machinery used for industrial maintenance (Please see Note 2 to our Audited Consolidated Financial Statements).

Description of Segments and Divisions

Prior to the sale of Climax on November 30, 2005, we operated as two reportable business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, we now operate in only one segment—industrial services. Significant prior acquisitions within the industrial services segment have led to the creation of two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating.

Narrative Description of Business

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, shipbuilding, original equipment manufacturers (“OEMs”), distributors and end users. Our services are also provided across a broad geographic reach. For our fiscal year ended May 31, 2008, our revenues by geographic region originated in the United States (72%), Canada (22%) and other locations outside of North America (6%).

Employees.    At May 31, 2008, we had approximately 3,700 employees and contractors in our worldwide operations. Our employees in the United States are not unionized. Our Canadian employees and certain of our employees outside of North America, predominantly Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees are good.

Insurance.    We carry insurance that we believe to be appropriate for the business in which we are engaged. Under our insurance policies, we have per occurrence self-insured retention limits of $150,000 per individual claimant, determined on an annual basis, for medical liability and $250,000 per occurrence for general liability, automobile and workers’ compensation. The insurance policies are subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses.

Regulation.    A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency (“EPA”). From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the Nuclear Regulatory Commission, Chemical Safety Board, Department of Transportation and Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect compliance with such laws will require us to make material expenditures.

From time to time, in the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, or transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimized since our handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover liabilities which we may incur under the Superfund Act or similar environmental statutes.

Intellectual Property.    While we are the holder of various patents, trademarks, trade secrets and licenses, we do not consider any single intellectual property to be material to our consolidated business operations.

Marketing and Customers.    Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs, which is an important feature of selling and providing our services. No customer accounted for 10% or more of consolidated revenues during any of the last three years.

Generally, customers are billed on a time and materials basis although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written customer agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run and maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts, which cover multiple plants or locations.

We frequently provide various limited warranties for certain of our repair services. To date, there have been no significant warranty claims filed against us.

Seasonality.    We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. Large turnarounds can, to a lesser degree, significantly impact our revenues.

Competition.    In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, and our broad range of services, as well as our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Furmanite Corporation, T.D. Williamson, Inc., Acuren Group, Inc. and JV Industrial Companies.

Service Lines

We continue to develop different types of services and products which meet the demanding needs of our customers’ operations. The following discussion describes the services we currently offer:

Leak Repair Services.    Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment. Our on-stream repairs utilize both standard and custom-designed clamps and enclosures for piping systems. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during turnarounds. Our leak repair services involve inspection of the leak by our field crew who record pertinent information about the faulty part of the system and transmit the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our ISO-9001 certified manufacturing center and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.

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

Emissions Control Services.    We provide fugitive volatile organic chemical (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with EPA and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

Field Machining Services.    We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling, and milling. We provide customers technical bolting as a complimentary service to field machining during turnaround or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance turnarounds, following repairs and as part of expansion projects. Additional services include bolt disassembly and hot bolting which is a process to remove and replace a bolt as the process is operating.

Field Valve Repair Services.    We perform on-site repairs to manual and control valves, pressure and safety relief valves as well as specialty valve actuator diagnostics and repair. We are certified and authorized to perform testing and repairs to pressure and safety relief valves by The National Board of Boiler and Pressure Vessel Inspectors. This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential plant valves. We provide special transportable trailers to the plant site which contain specialty machines to manufacture valve components without removing the valve from the piping system. In addition, we provide preventive maintenance programs for VOC specific valves and valve data management programs.

Non-destructive Testing Services.    We offer inspection and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. Our inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, as well as, higher end robotic and newly developed advanced technology systems. Many of the visual inspection programs we provide require specialized training to industry and regulatory standards. Inspection services are marketed to the same industrial customer base as our other services as well as outside our traditional customer base such as the aerospace and automotive industries. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs which are designed to meet or exceed industry standards.

Field Heat Treating Services.    Our field heat treating services include electric resistance and gas-fired combustion, primarily utilized by industrial users to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminates and moisture prior to welding and post-weld heat treatments to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas fired combustion on large pressure vessels for stress relieving, to bake specialty paint coatings, and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating commonly called induction heating is used to expand metal parts for assembly or disassembly, expansion of large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

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

Our internet website address is http://www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of business conduct and ethics, our governance principles and the charters of our board’s committees on our website. Our governance documents are available in print to any stockholder that makes a written request to TEAM, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

ITEM 1A.	RISK FACTORS

The risk factors described below should be carefully considered in addition to other information contained or incorporated by reference herein. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected. The following risks and uncertainties, should be considered in evaluating our outlook of future Company performance.

We sell our services in highly competitive markets, which places pressure on our profit margins and limits our ability to maintain or increase the market share of our services. Our competition generally stems from other outside service contractors, many of whom offer a similar range of services. No assurances can be made that we will continue to maintain our pricing model and our profit margins or increase our market share.

No assurances can be made that we will be successful in maintaining or renewing our contracts with our customers.    A significant portion of our contracts and agreements with customers may be terminated by either party on short notice. Although we actively pursue the renewal of our contracts, we can not assure that we will be able to renew these contracts or that the terms of the renewed contracts will be as favorable as the existing contracts. If we are unable to renew or replace these contracts, or if we renew on less favorable terms, we may suffer a material reduction in revenue and earnings.

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

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs, and negatively impact our ability to hire and retain a skilled technical workforce.    Our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of, property, plant and equipment, lower employee morale and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs. Our growth strategy requires that we increase the size of our workforce. While we normally target experienced personnel for employment, we also hire inexperienced employees. Even with thorough training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates. Although we maintain insurance coverage, such coverage may be inadequate to protect us from all expenses related to these risks.

Our operations and properties are subject to extensive governmental regulation under environmental laws.    These laws and regulations can impose substantial sanctions for violations or operational changes that may limit our services. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These actions may increase the overall costs of providing our services. Some of our services involve handling or monitoring highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, disposal or monitoring of regulated materials or any other failure by us to comply with increasingly complex and strictly enforced federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminate is released into the environment. We currently maintain liability insurance with pollution coverage to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a valid claim or loss.

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.    We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at customer facilities, and include claims for workers’ compensation, personal injury and property damage. Legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows (Please see Note 12 to our Audited Consolidated Financial Statements).

Economic, political and other risks associated with international operations could adversely affect our business.    A significant portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, differing employee relations, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures.

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

Our growth strategy entails risk for investors.    We intend to continue to pursue acquisitions in the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other business that enhance our services or the geographic scope of our Company. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our financial results. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

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

The price of our outstanding securities may suffer if we cannot control fluctuations in our sales and operating results.    Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors affect our sales: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual sales and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful, and you should not rely on those comparisons as indicators of our future performance. Due to the foregoing factors, it is possible that in some future quarter or quarters our revenues or operating results will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile.

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters.    At May 31, 2008, we had approximately 3,700 employees and contractors, approximately 700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

We own real estate and office facilities in the Alvin, Texas area totaling approximately 88,000 square feet. These facilities are comprised of a corporate office and training building and a manufacturing facility for clamps, enclosures and sealants. Additionally, we own facilities in, or near, Houston, Texas, Milwaukee, Wisconsin, and Edmonton, Alberta, which are utilized in the industrial services operations. We also lease office and/or plant and shop facilities at separate locations in thirty-one states within the United States, and in Puerto Rico, Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

On October 9, 2007, we completed a $5 million purchase of nearly 50 acres of land in the Houston area that will become the home of a new multi-use facility encompassing our corporate headquarters, TMS manufacturing, equipment center, and global training activities. We expect to complete the new facility in 2009.

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

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Five separate lawsuits have been filed against Con Ed and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Subsequently, Con Ed filed an action to join Team and the city of New York as defendants in more than 40 separate lawsuits previously filed against Con Ed. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, for these losses should they be incurred and have notified our insurers of the incident. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 2007, one of our employees sustained serious injuries as a result of a fire at the Valero McKee Refinery in Sunray, Texas. The employee and his family have made a demand on Valero for compensation related to his injuries. We have received a letter from Valero demanding that, pursuant to the terms of our contract, we indemnify Valero for any losses they may incur as a result of the claims by our employee. We maintain insurance coverage, subject to a deductible limit of $150,000, for any losses should they be incurred and have placed our insurers on notice. We do not believe the outcome of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 28, 2006 we transferred the listing of our common stock from the American Stock Exchange (“AMEX”) to the NASDAQ, at which time we began trading on the NASDAQ under the ticker symbol “TISI”. The table below reflects the high and low closing sales prices of our common stock on the AMEX and NASDAQ by quarter for the fiscal years ended May 31, 2008 and 2007, respectively.

	Sales Price
	High	Low
2008
Quarter Ended:
August 31, 2007	$24.19	$20.26
November 30, 2007	34.35	22.46
February 29, 2008	38.00	27.46
May 31, 2008	34.52	27.22

2007
Quarter Ended:
August 31, 2006	$16.00	$11.91
November 30, 2006	16.00	12.00
February 28, 2007	18.38	14.93
May 31, 2007	19.83	16.19

Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2003 in our common stock, the NASDAQ Composite Index and in the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in the Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, T-3 Energy Services Warrants D, and Versar Inc.

*	$100 invested on 5/31/03 in stock or index-including reinvestment of dividends.
Fiscal	year ending May 31.

	5/03	5/04	5/05	5/06	5/07	5/08
Team, Inc.	100.00	201.28	243.59	403.21	502.44	821.54
NASDAQ Composite	100.00	126.84	132.55	142.34	171.47	165.82
Peer Group	100.00	124.37	80.32	211.24	356.45	461.73

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 14.3 million holders of record of our common stock as of July 23, 2008, excluding beneficial owners of stock held in street name. Although exact information is unavailable, we estimate there are approximately 4.3 million additional beneficial owners.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2008, 2007 and 2006. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board of Directors.

Stock Split

On July 25, 2007 we announced a two-for-one stock split in the form of a 100 percent dividend payable on August 29, 2007 to all shareholders of record on August 15, 2007. To fund the requirement of new shares, we utilized approximately 1 million shares of treasury stock and issued an additional 8 million shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split.

Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2008. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2008 (amounts in thousands, except per share data):

	Twelve Months Ended May 31,
	2008	2007	2006	2005	2004
Revenues	$478,475	$318,348	$259,838	$193,035	$94,546
Net income from continuing operations	23,623	15,515	10,630	4,284	5,263
Net income from discontinued operations (1)	—	—	6	504	513

Net income	$23,623	$15,515	$10,636	$4,788	$5,776

Net income per share: Basic
From continuing operations	$1.30	$0.88	$0.63	$0.26	$0.34
From discontinued operations (1)	0.00	0.00	0.00	0.03	0.03

Total	$1.30	$0.88	$0.63	$0.29	$0.37

Net income per share: Diluted
From continuing operations	$1.20	$0.82	$0.58	$0.24	$0.31
From discontinued operations (1)	0.00	0.00	0.00	0.03	0.03

Total	$1.20	$0.82	$0.58	$0.27	$0.34

Weighted averages shares outstanding
Basic	18,226	17,540	16,826	16,280	15,418
Diluted	19,676	18,866	18,398	17,964	16,858
Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	May 31,
	2008	2007	2006	2005	2004
Balance Sheet data:
Total assets	$280,461	$171,054	$139,971	$143,326	$74,396
Long-term debt and other long-term liabilities	$102,955	$49,260	$40,208	$62,089	$18,308
Stockholders’ equity	$120,762	$84,203	$63,885	$48,942	$42,299
Working capital	$100,179	$70,229	$49,219	$49,089	$27,712

(1)	Discontinued operations consist of the operating results of Climax and interest on debt allocated to such operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENT FOR THE PURPOSE OF

SAFE HARBOR PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on behalf of the Company in other materials we release to the public. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition, and results of operations.

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

We offer these services in over 100 locations throughout the United States and international markets including Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, shipbuilding, OEMs, distributors and end users. Our products and services are provided across a broad geographic reach. For fiscal year ending May 31, 2008, our revenues by geographic region originated in the United States (72%), Canada (22%) and other locations outside of North America (6%).

Year Ended May 31, 2008 Compared to Year Ended May 31, 2007

The following table sets forth the components of revenue and operating income from our continuing operations for fiscal 2008 and 2007 (in thousands):

	Year ended May 31, 2008	Year ended May 31, 2007	Increase
			$	%
Revenues:
TCM Division	$274,531	$171,030	$103,501	61%
TMS Division	203,944	147,318	56,626	38%

Total revenues	478,475	318,348	160,127	50%

Gross margin:
TCM Division	84,145	54,478	29,667	54%
TMS Division	71,520	55,684	15,836	28%

Total gross margin	155,665	110,162	45,503	41%

S, G&A expenses:
Field Operations	91,390	65,377	26,013	40%
Corporate costs	18,402	14,448	3,954	27%

Total S, G&A	109,792	79,825	29,967	38%
Operating income	$45,873	$30,337	$15,536	51%

Revenues.    Our revenues from continuing operations for the year ended May 31, 2008 were $478.5 million compared to $318.3 million for the year ended May 31, 2007, an increase of $160.1 million or 50%. Our revenues for the year ended May 31, 2008 include revenues associated with the recent Aitec and LRS acquisitions of $53.9 million and $11.6 million, respectively. Organic revenue growth also continues to be broad based across all service lines and geographic regions. Revenues for our TCM division (inclusive of Aitec) for the year ended May 31, 2008 were $274.5 million compared to $171.0 million for the year ended May 31, 2007, an increase of $103.5 million or 61%. Revenues for our TMS division (inclusive of LRS) for the year ended May 31, 2008 were $203.9 million compared to $147.3 million for the year ended May 31, 2007, an increase of $56.6 million, or 38%.

Gross Margin.    Our gross margin from continuing operations for the year ended May 31, 2008 was $155.7 million compared to $110.2 million for the year ended May 31, 2007, an increase of $45.5 million or 41%. Gross margin as a percentage of revenue was 33% for the year ended May 31, 2008 compared to 35% for the year ended May 31, 2007. This margin decline reflects the impact of the acquired businesses which currently have lower gross margins and a small net reduction in legacy business gross margins where a decrease in TMS division gross margins was partially offset by an increase in legacy TCM division margins. Gross margin for our TCM division (inclusive of Aitec) for the year ended May 31, 2008 was $84.1 million compared to $54.5 million for the year ended May 31, 2007, an increase of $29.7 million or 54%. TCM division gross margin as a percentage of revenue was 31% for the year ended May 31, 2008 and 32% for the year ended May 31, 2007. Gross margin for our TMS division (inclusive of LRS) was $71.5 million for the year ended May 31, 2008 compared to $55.7 million for the year ended May 31, 2007, an increase of $15.8 million or 28%. TMS division gross margin as a percentage of revenue was 35% for the year ended May 31, 2008 and 38% for the year ended May 31, 2007.

Selling, General, and Administrative Expenses.    Our SG&A from continuing operations for the year ended May 31, 2008 was $109.8 million compared to $79.8 million for the year ended May 31, 2007, an increase of $30.0 million or 38%. This reflects investments in our network of over 100 locations. Approximately $26.0 million of the increase in SG&A was due to field operations and $4.0 million of the increase was due to centralized corporate support costs. The $4.0 million increase in corporate support costs in the current period included $3.3 million of stock based employee compensation expense. SG&A as a percentage of revenue was 23% for the year ended May 31, 2008 compared to 25% for the year ended May 31, 2007.

Interest.    Interest expense was $6.5 million for the year ended May 31, 2008 compared to $4.2 million for the year ended May 31, 2007. This increase is the result of higher levels of outstanding borrowings during the year (Please see the discussion of liquidity and capital resources below).

Taxes.    The provision for income taxes was $15.8 million on pretax income of $39.4 million for the year ended May 31, 2008. The provision for income taxes was $10.6 million on pretax income of $26.1 million for the year ended May 31, 2007. The effective tax rate for fiscal 2008 was 40% compared to 41% for fiscal 2007. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

The following table sets forth the components of revenue and operating income from our continuing operations for fiscal 2007 and 2006 (in thousands):

	Year ended May 31, 2007	Year ended May 31, 2006	Increase
			$	%
Revenues:
TCM Division	$171,030	$143,233	$27,797	19%
TMS Division	147,318	116,605	30,713	26%

Total revenues	318,348	259,838	58,510	23%

Gross margin:
TCM Division	54,478	42,918	11,560	27%
TMS Division	55,684	46,211	9,473	20%

Total gross margin	110,162	89,129	21,033	24%

S, G&A expenses:
Field Operations	65,377	56,662	8,715	15%
Corporate costs	14,448	11,090	3,358	30%

Total S, G&A	79,825	67,752	12,073	18%
Operating income	$30,337	$21,377	$8,960	42%

Revenues.    Our revenues from continuing operations for the year ended May 31, 2007 were $318.3 million compared to $259.8 million for the year ended May 31, 2006, an increase of $58.5 million or 23%. Revenue growth was broad based across all service lines and geographic regions. Revenues for our TCM division for the year ended May 31, 2007 were $171.0 million compared to $143.2 million for the year ended May 31, 2006, an increase of $27.8 million or 19%. Revenues for our TMS division for the year ended May 31, 2007 were $147.3 million compared to $116.6 million for the year ended May 31, 2006, an increase of $30.7 million, or 26%. Both divisions benefited from increases in demand and increases in pricing on newly quoted jobs, with approximately half of the overall increase attributable to large national accounts.

Gross Margin.    Our gross margin from continuing operations for the year ended May 31, 2007 was $110.2 million compared to $89.1 million for the year ended May 31, 2006, an increase of $21.1 million or 24%. Gross margin as a percentage of sales was relatively consistent with the prior year as improvements in TCM divisional gross margin percentages during the current year offset decreases in TMS divisional gross margin percentages. Gross margin for our TCM division for the year ended May 31, 2007 was $54.5 million compared to $42.9 million for the year ended May 31, 2006, an increase of $11.6 million or 27%. TCM division gross margins as a percentage of revenue was 32% for the year ended May 31, 2007 and 30% for the year ended May 31, 2006 and improved as a result of our increased focus on underperforming branches acquired in the Cooperheat MQS acquisition. Gross margin for our TMS division was $55.7 million for the year ending May 31, 2007 compared to $46.2 million for the year ending May 31, 2006, an increase of $9.5 million or 20%. TMS gross margin as a percentage of revenue was 38% for the year ended May 31, 2007 and 40% for the year ended May 31, 2006 down slightly from the Katrina/Rita hurricane influenced prior year period in which there was an abundance of high margin projects.

Selling, General, and Administrative Expenses.    Our SG&A from continuing operations for the year ended May 31, 2007 was $79.8 million compared to $67.8 million for the year ended May 31, 2006, an increase of $12.1 million or 18%. This reflects investments in our network of over 80 service locations. Approximately $8.6 million of the increase in SG&A was due to field operations and $3.4 million of the increase was due to centralized corporate support costs. The $3.4 million increase in corporate support costs in the current period included $1.4 million of stock based employee compensation expense and approximately $1.0 million of costs incurred for an internal investigation (Please see Note 15 to our Audited Consolidated Financial Statements). SG&A as a percentage of revenue was 25% for the year ended May 31, 2007 compared to 26% for the year ended May 31, 2006.

Interest.    Interest expense was $4.2 million for the year ended May 31, 2007 as compared to $4.0 million for the year ended May 31, 2006. This increase is the result of higher interest rates on our LIBOR based debt and higher levels of outstanding borrowings during the year.

Taxes.    The provision for income taxes was $10.6 million on pretax income of $26.1 million for the year ended May 31, 2007. The provision for income taxes was $6.8 million on pretax income of $17.4 million for the year ended May 31, 2006. The effective tax rate for the year ended May 31, 2007 was 41% compared to 39% for the year ended May 31, 2006. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, a bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.

Vendor Financing.     In January 2006, we entered into a three year enterprise agreement with Microsoft for server and desktop volume licensing with software assurance. Financing for the agreement was provided under a three year non-interest bearing note (the “Software Licensing Note”) with monthly payments of $28,998. The Software Licensing Note has been discounted at 7.3%, which approximated our effective borrowing rate at the time we entered into the agreement. At May 31, 2008, the outstanding principal balance of the Software Licensing Note was $0.2 million.

Leasing Arrangements.    We also enter into operating leases to obtain equipment for our field operations and administrative functions. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $28.0 million at May 31, 2008 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2009	$8,511
2010	5,336
2011	3,836
2012	3,312
2013	2,532
Thereafter	4,439

Total	$27,966

Bank Facility.     On May 31, 2007 we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (collectively, the “Credit Facility”). The Credit Facility provides us with a revolving line of credit and a $15 million term loan through a banking syndicate. On January 29, 2008 we amended our Credit Facility to allow us to borrow in Euros or United States dollars. To finance construction of new facilities, on June 13, 2008, subsequent to our year end, we further amended our Credit Facility to increase the revolving line of credit to $145 million. The Credit Facility bears interest based on a variable Eurodollar rate option (currently LIBOR plus 1.5%) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2008 there are $1.2 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At May 31, 2008 we were in compliance with all financial covenants of the Credit Facility.

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

On February 12, 2008 we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2008 we were contingently liable for outstanding stand-by letters of credit totaling $5.7 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Cashflows Attributable to Our Operations.     For the year ended May 31, 2008, cash provided by operating activities was $24.7 million. Net income from continuing operations of $23.6 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts and deferred tax charges, was $42.0 million, of which, $17.3 million was used to fund our working capital requirements.

Cashflows Attributable to Our Investing Activities.     For the year ended May 31, 2008, cash used in investing activities was $81.1 million, consisting primarily of $53.3 million to fund business acquisitions and $25.6 million of capital expenditures. We incurred approximately $25.6 million, $16.5 million, and $7.1 million for capital expenditures during fiscal years 2008, 2007 and 2006, respectively. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the next twelve months to be approximately $20 million for equipment and $25 million for facilities.

Cashflows Attributable to Our Financing Activities.     For the year ended May 31, 2008, cash provided by financing activities was $55.9 million. Borrowings under the Credit Facility provided $53.1 million of cash and $3.4 million was provided by the issuance of our common stock in connection with our stock option compensation plans and was offset by $4.9 million in principal payments under our Credit Facility and other financings.

Critical Accounting Policies

The process of preparing financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition,

•	Valuation of Intangible Assets,

•	Income Taxes,

•	Workers Compensation, Auto, Medical and General Liability Accruals,

•	Allowance for Doubtful Accounts Receivable, and

•	Estimated Useful Lives.

Revenue Recognition.     We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2008 and 2007, the amount of earned but unbilled revenue was $7.5 million and $6.6 million, respectively. For services performed pursuant to a fixed price bid, revenues are recognized upon completion of the job. Costs associated with such jobs are deferred until completion, resulting in deferred costs of $0.4 million and $0.4 million at May 31, 2008 and 2007, respectively.

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

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the TCM and TMS divisions, both of which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $62.9 million and $26.5 million of goodwill at May 31, 2008 and 2007, respectively. Based upon results of the annual impairment testing, last conducted in May 2008, there have been no impairments of goodwill.

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2008 we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings growth over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

Workers Compensation, Auto, Medical and General Liability Accruals.     In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For general liability claims, our self-insured retention is $250,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for Doubtful Accounts.     In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts receivable that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable. The allowance for doubtful accounts was $3.6 million and $2.3 million at May 31, 2008 and 2007, respectively.

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

Accounting Principles Not Yet Adopted

FASB No. 157.    In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However , FSP FAS 157-2, Effective date of FASB Statement No. 157 (“FSP FAS 157-2”), delays the effective date of FASB No. 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We do not anticipate FASB No. 157 or FSP FAS 157-2 will have a material effect on our results of operations, financial position or cash flows.

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

FASB No. 141R.    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FASB No. 141R”) which replaces FASB No. 141, “Business Combinations”. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in periods beginning on or after December 15, 2008. Early application is prohibited. We do not anticipate FASB No. 141R will have a material effect on our results of operations, financial position, or cash flows.

FASB No. 161.    In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 is effective for fiscal years beginning after November 15, 2008. We do not anticipate FASB No. 161 will have a material effect on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

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

FIN No. 48.     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In May 2007, the FASB issued FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2008 we have established liabilities for tax uncertainties of $2.2 million, which includes $0.5 million of interest. These liabilities are associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. We believe that in the next 12 months, all $2.2 million of liabilities recorded for tax uncertainties will be effectively settled. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision. Our adoption of FIN 48 was consistent with FIN 48-1.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2005. We are currently undergoing an examination by the Internal Revenue Service with an anticipated closing date in the first quarter of fiscal year 2009. We believe there is appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

EITF 06-3.     In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3 , How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

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

We carry Euro based debt to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

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

Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which is further described below.

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2008, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of fiscal 2008.

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

As permitted by the rules and regulations of the Securities and Exchange Commission, the scope of management’s assessment of the effectiveness of internal control over our financial reporting includes all of our consolidated subsidiaries except for a company we acquired on January 9, 2008. Included in our consolidated net sales of $478.5 million for the year ended May 31, 2008 were net sales attributable to this acquired business of $11.6 million. Included in our consolidated total assets of $280.5 million as of May 31, 2008 were assets attributable to this acquired business of $9.0 million.

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2008.

/s/ PHILIP J. HAWK	/s/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Principal Financial Officer and Principal Accounting Officer

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2008, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Comparison of Total Shareholders’ Return.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Team, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Team, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Leak Repair Specam on January 9, 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008, Leak Repair Specam’s internal control over financial reporting associated with total assets of $9.0 million and total revenues of $11.6 million included in the consolidated financial statements of Team Inc. and Subsidiaries as of and for the year ended May 31, 2008. Our audit of internal control over financial reporting of Team, Inc. and Subsidiaries also excluded an evaluation of the internal control over financial reporting of Leak Repair Specam.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2008, and our report dated July 30, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

July 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective June 1, 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 30, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

July 30, 2008

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,600	$4,335
Receivables, net of allowance of $3,586 and $2,348	125,563	84,496
Inventory	16,408	11,518
Income tax receivable	834	—
Deferred income taxes	687	—
Prepaid expenses and other current assets	6,831	7,164

Total Current Assets	156,923	107,513
Property, plant and equipment, net	56,138	35,166
Intangible assets, net of accumulated amortization of $1,308 and $792	1,276	458
Goodwill	62,904	26,452
Other assets, net	3,220	1,465

Total Assets	$280,461	$171,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,249	$4,862
Accounts payable	21,462	10,560
Other accrued liabilities	25,636	15,906
Insurance note payable	3,397	4,734
Deferred income taxes	—	1,222

Total Current Liabilities	56,744	37,284
Deferred income taxes	6,137	486
Long-term debt	96,818	48,774

Total Liabilities	159,699	86,544

Minority interest	—	307
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,580,171 and 19,896,438 shares issued	5,573	2,984
Treasury stock at cost, 1,018,308 shares	—	(5,032)
Additional paid-in capital	55,251	49,159
Retained earnings	57,367	36,447
Accumulated other comprehensive income	2,571	645

Total Stockholders’ Equity	120,762	84,203

Total Liabilities and Stockholders’ Equity	$280,461	$171,054

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2008	2007	2006
Revenues	$478,475	$318,348	$259,838
Operating expenses	322,810	208,186	170,709

Gross margin	155,665	110,162	89,129
Selling, general and administrative expenses	109,792	79,825	67,752

Operating income	45,873	30,337	21,377
Interest expense, net	6,491	4,204	3,992

Earnings before income taxes	39,382	26,133	17,385
Provision for income taxes	15,759	10,618	6,755

Income from continuing operations	23,623	15,515	10,630

Discontinued operations:
Income from discontinued operations, net of tax	—	—	6

Net income	$23,623	$15,515	$10,636

Net income per share: Basic
From continuing operations	$1.30	$0.88	$0.63
From discontinued operations	0.00	0.00	0.00

Total	$1.30	$0.88	$0.63

Net income per share: Diluted
From continuing operations	$1.20	$0.82	$0.58
From discontinued operations	0.00	0.00	0.00

Total	$1.20	$0.82	$0.58

Weighted averages shares outstanding
Basic	18,226	17,540	16,826
Diluted	19,676	18,866	18,398

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2008	2007	2006
Net income	$23,623	$15,515	$10,636
Foreign currency translation adjustment	4,935	429	302
Interest rate swap	(665)	—	—
Foreign currency hedge	(1,163)	—	—
Tax provision	(1,181)	(148)	(114)

Comprehensive income	$25,549	$15,796	$10,824

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 1, 2005	18,519	(1,018)	$2,778	$(5,032)	$40,724	$10,296	$176	$48,942
Net income	—	—	—	—	—	10,636	—	10,636
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	188	188
Shares issued	37	—	5	—	118	—	—	123
Non-cash compensation	—	—	—	—	385	—	—	385
Exercise of stock options	762	—	115	—	2,034	—	—	2,149
Tax benefit from exercise of stock options	—	—	—	—	1,462	—	—	1,462

Balance at May 31, 2006	19,318	(1,018)	2,898	(5,032)	44,723	20,932	364	63,885
Net income	—	—				15,515		15,515
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	281	281
Shares issued	4	—	1	—	59	—	—	60
Non-cash compensation	—	—	—	—	1,425	—	—	1,425
Exercise of stock options	574	—	85	—	1,626	—	—	1,711
Tax benefit from exercise of stock options	—	—	—	—	1,326	—	—	1,326

Balance at May 31, 2007	19,896	(1,018)	2,984	(5,032)	49,159	36,447	645	84,203
Net income	—	—	—	—	—	23,623	—	23,623
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,052	3,052
Foreign currency hedge, net of tax	—	—	—	—	—	—	(716)	(716)
Interest rate swap, net of tax	—	—	—	—	—	—	(410)	(410)
Non-cash compensation	—	—	—	—	3,329	—	—	3,329
Shares issued	1	—	1	—	59	—	—	60
Stock split	(2,035)	1,018	2,397	5,032	(4,726)	(2,703)	—	—
Exercise of stock options	718	—	191	—	3,117	—	—	3,308
Tax benefit of exercise of stock options	—	—	—	—	4,313	—	—	4,313

Balance at May 31, 2008	18,580	—	$5,573	$—	$55,251	$57,367	$2,571	$120,762

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$23,623	$15,515	$10,636
Less income attributable to discontinued operations	—	—	(6)

Income attributable to continuing operations	23,623	15,515	10,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	11,285	7,777	6,345
Amortization of deferred loan costs	278	446	415
Allowance for doubtful accounts	1,238	1,094	1,183
Minority interest in earnings and other	(8)	(303)	(107)
Deferred income taxes	2,299	2,085	(482)
Non-cash compensation cost	3,329	1,425	235
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(23,292)	(17,103)	(10,747)
Inventory	(3,929)	(993)	(667)
Prepaid expenses and other current assets	1,172	30	(452)
Increase (decrease):
Accounts payable	5,780	2,582	(3,536)
Other accrued liabilities	2,960	(992)	3,986
Income taxes payable	—	(4,837)	1,047

Net cash provided by operating activities	24,735	6,726	7,850

Cash Flows From Investing Activities:
Capital expenditures	(25,612)	(16,497)	(7,081)
Proceeds from sale of Equipment Rental Segment	—	—	14,689
Proceeds from sale of assets	47	262	196
(Increase) decrease in other assets, net	(1,934)	465	(55)
Acquisition of minority interest	(297)	—	—
Business acquisitions, net of cash acquired	(53,261)	—	—

Net cash provided by (used in) investing activities	(81,057)	(15,770)	7,749

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement	53,120	12,250	(15,062)
Payments related to term loans and financing arrangements	(4,852)	(4,317)	(3,831)
Tax benefit of stock option exercises	4,313	1,326	1,462
Loan financing fees	(99)	(510)	(189)
Issuance of common stock	3,368	1,771	2,272

Net cash provided by (used in) financing activities	55,850	10,520	(15,348)

Cash Flows of Discontinued Operations:
Operating cash flows	—	—	(1,939)
Investing cash flows	—	—	(223)
Financing cash flows	—	—	308

Net cash used in discontinued operations	—	—	(1,854)

Effect of exchange rate changes on cash	2,737	281	188
Net increase (decrease) in cash and cash equivalents	2,265	1,757	(1,415)
Cash and cash equivalents at beginning of year	4,335	2,578	3,993

Cash and cash equivalents at end of year	$6,600	$4,335	$2,578

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,720	$4,034	$4,471

Income taxes	$8,952	$13,078	$5,928

Significant non-cash transactions:
Software Licensing Note	$—	$—	$854

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction.    Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Texas and our company website can be found at www.teamindustrialservices.com . Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the NASDAQ under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

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

We offer these services in over 100 locations throughout the United States and international markets including Aruba, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

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

Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets . Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the divisions one level below our industrial segment, which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $62.9 million and $26.5 million of goodwill at May 31, 2008 and 2007, respectively. Based upon results of the annual impairment testing, last conducted in May 2008, there have been no impairments of goodwill. A summary of goodwill as of May 31, 2008 and 2007 is as follows (in thousands):

	Twelve Months Ended May 31,
	2008	2007
Balance at beginning of year	$26,452	$26,452
Acquisitions and purchase price adjustments	35,238	—
Foreign currency adjustments	1,214	—
Impairments	—	—

Balance at end of year	$62,904	$26,452

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

Workers Compensation, Auto, Medical and General Liability Accruals.     In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For general liability claims, our self-insured retention is $250,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2008 and 2007, the amount of earned but unbilled revenue included in accounts receivable was $7.5 million and $6.6 million, respectively.

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

Options to purchase 659,000 shares of common stock were outstanding during the twelve month period ended May 31, 2008 but were not included in the computation of diluted earnings per share because the options’

exercise prices were greater than the average market price of common shares during the period.

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

Accounting Principles Not Yet Adopted

FASB No. 157.    In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), delays the effective date of FASB No. 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We do not anticipate FASB No. 157 or FSP FAS 157-2 will have a material effect on our results of operations, financial position or cash flows.

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

FASB No. 141R.    In December 2007, the FASB issued FASB No. 141 (revised 2007), “Business Combinations” (“FASB No. 141R”) which replaces FASB No. 141, “Business Combinations”. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in periods beginning on or after December 15, 2008. Early application is prohibited. We do not anticipate FASB No. 141R will have a material effect on our results of operations, financial position, or cash flows.

FASB No. 161.    In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 is effective for fiscal years beginning after November 15, 2008. We do not anticipate FASB No. 161 will have a material effect on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

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

FIN No. 48.    In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In May 2007, the FASB issued FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (“FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2008 we have established liabilities for tax uncertainties of $2.2 million, which includes $0.5 million of interest. These liabilities are associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. We believe that in the next 12 months, all $2.2 million of liabilities recorded for tax uncertainties will be effectively settled. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision. Our adoption of FIN 48 was consistent with FIN 48-1.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2005. We are currently undergoing an examination by the Internal Revenue Service with an anticipated closing date in the first quarter of fiscal year 2009. We believe there is appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

EITF 06-3.    In June 2006, the FASB’s Emerging Issues Task Force (the “Task Force”) issued consensus 06-3 , How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). In EITF 06-3, the Task Force reached a consensus that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITIONS AND DISPOSITIONS

On January 9, 2008 we acquired all the stock of LRS, a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees and net of cash acquired. Financing for the acquisition was obtained through our banking syndicate. We are in the early stages of determining the fair values of assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price to our acquisition is set forth below (in thousands):

(unaudited)
Accounts receivable	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	818
Unallocated purchase price	14,616

Total Assets	$22,803

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total Liabilities Assumed	4,283

Net Assets Acquired	$18,520

On June 1, 2007 we acquired all the stock of Aitec, Inc. (“Aitec”) for $33.8 million, plus working capital adjustments, professional fees and net of cash acquired. The purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our bank syndicate. Our allocation of the purchase price to our acquisition is set forth below (in thousands):

(unaudited)
Accounts receivables	$12,983
Inventory	382
Prepaids and other current assets	1,415

Total Current Assets	14,780
Property, plant and equipment	4,460
Intangible assets—Non-competes	1,250
Goodwill	20,622

Total Assets	$41,112

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total Liabilities Assumed	6,371

Net Assets Acquired	$34,741

Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Aitec had occurred at the beginning of the year ended May 31, 2007. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results (in thousands, except per share data).

Pro forma data (unaudited) Year ended May 31, 2007
Revenues	$365,424
Net income	$16,872
Earnings per share:
Basic	$0.96
Diluted	$0.89

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

The assets and liabilities of Climax at the time of sale were as follows (in thousands):

Climax
Accounts receivables	$2,618
Inventory	2,785
Prepaids and other current assets	97

Total Current Assets	5,500
Property, plant and equipment	4,498
Goodwill	2,953
Other assets	662

Total Assets	$13,613

Accounts payable	$675
Accrued liabilities and other	802

Total Liabilities Assumed	1,477

Net Assets Disposed	$12,136

The results of operations for Climax, presented as discontinued operations, include interest on our debt that is required to be repaid with proceeds from the sale of Climax. The revenues, operating income, interest expense allocation and earnings before income tax, presented in discontinued operations for the fiscal year ended 2006 is as follows (in thousands):

2006
Revenues	$7,642
Operating income	394
Interest expense allocation	472

Loss before income taxes	$(78)

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2008 and 2007 is as follows (in thousands):

	May 31,
	2008	2007
Trade accounts receivable	$121,650	$80,277
Unbilled revenues	7,499	6,567
Allowance for doubtful accounts	(3,586)	(2,348)

Total	$125,563	$84,496

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2008 and 2007 (in thousands):

	May 31,
	2008	2007
Balance at beginning of year	$2,348	$1,255
Provision for doubtful accounts	1,824	1,730
Write-off of bad debt	(586)	(637)

Balance at end of year	$3,586	$2,348

4. INVENTORY

A summary of inventory as of May 31, 2008 and 2007 is as follows (in thousands):

	May 31,
	2008	2007
Raw materials	$2,817	$2,870
Work in progress	498	358
Finished goods	13,093	8,290

Total	$16,408	$11,518

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2008 and 2007 is as follows (in thousands):

	May 31,
	2008	2007
Land	$986	$955
Buildings and leasehold improvements	7,643	7,118
Machinery and equipment	74,063	53,670
Furniture and fixtures	1,508	1,400
Computers and computer software	4,596	3,884
Automobiles	2,273	2,106
Construction in progress	8,559	578

Total	99,628	69,711
Accumulated depreciation and amortization	(43,490)	(34,545)

Property, plant, and equipment, net	$56,138	$35,166

Included in property, plant and equipment is $0.2 million of capitalized interest at May 31, 2008.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2008 and 2007 is as follows (in thousands):

	May 31,
	2008	2007
Payroll and other compensation expenses	$15,111	$9,509
Insurance accruals	4,087	2,583
Property, sales and other taxes	1,770	527
Auto lease rebate	992	1,366
Other	3,676	1,921

Total	$25,636	$15,906

7. INCOME TAXES

Income tax expense for the years ended May 31, 2008, 2007 and 2006 was as follows (in thousands):

	Twelve Months Ended May 31,
	2008	2007	2006
Income tax expense attributable to income from continuing operations	$15,759	$10,618	$6,755
Income tax expense attributable to income from discontinued operations	—	—	1,410
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes.	(4,313)	(1,326)	(1,462)
Taxes allocated to stockholders’ equity, related to foreign currency translation adjustments	1,883	148	114
Taxes allocated to stockholders’ equity, related to the interest rate swap	(255)	—	—
Taxes allocated to stockholders’ equity, related to the foreign currency hedge	(447)	—	—

Total	$12,627	$9,440	$6,817

Income tax expense attributable to income from continuing operations for the years ended May 31, 2008, 2007 and 2006 was as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2008:
U.S. federal	$7,608	$1,899	$9,507
State & local	1,243	198	1,441
Foreign jurisdictions	4,609	202	4,811

	$13,460	$2,299	$15,759

Year ended May 31, 2007:
U.S. federal	$6,099	$1,900	$7,999
State & local	854	164	1,018
Foreign jurisdictions	1,566	35	1,601

	$8,519	$2,099	$10,618

Year ended May 31, 2006:
U.S. federal	$4,776	$(284)	$4,492
State & local	584	(198)	386
Foreign jurisdictions	1,877	—	1,877

	$7,237	$(482)	$6,755

The components of pre-tax income for the years ended May 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Domestic	$25,993	$21,661	$12,209
Foreign	13,389	4,472	5,176

	$39,382	$26,133	$17,385

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2008	2007	2006
Income from continuing operations	$39,382	$26,133	$17,385

Computed income taxes at statutory rate	$13,784	$9,147	$6,085
State income taxes, net of federal benefit	1,018	719	250
Foreign tax differential	103	35	98
Stock options and other	854	717	322

Provision for income tax	$15,759	$10,618	$6,755

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2008	2007
Deferred tax assets:
Accrued compensation & benefits	$807	$890
Receivables	1,053	828
Inventory	385	178
Vendor rebates	381	519
Stock options	560	—
Other	308	297

Total gross deferred tax assets	3,494	2,712

Deferred tax liabilities:
Property, plant and equipment	(3,613)	(949)
Goodwill and intangible costs	(1,740)	(1,212)
Foreign currency translation and other equity adjustments	(1,416)	(219)
Unremitted earnings of foreign subsidiaries	(420)	(196)
Prepaids	(1,725)	(1,844)
Other	(30)	—

Total gross deferred tax liabilities	(8,944)	(4,420)

Net deferred liability	$(5,450)	$(1,708)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences and therefore a valuation allowance is not necessary at May 31, 2008.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2008 we have established liabilities for tax uncertainties of $2.2 million which includes $0.5 million of interest. These liabilities are associated with a prior acquisition. To the extent these uncertainties are ultimately resolved favorably; the resultant reduction of recorded liabilities would be applied to reduce the balance of goodwill or deferred taxes and would have no effect on our effective tax rate. Because of the status of the ongoing examinations it is not possible to estimate the impact, if any, to previously recorded uncertain tax positions within the next 12 months. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2003. We are currently undergoing an examination by the Internal Revenue Service with an anticipated closing date by the end of first quarter fiscal year 2009. We believe there is appropriate support for the income tax positions taken and to be taken on our returns and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Set forth below is a reconciliation of the changes in the Company’s unrecognized tax benefits associated with FIN 48 (in thousands):

Balance at June 1, 2007	$2,218
Increase in unrecognized tax benefits from current period tax positions	—

Balance at May 31, 2008	$2,218

We believe that in the next 12 months, all $2.2 million of liabilities recorded for tax uncertainties will be effectively settled.

8. LONG-TERM DEBT

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

On May 31, 2007 we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility (collectively, the “Credit Facility”). The Credit Facility, as amended on June 13, 2008, subsequent to our year end, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. On January 29, 2008 we amended our Credit Facility to allow us to borrow in Euros or United States dollars. The Credit Facility bears interest based on a variable Eurodollar rate option (currently LIBOR plus 1.5%) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2008 there are $1.2 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At May 31, 2008 we were in compliance with all financial covenants of the Credit Facility.

A summary of Long-term debt as of May 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Revolving loan portion of the Credit Facility	$92,298	$38,015
Term loan portion of the Credit Facility	10,500	15,000
Software Licensing Note	232	554
Auto loans	37	67

	103,067	53,636
Less current portion	6,249	4,862

Long-term debt, excluding current installments	$96,818	$48,774

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

On February 12, 2008 we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2008 we were contingently liable for outstanding stand-by letters of credit totaling $5.7 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Future maturities of long-term debt as of May 31, 2008 are as follows (in thousands):

2009	$6,249
2010	4,517
2011	3
2012	92,298
2013 and Thereafter	0

$103,067

9. SHARE BASED COMPENSATION

We have adopted various stock option plans pursuant to which the Board of Directors may grant stock options to officers and key employees. At May 31, 2008 there were approximately 2,627,000 stock options under the plans outstanding to officers, directors, and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

Our share-based payments consist primarily of stock options. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which was 6,620,000 at May 31, 2008.

In December 2004, the FASB issued FASB No. 123(R), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) requires all companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted FASB No. 123(R) effective June 1, 2006, using the modified prospective transition method permitted under this pronouncement. Our cumulative effect of implementing this statement, which consists entirely of a forfeiture adjustment, was immaterial. The application of FASB No. 123(R) had a material impact on the audited consolidated financial statements and basic and diluted earnings per share for 2008 and 2007 compared to amounts that would have been reported pursuant to our previous accounting treatment. Had compensation cost for all stock options granted prior to June 1, 2006 been determined on a fair value basis consistent with FASB No. 123(R), our net income and basic and diluted earnings per share amounts for the year ended May 31, 2006 would have been as follows (in thousands except per share data):

2006
Income from continuing operations, as reported	$10,630
Add stock-based employee compensation expense included in reported net income, net of tax	143
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(542)

Pro forma net income from continuing operations	$10,231

Earnings per share, as reported—basic	$0.63
Pro forma earnings per share—basic	$0.61
Earnings per share, as reported—diluted	$0.58
Pro forma earnings per share—diluted	$0.56

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the years ended May 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	4.4%	4.7%	4.3%
Volatility factor of the expected market price of the Company’s common stock	40.2%	39.2%	31.2%
Expected dividend yield percentage	0.0%	0.0%	0.0%
Weighted average expected life	7 Yrs	6 Yrs	4 Yrs

We recognize the fair value of our share-based payments over the vesting periods of the awards. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized, which was 6,620,000 shares at May 31, 2008.

In September 2004, we executed a Restricted Stock Award Agreement with our President and Chief Operating Officer. The agreement awarded up to 30,000 shares of restricted stock (split adjusted) which vested upon the achievement of specific financial targets related to earnings before interest and taxes for the fiscal years 2005, 2006 and 2007. All shares are vested. For restricted stock awards, we consider the fair value to be the closing price of the stock on the grant date.

We granted 736,000, 552,000 and 784,000 stock options during the years ended May 31, 2008, 2007 and 2006, respectively. Compensation expense related to options granted and restricted stock awards totaled $3.3 million, $1.4 million and $0.2 million during the years ended May 31, 2008, 2007 and 2006, respectively. Tax benefits related to stock option exercises were $4.3 million, $1.3 million and $1.5 million for the year ended May 31, 2008, 2007 and 2006, respectively. As of May 31, 2008, $11.3 million of unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of 3 years.

Transactions under all plans are summarized below:

	Twelve Months Ended May 31,
	2008		2007		2006
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	2,822	$8.58	2,868	$6.33	2,988	$4.12
Changes during the year:
Granted	736	$30.22	552	$14.67	784	$11.90
Exercised	(718)	$4.63	(574)	$2.99	(782)	$3.05
Canceled	(213)	$14.31	(24)	$11.33	(122)	$8.81

Shares under option, end of year	2,627	$15.37	2,822	$8.58	2,868	$6.33
Exercisable at end of year	1,178	$8.34	1,754	$6.00	1,684	$3.44

Options exercisable at May 31, 2008 had a weighted average remaining contractual life of 5.7 years. For total options outstanding at May 31, 2008, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	270	$2.10	2.36
$3.21 to $6.41	103	$4.20	4.69
$6.41 to $9.62	663	$8.30	6.25
$9.62 to $12.82	204	$11.21	7.65
$12.82 to $16.03	678	$15.00	8.13
$16.03 to $32.05	709	$30.22	9.40

	2,627	$15.37	7.23

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

11. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2008, 2007 and 2006, were approximately $2.2 million, $1.2 million and $1.1 million, respectively, and are included in selling, general, and administrative expenses.

12. COMMITMENTS AND CONTINGENCIES

In August 2005, we were served in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The dispute arises out of the sale by Mr. Barker to Mr. Lescroart of stock in Thermal Solutions, Inc. (“TSI”). Subsequently, we acquired all of the outstanding stock of TSI in April 2004 allegedly for a much higher price than Mr. Lescroart paid Mr. Barker in July 2003. The plaintiff claims damages in excess of $1.0 million. We intend to continue our vigorous defense of this action. We believe the outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Five separate lawsuits have been filed against Con Ed and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Subsequently, Con Ed filed an action to join Team and the city of New York as defendants in more than 40 separate lawsuits previously filed against Con Ed. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, for these losses should they be incurred and have notified our insurers of the incident. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 2007, one of our employees sustained serious injuries as a result of a fire at the Valero McKee Refinery in Sunray, Texas. The employee and his family have made a demand on Valero for compensation related to his injuries. We have received a letter from Valero demanding that, pursuant to the terms of our contract, we indemnify Valero for any losses they may incur as a result of the claims by our employee. We maintain insurance coverage, subject to a deductible limit of $150,000, for any losses should they be incurred and have placed our insurers on notice. We do not believe the outcome of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

We also enter into operating leases to obtain equipment for our field operations and administrative functions. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $28.0 million at May 31, 2008 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2009	$8,511
2010	5,336
2011	3,836
2012	3,312
2013	2,532
Thereafter	4,439

Total	$27,966

Total rent expense under operating leases, including rental expense under short term leases, was approximately $18.7 million, $12.9 million and $10.8 million for the years ended May 31, 2008, 2007 and 2006, respectively.

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

Prior to the sale of Climax on November 30, 2005, we operated as two reportable business segments, industrial services and equipment sales and rentals. As a result of the sale of Climax, we now operate in only one segment—industrial services. Significant prior acquisitions within the industrial services segment have led to the creation of two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating.

Revenues from continuing operations and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2008, 2007 and 2006 (in thousands):

	Total Revenues	Total Assets
FY 2008
United States	$346,074	$169,491
Canada	106,121	73,788
Other foreign countries	26,280	37,182

	$478,475	$280,461

FY 2007
United States	$276,188	$139,735
Canada	26,142	17,051
Other foreign countries	16,018	14,268

	$318,348	$171,054

FY 2006
United States	$223,560	$124,135
Canada	21,309	11,339
Other foreign countries	14,969	4,497

	$259,838	$139,971

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended May 31, 2008 and 2007 (in thousands, except per share data):

	Year ended May 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$103,488	$122,310	$108,823	$143,854	$478,475
Operating income	7,771	14,553	6,505	17,044	45,873
Income from continuing operations	3,512	7,816	2,934	9,361	23,623
Income (loss) from discontinued operations	—	—	—	—	—

Net income	$3,512	$7,816	$2,934	$9,361	$23,623

Net income per share: Basic
From continuing operations	$0.19	$0.43	$0.16	$0.51	$1.30
From discontinued operations	—	—	—	—	—

Total	$0.19	$0.43	$0.16	$0.51	$1.30

Net income per share: Diluted
From continuing operations	$0.18	$0.40	$0.15	$0.47	$1.20
From discontinued operations	—	—	—	—	—

Total	$0.18	$0.40	$0.15	$0.47	$1.20

	Year ended May 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$65,739	$83,185	$73,291	$96,133	$318,348
Operating income	3,702	10,262	5,050	11,323	30,337
Income from continuing operations	1,522	5,467	2,442	6,084	15,515
Income (loss) from discontinued operations	—	—	—	—	—

Net income	$1,522	$5,467	$2,442	$6,084	$15,515

Net income per share: Basic
From continuing operations	$0.09	$0.31	$0.14	$0.34	$0.88
From discontinued operations	—	—	—	—	—

Total	$0.09	$0.31	$0.14	$0.34	$0.88

Net income per share: Diluted
From continuing operations	$0.08	$0.29	$0.13	$0.31	$0.82
From discontinued operations	—	—	—	—	—

Total	$0.08	$0.29	$0.13	$0.31	$0.82

15. INVESTIGATION

In December 2006, our management was alerted that certain false sales entries were allegedly made to revenue and accounts receivable at one of our branch locations and, subsequently, our management determined that such entries, totaling $0.4 million, were indeed made at that branch location in November 2005. In addition, our management became aware of certain instances of the unauthorized use of Company funds for personal expenses at the same branch location. These matters were promptly reported to our audit committee, who initiated an independent investigation into these matters with the assistance of outside counsel and forensic accountants. The independent investigation was concluded in March 2007. In their respective reports to the audit committee, our outside counsel and forensic accountants found no further false sales entries from this branch location. Based upon the findings of the outside counsel and forensic accountants, and our management’s internal review of these matters, we have concluded that these matters did not have a material effect on any of our previously issued financial statements and that the wrong doing was limited to a single branch location. We incurred costs with respect to the investigation of approximately $1.0 million.

3. Exhibits

Exhibit Number
3.1	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended May 31, 1999).

3.2	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on form S-8, File No. 333-74062).

10.2	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.3	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.4	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.5	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002).

10.6	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.8	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.9	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.11	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.12	Consulting agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.13†	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number
10.14†	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.16	Stock Purchase Agreement by and among Climax Technologies, Inc., Team Investment, Inc., Team, Inc. and Climax Portable Machine Tools, Inc. dated November 30, 2005 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.19†	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007).

10.20†	First Amended and Restated Team, Inc. 2006 Stock Incentive Plan (filed as Appendix A to the Company’s proxy statement filed August 23, 2007).

10.21	Share Purchase Agreement dated May 13, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

10.22	Amended and Restated Credit Agreement dated as of May 31, 2007 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

10.23	First Amendment to Amended and Restated Credit Agreement dated January 29, 2008 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.24	Commitment Increase Agreement dated June 13, 2008 to the Amended and Restated Credit Agreement among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 30, 2008.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	July 30, 2008

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	July 30, 2008

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	July 30, 2008

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	July 30, 2008

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	July 30, 2008

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	July 30, 2008

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	July 30, 2008

/S/ TED W. OWEN (Ted W. Owen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 30, 2008