Form 10-Q
period 2008-08-31
TEAM INC
filed 2008-10-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

On October 7, 2008, there were 18,820,827 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	August 31, 2008	May 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,454	$6,600
Receivables, net of allowance of $3,918 and $3,586	121,416	126,854
Inventory	18,604	16,408
Income tax receivable	3,460	834
Deferred income taxes	1,120	687
Prepaid expenses and other current assets	6,092	6,831

Total Current Assets	159,146	158,214
Property, plant and equipment, net	56,308	56,138
Intangible assets, net of accumulated amortization of $1,417 and $1,308	1,084	1,276
Goodwill	58,276	62,904
Other assets, net	3,546	1,929

Total Assets	$278,360	$280,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities	$6,165	$6,249
Accounts payable	16,599	21,462
Other accrued liabilities	22,180	25,636
Insurance note payable	2,472	3,397

Total Current Liabilities	47,416	56,744
Deferred income taxes	5,792	6,137
Long-term debt	97,925	96,818

Total Liabilities	151,133	159,699
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,809,577 and 18,580,171 shares issued	5,643	5,574
Additional paid-in capital	59,640	55,250
Retained earnings	62,324	57,367
Accumulated other comprehensive income	(380)	2,571

Total Stockholders’ Equity	127,227	120,762

Total Liabilities and Stockholders’ Equity	$278,360	$280,461

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended August 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$123,338	$103,488
Operating expenses	84,229	71,181

Gross margin	39,109	32,307
Selling, general and administrative expenses	29,658	24,536
Earnings from unconsolidated affiliates	264	—

Operating income	9,715	7,771
Interest expense, net	1,447	1,754

Earnings before income taxes	8,268	6,017
Provision for income taxes	3,311	2,505

Net income	$4,957	$3,512

Net income per share - Basic	$0.27	$0.19
Net income per share - Diluted	$0.25	$0.18
Weighted averages shares outstanding
Basic	18,684	18,023
Diluted	19,907	19,585

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2008	2007
	(unaudited)	(unaudited)
Net income	$4,957	$3,512
Foreign currency translation adjustment	(6,111)	154
Interest rate swap	—	(123)
Foreign currency hedge	1,318	—
Tax provision	1,842	(56)

Comprehensive income	$2,006	$3,487

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$4,957	$3,512
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(264)	—
Depreciation and amortization	2,913	2,278
Loss on asset sales	(4)	(3)
Amortization of deferred loan costs	72	77
Allowance for doubtful accounts	332	639
Minority interest in earnings and other	—	(69)
Deferred income taxes	(778)	(578)
Non-cash compensation cost	1,008	405
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	5,106	2,914
Inventories	(2,196)	(975)
Prepaid expenses and other current assets	740	1,961
Increase (decrease):
Accounts payable	(4,863)	(4,669)
Other accrued liabilities	(3,456)	2,235
Income taxes payable	—	1,688
Income taxes receivable	(408)	—

Net cash provided by operating activities	3,159	9,415
Cash Flows From Investing Activities:
Capital expenditures	(4,301)	(3,522)
Proceeds from sale of assets	18	11
Business acquisitions, net of cash acquired	—	(35,371)
Increase in other assets, net	(1,500)	(94)

Net cash used in investing activities	(5,783)	(38,976)
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreement	4,742	33,980
Payments related to term loans and financing arrangements	(1,584)	(1,528)
Tax benefit of stock option exercises	1,953	568
Insurance note payments	(925)	(1,549)
Proceeds from note receivable	111	—
Loan financing fees	(36)	(86)
Issuance of common stock	1,498	834

Net cash provided by financing activities	5,759	32,219
Effect Of Exchange Rate Changes On Cash	(1,281)	283

Net increase in cash and cash equivalents	1,854	2,941
Cash and cash equivalents at beginning of period	6,600	4,335

Cash and cash equivalents at end of period	$8,454	$7,276

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

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2008 is derived from the May 31, 2008 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2008.

Consolidation. Our consolidated condensed financial statements include the financial statements of Team, Inc. and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is included in earnings from unconsolidated affiliates in our consolidated condensed statements of operations and our investment in these entities is included in other long-term assets as a single amount in our consolidated condensed balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $1.9 million and $0.1 million as of August 31, 2008 and May 31, 2008, respectively. Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our bank debt is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the credit facility.

Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory includes material, labor and certain fixed overhead costs.

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

Workers Compensation, Auto, Medical and General Liability Accruals. In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For individual workers’ compensation and automobile liability claims, our self-insured retention is $250,000 per occurrence. Multiple claims or combined workers compensation and auto liability claims are aggregated for a self-insured retention of $350,000 per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For general liability claims, our self-insured retention is $250,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities & Exchange Commission, (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2008 and May 31, 2008, the amount of earned but unbilled revenue included in accounts receivable was $8.4 million and $7.5 million, respectively.

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

All options to purchase shares of common stock outstanding during the three month periods ended August 31, 2008 and 2007, were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. There were no material transaction gains or losses in any periods presented.

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

Newly Adopted Accounting Principles

FASB No. 157. In September 2006 the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 is effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FASB Staff Position No.157-2, “Effective Date of FASB Statement No. 157”, which provided a one-year deferral for the implementation of FASB No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination. The new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value is provided in Note 11 to the accompanying unaudited consolidated condensed financial statements.

FASB No. 159. In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”— Including an amendment of FASB Statement No. 115” (“FASB No. 159”), which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes to fair value for the financial instrument would be reported in earnings. FASB No. 159 is effective June 1, 2008. The Company did not adopt the fair value option permitted under this statement.

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

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision. Our adoption of FIN 48 was consistent with FIN 48-1. At the beginning of the period we had liabilities for tax uncertainties of $2.2 million, which included $0.5 million of interest. The statute of limitations for the tax uncertainties expired during the current period. As these liabilities are associated with a prior acquisition, the resultant reduction of recorded liabilities was applied to reduce the balance of goodwill and as such had no effect on our effective tax rate.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with FIN 48 (in thousands):

Balance at May 31, 2008	$2,218
Decrease due to expiration of statute of limitations	(2,218)

Balance at August 31, 2008	$—

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

2. ACQUISITIONS AND DISPOSITIONS

On January 9, 2008 we acquired all the stock of Leak Repair Specam, (“LRS”), a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees and net of cash acquired. Financing for the acquisition was obtained through our banking syndicate. We are in the process of determining the fair values of assets and liabilities assumed. Preliminary information regarding the allocation of the purchase price to our acquisition is set forth below (in thousands):

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

(unaudited)
Accounts receivable	$12,983
Inventory	382
Prepaids and other current assets	1,415
Property, plant and equipment	4,460
Intangible assets—Non-competes	1,250
Goodwill	20,622

Total Assets	$41,112

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total Liabilities Assumed	6,371

Net Assets Acquired	$34,741

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2008 and May 31, 2008 is as follows (in thousands):

	August 31, 2008 (unaudited)	May 31, 2008
Trade accounts receivable	$116,938	$122,941
Unbilled revenues	8,396	7,499
Allowance for doubtful accounts	(3,918)	(3,586)

Total	$121,416	$126,854

4. INVENTORY

A summary of inventory as of August 31, 2008 and May 31, 2008 is as follows (in thousands):

	August 31, 2008 (unaudited)	May 31, 2008
Raw materials	$3,047	$2,817
Work in progress	455	498
Finished goods	15,102	13,093

Total	$18,604	$16,408

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2008 and May 31, 2008 is as follows (in thousands):

	August 31, 2008 (unaudited)	May 31, 2008
Land	$959	$986
Buildings and leasehold improvements	7,620	7,643
Machinery and equipment	76,985	74,063
Furniture and fixtures	1,569	1,508
Computers and computer software	4,798	4,596
Automobiles	2,225	2,273
Construction in progress	8,254	8,559

Total	102,410	99,628
Accumulated depreciation and amortization	(46,102)	(43,490)

Property, plant and equipment, net	$56,308	$56,138

At August 31, 2008 $0.3 million of capitalized interest is included in property, plant and equipment.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2008 and May 31, 2008 is as follows (in thousands):

	August 31, 2008 (unaudited)	May 31, 2008
Payroll and other compensation expenses	$11,061	$15,111
Insurance accruals	4,784	4,087
Property, sales and other taxes	1,400	1,770
Auto lease rebate	842	992
Other	4,093	3,676

Total	$22,180	$25,636

7. LONG-TERM DEBT

In May 2007 we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, as again amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008 we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”) bears interest based on a variable Eurodollar rate option (currently LIBOR plus 1.5%) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At August 31, 2008 there were $1.1 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At August 31, 2008 we were in compliance with all financial covenants of the Credit Facility.

In October 2008, subsequent to period end, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to 7.5 million Canadian Dollars (approximately 8 million U.S. Dollars). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit will be for working capital and other general needs of our Canadian operations, will bear interest at a LIBOR based interest rate and will mature in May 2012.

A summary of long-term debt as of August 31, 2008 and May 31, 2008 is as follows (in thousands):

	August 31, 2008 (unaudited)	May 31, 2008
Revolving loan portion of the Credit Facility	$94,909	$92,298
Term loan portion of the Credit Facility	9,000	10,500
Software Licensing Note	149	232
Auto loans	32	37

	104,090	103,067
Current maturities	(6,165)	(6,249)

Long-term debt, excluding current maturities	$97,925	$96,818

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

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At August 31, 2008 we were contingently liable for outstanding stand-by letters of credit totaling $7.1 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

8. SHARE—BASED COMPENSATION

We have adopted stock option plans pursuant to which the Board of Directors may grant stock options to officers, directors and key employees. At August 31, 2008 there were approximately 2,397,000 stock options under the plans outstanding to officers, directors, and key employees at prices equal to or greater than the market value of the common stock on the date of grant. The exercise price, terms and other conditions applicable to each option granted under our plans are generally determined by the Compensation Committee of the Board of Directors at the time of grant of each option and may vary.

Our share-based payments consist primarily of stock options. We recognize the fair value of our share-based payments over the vesting periods of the awards. The stock options generally have ten year terms and vest and become fully exercisable after a period ranging from three to four years from the date of grant. Shares issued in connection with our stock option grants are issued out of authorized but unissued common stock. The governance of our stock option grants does not directly limit the number of future stock options we may award so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which was 6,620,000 at August 31, 2008.

Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model. There were no grants made during the three months ended August 31, 2008 and 2007.

Compensation expense related to options granted and restricted stock awards totaled $1.0 million and $0.4 million during the three months ended August 31, 2008 and 2007, respectively. Tax benefits related to stock option exercises were $2.0 million and $0.6 million for the three months ended August 31, 2008 and 2007, respectively. As of August 31, 2008, $10.1 million of unrecognized compensation expense related to options granted and restricted stock awarded is expected to be recognized over a remaining weighted-average period of three years.

Transactions involving share-based compensation during the three months ended August 31, 2008 and 2007 are summarized below:

	Three Months Ended August 31, 2008		Three Months Ended August 31, 2007
	No. of Options	Weighted Average Price	No. of Options	Weighted Average Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,627	$15.37	2,822	$8.58
Changes during the period:
Granted	—	$—	—	$—
Exercised	(228)	$(6.31)	(164)	$(4.75)
Canceled	(2)	$(30.33)	(24)	$(12.90)

Shares under option, end of period	2,397	$16.22	2,634	$8.63
Exercisable at end of period	1,102	$8.86	1,642	$5.95

Options exercisable at August 31, 2008 had a weighted average remaining contractual life of 7.3 years. For total options outstanding at August 31, 2008, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	183	$2.32	2.70
$3.21 to $6.41	92	$4.20	4.44
$6.41 to $9.62	577	$8.40	6.30
$9.62 to $12.82	190	$11.24	7.43
$12.82 to $16.03	648	$15.00	7.89
$16.03 to $32.05	707	$30.22	9.15

	2,397	$16.22	7.31

9. ENTITY WIDE DISCLOSURES

Revenues and long-lived assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended August 31, 2008 (unaudited)	Three Months Ended August 31, 2007 (unaudited)
Revenues
United States	$78,939	$76,045
Canada	33,197	23,557
Europe	6,263	284
Other foreign countries	4,939	3,602

Total	$123,338	$103,488

	August 31, 2008 (unaudited)	May 31, 2008
Total Assets
United States	$164,449	$169,491
Canada	78,286	73,788
Europe	24,454	25,800
Other foreign countries	11,171	11,382

Total	$278,360	$280,461

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

11. Fair Value Measurements

Effective June 1, 2008 we adopted the provisions of FASB No. 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in FASB No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. FASB No. 157 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2008. As required by FASB No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$673	$—	$673
Euro denominated long-term debt	—	17,845	—	17,845

Total Liabilities	$—	$18,518	$—	$18,518

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2008.

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2008.

General Description of Business

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

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

The following table sets forth the components of revenue and operating income from our operations for the three months ended August 31, 2008 and 2007 (in thousands):

	Three Months ended August 31, 2008 (unaudited)	Three Months ended August 31, 2007 (unaudited)	Increase
			$	%
Revenues:
TCM division	$65,255	$59,797	$5,458	9%
TMS division	58,083	43,691	14,392	33%

Total revenues	123,338	103,488	19,850	19%
Gross Margin:
TCM division	20,070	17,022	3,048	18%
TMS division	19,039	15,285	3,754	25%

Total gross margin	39,109	32,307	6,802	21%
SG&A Expenses:
Field operations	24,548	20,842	3,706	18%
Corporate costs	5,110	3,694	1,416	38%

Total SG&A	29,658	24,536	5,122	21%
Earnings From Unconsolidated Affiliates	264	—	264	100%
Operating Income	$9,715	$7,771	$1,944	25%

Revenues. Our revenues for the three months ended August 31, 2008 were $123.3 million compared to $103.5 million for the three months ended August 31, 2007, an increase of $19.9 million or 19%. Our revenues for the three months ended August 31, 2008 include incremental revenues associated with the recent LRS acquisition of $5.9 million. Organic revenue growth also continues to be broad based. Revenues for our TCM division for the three months ended August 31, 2008 were $65.3 million compared to $59.8 million for the three months ended August 31, 2007, an increase of $5.5 million or 9%. Revenues for our TMS division (inclusive of LRS) for the three months ended August 31, 2008 were $58.1 million compared to $43.7 million for the three months ended August 31, 2007, an increase of $14.4 million, or 33%. TMS division organic growth was 19%.

Gross Margin. Our gross margin for the three months ended August 31, 2008 was $39.1 million compared to $32.3 million for the three months ended August 31, 2007, an increase of $6.8 million or 21%. Gross margin as a percentage of revenue was 32% for the three months ended August 31, 2008 compared to 31% for the three months ended August 31, 2007. Gross margin for our TCM division for the three months ended August 31, 2008 was $20.1 million compared to $17.0 million for the three months ended August 31, 2007, an increase of $3.1 million or 18%. TCM division gross margin as a percentage of revenue was 31% for the three months ended August 31, 2008 compared to 28% for the three months ended August 31, 2007. Gross margin for our TMS division (inclusive of LRS) was $19.0 million for the three months ended August 31, 2008 compared to $15.3 million for the three months ended August 31, 2007, an increase of $3.8 million or 25%. TMS division gross margin as a percentage of revenue was 33% for the three months ended August 31, 2008 compared to 35% for the three months ended August 31, 2007. The decline in TMS gross margin was primarily due to increased pass-through costs related to logistics of a large remote project in Alberta.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended August 31, 2008 was $29.7 million compared to $24.5 million for the three months ended August 31, 2007, an increase of $5.1 million or 21%. This reflects investments in our network of over 100 locations. Approximately $3.7 million of the increase in SG&A was due to field operations and $1.4 million of the increase was due to centralized corporate support costs. The $1.4 million increase in corporate support costs in the current period included $0.6 million of share-based employee compensation expense. SG&A as a percentage of revenue was 24% for the three months ended August 31, 2008, consistent with the three months ended August 31, 2007.

Due to the significant increase in market value of our common stock over the last five years, which is a primary determinant in the Black-Scholes valuation of our stock options, the increased value of recent stock grants has led to increased unrecognized future compensation expense attributable to currently unvested options. As a result, we expect non-cash compensation expense to increase $0.7 million, to approximately $4 million for the fiscal year ending May 31, 2009. As a consequence of the escalation in the Black-Scholes valuation of our stock option grants, and the associated escalation in future compensation expense, we are suspending the use of stock options as a long-term incentive to our managers. We will continue to use restricted stock and other forms of long-term equity awards with time based vesting to provide long-term incentives to our managers.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Revenues of the joint venture, and excluded from our results, were $3.3 million for the three months ended August 31, 2008.

Interest. Interest expense was $1.4 million for the three months ended August 31, 2008 compared to $1.8 million for the three months ended August 31, 2007. The reduction in interest expense is due to decreasing borrowing rates offset by increased debt levels.

Taxes. The provision for income taxes was $3.3 million on pretax income of $8.3 million for the three months ended August 31, 2008. The provision for income taxes was $2.5 million on pretax income of $6.0 million for the three months ended August 31, 2007. The effective tax rate for three months ended August 31, 2008 was 40% compared to 42% for three months ended August 31, 2007. The rate differential is due to the mixture of domestic and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.

Cashflows Attributable to Our Operations. For the three months ended August 31, 2008, cash provided by operating activities was $3.2 million. Net income from continuing operations of $5.0 million and cash used for working capital was $5.1 million. Working capital was adversely affected by $5.4 million of receivables relating to a large project in which we were a subcontractor and in which payment was delayed pending the resolution of a dispute between the general contractor and end customer. Payment of these receivables is expected in our second fiscal quarter.

Cashflows Attributable to Our Investing Activities. For the three months ended August 31, 2008, cash used in investing activities was $5.8 million, consisting primarily of $1.5 million to fund our Alaska joint venture and $4.3 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2009 to be approximately $15 million to $20 million.

Cashflows Attributable to Our Financing Activities. For the three months ended August 31, 2008, cash provided by financing activities was $5.8 million. Borrowings under the Credit Facility provided $4.7 million of cash and $1.5 million was provided by the issuance of our common stock in connection with our stock option compensation plans and was offset by $2.5 million in principal payments under our Credit Facility and other financings.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended May 31, 2008. No significant changes have occurred to those policies except our adoption of FASB No. 157 effective June 1, 2008. FASB No. 157 requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of August 31, 2008: (1) Interest rate swap and (2) Euro denominated long-term debt under our Credit Facility.

As defined in FASB No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. FASB No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for effects of restrictions and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure. As part of adopting FASB No. 157, we did not have a transition adjustment to our retained earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2008, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of fiscal 2009.

PART II—OTHER INFORMATION

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

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Multiple separate lawsuits have been filed against Con Ed and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the city of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the city of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 2007, one of our employees sustained serious injuries as a result of a fire at the Valero McKee Refinery in Sunray, Texas. The employee and his family made a demand on Valero for compensation related to his injuries. Pursuant to the terms of our contract, we indemnified Valero for losses they incurred as a result of claims by our employee. In September, 2008, subsequent to our quarter end, a final settlement was reached among our employee, our insurers, Valero and us. Our insurance provided coverage for the claims subject to our self insured retention. The final settlement did not have a material effect on our consolidated financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Item 1A. Risk Factors beginning on page 5 of our Annual Report on Form 10-K for the year ended May 31, 2008 includes a detailed discussion of our risk factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Our 2008 Annual Meeting of Shareholders was held on September 25, 2008. At that meeting, Messrs., Philip J. Hawk and Louis A. Waters were elected to serve as Class I directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Philip J. Hawk	16,949,996	364,278
Louis A. Waters	16,934,142	380,132

The shareholders also approved the proposal to approve the material terms of the performance goals that may apply to awards under the Team, Inc. 2006 Stock Incentive Plan, as amended and restated effective August 1, 2008, by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
14,148,382	1,215,870	12,232	1,937,790

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Canadian Line of Credit—Loan Agreement

99.2	Team, Inc. Unconditional Guarantee of Canadian Subsidiary Debt

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)
Date: October 9, 2008

/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)