Form 10-Q
period 2008-11-30
TEAM INC
filed 2009-01-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

On December 31, 2008 there were 18,830,109 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	November 30, 2008	May 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,265	$6,600
Receivables, net of allowance of $4,325 and $3,586	135,047	126,854
Inventory	18,941	16,408
Income tax receivable	343	834
Deferred income taxes	785	687
Prepaid expenses and other current assets	5,077	6,831

Total Current Assets	169,458	158,214
Property, plant and equipment, net	57,386	56,138
Intangible assets, net of accumulated amortization of $1,487 and $1,308	1,036	1,276
Goodwill	52,844	62,904
Other assets, net	3,782	1,929

Total Assets	$284,506	$280,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,107	$6,249
Accounts payable	20,086	21,462
Other accrued liabilities	24,335	25,636
Insurance notes payable	1,549	3,397

Total Current Liabilities	52,077	56,744
Deferred income taxes	2,940	6,137
Long-term debt	98,459	96,818

Total Liabilities	153,476	159,699
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,830,109 and 18,580,171 shares issued	5,649	5,574
Additional paid-in capital	61,042	55,250
Retained earnings	72,541	57,367
Accumulated other comprehensive income (loss)	(8,202)	2,571

Total Stockholders’ Equity	131,030	120,762

Total Liabilities and Stockholders’ Equity	$284,506	$280,461

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenues	$148,752	$122,310	$272,090	$225,798
Operating expenses	98,667	80,456	182,896	151,637

Gross margin	50,085	41,854	89,194	74,161
Selling, general and administrative expenses	32,132	27,301	61,790	51,840
Earnings from unconsolidated affiliates	411	—	675	—

Operating income	18,364	14,553	28,079	22,321
Interest expense, net	1,378	1,713	2,825	3,464

Earnings before income taxes	16,986	12,840	25,254	18,857
Provision for income taxes	6,769	5,024	10,080	7,529

Net income	$10,217	$7,816	$15,174	$11,328

Net income per share-Basic	$0.54	$0.43	$0.81	$0.63
Net income per share-Diluted	$0.51	$0.40	$0.76	$0.58
Weighted averages shares outstanding:
Basic	18,823	18,164	18,752	18,044
Diluted	19,853	19,685	19,881	19,550

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net income	$10,217	$7,816	$15,174	$11,328
Foreign currency translation adjustment	(12,907)	154	(19,016)	2,758
Interest rate swap	(213)	(123)	(215)	(581)
Foreign currency hedge	2,171	—	3,489	—
Tax provision	3,127	(59)	4,969	(825)

Comprehensive income	$2,395	$7,788	$4,401	$12,680

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$15,174	$11,328
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(675)	—
Depreciation and amortization	5,940	4,941
Loss on asset sales	8	15
Amortization of deferred loan costs	145	137
Allowance for doubtful accounts	739	1,394
Minority interest in earnings and other	—	(10)
Deferred income taxes	(3,295)	12
Non-cash compensation cost	2,180	1,048
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	(8,932)	(15,994)
Inventories	(2,533)	(1,551)
Prepaid expenses and other current assets	1,754	3,140
Increase (decrease):
Accounts payable	(1,376)	139
Other accrued liabilities	(1,301)	1,764
Income taxes payable	—	2,361
Income taxes receivable	2,709	—

Net cash provided by operating activities	10,537	8,724
Cash Flows From Investing Activities:
Capital expenditures	(8,994)	(14,135)
Proceeds from sale of assets	92	13
Business acquisitions, net of cash acquired	—	(34,528)
Increase in other assets, net	(1,500)	(596)

Net cash used in investing activities	(10,402)	(49,246)
Cash Flows From Financing Activities:
Net borrowings under revolving credit agreements	10,288	43,100
Payments related to term loans and financing arrangements	(3,142)	(2,429)
Tax benefit of stock option exercises	1,980	1,475
Insurance note payments	(1,848)	(2,839)
Proceeds from note receivable	168	119
Loan financing fees	(66)	(69)
Proceeds from exercise of stock options	1,572	1,687

Net cash provided by financing activities	8,952	41,044
Effect Of Exchange Rate Changes On Cash	(6,422)	913

Net increase in cash and cash equivalents	2,665	1,435
Cash and cash equivalents at beginning of period	6,600	4,335

Cash and cash equivalents at end of period	$9,265	$5,770

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

Consolidation. Our consolidated condensed financial statements include the financial statements of Team, Inc. and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is included in earnings from unconsolidated affiliates in our consolidated condensed statements of operations and our investment in these entities is included in other long-term assets as a single amount in our consolidated condensed balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method were $2.3 million and $0.1 million as of November 30, 2008 and May 31, 2008, respectively. Revenues of unconsolidated affiliates not included in our consolidated results were $3.5 million and $8.7 million for the three and six month periods ended November 30, 2008. Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

Income Taxes. We follow the guidance in FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2008 and May 31, 2008, the amount of earned but unbilled revenue included in accounts receivable was $6.9 million and $7.5 million, respectively.

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

There were 647,000 and zero options to purchase shares of common stock outstanding during the three month periods ended November 30, 2008 and 2007, excluded from the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of common shares during the periods. All outstanding options to purchase shares of common stock during the six month periods ended November 30, 2008 and 2007, were included in the computation of diluted earnings per share.

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

Accounting Principles Not Yet Adopted

FASB No. 141R. In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB No. 141R”) which replaces FASB No. 141, Business Combinations. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. We do not anticipate FASB No. 141R will have a material effect on our results of operations, financial position, or cash flows.

FASB No. 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 is effective for fiscal years beginning after November 15, 2008. We do not anticipate FASB No. 161 will have a material effect on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

FASB No. 157. In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 is effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FASB Staff Position No.157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral for the implementation of FASB No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination.

FASB No. 159. In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FASB No. 159”), which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes to fair value for the financial instrument would be reported in earnings. FASB No. 159 is effective June 1, 2008. We did not adopt the fair value option permitted under this statement.

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

In May 2007, the FASB issued Financial Interpretation No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (“FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. In accordance with FIN 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision. Our adoption of FIN 48 was consistent with FIN 48-1. At the beginning of the current year we had liabilities for tax uncertainties of $2.2 million, which included $0.5 million of interest. The statute of limitations for the tax uncertainties expired during the current year. As these liabilities are associated with a prior acquisition, the resultant reduction of recorded liabilities was applied to reduce the balance of goodwill and as such had no effect on our effective tax rate.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with FIN 48 (in thousands):

Balance at May 31, 2008	$2,218
Decrease due to expiration of statute of limitations	(2,218)

Balance at November 30, 2008	$—

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

2. ACQUISITIONS AND DISPOSITIONS

On January 9, 2008 we acquired all the stock of Leak Repair Specam, (“LRS”), a specialty industrial services company. LRS provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition including working capital adjustments, professional fees and net of cash final acquired, was $18.6 million. Financing for the acquisition was obtained through our banking syndicate. Information regarding the allocation of the purchase price to our acquisition, including intangible assets amortizing over five years, is set forth below (in thousands):

(unaudited)
Accounts receivable	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	1,499
Intangible assets—Trade-mark	237
Goodwill	13,737

Total Assets	$22,842

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total Liabilities Assumed	4,283

Net Assets Acquired	$18,559

On June 1, 2007 we acquired all the stock of Aitec, Inc. (“Aitec”). The final purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our banking syndicate. Information regarding the allocation of the purchase price to our acquisition, including intangible assets amortizing over five years, is set forth below (in thousands):

(unaudited)
Accounts receivable	$12,983
Inventory	382
Prepaids and other current assets	1,415
Property, plant and equipment	4,460
Intangible assets—Non-competes	1,250
Goodwill	20,622

Total Assets	$41,112

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total Liabilities Assumed	6,371

Net Assets Acquired	$34,741

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2008 and May 31, 2008 is as follows (in thousands):

	November 30, 2008	May 31, 2008
	(unaudited)
Trade accounts receivable	$132,495	$122,941
Unbilled revenues	6,877	7,499
Allowance for doubtful accounts	(4,325)	(3,586)

Total	$135,047	$126,854

4. INVENTORY

A summary of inventory as of November 30, 2008 and May 31, 2008 is as follows (in thousands):

	November 30, 2008	May 31, 2008
	(unaudited)
Raw materials	$3,353	$2,817
Work in progress	504	498
Finished goods	15,084	13,093

Total	$18,941	$16,408

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2008 and May 31, 2008 is as follows (in thousands):

	November 30, 2008	May 31, 2008
	(unaudited)
Land	$898	$986
Buildings and leasehold improvements	7,687	7,643
Machinery and equipment	79,110	74,063
Furniture and fixtures	1,561	1,508
Computers and computer software	4,902	4,596
Automobiles	2,186	2,273
Construction in progress	8,629	8,559

Total	104,973	99,628
Accumulated depreciation and amortization	(47,587)	(43,490)

Property, plant and equipment, net	$57,386	$56,138

At November 30, 2008 $0.4 million of capitalized interest is included in property, plant and equipment.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2008 and May 31, 2008 is as follows (in thousands):

	November 30, 2008	May 31, 2008
	(unaudited)
Payroll and other compensation expenses	$12,917	$15,111
Insurance accruals	4,856	4,087
Property, sales and other taxes	2,155	1,770
Auto lease rebate	693	992
Other	3,714	3,676

Total	$24,335	$25,636

7. LONG-TERM DEBT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”) bears interest based on a variable Eurodollar rate option

(currently LIBOR plus 1.5%) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At November 30, 2008 there were $1.1 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At November 30, 2008 we were in compliance with all financial covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $6 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR + 1.5% at period end) and mature in May 2012.

A summary of long-term debt as of November 30, 2008 and May 31, 2008 is as follows (in thousands):

	November 30, 2008	May 31, 2008
	(unaudited)
Revolving loan portion of the Credit Facility	$92,118	$92,298
Canadian Line of Credit	4,831	—
Term loan portion of the Credit Facility	7,500	10,500
Software Licensing Note	92	232
Auto loans	25	37

	104,566	103,067
Current maturities	(6,107)	(6,249)

Long-term debt, excluding current maturities	$98,459	$96,818

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

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At November 30, 2008 we were contingently liable for outstanding stand-by letters of credit totaling $6.8 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

8. SHARE—BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2008 there were approximately 2,537,000 stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, restricted stock units and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at November 30, 2008. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.2 million and $1.0 million for the six months ended November 30, 2008 and 2007, respectively, and $1.2 million and $0.6 million for the three months ended November 30, 2008 and 2007, respectively. Tax benefits related to share-based compensation were $2.0 million and $1.5 million for the six months ended November 30, 2008 and 2007, respectively and zero and $0.9 million for the three months ended November 30, 2008 and 2007, respectively. At November 30, 2008, $13.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of three years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting estimated fair value of our stock option awards over the vesting periods of the awards. Stock options generally have a ten year term and become fully exercisable after a period ranging from three to four years from the date of grant. Transactions involving our stock options during the six months ended November 30, 2008 and 2007 are summarized below:

	Six Months Ended November 30, 2008		Six Months Ended November 30, 2007
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,627	$15.37	2,822	$8.60
Changes during the period:
Granted	—	—	630	30.38
Exercised	246	6.38	408	4.16
Canceled	2	30.33	158	12.47

Shares under option, end of period	2,379	16.29	2,886	13.83
Exercisable at end of period	1,414	$11.93	1,396	$7.05

Options exercisable at November 30, 2008 had a weighted average remaining contractual life of 6.3 years. For total options outstanding at November 30, 2008, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	183	$2.32	2.45
$3.21 to $6.41	90	$4.19	4.20
$6.41 to $9.62	561	$8.42	6.10
$9.62 to $12.82	190	$11.24	7.19
$12.82 to $16.03	648	$15.00	7.64
$16.03 to $32.05	707	$30.21	8.89

	2,379	$16.29	7.08

During the three and six months ended November 30, 2008 we granted 27,383 performance awards with a weighted average fair value of $27.53 and 132,761 stock units with a weighted average fair value of $27.39. Performance awards and stock units are either settled with common stock or cash upon vesting. We determine the fair value of each performance award and stock unit based on the intrinsic value of the award, determined as the market price on the date of grant. Performance awards, awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Stock units generally vest over four years, although stock units granted to our non-employee directors vest immediately. Transactions involving our stock units during the six months ended November 30, 2008 are summarized below:

	Six Months Ended November 30, 2008
	No. of Stock Units	Weighted Average Fair Value
Stock units, beginning of period	—	$—
Changes during the period:
Granted	132,761	27.53
Vested and settled	2,032	36.91
Canceled	—	—

Stock units, end of period	130,729	$27.38

9. ENTITY WIDE DISCLOSURES

Revenues and long-lived assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$98,856	$93,039	$177,795	$169,084
Canada	36,844	25,149	70,041	48,706
Europe	7,899	499	14,162	905
Other foreign countries	5,153	3,623	10,092	7,103

Total	$148,752	$122,310	$272,090	$225,798

	November 30, 2008	May 31, 2008
	(unaudited)
Total Assets
United States	$152,815	$169,491
Canada	94,963	73,788
Europe	24,968	25,800
Other foreign countries	11,760	11,382

Total	$284,506	$280,461

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2008. As required by FASB No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Euro denominated long-term debt	$—	$2,327	$—	$2,327

Total Assets	$—	$2,327	$—	$2,327

Liabilities:
Interest rate swap	$—	$886	$—	$886

Total Liabilities	$—	$886	$—	$886

Total Net Liability	$—	$1,441	$—	$1,441

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2008. Due to recent events, additional risk factors that may effect our forward-looking statements include:

The current worldwide financial crisis may affect our customer base, subcontractors and suppliers and could materially affect our profits. The current worldwide financial crisis has reduced the availability of liquidity and credit. Continued disruption of the credit markets could adversely affect our customers ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under our Credit Facility on favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

Fluctuations in commodity prices may affect our customer’s investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards. Commodity prices can affect our customers in a number of ways. Fluctuations in commodity prices can have a direct effect on our customers’ profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress. Our customers may defer new investment or cancel or delay existing projects.

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

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

The following table sets forth the components of revenue and operating income from our operations for the three months ended November 30, 2008 and 2007 (in thousands):

	Three Months ended November 30, 2008	Three Months ended November 30, 2007	Increase
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$76,126	$73,396	$2,730	4%
TMS division	72,626	48,914	23,712	48%

Total revenues	148,752	122,310	26,442	22%
Gross Margin:
TCM division	23,465	23,369	96	—
TMS division	26,620	18,485	8,135	44%

Total gross margin	50,085	41,854	8,231	20%
SG&A Expenses:
Field operations	27,082	23,254	3,828	16%
Corporate costs	5,050	4,047	1,003	25%

Total SG&A	32,132	27,301	4,831	18%
Earnings From Unconsolidated Affiliates	411	—	411	100%

Operating Income	$18,364	$14,553	$3,811	26%

Revenues. Our revenues for the three months ended November 30, 2008 were $148.8 million compared to $122.3 million for the three months ended November 30, 2007, an increase of $26.4 million or 22%. Our revenues for the three months ended November 30, 2008 include incremental revenues associated with the recent LRS acquisition of $7.4 million. Revenues for our TCM division for the three months ended November 30, 2008 were $76.1 million compared to $73.4 million for the three months ended November 30, 2007, an increase of $2.7 million or 4%. Revenues of unconsolidated affiliates not included in our results for the three months ended November 30, 2008, and attributable to our TCM division, were $3.5 million. Revenues for our TMS division (inclusive of LRS) for the three months ended November 30, 2008 were $72.6 million compared to $48.9 million for the three months ended November 30, 2007, an increase of $23.7 million, or 48%. TMS division organic growth was 33%. Euro and Canadian foreign currency exchange rates adversely impacted our revenue growth by approximately $5.9 million.

Gross Margin. Our gross margin for the three months ended November 30, 2008 was $50.1 million compared to $41.9 million for the three months ended November 30, 2007, an increase of $8.2 million or 20%. Gross margin as a percentage of revenue was 34% for the three months ended November 30, 2008 and 2007. Gross margin for our TCM division for the three months ended November 30, 2008 was $23.5 million compared to $23.4 million for the three months ended November 30, 2007, an increase of approximately $0.1 million. Gross margin for our TMS division (inclusive of LRS) was $26.6 million for the three months ended November 30, 2008 compared to $18.5 million for the three months ended November 30, 2007, an increase of $8.1 million or 44%.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended November 30, 2008 was $32.1 million compared to $27.3 million for the three months ended November 30, 2007, an increase of $4.8 million or 18%. Approximately $3.8 million of the increase in SG&A was due to field operations and $1.0 million of the increase was due to centralized corporate support costs. The $1.0 million increase in corporate support costs in the current period included a $0.6 million increase in share-based employee compensation expense and cost directly attributable to hurricanes of $0.7 million (damages and repairs). SG&A as a percentage of revenue was 22% for the three months ended November 30, 2008, consistent with the three months ended November 30, 2007.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Revenues of the joint venture, and excluded from our results, were $3.5 million for the three months ended November 30, 2008.

Interest. Interest expense was $1.4 million for the three months ended November 30, 2008 compared to $1.7 million for the three months ended November 30, 2007. The reduction in interest expense is due to decreasing borrowing rates offset by increased debt levels.

Taxes. The provision for income taxes was $6.8 million on pretax income of $17.0 million for the three months ended November 30, 2008. The provision for income taxes was $5.0 million on pretax income of $12.8 million for the three months ended November 30, 2007. The effective tax rate for the three months ended November 30, 2008 was 40% compared to 39% for the three months ended November 30, 2007. The rate differential is due to the mixture of domestic and foreign taxes to which the income is subject.

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

The following table sets forth the components of revenue and operating income from our operations for the six months ended November 30, 2008 and 2007 (in thousands):

	Six Months ended November 30, 2008	Six Months ended November 30, 2007	Increase
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$141,381	$133,195	$8,186	6%
TMS division	130,709	92,603	38,106	41%

Total revenues	272,090	225,798	46,292	21%
Gross Margin:
TCM division	43,534	40,295	3,239	8%
TMS division	45,660	33,866	11,794	35%

Total gross margin	89,194	74,161	15,033	20%
SG&A Expenses:
Field operations	51,626	44,099	7,527	17%
Corporate costs	10,164	7,741	2,423	31%

Total SG&A	61,790	51,840	9,950	19%
Earnings From Unconsolidated Affiliates	675	—	675	100%

Operating Income	$28,079	$22,321	$5,758	26%

Revenues. Our revenues for the six months ended November 30, 2008 were $272.1 million compared to $225.8 million for the six months ended November 30, 2007, an increase of $46.3 million or 21%. Our revenues for the six months ended November 30, 2008 include incremental revenues associated with the recent LRS acquisition of $13.3 million. Revenues for our TCM division for the six months ended November 30, 2008 were $141.4 million compared to $133.2 million for the six months ended November 30, 2007, an increase of $8.2 million or 6%. Revenues of unconsolidated affiliates not included in our results for the six months ended November 30, 2008, and attributable to our TCM division, were $8.7 million. Revenues for our TMS division (inclusive of LRS) for the six months ended November 30, 2008 were $130.7 million compared to $92.6 million for the six months ended November 30, 2007, an increase of $38.1 million, or 41%. TMS division organic growth was 27%. Euro and Canadian foreign currency exchange rates adversely impacted our revenue growth by approximately $3.3 million.

Gross Margin. Our gross margin for the six months ended November 30, 2008 was $89.2 million compared to $74.2 million for the six months ended November 30, 2007, an increase of $15.0 million or 20%. Gross margin as a percentage of revenue was 33% for the six months ended November 30, 2008 and 2007. Gross margin for our TCM division for the six months ended November 30, 2008 was $43.5 million compared to $40.3 million for the six months ended November 30, 2007, an increase of $3.2 million or 8%. Gross margin for our TMS division (inclusive of LRS) was $45.7 million for the six months ended November 30, 2008 compared to $33.9 million for the period ended November 30, 2007, an increase of $11.8 million or 35%.

Selling, General, and Administrative Expenses. Our SG&A for the six months ended November 30, 2008 was $61.8 million compared to $51.8 million for the six months ended November 30, 2007, an increase of $10.0 million or 19%. Approximately $7.5 million of the increase in SG&A was due to field operations and $2.4 million of the increase was due to centralized corporate support costs. The $2.4 million increase in corporate support costs in the current period included a $1.2 million increase in share-based employee compensation expense and $0.7 million of costs directly attributable to hurricane (damages and repairs). SG&A as a percentage of revenue was 23% for the six months ended November 30, 2008, consistent with the six months ended November 30, 2007.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Revenues of the joint venture, and excluded from our results, were $8.7 million for the six months ended November 30, 2008.

Interest. Interest expense was $2.8 million for the six months ended November 30, 2008 compared to $3.5 million for the six months ended November 30, 2007. The reduction in interest expense is due to decreasing borrowing rates offset by increased debt levels.

Taxes. The provision for income taxes was $10.1 million on pretax income of $25.3 million for the six months ended November 30, 2008. The provision for income taxes was $7.5 million on pretax income of $18.9 million for the six months ended November 30, 2007. The effective tax rate for the six months ended November 30, 2008 and 2007 was 40%.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.

Cashflows Attributable to Our Operations. For the six months ended November 30, 2008, cash provided by operating activities was $10.5 million. Net income from continuing operations of $15.2 million and cash used for working capital was $9.7 million. Working capital was adversely affected by approximately $5 million of receivables relating to a large project in which we were a subcontractor and in which payment was delayed pending the resolution of a dispute between the general contractor and end customer. Payment of these receivables occurred in December 2008, subsequent to period end.

Cashflows Attributable to Our Investing Activities. For the six months ended November 30, 2008, cash used in investing activities was $10.4 million, consisting primarily of $1.5 million to fund our Alaska joint venture and $9.0 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2009 to be approximately $15 million to $20 million.

Cashflows Attributable to Our Financing Activities. For the six months ended November 30, 2008, cash provided by financing activities was $9.1 million. Borrowings under the Credit Facility and Canadian Line of Credit provided $10.3 million of cash and $1.7 million was provided by the issuance of our common stock in connection with our stock option compensation plans and was offset by $3.1 million in principal payments under our Credit Facility and other financings.

Effect of Exchange Rate Changes On Cash. For the six months ended November 30, 2008, the effect of exchange rate changes on cash was a negative impact of $6.6 million. We have significant operations in Europe and Canada and the negative impact is primarily due to the currency volatility between the US and these economies. During the six months ended November 30, 2008 the exchange rate with the Euro decreased from $1.55 per Euro to $1.27 per Euro, a decrease of 18%. During the same period, the exchange rate with the Canadian Dollar decreased from near parity with the US Dollar to $0.81 per Canadian Dollar, a decrease of 19%.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended May 31, 2008. No significant changes have occurred to those policies except our adoption of FASB No. 157 effective June 1, 2008. FASB No. 157 requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of November 30, 2008: (1) Interest rate swap, (2) Euro denominated long-term debt under our Credit Facility and (3) Canadian Dollar denominated long-term debt under our Canadian Line of Credit.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2008 the exchange rate with the Euro decreased from $1.55 per Euro to $1.27 per Euro, a decrease of 18%. During the same period, the exchange rate with the Canadian Dollar decreased from near parity with the U.S. Dollar to $0.81 per Canadian Dollar, a decrease of 19%. For foreign subsidiaries whose function currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $12.9 million and $19.0 million of foreign currency translation losses in comprehensive income for the three and six months ended November 30, 2008, respectively.

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

We carry Canadian Dollar based debt on our Canadian Line of Credit. The Canadian Line of Credit supports the operating and investing activities of our Canadian operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to our Canadian Line of Credit and our investment in our Canadian operations.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2008, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of fiscal 2009.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In October 2008, a final settlement was reached among all of the parties in a lawsuit styled Paulette Barker, as named Executor for the Estate of Robert Barker, et. al. v. Emmett J. Lescroart, Michael Urban, Team, Inc. et. al., Case Number 355868-402 in the Probate Court #1, Harris County, Texas. The final settlement did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Multiple separate lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the city of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the city of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 2007, one of our employees sustained serious injuries as a result of a fire at the Valero McKee Refinery in Sunray, Texas. The employee and his family made a demand on Valero for compensation related to his injuries. Pursuant to the terms of our contract, we indemnified Valero for losses they incurred as a result of claims by our employee. In September, 2008, a final settlement was reached among our employee, our insurers, Valero and us. Our insurance provided coverage for the claims subject to our self insured retention. The final settlement did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

NONE

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
Date: January 8, 2009
/s/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)