Form 10-Q
period 2009-02-28
TEAM INC
filed 2009-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

On March 31, 2009 there were 18,836,709 shares of the Registrant’s common stock outstanding.

TEAM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	February 28, 2009	May 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,176	$6,600
Receivables, net of allowance of $3,701 and $3,586	104,827	126,854
Inventory	20,103	16,408
Income tax receivable	3,594	834
Deferred income taxes	734	687
Prepaid expenses and other current assets	3,882	6,831

Total Current Assets	150,316	158,214
Property, plant and equipment, net	58,300	56,138
Intangible assets, net of accumulated amortization of $1,588 and $1,308	890	1,276
Goodwill	52,002	62,904
Other assets, net	2,773	1,929

Total Assets	$264,281	$280,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,264	$6,249
Accounts payable	15,842	21,462
Other accrued liabilities	24,769	25,636
Insurance notes payable	623	3,397
Federal and state income taxes	7	—

Total Current Liabilities	47,505	56,744
Deferred income taxes	2,164	6,137
Long-term debt	81,301	96,818

Total Liabilities	130,970	159,699
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 18,837,000 and 18,580,000 shares issued	5,651	5,574
Additional paid-in capital	61,930	55,250
Retained earnings	74,722	57,367
Accumulated other comprehensive (loss) income	(8,992)	2,571

Total Stockholders’ Equity	133,311	120,762

Total Liabilities and Stockholders’ Equity	$264,281	$280,461

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues	$104,266	$108,823	$376,356	$334,621
Operating expenses	74,312	75,200	257,208	226,837

Gross margin	29,954	33,623	119,148	107,784
Selling, general and administrative expenses	26,643	27,118	88,433	78,955
Earnings from unconsolidated affiliates	159	—	834	—

Operating income	3,470	6,505	31,549	28,829
Interest expense, net	1,141	1,618	3,966	5,085

Earnings before income taxes	2,329	4,887	27,583	23,744
Provision for income taxes	148	1,953	10,228	9,482

Net income	$2,181	$2,934	$17,355	$14,262

Net income per share-Basic	$0.12	$0.16	$0.92	$0.79
Net income per share-Diluted	$0.11	$0.15	$0.88	$0.73
Weighted averages shares outstanding:
Basic	18,833	18,339	18,778	18,138
Diluted	19,637	19,816	19,821	19,649

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income	$2,181	$2,934	$17,355	$14,262
Foreign currency translation adjustment	(1,708)	1,205	(20,724)	3,963
Interest rate swap	(19)	(542)	(233)	(1,118)
Foreign currency hedge	218	(632)	3,707	(632)
Tax provision	717	(458)	5,687	(1,283)

Comprehensive income	$1,389	$2,507	$5,792	$15,192

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash Flows From Operating Activities:
Net income	$17,355	$14,262
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(834)	—
Depreciation and amortization	9,027	8,020
Loss on asset sales	10	17
Amortization of deferred loan costs	223	207
Allowance for doubtful accounts	115	1,481
Minority interest in earnings and other	—	(10)
Deferred income taxes	1,701	1,092
Non-cash compensation cost	3,384	2,217
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Receivables	12,725	(3,464)
Inventory	(4,103)	(3,216)
Prepaid expenses and other current assets	2,816	5,177
Increase (decrease):
Accounts payable	(4,987)	129
Other accrued liabilities	353	4,818
Income taxes payable/receivable	(1,012)	2,551

Net cash provided by operating activities	36,773	33,281
Cash Flows From Investing Activities:
Capital expenditures	(13,267)	(18,305)
Proceeds from sale of assets	125	17
Business acquisitions, net of cash acquired	—	(52,323)
Acquisition of minority interest	—	(297)
Increase in other assets, net	(519)	(1,247)

Net cash used in investing activities	(13,661)	(72,155)
Cash Flows From Financing Activities:
Net (payments) borrowings under revolving credit agreements	(7,310)	48,418
Payments related to term loans and financing arrangements	(4,485)	(3,266)
Tax benefit of stock option exercises	1,615	1,267
Insurance note payments	(2,774)	(4,152)
Proceeds from exercise of stock options	1,754	2,615

Net cash (used) provided by financing activities	(11,200)	44,882
Effect Of Exchange Rate Changes On Cash	(1,336)	1,714

Net increase in cash and cash equivalents	10,576	7,722
Cash and cash equivalents at beginning of period	6,600	4,335

Cash and cash equivalents at end of period	$17,176	$12,057

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

Consolidation. Our consolidated condensed financial statements include the financial statements of Team, Inc. and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is included in earnings from unconsolidated affiliates in our consolidated condensed statements of operations and our investment in these entities is included in other long-term assets as a single amount in our consolidated condensed balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method were $1.4 million and $0.1 million as of February 28, 2009 and May 31, 2008, respectively. Revenues from unconsolidated affiliates not reflected in consolidated revenues were $1.9 million and $10.6 million for the three and nine months ended February 28, 2009, respectively.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2009 and May 31, 2008, the amount of earned but unbilled revenue included in accounts receivable was $5.4 million and $7.5 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the assumed vesting and settlement of stock units and performance awards. There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and the assumed vesting and settlement of stock units and performance awards.

There were 695,250 and zero options to purchase shares of common stock outstanding during the three month periods ended February 28, 2009 and February 29, 2008, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 635,250 and 648,000 options to purchase shares of common stock outstanding during the nine month periods ended February 28, 2009 and February 29, 2008, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

Newly Adopted Accounting Principles

FASB No. 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows. Our derivative activities are further discussed in Footnote 7 and 11 of this document.

FASB No. 157. In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 is effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FASB Staff Position No. 157- 2, Effective Date of FASB Statement No. 157, which provided a one-year deferral for the implementation of FASB No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination.

FASB No. 159. In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FASB No. 159”), which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes to fair value for the financial instrument would be reported in earnings. FASB No. 159 was effective June 1, 2008. We did not adopt the fair value option permitted under this statement.

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

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with FIN 48 (in thousands):

Balance at May 31, 2008	$2,218
Decrease due to expiration of statute of limitations	(2,218)
Increase due to tax position related to the current year	66
Increase due to tax positions of prior years	55

Balance at February 28, 2009	$121

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

(unaudited)
Receivables	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	1,499
Intangible assets—Trade-mark	237
Goodwill	13,737

Total Assets	$22,842

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total Liabilities Assumed	4,283

Net Assets Acquired	$18,559

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

(unaudited)
Receivables	$12,983
Inventory	382
Prepaids and other current assets	1,415
Property, plant and equipment	4,460
Intangible assets—Non-competes	1,250
Goodwill	20,622

Total Assets	$41,112

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total Liabilities Assumed	6,371

Net Assets Acquired	$34,741

3. RECEIVABLES

A summary of accounts receivable as of February 28, 2009 and May 31, 2008 is as follows (in thousands):

	February 28, 2009	May 31, 2008
	(unaudited)
Trade accounts receivable	$103,144	$122,943
Unbilled revenues	5,384	7,497
Allowance for doubtful accounts	(3,701)	(3,586)

Total	$104,827	$126,854

4. INVENTORY

A summary of inventory as of February 28, 2009 and May 31, 2008 is as follows (in thousands):

	February 28, 2009	May 31, 2008
	(unaudited)
Raw materials	$3,472	$2,817
Work in progress	614	498
Finished goods	16,017	13,093

Total	$20,103	$16,408

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2009 and May 31, 2008 is as follows (in thousands):

	February 28, 2009	May 31, 2008
	(unaudited)
Land	$884	$986
Buildings and leasehold improvements	7,743	7,643
Machinery and equipment	81,473	74,063
Furniture and fixtures	1,596	1,508
Computers and computer software	5,062	4,596
Automobiles	2,201	2,273
Construction in progress	9,916	8,559

Total	108,875	99,628
Accumulated depreciation and amortization	(50,575)	(43,490)

Property, plant and equipment, net	$58,300	$56,138

At February 28, 2009 $0.4 million of capitalized interest is included in property, plant and equipment.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2009 and May 31, 2008 is as follows (in thousands):

	February 28, 2009	May 31, 2008
	(unaudited)
Payroll and other compensation expenses	$15,043	$15,111
Insurance accruals	4,451	4,087
Property, sales and other taxes	1,570	1,770
Auto lease rebate	544	992
Other	3,161	3,676

Total	$24,769	$25,636

7. LONG-TERM DEBT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”) bears interest based on a variable Eurodollar rate option (LIBOR plus 1.5% at period end) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At February 28, 2009 there were $1.0 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At February 28, 2009 we were in compliance with all financial covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $5.8 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR + 1.5% at period end) and mature in May 2012.

In February 2009, we entered into a three-year enterprise agreement with a vendor for server and desktop volume licensing with software assurance. Financing for the agreement was provided by the vendor under a three year non-interest bearing note (the “Software Licensing Note”). The Software Licensing Note has been discounted at approximately 3.5%, which was our effective borrowing rate at the time we entered into the agreement, and the discount of $0.1 million is being amortized to interest expense over a three year period.

A summary of long-term debt as of February 28, 2009 and May 31, 2008 is as follows (in thousands):

	February 28, 2009	May 31, 2008
	(unaudited)
Revolving loan portion of the Credit Facility	$80,720	$92,298
Canadian Line of Credit	—	—
Term loan portion of the Credit Facility	6,000	10,500
Software Licensing Note	822	232
Auto loans	23	37

	87,565	103,067
Current maturities	(6,264)	(6,249)

Long-term debt, excluding current maturities	$81,301	$96,818

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB No. 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter party will not fulfill the terms of the contract. We considered counter party credit risk to our derivative contracts when valuing our derivative instruments.

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

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At February 28, 2009 we were contingently liable for outstanding stand-by letters of credit totaling $6.8 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

8. SHARE—BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2009 there were approximately 2,514,000 stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at February 28, 2009. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.4 million and $2.2 million for the nine months ended February 28, 2009 and February 29, 2008, respectively, and $1.4 million and $1.2 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Tax benefits related to share-based compensation were $1.6 million and $1.3 million for the nine months ended February 28, 2009 and February 29, 2008, respectively and $(0.4) million and $1.0 million for the three months ended February 28, 2009 and February 29, 2008, respectively. At February 28, 2009, $11.8 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of three years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting estimated fair value of our stock option awards over the vesting periods of the awards. Stock options generally have a ten year term and become fully exercisable after a period ranging from three to four years from the date of grant. Transactions involving our stock options during the nine months ended February 28, 2009 and February 29, 2008 are summarized below:

	Nine Months Ended February 28, 2009		Nine Months Ended February 29, 2008
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,627	$15.37	2,822	$8.58
Changes during the period:
Granted	—	—	715	30.20
Exercised	(253)	6.41	(580)	4.42
Canceled	(16)	28.60	(164)	12.32

Shares under option, end of period	2,358	16.24	2,793	14.84
Exercisable at end of period	1,450	$12.03	1,279	$7.78

Options exercisable at February 28, 2009 had a weighted average remaining contractual life of 6.1 years. For total options outstanding at February 28, 2009, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	183	$2.32	2.21
$3.21 to $6.41	90	4.19	3.96
$6.41 to $9.62	554	8.43	5.86
$9.62 to $12.82	190	11.24	6.94
$12.82 to $16.03	646	15.00	7.36
$16.03 to $32.05	695	30.20	8.61

	2,358	$16.24	6.81

Performance awards and stock units are either settled with common stock or cash upon vesting. We determine the fair value of each performance award and stock unit based on the intrinsic value of the award, determined as the market price on the date of grant. Performance awards, awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Stock units generally vest over four years, although stock units granted to our non-employee directors vest immediately. During the nine months ended February 28, 2009 and February 29, 2008 we granted 27,383 and zero performance awards with a weighted average fair value of $27.39 and zero, respectively. Transactions involving our stock units during the nine months ended February 28, 2009 are summarized below:

	Nine Months Ended February 28, 2009
	No. of Stock Units	Weighted Average Fair Value
Stock units, beginning of period	—	$—
Changes during the period:
Granted	133,100	27.53
Vested and settled	(2,032)	36.91
Canceled	(2,120)	27.39

Stock units, end of period	128,948	$27.39

9. ENTITY WIDE DISCLOSURES

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$78,633	$80,553	$256,428	$249,637
Canada	19,274	21,712	89,315	70,418
Europe	2,136	4,122	16,298	4,572
Other foreign countries	4,223	2,436	14,315	9,994

Total	$104,266	$108,823	$376,356	$334,621

	February 28, 2009	May 31, 2008
	(unaudited)
Total Assets
United States	$148,140	$169,491
Canada	79,941	73,788
Europe	24,121	25,800
Other foreign countries	12,079	11,382

Total	$264,281	$280,461

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2009. As required by FASB No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Euro denominated long-term debt	$—	$2,545	$—	$2,545

Total Assets	$—	$2,545	$—	$2,545

Liabilities:
Interest rate swap	$—	$905	$—	$905

Total Liabilities	$—	$905	$—	$905

Total Net Asset	$—	$1,640	$—	$1,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The current worldwide financial crisis and economic recession may affect our customer base, subcontractors and suppliers and could result in reduced pricing for our services or a reduction in demand for our services. The current worldwide financial crisis and economic recession has reduced the availability of liquidity and credit and, in many cases, reduced demand for ours customer’s products. Continued disruption of the credit markets could also adversely affect our customers ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under our Credit Facility on favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

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

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

The following table sets forth the components of revenue and operating income from our operations for the three months ended February 28, 2009 and February 29, 2008 (in thousands):

	Three Months ended February 28, 2009	Three Months ended February 29, 2008	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$56,144	$59,110	$(2,966)	-5%
TMS division	48,122	49,713	(1,591)	-3%

Total revenues	104,266	108,823	(4,557)	-4%
Gross Margin:
TCM division	14,608	15,838	(1,230)	-8%
TMS division	15,346	17,785	(2,439)	-14%

Total gross margin	29,954	33,623	(3,669)	-11%
SG&A Expenses:
Field operations	21,443	22,492	(1,049)	-5%
Corporate costs	5,200	4,626	574	12%

Total SG&A	26,643	27,118	(475)	-2%
Earnings from unconsolidated affiliates	159	—	159	100%

Operating income	$3,470	$6,505	$(3,035)	-47%

Revenues. While several customer segments are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas. Our revenues for the three months ended February 28, 2009 were $104.3 million compared to $108.8 million for the three months ended February 29, 2008, a decrease of $4.6 million or 4%. Euro and Canadian foreign currency exchange rates also adversely impacted our revenue growth by approximately $6.6 million. Revenues for our TCM division for the three months ended February 28, 2009 were $56.1 million compared to $59.1 million for the three months ended February 29, 2008, a decrease of $3.0 million or 5%. Revenues of unconsolidated affiliates accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $1.9 million. Revenues for our TMS division (inclusive of LRS) for the three months ended February 28, 2009 were $48.1 million compared to $49.7 million for the three months ended February 29, 2008, a decrease of $1.6 million, or 3%. Our revenues for the three months ended February 28, 2009 include incremental revenues associated with the recent LRS acquisition of $0.9 million.

Gross Margin. Our gross margin for the three months ended February 28, 2009 was $30.0 million compared to $33.6 million for the three months ended February 29, 2008, a decrease of $3.7 million or 11%. Gross margin as a percentage of revenue was 29% for the three months ended February 28, 2009 and 31% for the three months ended February 29, 2008. Gross margin for our TCM division for the three months ended February 28, 2009 was $14.6 million compared to $15.8 million for the three months ended February 29, 2008, a decrease of approximately $1.2 million or 8%. Gross margin as a percentage of revenue for the TCM division remained relatively consistent. Gross margin for our TMS division was $15.3 million for the three months ended February 28, 2009 compared to $17.8 million for the three months ended February 29, 2008, a decrease of $2.4 million or 14%. Gross margin as a percentage of revenue for the TMS division was 32% for the current period compared to 36% in the prior period. The decline in gross margin as a percentage of revenue for the TMS division was due to a less profitable mix of projects, specifically, the TMS division benefited from a very profitable larger project in the prior year quarter.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended February 28, 2009 was $26.6 million compared to $27.1 million for the three months ended February 29, 2008, a decrease of $0.5 million or 2%. The decrease in SG&A was primarily due to reduced expenditures in our field operations offset by $0.6 million increase in corporate support cost. The corporate support costs in the current period included $0.4 million of severance cost relating to a reduction in force and a $0.2 million increase in share-based employee compensation expense. SG&A as a percentage of revenue was 26% for the three months ended February 28, 2009 and 25% for the three months ended February 29, 2008.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $1.1 million for the three months ended February 28, 2009 compared to $1.6 million for the three months ended February 29, 2008. The reduction in interest expense is due to decreasing borrowing rates offset by increased debt levels.

Taxes. The provision for income taxes was $0.1 million on pretax income of $2.3 million for the three months ended February 28, 2009 and $2.0 million on pretax income of $4.9 million for the three months ended February 29, 2008. The effective tax rate for the three months ended February 28, 2009 was 6%. The rate differential is due to the mixture of domestic and foreign taxes to which the income is subject and also reflects the inclusion of $0.6 million of tax credits recognized during the current period relating to research and development and human resource initiatives.

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

The following table sets forth the components of revenue and operating income from our operations for the nine months ended February 28, 2009 and February 29, 2008 (in thousands):

	Nine Months ended February 28, 2009	Nine Months ended February 29, 2008	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$197,525	$192,305	$5,220	3%
TMS division	178,831	142,316	36,515	26%

Total revenues	376,356	334,621	41,735	12%
Gross Margin:
TCM division	58,141	56,232	1,909	3%
TMS division	61,007	51,552	9,455	18%

Total gross margin	119,148	107,784	11,364	11%
SG&A Expenses:
Field operations	73,070	66,586	6,484	10%
Corporate costs	15,363	12,369	2,994	24%

Total SG&A	88,433	78,955	9,478	12%
Earnings from unconsolidated affiliates	834	—	834	100%

Operating income	$31,549	$28,829	$2,720	9%

Revenues. While several customer segments are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing a more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas. Our revenues for the nine months ended February 28, 2009 were $376.4 million compared to $334.6 million for the nine months ended February 29, 2008, an increase of $41.7 million or 12%. Euro and Canadian foreign currency exchange rates also adversely impacted our revenue growth by approximately $14.9 million. Revenues for our TCM division for the nine months ended February 28, 2009 were $197.5 million compared to $192.3 million for the nine months ended February 29, 2008, an increase of $5.2 million or 3%. Revenues of unconsolidated affiliates accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $10.6 million. Revenues for our TMS division (inclusive of LRS) for the nine months ended February 28, 2009 were $178.8 million compared to $142.3 million for the nine months ended February 29, 2008, an increase of $36.5 million or 26%. Our revenues for the nine months ended February 28, 2009 include incremental revenues associated with the recent LRS acquisition of $14.2 million.

Gross Margin. Our gross margin for the nine months ended February 28, 2009 was $119.1 million compared to $107.8 million for the nine months ended February 29, 2008, an increase of $11.4 million or 11%. Gross margin as a percentage of revenue was 32% for the nine months ended February 28, 2009 and February 29, 2008. Gross margin for our TCM division for the nine months ended February 28, 2009 was $58.1 million compared to $56.2 million for the nine months ended February 29, 2008, an increase of $1.9 million or 3%. Gross margin as a percentage of revenue for the TCM division remained relatively consistent. Gross margin for our TMS division was $61.0 million for the nine months ended February 28, 2009 compared to $51.6 million for the period ended February 29, 2008, an increase of $9.5 million or 18%. Gross margin as a percentage of revenue for the TMS division was 34% for the current period compared to 36% in the prior period. The decline in gross margin as a percentage of revenue for the TMS division was due to a less profitable mix of projects, specifically, the TMS division benefited from a very profitable larger project in the prior year.

Selling, General, and Administrative Expenses. Our SG&A for the nine months ended February 28, 2009 was $88.4 million compared to $79.0 million for the nine months ended February 29, 2008, an increase of $9.5 million or 12%. The increase in SG&A was due to a $6.5 million increase in expenditures in our field operations and a $3.0 million increase in corporate support costs. The increase in corporate support costs in the current period included a $1.3 million increase in share-based employee compensation expense, $0.7 million of costs directly attributable to hurricane (damages and repairs) and $0.4 million of severances related to a reduction in the work force. SG&A as a percentage of revenue was 23% for the nine months ended February 28, 2009, consistent with the nine months ended February 29, 2008.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $4.0 million for the nine months ended February 28, 2009 compared to $5.1 million for the nine months ended February 29, 2008. The reduction in interest expense is due to decreasing borrowing rates and decreased debt levels.

Taxes. The provision for income taxes was $10.2 million on pretax income of $27.6 million for the nine months ended February 28, 2009 and $9.5 million on pretax income of $23.7 million for the nine months ended February 29, 2008. The effective tax rate for the nine months ended February 2009 was 37% and for the nine months ended 2008 was 40%. The rate differential is due to the mixture of domestic and foreign taxes to which the income is subject and also reflects the inclusion of $0.6 million of tax credits recognized during the current period relating to research and development and human resource initiatives.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs. At February 28, 2009 we had $17.2 million of cash on hand and $63.3 million of available borrowing capacity through our banking syndicate.

Cashflows Attributable to Our Operations. For the nine months ended February 28, 2009, cash provided by operating activities was $36.8 million. Net income from continuing operations was $17.4 million, depreciation and amortization was $9.0 million, non-cash compensation cost was $3.4 million and cash generated by reductions in working capital was $5.8 million.

Cashflows Attributable to Our Investing Activities. For the nine months ended February 28, 2009, cash used in investing activities was $13.7 million, consisting primarily of $13.3 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2009 to be approximately $15 million.

Cashflows Attributable to Our Financing Activities. For the nine months ended February 28, 2009, cash used by financing activities was $11.2 million. Repayments under the Credit Facility, Canadian Line of Credit and Term Loan used $11.8 million of cash and payments under our other financings arrangements were $2.8 million.

Effect of Exchange Rate Changes On Cash. For the nine months ended February 28, 2009, the effect of exchange rate changes on cash was a negative impact of $1.3 million. We have significant operations in Europe and Canada and the negative impact is primarily due to the currency volatility between the US and these economies.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended May 31, 2008. No significant changes have occurred to those policies except our adoption of FASB No. 157 effective June 1, 2008. FASB No. 157 requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of February 28, 2009: (1) Interest rate swap, (2) Euro denominated long-term debt under our Credit Facility.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 28, 2009 the exchange rate with the Euro decreased from $1.55 per Euro to $1.27 per Euro, a decrease of 18%. During the same period, the exchange rate with the Canadian Dollar decreased from near parity with the U.S. Dollar to $0.79 per Canadian Dollar, a decrease of 21%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $1.7 million and $20.7 million of foreign currency translation losses in other comprehensive income for the three and nine months ended February 28, 2009, respectively.

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

Limitations on Effectiveness of Control. Our management, including the principal executive and financial officers, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of fiscal 2009.

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

Item 1A. Risk Factors beginning on page 5 of our Annual Report on Form 10-K for the year ended May 31, 2008, and supplemented by page 19 of this 10Q, includes a detailed discussion of our risk factors.

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

TEAM, INC. (Registrant)

Date: April 8 , 2009	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)