Form 10-K
period 2009-05-31
TEAM INC
filed 2009-08-11
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):            Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the completion of the most recent second quarter:
Voting common stock (November 30, 2008)	$443,655,396

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates. The 5% beneficial owners have been determined based on summarized December 31, 2008 Section 13 filings.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of July 31, 2009                         Common Stock, par value $.30 per share                         18,853,037 shares

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2009.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2009 Proxy Statement and are incorporated herein by reference. A copy of the 2009 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

PART I

ITEM 1.	BUSINESS

General Information

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

Narrative Description of Business

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, pulp and paper, steel industries, municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors and end users, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach. For our fiscal year ended May 31, 2009, our revenues by geographic region originated in the United States (70%), Canada (23%), Europe (5%) and other foreign locations (2%). While we continue to develop different types of services and products which meet the needs of our customers, the following discussion describes the primary services we currently offer:

Leak Repair Services.    Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment. Our on-stream repairs utilize both standard and custom-designed clamps and enclosures for piping systems. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during turnarounds. Our leak repair services involve inspection of the leak by our field crew who record pertinent information about the faulty part of the system and transmit the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our ISO-9001 certified manufacturing centers and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.

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

Emissions Control Services.    We provide fugitive volatile organic chemical (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with U.S. Environmental Protection Agency (“EPA”) and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

Field Machining Services; Technical Bolting.    We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complimentary service to field machining during turnaround or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance turnarounds or expansion projects. Additional services include bolt disassembly and hot bolting, which is a process to remove and replace a bolt as the process is operating.

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

Non-destructive Testing Services.    We offer inspection and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. Our inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, and higher end robotic and newly developed advanced technology systems. Many of the visual inspection programs we provide require specialized training to industry and regulatory standards. Inspection services are marketed to our traditional industrial customer base, and customers outside our traditional customer base such as the aerospace and automotive industries. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs which are designed to meet or exceed industry standards.

Field Heat Treating Services.    Our field heat treating services include electric resistance and gas-fired combustion, primarily utilized by industrial users to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminates and moisture prior to welding and post-weld heat treatments to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas fired combustion on large pressure vessels for stress relieving, to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating commonly called induction heating is used to expand metal parts for assembly or disassembly, expansion of large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

Description of Segment and Divisions

We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TMS and TCM divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TMS and TCM divisions are provided through a network of field branch locations in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. While TMS and TCM division field locations are generally separate, both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Acquisitions and Dispositions

On January 9, 2008, we acquired all the stock of Leak Repairs Specam (“LRS”), a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division, including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees, and net of cash acquired. Financing for the acquisition was obtained through our bank syndicate.

On June 1, 2007, we acquired all of the stock of Aitec, Inc. (“Aitec”) for $33.8 million, plus working capital adjustments, professional fees, and net of cash acquired. The final purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec, is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. We believe the Aitec acquisition made Team the second-largest inspection service provider in Canada. Financing for the acquisition was obtained through our bank syndicate.

Marketing and Customers

Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also causes us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No customer accounted for 10% or more of consolidated revenues during any of the last three fiscal years.

Generally, customers are billed on a time and materials basis, although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written customer agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run and maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts, which cover multiple plants or locations.

Seasonality

We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. Large turnarounds can significantly impact our revenues.

Employees

At May 31, 2009, we had approximately 3,400 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good. One of our subsidiaries is a party to a collective bargaining agreement with certain employees that requires the subsidiary to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If the participating subsidiary withdrew from, or otherwise terminated participation in, the multi-employer pension plan were to otherwise become under-funded, the subsidiary could be assessed liabilities for additional contributions related to the under-funding of this plan. The collective bargaining agreement has typically been renegotiated and renewed on similar terms.

Regulation

A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the EPA. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the Nuclear Regulatory Commission, Chemical Safety Board, Department of Transportation and Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect compliance with such laws will require us to make material expenditures.

From time to time, in the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of

1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimized since our handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover liabilities which we may incur under the Superfund Act or similar environmental statutes.

Compliance Matters

During a recent internal management review of one of our branch operations in Trinidad, we were informed of allegations of improper payments, made by our local employees, to employees of certain customers, including foreign government owned enterprises. Consequently, the Audit Committee of our Board of Directors initiated an investigation of those allegations with the assistance of independent outside counsel. The investigation has found evidence suggesting that payments, which may violate the Foreign Corrupt Practices Act (“FCPA”), were made to employees of foreign government owned enterprises. While the investigation is ongoing, there has been no indication that the improper payments extend beyond the one Trinidad branch. Based upon the evidence obtained to date, we believe that the total of these improper payments over the past five years did not exceed $50,000. The total annual revenues from the impacted Trinidad branch represent approximately one-half of one percent of our annual consolidated revenues. Based on current information, we are unable at this time to predict when the investigation will be completed or what regulatory or other outcomes may result.

We have voluntary disclosed information relating to the initial allegations, the investigation and the initial findings to the U.S. Department of Justice (“DOJ”) and to the Securities and Exchange Commission (“SEC”), and we will cooperate with the DOJ and SEC in connection with their review of this matter. The outcome of this investigation cannot be predicted at this time; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations.

Intellectual Property

While we are the holder of various patents, trademarks, trade secrets and licenses, we do not consider any single intellectual property to be material to our consolidated business operations.

Competition

In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, our broad range of services, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Furmanite Corporation, T.D. Williamson, Inc., Acuren Group, Inc. and JV Industrial Companies.

Available Information

As a public company, we are required to file periodic reports with the SEC within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov.

Our internet website address is www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of business conduct and ethics, our governance principles and the charters of our board’s committees on our website. Our governance documents are available in print to any stockholder that makes a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

ITEM 1A.	RISK FACTORS

The risk factors described below should be carefully considered in addition to other information contained or incorporated by reference herein. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected. The following risks and uncertainties should be considered in evaluating our outlook of future Company performance.

The current economic environment may affect our customers demand for our services.    The current economic recession has reduced the availability of liquidity and credit and, in many cases, reduced demand for our customers’ products. Continued disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under our Credit Facility on favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

Our revenues are heavily dependent on certain industries.    Sales of our services are dependent on customers in certain industries, particularly the refining and petrochemical industries. As experienced in the past, and as expected to occur in the future, downturns characterized by diminished demand for services in these industries could have a material impact on our results of operations, financial position or cash flows.

We sell our services in highly competitive markets, which places pressure on our profit margins and limits our ability to maintain or increase the market share of our services.    Our competition generally stems from other outside service contractors, many of whom offer a similar range of services. The current economic recession has generally reduced demand for industrial services and thus created a more competitive bidding environment for new and existing work. Additionally, our customers may bring historically out-sourced services back in-house to improve their staffing utilization and reduce the need for staffing reductions. No assurances can be made that we will continue to maintain our pricing model and our profit margins or increase our market share.

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

No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce.    We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. The loss of the services of a number of these individuals or failure to attract new employees could adversely affect our ability to perform our obligations on our customers’ projects or maintenance and consequently could negatively impact the demand for our products and services and consequently our financial condition and operating results. Our inability to predict the length and breadth of the current economic recession may result in staffing levels below the level required to achieve our financial objectives when markets recover.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce.    Our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of, property, plant and equipment, lower employee morale and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs. Our growth strategy requires that we increase the size of our workforce. While we normally target experienced personnel for employment, we also hire inexperienced employees. Even with thorough training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates. Although we maintain insurance coverage, such coverage may be inadequate to protect us from all expenses related to these risks.

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

We currently maintain liability insurance to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a claim or loss.    We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain insurance coverage against these and other risks associated with our business in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our results of operations, financial position or cash flows.    We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at customer facilities, and include claims for workers’ compensation, personal injury and property damage. Legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse affect on our business, results of operations, financial condition or cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.    A significant portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, differing employee relations, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the FCPA. Our international business operations may include projects in countries where corruption is prevalent. Although we have and continue to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

Our growth strategy entails risk for investors.    We intend to continue to pursue acquisitions in the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other businesses that enhance our services or the geographic scope of our Company. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our financial results. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

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

The price of our outstanding securities may suffer if we cannot control fluctuations in our sales and operating results.    Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors affect our sales: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and you should not rely on those comparisons as indicators of our future performance. Due to the foregoing factors, it is possible that in some future quarter or quarters our revenues or operating results will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile.

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters.    At May 31, 2009, we had approximately 3,400 employees and contractors, approximately 600 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

Other risk factors.     Other risk factor may include interruption of our operations, or the operations of our customers due to fire, hurricanes, earthquakes, power loss, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.

Any one of these factors, or a combination of these factors, could materially affect our future results of operations and whether any forward-looking statements in this Form 10-K ultimately prove to be accurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own several facilities used in our operations. Our 88,000 square foot facility in Alvin, Texas consists of our corporate office, primary training facility and ISO-9001 certified manufacturing facility for clamps, enclosures and sealants. Our 11,000 square foot facility in Pearland, Texas is used as an equipment distribution center to support regional operations. Our 18,000 square foot facility in Houston, Texas, 10,000 square foot facility in Milwaukee, Wisconsin, and our 17,000 square foot facility in Edmonton, Alberta are offices for our branch service locations in those areas. All other facilities used in our operations are provided through operating leases.

Included in property, plant and equipment is $7.5 million pertaining to land in or around Houston. This primarily consists of $6.9 million attributable to 50 acres purchased in October 2007 to construct future facilities to replace those currently in Alvin, Texas and Pearland, Texas. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Multiple separate lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

We are involved in various claims, suits, investigations, and legal proceedings. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these accruals at least quarterly and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. However, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the ticker symbol “TISI”. The table below reflects the high and low closing sales prices of our common stock on the NASDAQ by quarter for the fiscal years ended May 31, 2009 and 2008, respectively.

	Sales Price
	High	Low
2009
Quarter Ended:
August 31, 2008	$39.66	$30.94
November 30, 2008	$39.43	$19.89
February 28, 2009	$27.89	$12.87
May 31, 2009	$15.87	$10.32
2008
Quarter Ended:
August 31, 2007	$24.19	$20.26
November 30, 2007	$34.35	$22.46
February 29, 2008	$38.00	$27.46
May 31, 2008	$34.52	$27.22

Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2004 in our common stock, the NASDAQ Composite Index and in the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in the Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, T-3 Energy Services, and Versar, Inc.

*	$100 invested on 5/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending May 31.

	5/04	5/05	5/06	5/07	5/08	5/09
Team, Inc.	$100.00	$121.02	$200.32	$249.62	$408.15	$180.25
NASDAQ Composite	$100.00	$104.91	$113.08	$136.66	$132.60	$92.61
Peer Group	$100.00	$64.58	$169.85	$286.61	$371.27	$136.79

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 194 holders of record of our common stock as of July 31, 2009 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2009, 2008 and 2007. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board of Directors.

Description of Securities

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

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2009. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2009 (amounts in thousands, except per share data):

	Twelve Months Ended May 31,
	2009	2008	2007	2006	2005
Revenues	$497,559	$478,475	$318,348	$259,838	$193,035
Net income from continuing operations	22,911	23,623	15,515	10,630	4,284
Net income from discontinued operations (1)	—	—	—	6	504

Net income	$22,911	$23,623	$15,515	$10,636	$4,788

Net income per share: Basic
From continuing operations	$1.22	$1.30	$0.88	$0.63	$0.26
From discontinued operations (1)	0.00	0.00	0.00	0.00	0.03

Total	$1.22	$1.30	$0.88	$0.63	$0.29

Net income per share: Diluted
From continuing operations	$1.16	$1.20	$0.82	$0.58	$0.24
From discontinued operations (1)	0.00	0.00	0.00	0.00	0.03

Total	$1.16	$1.20	$0.82	$0.58	$0.27

Weighted average shares outstanding
Basic	18,793	18,226	17,540	16,826	16,280
Diluted	19,725	19,676	18,866	18,398	17,964
Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	May 31,
	2009	2008	2007	2006	2005
Balance Sheet data:
Total assets	$275,921	$280,461	$171,054	$139,971	$143,326
Long-term debt and other long-term liabilities	$82,628	$102,955	$49,260	$40,208	$62,089
Stockholders’ equity	$146,501	$120,762	$84,203	$63,885	$48,942
Working capital	$109,845	$100,470	$70,229	$49,219	$49,089

(1)	Discontinued operations consist of the operating results of Climax, an equipment rental company, and interest on debt allocated to such operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Item 1 “Business,” Item 1A “Risk Factors,” Item 2 “Properties,” and Item 8 “Consolidated Financial Statements and Supplementary Data,” included in this Form 10-K.

CAUTIONARY STATEMENT FOR THE PURPOSE OF

SAFE HARBOR PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on behalf of the Company in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.

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

General Information

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

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, steel industries, municipalities, shipbuilding, OEMs, distributors and end users and some of the world’s largest engineering and construction firms. Our products and services are provided across a broad geographic reach.

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

The following table sets forth the components of revenue and operating income from our continuing operations for fiscal 2009 and 2008 (in thousands):

	Year ended May 31, 2009	Year ended May 31, 2008	Increase (Decrease)
			$	%
Revenues:
TCM Division	$270,420	$274,531	$(4,111)	(1)%
TMS Division	227,139	203,944	23,195	11%

Total revenues	497,559	478,475	19,084	4%

Gross margin:
TCM Division	81,654	84,145	(2,491)	(3)%
TMS Division	75,405	71,520	3,885	5%

Total gross margin	157,059	155,665	1,394	1%

S, G&A expenses:
Field Operations	96,571	91,390	5,181	6%
Corporate costs	20,190	18,402	1,788	10%

Total S, G&A	116,761	109,792	6,969	6%
Earnings from unconsolidated affiliates	973	—	973	100%

Operating income	$41,271	$45,873	$(4,602)	(10)%

Revenues.    Our revenues for the year ended May 31, 2009 were $497.6 million compared to $478.5 million for the year ended May 31, 2008, an increase of $19.1 million or 4%. Our revenues for the year ended May 31, 2009 include incremental revenues associated with the LRS acquisitions of $14.2 million. Revenues for our TCM division for the year ended May 31, 2009 were $270.4 million compared to $274.5 million for the year ended May 31, 2008, a decrease of $4.1 million or 1%. Revenues for our TMS division (inclusive of LRS) for the year ended May 31, 2009 were $227.1 million compared to $203.9 million for the year ended May 31, 2008, an increase of $23.2 million or 11%. The increase in revenues during the current year was primarily due to the positive sales environment in the first half of our 2009 fiscal year. The effects of the economic recession did not dramatically affect our revenues until the second half of our fiscal year. Specifically, revenues for the second half of the fiscal year were $225.5 million, sequentially down $46.6 million or 17% from the first half of the year, and down $27.2 million or 11% from the same period in the prior year. This second half decrease reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas. Additionally, exchange rate fluctuations, specifically between the United States and Canada, further adversely affected revenues by $19.0 million.

Gross Margin.    Our gross margin for the year ended May 31, 2009 was $157.1 million compared to $155.7 million for the year ended May 31, 2008, an increase of $1.4 million or 1%. Gross margin as a percentage of revenue was 32% for the year ended May 31, 2009 compared to 33% for the year ended May 31, 2008. Gross margin for our TCM division for the year ended May 31, 2009 was $81.7 million compared to $84.1 million for the year ended May 31, 2008, a decrease of $2.5 million or 3%. TCM division gross margin as a percentage of revenue was 30% for the year ended May 31, 2009 and 31% for the year ended May 31, 2008. Gross margin for our TMS division (inclusive of LRS) was $75.4 million for the year ended May 31, 2009 compared to $71.5 million for the year ended May 31, 2008, an increase of $3.9 million or 5%. TMS division gross margin as a percentage of revenue was 33% for the year ended May 31, 2009 and 35% for the year ended May 31, 2008.

Selling, General and Administrative Expenses.    Our S,G&A for the year ended May 31, 2009 was $116.8 million compared to $109.8 million for the year ended May 31, 2008, an increase of $7.0 million or 6%. This reflects investments in our network of over 100 locations. Approximately $5.2 million of the increase in S,G&A was due to field operations and $1.8 million of the increase was due to centralized corporate support costs. The $1.8 million increase in corporate support costs in the current period included a $1.4 million increase of stock based employee compensation expense. S,G&A as a percentage of revenue was 23% for the year ended May 31, 2009 consistent with the year ended May 31, 2008.

Earnings From Unconsolidated Affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest.    Interest expense was $4.9 million for the year ended May 31, 2009 compared to $6.5 million for the year ended May 31, 2008. This decrease is the result of lower levels of outstanding borrowings during the year and lower interest rates applied to those borrowings.

Taxes.    The provision for income taxes was $13.5 million on pretax income of $36.4 million for the year ended May 31, 2009. The provision for income taxes was $15.8 million on pretax income of $39.4 million for the year ended May 31, 2008. The effective tax rate for fiscal 2009 was 37% compared to 40% for fiscal 2008. The lower effective tax rate for fiscal 2009 is primarily due to the recognition of employment and research tax credits and the mixture of state and foreign taxes to which the income is subject.

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

Gross Margin.    Our gross margin for the year ended May 31, 2008 was $155.7 million compared to $110.2 million for the year ended May 31, 2007, an increase of $45.5 million or 41%. Gross margin as a percentage of revenue was relatively consistent with the prior year as improvements in the TCM divisional gross margin percentages during the current year offset decreases in the TMS divisional gross margin percentages. Gross margin for our TCM division for the year ended May 31, 2008 was $84.1 million compared to $54.5 million for the year ended May 31, 2007, an increase of $29.7 million or 54%. TCM division gross margins as a percentage of revenue was 31% for the year ended May 31, 2008 and 32% for the year ended May 31, 2007. Gross margin for our TMS division was $71.5 million for the year ended May 31, 2008 compared to $55.7 million for the year ended May 31, 2007, an increase of $15.8 million or 28%. TMS division gross margin as a percentage of revenue was 35% for the year ended May 31, 2008 and 38% for the year ended May 31, 2007 down slightly from the Katrina/Rita hurricane influenced prior year period in which there was an abundance of high margin projects.

Selling, General and Administrative Expenses.    Our S,G&A for the year ended May 31, 2008 was $109.8 million compared to $79.8 million for the year ended May 31, 2007, an increase of $30.0 million or 38%. This reflects investments in our network of over 100 service locations. Approximately $26.0 million of the increase in S,G&A was due to field operations and $4.0 million of the increase was due to centralized corporate support costs. The $4.0 million increase in corporate support costs in the current period included a $1.9 million increase of stock based employee compensation. S,G&A as a percentage of revenue was 23% for the year ended May 31, 2008 compared to 25% for the year ended May 31, 2007.

Interest.    Interest expense was $6.5 million for the year ended May 31, 2008 as compared to $4.2 million for the year ended May 31, 2007. This increase is the result of higher interest rates on our LIBOR based debt and higher levels of outstanding borrowings during the year.

Taxes.    The provision for income taxes was $15.8 million on pretax income of $39.4 million for the year ended May 31, 2008. The provision for income taxes was $10.6 million on pretax income of $26.1 million for the year ended May 31, 2007. The effective tax rate for the year ended May 31, 2008 was 40% compared to 41% for the year ended May 31, 2007. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, a bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.

Vendor Financing.    In February 2009, we renewed our enterprise agreement with a vendor for server and desktop volume licensing with software assurance for a term of three years. Financing for the agreement was provided by the vendor under a three year non-interest bearing note (the “Software Licensing Note”) with monthly payments of $26,901. The Software Licensing Note has been discounted at 3.5%, which approximated our effective borrowing rate at the time we entered into the agreement. At May 31, 2009, the outstanding principal balance of the Software Licensing Note was $0.8 million.

Leasing Arrangements.    We also entered into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $35.0 million at May 31, 2009 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2010	$13,368
2011	9,832
2012	6,219
2013	3,467
2014	1,928
Thereafter	188

Total	$35,002

Total rent expense resulting from operating leases for the twelve months ended May 31, 2009, 2008 and 2007 was $19.9 million, $18.7 million and $12.9 million, respectively.

Bank Facility.    In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”) bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2009) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries, and has commitment fees of .25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2009, there were $1.0 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At May 31, 2009, we were in compliance with all covenants of the Credit Facility.

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30.0 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $6.8 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR plus 1.25% at May 31, 2009) and matures in May 2012.

In order to secure our insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $6.8 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Restrictions On Cash.    Included in our cash and cash equivalents at May 31, 2009 is $3.1 million of cash in Europe. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be permanently reinvested and access to cash in Europe to be limited.

Cashflows Attributable to Our Operations.    For the year ended May 31, 2009, cash provided by operating activities was $38.9 million. Net income of $22.9 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts, non-cash compensation and deferred tax charges, was $41.4 million.

Cashflows Attributable to Our Investing Activities.    For the year ended May 31, 2009, cash used in investing activities was $14.7 million, consisting primarily of $16.4 million of capital expenditures (we incurred approximately $25.6 million and $16.5 million for capital expenditures during fiscal years 2008 and 2007, respectively). Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the next twelve months to be approximately $10 million to $15 million for equipment.

Cashflows Attributable to Our Financing Activities.    For the year ended May 31, 2009, cash used in financing activities was $16.2 million. Repayments of the Credit Facility used $19.4 million of cash.

Critical Accounting Policies

The process of preparing financial statements in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition,

•	Valuation of Intangible Assets,

•	Income Taxes,

•	Workers Compensation, Auto, Medical and General Liability Accruals,

•	Allowance for Doubtful Accounts Receivable, and

•	Estimated Useful Lives.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At

May 31, 2009 and 2008, the amount of earned but unbilled revenue was $6.5 million and $7.5 million, respectively. For services performed pursuant to a fixed price bid, revenues are recognized upon completion of the job. Costs associated with such jobs are deferred until completion, resulting in deferred costs of $0.5 million and $0.4 million at May 31, 2009 and 2008, respectively.

Valuation of Intangible Assets.    Intangible assets consists primarily of goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“FASB No. 142”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“FASB No. 144”).

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the TCM and TMS divisions, both of which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $56.5 million and $62.9 million of goodwill at May 31, 2009 and 2008, respectively. Based upon results of the annual impairment testing, conducted in May 2009, there have been no impairments of goodwill.

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2009, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, automobile liability and general liability claims, our self-insured retention is $500,000 per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for Doubtful Accounts.    In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts receivable that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable. The allowance for doubtful accounts was $3.7 million and $3.6 million at May 31, 2009 and 2008, respectively.

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

Accounting Principles Not Yet Adopted

FASB No. 168.    In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB No. 168”). FASB No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FASB No. 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will be come non-authoritative. FASB No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe this pronouncement will have any effect on our results of operations, financial position or cash flows.

FASB No. 167.    In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are still assessing the impact of this statement on our results of operations, financial position or cash flows.

FASB No. 165.    In May 2009, the FASB issued Statement No. 165, Subsequent Events, which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We do not believe this pronouncement will have a material effect on our results of operations, financial position or cash flows.

FASB No. 141R.    In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FASB No. 141R”) which replaces FASB No. 141, “Business Combinations”. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. We are still assessing what impact this pronouncement will have on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

FASB No. 162.    In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB No. 162”). FASB No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. FASB No. 162 directs the hierarchy to the entity, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FASB No. 162 became effective on November 13, 2008 and had no effect on our results of operations, financial position or cash flows.

FASB No. 161.    In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows.

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

FASB No. 157.    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 was effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FASB Staff Position No. 157- 2, Effective Date of FASB Statement No. 157, which provided a one-year deferral for the implementation of FASB No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination.

FSP FAS 157-3.    In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no effect on our results of operations, financial position or cash flows.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2009, the exchange rate with the Euro decreased from $1.55 per Euro to $1.41 per Euro, a decrease of 9%. During the same period, the exchange rate with the Canadian Dollar decreased from near parity with the U.S. Dollar to $0.91 per Canadian Dollar, a decrease of 9%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $9.5 million of foreign currency translation losses in other comprehensive income for the year ended May 31, 2009.

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

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

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

At May 31, 2007 we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. At May 31, 2009, the notional amount of our swap was $21.3 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of fiscal 2009.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2009.

/S/ PHILIP J. HAWK	/S/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Principal Financial Officer and Principal Accounting Officer

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2009, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Team, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, and our report dated August 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

August 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

August 11, 2009

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,632	$6,600
Receivables, net of allowance of $3,662 and $3,586	114,279	126,854
Inventory	19,647	16,408
Income tax receivable	1,461	834
Deferred income taxes	944	687
Prepaid expenses and other current assets	7,674	6,831

Total Current Assets	156,637	158,214
Property, plant and equipment, net	59,582	56,138
Intangible assets, net of accumulated amortization of $1,734 and $1,308	953	1,276
Goodwill	56,453	62,904
Other assets, net	2,296	1,929

Total Assets	$275,921	$280,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,813	$6,249
Accounts payable	14,928	21,462
Other accrued liabilities	23,102	25,636
Insurance note payable	3,949	3,397

Total Current Liabilities	46,792	56,744
Deferred income taxes	5,939	6,137
Long-term debt	76,689	96,818

Total Liabilities	129,420	159,699
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,836,709 and 18,580,171 shares issued	5,651	5,573
Additional paid-in capital	63,125	55,251
Retained earnings	80,278	57,367
Accumulated other comprehensive income (loss)	(2,553)	2,571

Total Stockholders’ Equity	146,501	120,762

Total Liabilities and Stockholders’ Equity	$275,921	$280,461

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2009	2008	2007
Revenues	$497,559	$478,475	$318,348
Operating expenses	340,500	322,810	208,186

Gross margin	157,059	155,665	110,162
Selling, general and administrative expenses	116,761	109,792	79,825
Earnings from unconsolidated affiliates	973	—	—

Operating income	41,271	45,873	30,337
Interest expense, net	4,872	6,491	4,204

Earnings before income taxes	36,399	39,382	26,133
Provision for income taxes	13,488	15,759	10,618

Net income	$22,911	$23,623	$15,515

Net income per share: Basic	$1.22	$1.30	$0.88
Net income per share: Diluted	$1.16	$1.20	$0.82
Weighted average shares outstanding
Basic	18,793	18,226	17,540
Diluted	19,725	19,676	18,866

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2009	2008	2007
Net income	$22,911	$23,623	$15,515
Foreign currency translation adjustment	(9,541)	4,935	429
Interest rate swap	(151)	(665)	—
Foreign currency hedge	1,767	(1,163)	—
Tax provision	2,801	(1,181)	(148)

Comprehensive income	$17,787	$25,549	$15,796

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 1, 2006	19,318	(1,018)	$2,898	$(5,032)	$44,723	$20,932	$364	$63,885
Net income	—	—	—	—	—	15,515	—	15,515
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	281	281
Non-cash compensation	—	—	—	—	1,425	—	—	1,425
Shares issued	4	—	1	—	59	—	—	60
Exercise of stock options	574	—	85	—	1,626	—	—	1,711
Tax benefit from exercise of stock options	—	—	—	—	1,326	—	—	1,326

Balance at May 31, 2007	19,896	(1,018)	2,984	(5,032)	49,159	36,447	645	84,203
Net income	—	—	—	—	—	23,623	—	23,623
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,052	3,052
Foreign currency hedge, net of tax	—	—	—	—	—	—	(716)	(716)
Interest rate swap, net of tax	—	—	—	—	—	—	(410)	(410)
Non-cash compensation	—	—	—	—	3,329	—	—	3,329
Shares issued	1	—	1	—	59	—	—	60
Stock split	(2,035)	1,018	2,397	5,032	(4,726)	(2,703)	—	—
Exercise of stock options	718	—	191	—	3,117	—	—	3,308
Tax benefit of exercise of stock options	—	—	—	—	4,313	—	—	4,313

Balance at May 31, 2008	18,580	—	5,573	—	55,251	57,367	2,571	120,762
Net income	—	—	—	—	—	22,911	—	22,911
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6,119)	(6,119)
Foreign currency hedge, net of tax	—	—	—	—	—	—	1,089	1,089
Interest rate swap, net of tax	—	—	—	—	—	—	(94)	(94)
Non-cash compensation	—	—	—	—	4,626	—	—	4,626
Shares issued	4	—	1	—	134	—	—	135
Exercise of stock options and vesting of stock awards	253	—	77	—	1,544	—	—	1,621
Tax benefit of exercise of stock options	—	—	—	—	1,570	—	—	1,570

Balance at May 31, 2009	18,837	—	$5,651	$—	$63,125	$80,278	$(2,553)	$146,501

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$22,911	$23,623	$15,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,116	11,285	7,777
Amortization of deferred loan costs	189	278	446
Allowance for doubtful accounts	76	1,238	1,094
Minority interest in earnings and other	(973)	(8)	(303)
Deferred income taxes	2,350	2,299	2,085
Non-cash compensation cost	4,761	3,329	1,425
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	7,320	(23,292)	(17,103)
Inventory	(3,461)	(3,929)	(993)
Prepaid expenses and other current assets	(351)	1,172	30
Increase (decrease):
Accounts payable	(6,545)	5,780	2,582
Other accrued liabilities	(1,158)	2,960	(992)
Income taxes payable	1,727	—	(4,837)

Net cash provided by operating activities	38,962	24,735	6,726

Cash Flows From Investing Activities:
Capital expenditures	(16,383)	(25,612)	(16,497)
Proceeds from sale of assets	136	47	262
(Increase) decrease in other assets, net	1,500	(1,934)	465
Acquisition of minority interest	—	(297)	—
Business acquisitions, net of cash acquired	—	(53,261)	—

Net cash used in investing activities	(14,747)	(81,057)	(15,770)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement	(13,428)	53,120	12,250
Payments related to term loans	(6,000)	(4,852)	(4,317)
Tax benefit of stock option exercises	1,570	4,313	1,326
Loan financing fees	—	(99)	(510)
Issuance of common stock	1,621	3,368	1,771

Net cash provided by (used in) financing activities	(16,237)	55,850	10,520

Effect of exchange rate changes on cash	(1,946)	2,737	281
Net increase in cash and cash equivalents	6,032	2,265	1,757
Cash and cash equivalents at beginning of year	6,600	4,335	2,578

Cash and cash equivalents at end of year	$12,632	$6,600	$4,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,336	$5,720	$4,034

Income taxes	$7,909	$8,952	$13,078

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

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, steel industries municipalities, shipbuilding, OEMs, distributors and end users and some of the world’s largest engineering and construction firms. Our products and services are provided across a broad geographic reach. For fiscal year ending May 31, 2009, our revenues by geographic region originated in the United States (70%), Canada (23%), Europe (5%) and other locations outside of North America (2%).

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

Use of Estimates.    Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) analyzing tangible and intangible assets for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, and (6) estimating the useful lives of our assets.

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

Our annual goodwill impairment test is conducted by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to FASB No. 142, are the divisions one level below our industrial segment, which comprise our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $56.5 million and $62.9 million of goodwill at May 31, 2009 and 2008, respectively. Based upon results of the annual impairment testing, conducted in May 2009, there have been no impairments of goodwill. A summary of goodwill as of May 31, 2009 and 2008 is as follows (in thousands):

	Twelve Months Ended May 31,
	2009	2008
Balance at beginning of year	$62,904	$26,452
Acquisitions and purchase price adjustments	(3,097)	35,238
Foreign currency adjustments	(3,354)	1,214
Impairments	—	—

Balance at end of year	$56,453	$62,904

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

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB No. 5”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. As of May 31, 2009, for workers’ compensation, automobile liability and general liability claims, our self-insured retention increased to $500,000 per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2009 and 2008, the amount of earned but unbilled revenue included in accounts receivable was $6.5 million and $7.5 million, respectively.

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

Options to purchase 695,000, 659,000 and 209,000 shares of common stock were outstanding during the twelve month periods ended May 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

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

Accounting Principles Not Yet Adopted

FASB No. 168.    In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB No. 168”). FASB No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FASB No. 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will be come non-authoritative. FASB No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe this pronouncement will have any effect on our results of operations, financial position or cash flows.

FASB No. 167.    In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are still assessing the impact of this statement on our results of operations, financial position or cash flows.

FASB No. 165.    In May 2009, the FASB issued Statement No. 165, Subsequent Events, which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We do not anticipate FASB No. 165 will have a material effect on our results of operations, financial position or cash flows.

FASB No. 141R.    In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FASB No. 141R”) which replaces FASB No. 141, “Business Combinations”. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. We are still assessing what impact this pronouncement will have on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

FASB No. 162.    In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB No. 162”). FASB No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. FASB No. 162 directs the hierarchy to the entity, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FASB No. 162 became effective on November 13, 2008 and had no effect on our results of operations, financial position or cash flows.

FASB No. 161.    In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FASB No. 161”). FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. FASB No. 161 became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows.

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

FASB No. 157.    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 was effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FASB Staff Position No. 157- 2, Effective Date of FASB Statement No. 157, which provided a one-year deferral for the implementation of FASB No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination.

FSP FAS 157-3.    In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no effect on our results of operations, financial position or cash flows.

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

2. ACQUISITIONS AND DISPOSITIONS

On January 9, 2008, we acquired all the stock of Leak Repair Specam, (“LRS”), a specialty industrial services company. LRS provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition including working capital adjustments, professional fees, and net of cash acquired, was $18.6 million. Financing for the acquisition was obtained through our banking syndicate. Information regarding the allocation of the purchase price to our acquisition, including intangible assets amortizing over five years, is set forth below (in thousands):

(unaudited)
Receivables	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	1,499
Intangible assets—Trade-mark	237
Goodwill	13,737

Total Assets Acquired	$22,842

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total Liabilities Assumed	4,283

Net Assets Acquired	$18,559

On June 1, 2007, we acquired all the stock of Aitec, Inc. (“Aitec”). The final purchase price of $34.7 million includes working capital adjustments of $0.1 million and professional fees of $0.8 million. Aitec is a non-destructive testing and inspection services company headquartered near Toronto, Ontario with 13 service locations across Canada. Financing for the acquisition was obtained through our banking syndicate. Information regarding the allocation of the purchase price to our acquisition, including intangible assets amortizing over five years, is set forth below (in thousands):

(unaudited)
Receivables	$12,983
Inventory	382
Prepaids and other current assets	1,415
Property, plant and equipment	4,460
Intangible assets—Non-competes	1,250
Goodwill	20,622

Total Assets Acquired	$41,112

Accounts payable	$3,251
Accrued liabilities and other	3,021
Deferred taxes	99

Total Liabilities Assumed	6,371

Net Assets Acquired	$34,741

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2009 and 2008 is as follows (in thousands):

	May 31,
	2009	2008
Trade accounts receivable	$111,465	$122,943
Unbilled revenues	6,476	7,497
Allowance for doubtful accounts	(3,662)	(3,586)

Total	$114,279	$126,854

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2009 and 2008 (in thousands):

	Twelve Months Ended May 31,
	2009	2008
Balance at beginning of year	$3,586	$2,348
Provision for doubtful accounts	3,406	1,824
Write-off of bad debt	(3,330)	(586)

Balance at end of year	$3,662	$3,586

4. INVENTORY

A summary of inventory as of May 31, 2009 and 2008 is as follows (in thousands):

	May 31,
	2009	2008
Raw materials	$3,071	$2,817
Work in progress	674	498
Finished goods	15,902	13,093

Total	$19,647	$16,408

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2009 and 2008 is as follows (in thousands):

	May 31,
	2009	2008
Land	$945	$986
Buildings and leasehold improvements	7,939	7,643
Machinery and equipment	88,129	74,063
Furniture and fixtures	1,659	1,508
Computers and computer software	5,942	4,596
Automobiles	2,311	2,273
Construction in progress	8,081	8,559

Total	115,006	99,628
Accumulated depreciation and amortization	(55,424)	(43,490)

Property, plant, and equipment, net	$59,582	$56,138

Included in property, plant and equipment is $0.4 million of capitalized interest attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers, and accordingly, have ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2009 and 2008 is as follows (in thousands):

	May 31,
	2009	2008
Payroll and other compensation expenses	$14,698	$15,723
Insurance accruals	5,020	4,087
Property, sales and other taxes	1,082	1,158
Auto lease rebate	446	992
Other	1,856	3,676

Total	$23,102	$25,636

7. INCOME TAXES

Income tax expense for the years ended May 31, 2009, 2008 and 2007 was as follows (in thousands):

	Twelve Months Ended May 31,
	2009	2008	2007
Income tax expense attributable to income	$13,488	$15,759	$10,618
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes	(1,565)	(4,313)	(1,326)
Taxes allocated to stockholders’ equity, related to foreign currency translation adjustments	(3,422)	1,883	148
Taxes allocated to stockholders’ equity, related to interest rate swap	(57)	(255)	—
Taxes allocated to stockholders’ equity, related to foreign currency hedge	678	(447)	—

Total	$9,122	$12,627	$9,440

Income tax expense attributable to income for the years ended May 31, 2009, 2008 and 2007 was as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2009:
U.S. Federal	$4,383	$2,226	$6,609
State & local	911	235	1,146
Foreign jurisdictions	5,844	(111)	5,733

	$11,138	$2,350	$13,488

Year ended May 31, 2008:
U.S. Federal	$7,608	$1,899	$9,507
State & local	1,243	198	1,441
Foreign jurisdictions	4,609	202	4,811

	$13,460	$2,299	$15,759

Year ended May 31, 2007:
U.S. Federal	$6,099	$1,900	$7,999
State & local	854	164	1,018
Foreign jurisdictions	1,566	35	1,601

	$8,519	$2,099	$10,618

The components of pre-tax income for the years ended May 31, 2009, 2008 and 2007 were as follows (in thousands):

	Twelve Months Ended May 31,
	2009	2008	2007
Domestic	$19,524	$25,993	$21,661
Foreign	16,875	13,389	4,472

	$36,399	$39,382	$26,133

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2009	2008	2007
Net Income	$36,399	$39,382	$26,133

Computed income taxes at statutory rate	$12,740	$13,784	$9,147
State income taxes, net of federal benefit	816	1,018	719
Foreign tax differential	(192)	103	35
Production activity deduction	(75)	(120)	(80)
Non-deductible expenses	339	415	344
Tax credits	(338)	—	—
Stock options	803	601	441
Other	68	(42)	12

Current provision for income tax	14,161	15,759	10,618
Tax credits related to prior years, net of FIN No. 48 reserve	(673)	—	—

Total provision for income tax	$13,488	$15,759	$10,618

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2009	2008
Deferred tax assets:
Accrued compensation & benefits	$987	$807
Receivables	910	1,053
Inventory	612	385
Vendor rebates	172	381
Stock options	1,458	560
Foreign currency translation and other equity adjustments	1,385	—
Other	173	308

Total gross deferred tax assets	5,697	3,494

Deferred tax liabilities:
Property, plant and equipment	(6,338)	(3,613)
Goodwill and intangible costs	(2,033)	(1,740)
Foreign currency translation and other equity adjustments	—	(1,416)
Unremitted earnings of foreign subsidiaries	(420)	(420)
Prepaids	(1,901)	(1,725)
Other	—	(30)

Total gross deferred tax liabilities	(10,692)	(8,944)

Net deferred liability	$(4,995)	$(5,450)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences and therefore a valuation allowance is not necessary at May 31, 2009.

At May 31, 2009, undistributed earnings of foreign operations totaling $2.8 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (“FIN No. 48”) on June 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2009, we have established liabilities for tax uncertainties of $0.1 million, inclusive of interest. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would have an effect on our effective tax rate. We do not believe that any of the liabilities recorded for tax uncertainties will be effectively settled in the next 12 months. In accordance with FIN No. 48, paragraph 19, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2005. While we believe there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cashflows.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with FIN No. 48 (in thousands):

Balance at June 1, 2008	$2,218
Additions based on tax positions related to the current year	50
Additions based on tax positions related to prior years	75
Reductions resulting from a lapse of the applicable statute of limitations	(2,218)

Balance at May 31, 2009	$125

We do not believe that in the next 12 months, any of the $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”) bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2009) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries, and has commitment fees of .25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2009, there were $1.0 million of capitalized loan costs which are being amortized over the life of the Credit Facility. At May 31, 2009, we were in compliance with all covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $6.8 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR plus 1.25% at May 31, 2009) and mature in May 2012.

In February 2009, we renewed our enterprise agreement with a vendor for server and desktop volume licensing with software assurance for a term of three years. Financing for the agreement was provided by the vendor under a three year non-interest bearing note (the “Software Licensing Note”). The Software Licensing Note has been discounted at approximately 3.5%, which approximated our effective borrowing rate at the time we entered into the agreement, and the discount of $0.1 million is being amortized to interest expense over a three year period.

A summary of long-term debt as of May 31, 2009 and May 31, 2008 is as follows (in thousands):

	May 31,
	2009	2008
Revolving loan portion of the Credit Facility	$76,164	$92,298
Canadian Line of Credit	—	—
Term loan portion of the Credit Facility	4,500	10,500
Software Licensing Note	821	232
Auto loans	17	37

	81,502	103,067
Current maturities	(4,813)	(6,249)

Long-term debt, excluding current maturities	$76,689	$96,818

Future maturities of long-term debt are as follows (in thousands):

2010	$4,813
2011	310
2012	76,379
Thereafter	—

$81,502

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB No. 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allow a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter party will not fulfill the terms of the contract. We considered counter party credit risk to our derivative contracts when valuing our derivative instruments.

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30.0 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. We estimate $0.8 million of net losses on the interest rate swap agreement will be transferred into earnings (based on current LIBOR rates). These are currently included in other accumulated comprehensive income and will be reclassified into earnings prior to settlement of the derivative in June 2010. Losses reclassified from accumulated other comprehensive income into earnings will be located in interest expense.

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2009 and 2008, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2009	2008	2009	2008
Economic hedge	1,767	(1,163)	—	—
Interest rate swap	(151)	(665)	(744)	(140)

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Any ineffectiveness related to our hedges was not material for any of the periods presented.

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under FASB No. 133 (in thousands):

	2009			2008
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$604	Liability	Long-term debt	$(1,163)
Interest rate swap	Liability	Other liabilities	(816)	Liability	Other liabilities	(665)

Total Derivatives			$(212)			$(1,828)

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $6.8 million. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

We also entered into operating leases to rent facilities and obtain equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $35.0 million at May 31, 2009 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2010	$13,368
2011	9,832
2012	6,219
2013	3,467
2014	1,928
Thereafter	188

Total	$35,002

Total rent expense resulting from operating leases for the twelve months ended May 31, 2009, 2008 and 2007 was $19.9 million, $18.7 million and $12.9 million, respectively.

9. FAIR VALUE MEASUREMENTS

Effective June 1, 2008, we adopted the provisions of FASB No. 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2009. As required by FASB No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$604	$—	$604
Interest rate swap	—	(816)	—	(816)

Total Liabilities	$—	$(212)	$—	$(212)

10. SHARE BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2009, there were approximately 2.5 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at May 31, 2009. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $4.7 million, $3.3 million and $1.4 million for the years ended May 31, 2009, 2008 and 2007, respectively. Tax benefits related to share-based compensation were $1.6 million, $4.3 million and $1.3 million for the years ended May 31, 2009, 2008 and 2007, respectively. At May 31, 2009, $10.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of three years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specify vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2009, 2008 and 2007 are summarized below:

	Year Ended May 31, 2009		Year Ended May 31, 2008		Year Ended May 31, 2007
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	2,627	$15.37	2,822	$8.58	2,868	$6.33
Changes during the year:
Granted	—	—	736	$30.22	552	$14.67
Exercised	(253)	$6.41	(718)	$4.63	(574)	$2.99
Canceled	(20)	$26.96	(213)	$14.31	(24)	$11.33

Shares under option, end of year	2,354	$16.24	2,627	$15.37	2,822	$8.58
Exercisable at end of year	1,505	$12.19	1,178	$8.34	1,754	$6.00

For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the years ended May 31, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	N/A	4.4%	4.7%
Volatility factor of the expected market price of the Company’s common stock	N/A	40.2%	39.2%
Expected dividend yield percentage	N/A	0.0%	0.0%
Weighted average expected life	N/A	7 Yrs	6 Yrs

Options exercisable at May 31, 2009 had a weighted average remaining contractual life of 5.8 years. For total options outstanding at May 31, 2009, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	183	$2.32	1.96
$3.21 to $6.41	90	$4.19	3.71
$6.41 to $9.62	554	$8.43	5.57
$9.62 to $12.82	190	$11.24	6.69
$12.82 to $16.03	643	$15.00	7.08
$16.03 to $32.05	694	$30.20	8.36

	2,354	$16.24	6.54

Performance awards and stock units are either settled with common stock or cash upon vesting. We determine the fair value of each performance award and stock unit based on the market price on the date of grant. Performance awards, awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Stock units generally vest over four years, although stock units granted to our non-employee directors vest immediately. During the year ended May 31, 2009 we granted 27,383 performance awards with a weighted average fair value of $27.39. During the fiscal years ended May 31, 2008 and 2007 we granted no performance awards. Transactions involving our stock units during the year ended May 31, 2009 are summarized below:

	Year Ended May 31, 2009
	No. of Stock Units	Weighted Average Fair Value
Stock units, beginning of period	—	$—
Changes during the period:
Granted	133,100	27.53
Vested and settled	(2,032)	36.91
Canceled	(3,545)	27.39

Stock units, end of period	127,523	$27.39

11. STOCK SPLIT

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

12. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2009, 2008 and 2007, were approximately $2.6 million, $2.2 million and $1.2 million, respectively, and are included in selling, general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Five separate lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Subsequently, Con Ed filed an action to join Team and the City of New York as defendants in more than 40 separate lawsuits previously filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, for these losses should they be incurred and have notified our insurers of the incident. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in various claims, suits, investigations, and legal proceedings. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We review these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. However, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our results of operations, financial position or cash flows.

14. ENTITY WIDE DISCLOSURES

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“FASB No. 131”), requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TMS and TCM divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TMS and TCM divisions are provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. While TMS and TCM division field locations are generally separate, both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2009, 2008 and 2007 (in thousands):

	Total Revenues	Total Assets
FY 2009
United States	$350,001	$180,889
Canada	112,930	62,678
Europe	23,443	25,353
Other foreign countries	11,185	7,001

	$497,559	$275,921

FY 2008
United States	$346,074	$169,491
Canada	106,121	73,788
Europe	12,322	25,044
Other foreign countries	13,958	12,138

	$478,475	$280,461

FY 2007
United States	$276,188	$139,735
Canada	26,142	17,051
Europe	—	—
Other foreign countries	16,018	14,268

	$318,348	$171,054

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.1 million and $1.4 million as of May 31, 2009 and 2008, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $12.6 million and zero as of May 31, 2009 and 2008, respectively.

16. INTERNAL INVESTIGATION

During a recent internal management review of one of our branch operations in Trinidad, we were informed of allegations of improper payments, made by our local employees, to employees of certain customers, including foreign government owned enterprises. Consequently, the Audit Committee of our Board of Directors initiated an investigation of those allegations with the assistance of independent outside counsel. The investigation has found evidence suggesting that payments, which may violate the Foreign Corrupt Practices Act (FCPA), were made to employees of foreign government owned enterprises. While the investigation is ongoing, there has been no indication that the improper payments extend beyond the one Trinidad branch. Based upon the evidence obtained to date, we believe that the total of these improper payments over the past five years did not exceed $50,000. The total annual revenues from the impacted Trinidad branch represent approximately one-half of one percent of our annual consolidated revenues.

We have voluntary disclosed information relating to the initial allegations, the investigation and the initial findings to the U.S. Department of Justice (“DOJ”) and to the Securities and Exchange Commission (“SEC”), and we will cooperate with the DOJ and SEC in connection with their review of this matter. The outcome of this investigation cannot be predicted at this time; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties could be assessed by the Federal government in connection with this matter. The nature and amount of any monetary penalty cannot be estimated. We have not recorded any provision for monetary penalties or other costs related to criminal and civil sanctions.

17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended May 31, 2009 and 2008 (in thousands, except per share data):

	Year ended May 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$123,338	$148,752	$104,266	$121,203	$497,559
Operating income	$9,715	$18,364	$3,470	$9,722	$41,271
Net income	$4,957	$10,217	$2,181	$5,556	$22,911
Net income per share: Basic	$0.27	$0.54	$0.12	$0.29	$1.22
Net income per share: Diluted	$0.25	$0.51	$0.11	$0.29	$1.16

	Year ended May 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$103,488	$122,310	$108,823	$143,854	$478,475
Operating income	$7,771	$14,553	$6,505	$17,044	$45,873
Net income	$3,512	$7,816	$2,934	$9,361	$23,623
Net income per share: Basic	$0.19	$0.43	$0.16	$0.51	$1.30
Net income per share: Diluted	$0.18	$0.40	$0.15	$0.47	$1.20

3. Exhibits

Exhibit Number
3.1	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended May 31, 1999).

3.2	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-8, File No. 333-74062).

10.2†	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended through June 24, 2004 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.3†	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.4†	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.5†	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002).

10.6†	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.8	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.9	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.11†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.12†	Consulting Agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.13†	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number
10.14†	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.16	Stock Purchase Agreement by and among Climax Technologies, Inc., Team Investment, Inc., Team, Inc. and Climax Portable Machine Tools, Inc. dated November 30, 2005 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.19†	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007).

10.20†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2008) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.21†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.22†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.23	Share Purchase Agreement dated May 13, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

10.24	Amended and Restated Credit Agreement dated as of May 31, 2007 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

10.25	First Amendment to Amended and Restated Credit Agreement dated January 29, 2008 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.26	Commitment Increase Agreement dated June 13, 2008 to the Amended and Restated Credit Agreement among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 11, 2009.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	August 11, 2009

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 11, 2009

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 11, 2009

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 11, 2009

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	August 11, 2009

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 11, 2009

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 11, 2009

/S/ TED W. OWEN (Ted W. Owen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 11, 2009