Form 10-Q
period 2009-08-31
TEAM INC
filed 2009-10-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 5, 2009 there were 18,894,037 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	August 31, 2009	May 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,641	$12,632
Receivables, net of allowance of $3,952 and $3,662	96,807	114,279
Inventory	19,919	19,647
Income tax receivable	1,760	1,461
Deferred income taxes	946	944
Prepaid expenses and other current assets	7,200	7,674

Total Current Assets	140,273	156,637
Property, plant and equipment, net	58,658	59,582
Intangible assets, net of accumulated amortization of $1,794 and $1,734	819	953
Goodwill	56,642	56,453
Other assets, net	2,651	2,296

Total Assets	$259,043	$275,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,317	$4,813
Accounts payable	12,137	14,928
Other accrued liabilities	21,394	23,102
Insurance note payable	2,902	3,949

Total Current Liabilities	39,750	46,792
Deferred income taxes	6,379	5,939
Long-term debt	63,396	76,689

Total Liabilities	109,525	129,420
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,889,037 and 18,836,709 shares issued	5,666	5,651
Additional paid-in capital	64,722	63,125
Retained earnings	81,403	80,278
Accumulated other comprehensive income (loss)	(2,273)	(2,553)

Total Stockholders’ Equity	149,518	146,501

Total Liabilities and Stockholders’ Equity	$259,043	$275,921

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended August 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues	$100,937	$123,338
Operating expenses	71,503	84,229

Gross margin	29,434	39,109
Selling, general and administrative expenses	27,029	29,658
Earnings from unconsolidated affiliates	259	264

Operating income	2,664	9,715
Interest expense, net	805	1,447

Earnings before income taxes	1,859	8,268
Provision for income taxes	734	3,311

Net income	$1,125	$4,957

Net income per share: Basic	$0.06	$0.27
Net income per share: Diluted	$0.06	$0.25
Weighted average shares outstanding
Basic	18,857	18,684
Diluted	19,403	19,907

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2009	2008
	(unaudited)	(unaudited)
Net income	$1,125	$4,957
Foreign currency translation adjustment	288	(6,111)
Interest rate swap	228	—
Foreign currency hedge	(278)	1,318
Tax provision	45	1,842

Comprehensive income	$1,408	$2,006

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$1,125	$4,957
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(259)	(264)
Depreciation and amortization	2,951	2,913
Amortization of deferred loan costs	78	72
Deferred income taxes	344	(778)
Non-cash compensation cost	1,211	1,008
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	17,453	5,438
Inventory	(248)	(2,196)
Prepaid expenses and other current assets	488	740
Increase (decrease):
Accounts payable	(2,808)	(4,867)
Other accrued liabilities	(1,816)	(3,456)
Income taxes payable	(227)	(408)

Net cash provided by operating activities	18,292	3,159

Cash Flows From Investing Activities:
Capital expenditures	(1,877)	(4,301)
Proceeds from sale of assets	—	18
Increase in other assets, net	(78)	(1,500)

Net cash used in investing activities	(1,955)	(5,783)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement	(13,010)	4,742
Payments related to term loans	(1,500)	(1,584)
Tax benefit of stock option exercises	253	1,953
Insurance note payments	(1,060)	(925)
Proceeds from note receivable	—	111
Loan financing fees	—	(36)
Issuance of common stock	260	1,498

Net cash provided by (used in) financing activities	(15,057)	5,759
Effect of exchange rate changes on cash	(271)	(1,281)

Net increase in cash and cash equivalents	1,009	1,854
Cash and cash equivalents at beginning of period	12,632	6,600

Cash and cash equivalents at end of period	$13,641	$8,454

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

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2009 is derived from the May 31, 2009 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2009.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2009 and May 31, 2009, the amount of earned but unbilled revenue included in accounts receivable was $8.3 million and $6.5 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. There is no difference, for any of the years presented, in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects only the pro forma exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and the assumed pro forma vesting of stock units, performance awards and stock awards.

There were 678,000 and zero options to purchase shares of common stock outstanding during the three month periods ended August 31, 2009 and August 31, 2008, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity.

Accounting Principles Not Yet Adopted

FASB No. 168. In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB No. 168”). FASB No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FASB No. 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe this pronouncement will have any effect on our results of operations, financial position or cash flows.

FASB No. 167. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FASB No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are still assessing the impact of this statement on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

FASB No. 165. In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FASB No. 165”), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. As of October 9, 2009, there have been no disclosable subsequent events.

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

FASB No. 157. In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of FASB No. 157, however, may change current practice within an organization. FASB No. 157 was effective January 1, 2008, applied prospectively. Effective June 1, 2008, we adopted the provisions of FASB No. 157 relating to financial assets and liabilities. The adoption of FASB No. 157 did not have a material financial impact on our consolidated results of operations, financial condition or cash flows.

FASB No. 141R. In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FASB No. 141R”) which replaces FASB No. 141, “Business Combinations”. FASB No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. FASB No. 141R requires that all business combinations will be accounted for by applying the acquisition method. FASB No. 141R is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. As we completed no business acquisitions in the first three months of the fiscal year, the adoption of FASB No. 141R as of June 1, 2009 had no effect on our consolidated financial statements.

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

FSP FAS 107-1. In April 2009, The FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107 Disclosures about Financial Instruments (FASB No. 107) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that companies disclose in the body or in the accompanying notes of the summarized financial information for interim reporting periods and in the financial statements for annual reporting periods the fair value of all instruments for with it is practical to estimate that fair value, whether recognized or not in the statement of financial position. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear the fair value and carrying amount represents assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. FSP FAS 107-1 became effective for us on June 15, 2009 and did not have a material effect on our results of operations, financial position or cash flows.

2. RECEIVABLES

A summary of accounts receivable as of August 31, 2009 and May 31, 2009 is as follows (in thousands):

	August 31, 2009	May 31, 2009
	(unaudited)
Trade accounts receivable	$92,499	$111,465
Unbilled revenues	8,260	6,476
Allowance for doubtful accounts	(3,952)	(3,662)

Total	$96,807	$114,279

3. INVENTORY

A summary of inventory as of August 31, 2009 and May 31, 2009 is as follows (in thousands):

	August 31, 2009	May 31, 2009
	(unaudited)
Raw materials	$2,838	$3,071
Work in progress	640	674
Finished goods	16,441	15,902

Total	$19,919	$19,647

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2009 and May 31, 2009 is as follows (in thousands):

	August 31, 2009	May 31, 2009
	(unaudited)
Land	$945	$945
Buildings and leasehold improvements	7,938	7,939
Machinery and equipment	89,556	88,129
Furniture and fixtures	1,684	1,659
Computers and computer software	5,975	5,942
Automobiles	2,367	2,311
Construction in progress	8,465	8,081

Total	116,930	115,006
Accumulated depreciation and amortization	(58,272)	(55,424)

Property, plant, and equipment, net	$58,658	$59,582

At August 31, 2009, $0.4 million of capitalized interest included in property, plant and equipment is attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers, and accordingly, have ceased to further capitalize interest until the project resumes.

5. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2009 and May 31, 2009 is as follows (in thousands):

	August 31, 2009	May 31, 2009
	(unaudited)
Payroll and other compensation expenses	$13,605	$14,698
Insurance accruals	4,163	5,020
Property, sales and other taxes	1,085	1,082
Auto lease rebate	345	446
Other	2,196	1,856

Total	$21,394	$23,102

6. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”), bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at August 31, 2009) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of ..25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At August 31, 2009, we were in compliance with all covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $6.8 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR plus 1.25% at August 31, 2009) and mature in May 2012.

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

A summary of long-term debt as of August 31, 2009 and May 31, 2009 is as follows (in thousands):

	August 31, 2009	May 31, 2009
	(unaudited)
Revolving loan portion of the Credit Facility	$62,943	$76,164
Canadian Line of Credit	—	—
Term loan portion of the Credit Facility	3,000	4,500
Software Licensing Note	755	821
Auto loans	15	17

	66,713	81,502
Current maturities	(3,317)	(4,813)

Long-term debt, excluding current maturities	$63,396	$76,689

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

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30.0 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. We estimate $0.6 million of net losses on the interest rate swap agreement will be transferred into earnings (based on current LIBOR rates). These are currently included in other accumulated comprehensive income and will be reclassified into earnings prior to settlement of the derivative in June 2010. Losses reclassified from accumulated other comprehensive income into earnings will be located in interest expense.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2009 and 2008, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Economic hedge	$(278)	$1,318	$—	$—
Interest rate swap	228	—	239	160

	$(50)	$1,318	$239	$160

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under FASB No. 133 (in thousands):

	August 31, 2009			May 31, 2009
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
		(unaudited)
Economic hedge	Liability	Long-term debt	$326	Liability	Long-term debt	$604
Interest rate swap	Liability	Other liabilities	(588)	Liability	Other liabilities	(816)

Total Derivatives			$(262)			$(212)

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At August 31, 2009 and May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $7.8 million and $6.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

7. FAIR VALUE MEASUREMENTS

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2009 and May 31, 2009, respectively. As required by FASB No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2009
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$326	$—	$326
Interest rate swap	—	(588)	—	(588)

Total Liabilities	$—	$(262)	$—	$(262)

	May 31, 2009
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$604	$—	$604
Interest rate swap	—	(816)	—	(816)

Total Liabilities	$—	$(212)	$—	$(212)

8. SHARE BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2009, there were approximately 2.4 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at August 31, 2009. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.2 million and $1.0 million for the three months ended August 31, 2009 and 2008, respectively. Tax benefits related to share-based compensation were $0.3 million and $2.0 million for the three months ended August 31, 2009 and 2008, respectively. At August 31, 2009, $9.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of two years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the three months ended August 31, 2009 and 2008. Transactions involving our stock options during the three months ended August 31, 2009 and 2008 are summarized below:

	Three Months Ended August 31, 2009		Three Months Ended August 31, 2008
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	2,354	$16.24	2,627	$15.37
Changes during the year:
Granted	—	—	—	—
Exercised	(51)	3.93	(228)	(6.31)
Canceled	(22)	27.49	(2)	(30.33)

Shares under option, end of year	2,281	$16.41	2,397	$16.22
Exercisable at end of year	1,538	$12.28	1,102	$8.86

Options exercisable at August 31, 2009 had a weighted average remaining contractual life of 5.7 years. For total options outstanding at August 31, 2009, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	150	$2.54	2.06
$3.21 to $6.41	90	$4.19	3.46
$6.41 to $9.62	539	$8.46	5.32
$9.62 to $12.82	190	$11.24	6.44
$12.82 to $16.03	634	$15.00	6.84
$16.03 to $32.05	678	$30.18	8.11

	2,281	$16.41	6.38

Performance awards and stock units are either settled with common stock or cash upon vesting. We determine the fair value of each performance award and stock unit based on the market price on the date of grant. Performance awards, awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Stock units generally vest over four years. We also grant stock units and common stock to our directors which vests immediately. At May 31, 2009, there were 27,383 performance awards outstanding. No performance awards were granted during the three months ended August 31, 2009 and 2008. Transactions involving our common stock and stock units during the three months ended August 31, 2009 are summarized below:

	Three Months Ended August 31, 2009
	No. of Stock Units	Weighted Average Fair Value
Stock and stock units, beginning of period	127,523	$27.39
Changes during the period:
Granted	—	—
Vested and settled	—	—
Canceled	(2,231)	$27.39

Stock and stock units, end of period	125,292	$27.39

9. ENTITY WIDE DISCLOSURES

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

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008
	(unaudited)	(unaudited)
Revenues
United States	$71,417	$78,939
Canada	18,738	33,197
Europe	6,164	6,263
Other foreign countries	4,618	4,939

Total	$100,937	$123,338

	August 31, 2009	May 31, 2009
	(unaudited)
Total Assets
United States	$160,112	$180,889
Canada	63,548	62,678
Europe	27,368	25,353
Other foreign countries	8,015	7,001

Total	$259,043	$275,921

10. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.3 million and $1.1 million as of August 31, 2009 and May 31, 2009, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $2.5 million and $3.3 million for the quarter ended August 31, 2009 and 2008, respectively.

11. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, we were informed of allegations of improper payments, made by our local employees, to employees of certain customers, including foreign government owned enterprises. Consequently, the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an investigation of those allegations with the assistance of independent outside counsel. The investigation has found evidence suggesting that payments, which may violate the Foreign Corrupt Practices Act (“FCPA”), were made to employees of foreign government owned enterprises in Trinidad. The Audit Committee is also reviewing operations in several other jurisdictions in which the Company does business. While the investigation is ongoing, there has been no indication that the improper payments were made, or authorized by, employees outside the one TMS Trinidad branch. Based upon the evidence obtained to date, we believe that the total of these improper payments over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent approximately one-half of one percent of our annual consolidated revenues.

As of August 31, 2009, we have expended an aggregate of approximately $1.1 million on legal and other professional services related to this investigation. We have voluntarily disclosed information relating to the initial allegations, the investigation and the initial findings to the U.S. Department of Justice (“DOJ”) and to the SEC, and we will cooperate with the DOJ and SEC in connection with their review of this matter. Assuming no additional violations are discovered, we believe the Audit Committee investigation will be completed by the end of the calendar year and that our outside professional costs associated with the investigation will be approximately $2 million. The outcome of this investigation cannot be predicted at this time; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties could be assessed by the Federal government in connection with this matter. The nature and amount of any monetary penalty cannot reasonably be estimated. We have not recorded any provision for monetary penalties or other costs related to criminal and civil sanctions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2009.

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2009.

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

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

The following table sets forth the components of revenue and operating income from our operations for the three months ended August 31, 2009 and August 31, 2008 (in thousands):

	Three Months ended August 31, 2009	Three Months ended August 31, 2008	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$57,305	$65,255	$(7,950)	(12)%
TMS division	43,632	58,083	(14,451)	(25)%

Total revenues	100,937	123,338	(22,401)	(18)%
Gross Margin:
TCM division	16,483	20,070	(3,587)	(18)%
TMS division	12,951	19,039	(6,088)	(32)%

Total gross margin	29,434	39,109	(9,675)	(25)%
SG&A Expenses:
Field operations	21,108	24,548	(3,440)	(14)%
Corporate costs	5,921	5,110	811	16%

Total SG&A	27,029	29,658	(2,629)	(9)%
Earnings from unconsolidated affiliates	259	264	(5)	(2)%

Operating income	$2,664	$9,715	$(7,051)	(73)%

Revenues. Our revenues for the three months ended August 31, 2009 were $100.9 million compared to $123.3 million for the three months ended August 31, 2008, a decrease of $22.4 million or 18%. Revenues for our TCM division for the three months ended August 31, 2009 were $57.3 million compared to $65.3 million for the three months ended August 31, 2008, a decrease of $8.0 million or 12%. Revenues of unconsolidated affiliates for the three months ended August 31, 2009 and 2008 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $2.5 million and $3.3 million, respectively. Revenues for our TMS division for the three months ended August 31, 2009 were $43.6 million compared to $58.1 million for the three months ended August 31, 2008, a decrease of $14.5 million or 25%. The effects of the economic recession did not dramatically affect our revenues until the second half of our prior fiscal year. Consequently, the prior year first quarter was a record first quarter for Team. The current period decrease in revenues reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas.

Gross Margin. Our gross margin for the three months ended August 31, 2009 was $29.4 million compared to $39.1 million for the three months ended August 31, 2008, a decrease of $9.7 million or 25%. Gross margin as a percentage of revenue was 29% for the three months ended August 31, 2009 and 32% for the three months ended August 31, 2008. Gross margin for our TCM division for the three months ended August 31, 2009 was $16.5 million compared to $20.1 million for the three months ended August 31, 2008, a decrease of approximately $3.6 million or 18%. Gross margin as a percentage of revenue for the TCM division was 29% for the current period compared to 31% in the prior period. Gross margin for our TMS division was $13.0 million for the three months ended August 31, 2009 compared to $19.0 million for the three months ended August 31, 2008, a decrease of $6.1 million or 32%. Gross margin as a percentage of revenue for the TMS division was 30% for the current period compared to 33% in the prior period.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended August 31, 2009 was $27.0 million compared to $29.7 million for the three months ended August 31, 2008, a decrease of $2.6 million or 9%. The decrease in SG&A was primarily due to reduced expenditures in our field operations offset by $0.8 million increase in corporate support cost. The increase in corporate costs are primarily due to a $1.1 million non-routine pre-tax charge associated with the internal investigation disclosed in Note 11 of this Form 10-Q. SG&A as a percentage of revenue was 27% for the three months ended August 31, 2009 and 24% for the three months ended August 31, 2008. Excluding the $1.1 million pre-tax charge for the investigation, total SG&A decreased $3.7 million, or 12%.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $0.8 million for the three months ended August 31, 2009 compared to $1.4 million for the three months ended August 31, 2008. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Taxes. The provision for income taxes was $0.7 million on pretax income of $1.9 million for the three months ended August 31, 2009 and $3.3 million on pretax income of $8.3 million for the three months ended August 31, 2008. The effective tax rate for the three months ended August 31, 2009 was 39%, the same as for the prior year period.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs. At August 31, 2009 we had $13.6 million of cash on hand and approximately $81 million of available borrowing capacity through our banking syndicate.

Cashflows Attributable to Our Operating Activities. For the three months ended August 31, 2009, cash provided by operating activities was $18.3 million. Positive operating cash flow was primarily attributable to working capital changes, net income of $1.1 million, depreciation and amortization of $3.0 million and non-cash compensation cost of $1.2 million.

Cashflows Attributable to Our Investing Activities. For the three months ended August 31, 2009, cash used in investing activities was $2.0 million, consisting primarily of $1.9 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2010 to be approximately $10-15 million.

Cashflows Attributable to Our Financing Activities. For the three months ended August 31, 2009, cash used by financing activities was $15.1 million. Repayments under the Credit Facility, Canadian Line of Credit and Term Loan used $14.5 million of cash.

Effect of Exchange Rate Changes On Cash. For the three months ended August 31, 2009, the effect of exchange rate changes on cash was a negative impact of $0.3 million. We have significant operations in Europe and Canada and the negative impact is primarily due to the currency volatility between the US and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at August 31, 2009, is $2.7 million of cash in Europe and $0.2 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the political and economic climate in Venezuela makes it extremely difficult to repatriate the earnings of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2009, the exchange rate with the Euro increased from $1.4126 per Euro to $1.4353 per Euro, an increase of 2%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.9123 per Canadian Dollar to $0.9118 per Canadian Dollar. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $0.3 million of foreign currency translation losses in other comprehensive income for the three months ended August 31, 2009. At August 31, 2009, our Venezuelan subsidiary had $2.6 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars at the officially published exchange rate. Further deterioration in the political and economic climate in Venezuela may result in future transaction gains and losses.

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

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. At August 31, 2009, the notional amount of our swap was $20.0 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of fiscal 2010.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Approximately one hundred lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008 we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the city of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the city of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We have not accrued any liability for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Item 1A. Risk Factors beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2009 includes a detailed discussion of our risk factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Our 2009 Annual Meeting of Shareholders was held on September 24, 2009. At that meeting, Messrs. Vincent D. Foster, Jack A. Johnson, Jr. and Robert A. Peiser were elected to serve as Class II directors for a three-year term. The votes with respect to the election of each director were as follows:

NAME	FOR	WITHHELD
Vincent D. Foster	11,975,925	4,147,926
Jack M. Johnson, Jr.	15,818,050	305,801
Robert A. Peiser	15,559,363	564,488

The shareholders also approved the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
15,974,156	142,154	7,541	—

The shareholders also approved the proposal to approve the maximum amount of compensation that may be paid to a participant for performance based awards made pursuant to the Team, Inc. 2006 Stock Incentive Plan, as amended and restated effective August 1, 2009, by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,443,308	518,947	161,951	1,999,645

The shareholders also approved the proposal to approve the amendment to the Team, Inc. Restated Non-Employee Director’s Stock Option Plan to authorize the issuance of common stock awards, revise the automatic grant of options and make certain technical revisions and improvements, by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,565,318	395,299	163,589	1,999,645

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: October 9, 2009	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)