Form 10-Q
period 2009-11-30
TEAM INC
filed 2010-01-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 30, 2009 there were 18,947,275 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	November 30, 2009	May 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,929	$12,632
Receivables, net of allowance of $4,615 and $3,662	117,736	114,279
Inventory	19,529	19,647
Income tax receivable	—	1,461
Deferred income taxes	937	944
Prepaid expenses and other current assets	5,459	7,674

Total Current Assets	150,590	156,637
Property, plant and equipment, net	58,049	59,582
Intangible assets, net of accumulated amortization of $1,877 and $1,734	1,728	953
Goodwill	57,917	56,453
Other assets, net	2,710	2,296

Total Assets	$270,994	$275,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,816	$4,813
Accounts payable	14,606	14,928
Other accrued liabilities	19,882	23,102
Insurance note payable	1,817	3,949

Total Current Liabilities	38,121	46,792
Deferred income taxes	6,725	5,939
Long-term debt	67,206	76,689

Total Liabilities	112,052	129,420

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,943,025 and 18,836,709 shares issued	5,683	5,651
Additional paid-in capital	66,382	63,125
Retained earnings	87,244	80,278
Accumulated other comprehensive loss	(367)	(2,553)

Total Stockholders’ Equity	158,942	146,501

Total Liabilities and Stockholders’ Equity	$270,994	$275,921

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenues	$123,292	$148,752	$224,229	$272,090
Operating expenses	83,844	98,667	155,347	182,896

Gross margin	39,448	50,085	68,882	89,194
Selling, general and administrative expenses	29,403	32,132	56,432	61,790
Earnings from unconsolidated affiliates	232	411	491	675

Operating income	10,277	18,364	12,941	28,079
Interest expense, net	697	1,378	1,502	2,825

Earnings before income taxes	9,580	16,986	11,439	25,254
Provision for income taxes	3,739	6,769	4,473	10,080

Net Income	$5,841	$10,217	$6,966	$15,174

Net income per share: Basic	$0.31	$0.54	$0.37	$0.81
Net income per share: Diluted	$0.30	$0.51	$0.36	$0.76
Weighted averages shares outstanding
Basic	18,925	18,823	18,890	18,752
Diluted	19,492	19,853	19,442	19,881

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net income	$5,841	$10,217	$6,966	$15,174
Foreign currency translation adjustment	3,051	(12,907)	3,339	(19,016)
Interest rate swap	205	(213)	433	(215)
Foreign currency hedge	(790)	2,171	(1,068)	3,489
Tax provision	(563)	3,127	(518)	4,969

Comprehensive income	$7,744	$2,395	$9,152	$4,401

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$6,966	$15,174
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(491)	(675)
Depreciation and amortization	5,963	5,940
Amortization of deferred loan costs	160	145
Deferred income taxes	270	(3,295)
Non-cash compensation cost	2,642	2,180
(Increase) decrease:
Accounts receivable	(2,000)	(8,193)
Inventory	239	(2,533)
Prepaid expenses and other current assets	2,282	1,762
Increase (decrease):
Accounts payable	(512)	(1,376)
Other accrued liabilities	(2,818)	(1,301)
Income taxes	1,270	2,709

Net cash provided by operating activities	13,971	10,537

Cash Flows From Investing Activities:
Capital expenditures	(3,882)	(8,994)
Contributions to joint ventures	—	(1,500)
Increase in other assets, net	(986)	92

Net cash used in investing activities	(4,868)	(10,402)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement	(10,667)	10,456
Payments related to term loans	(3,000)	(3,142)
Tax benefit of stock option exercises	518	1,980
Insurance note payments	(2,132)	(1,848)
Loan financing fees	—	(66)
Issuance of common stock	193	1,572

Net cash provided by (used in) financing activities	(15,088)	8,952
Effect of exchange rate changes on cash	282	(6,422)

Net increase (decrease) in cash and cash equivalents	(5,703)	2,665
Cash and cash equivalents at beginning of period	12,632	6,600

Cash and cash equivalents at end of period	$6,929	$9,265

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

We offer these services in over 100 locations throughout the United States and international markets including Angola, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela.

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, steel industries municipalities, shipbuilding, Original Equipment Manufacturers (“OEMs”), distributors and end users and some of the world’s largest engineering and construction firms. Our products and services are provided across a broad geographic reach.

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

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) analyzing tangible and intangible assets for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable and (6) estimating the useful lives of our assets.

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in.

Income Taxes. We follow the guidance in ASC 740, Income Taxes (“ASC 740”) which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

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

Workers Compensation, Auto, Medical and General Liability Accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, automobile liability and general liability claims, our self-insured retention is currently $500,000 per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2009 and May 31, 2009, the amount of earned but unbilled revenue included in accounts receivable was $11.2 million and $6.5 million, respectively.

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

There were 841,000 and 647,000 options to purchase shares of common stock outstanding during the three month periods ended November 30, 2009 and November 30, 2008, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 1,287,000 and zero options to purchase shares of common stock outstanding during the six month periods ended November 30, 2009 and November 30, 2008, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity.

Accounting Principles Not Yet Adopted

In June 2009, the FASB issued an update to ASC 810, Consolidations (“ASC 810”) which amends the guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are still assessing the impact of this update on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any effect on our results of operations, financial position or cash flows.

In May 2009, the FASB issued an update to its guidance in ASC 855, Subsequent Events (“ASC 855”) which established principles and requirements for subsequent events. The update details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We have reviewed subsequent events through January 8, 2010, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging (“ASC 815”) which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. This update became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows.

In December 2007, the FASB updated ASC 805, Business Combinations (“ASC 805”). ASC 805 applies to all business combinations, including combinations among mutual entities and combinations by contract alone. The update to ASC 820 requires that all business combinations will be accounted for by applying the acquisition method. The update of ASC 805 is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. As we completed no business acquisitions in the first three months of the fiscal year, the adoption of this update as of June 1, 2009 had no effect on our consolidated financial statements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of ASC 820, however, may change current practice within an organization. ASC 820 was effective January 1, 2008 and applied prospectively. Effective June 1, 2008, we adopted the provisions of ASC 820 relating to financial assets and liabilities. The adoption of ASC 820 did not have a material financial impact on our consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued an update to ASC 820, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes to fair value for the financial instrument would be reported in earnings. This update was effective June 1, 2008. We did not adopt the fair value option permitted under this statement.

In October 2008, the FASB issued an update to ASC 820. This update clarifies the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This update was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this update had no effect on our results of operations, financial position or cash flows.

In April 2009, the FASB issued an update to its guidelines in ASC 820 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update requires those disclosures to be summarized financial information at interim reporting periods. This update also requires that companies disclose in the body or in the accompanying notes of the summarized financial information for interim reporting periods and in the financial statements for annual reporting periods the fair value of all instruments for with it is practical to estimate that fair value, whether recognized or not in the statement of financial position. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear the fair value and carrying amount represents assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. This update to ASC 820 became effective for us on June 15, 2009 and did not have a material effect on our results of operations, financial position or cash flows.

2. RECEIVABLES

A summary of accounts receivable as of November 30, 2009 and May 31, 2009 is as follows (in thousands):

	November 30, 2009	May 31, 2009
	(unaudited)
Trade accounts receivable	$111,138	$111,465
Unbilled revenues	11,213	6,476
Allowance for doubtful accounts	(4,615)	(3,662)

Total	$117,736	$114,279

3. INVENTORY

A summary of inventory as of November 30, 2009 and May 31, 2009 is as follows (in thousands):

	November 30, 2009	May 31, 2009
	(unaudited)
Raw materials	$2,648	$3,071
Work in progress	622	674
Finished goods	16,259	15,902

Total	$19,529	$19,647

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2009 and May 31, 2009 is as follows (in thousands):

	November 30, 2009	May 31, 2009
	(unaudited)
Land	$960	$945
Buildings and leasehold improvements	7,998	7,939
Machinery and equipment	92,013	88,129
Furniture and fixtures	1,712	1,659
Computers and computer software	6,024	5,942
Automobiles	2,458	2,311
Construction in progress	8,534	8,081

Total	119,699	115,006
Accumulated depreciation and amortization	(61,650)	(55,424)

Property, plant, and equipment, net	$58,049	$59,582

At November 30, 2009, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At November 30, 2009, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $7.5 million. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers, and accordingly, starting in the third quarter of fiscal year 2009, ceased to further capitalize interest until the project resumes.

5. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2009 and May 31, 2009 is as follows (in thousands):

	November 30, 2009	May 31, 2009
	(unaudited)
Payroll and other compensation expenses	$12,670	$14,698
Insurance accruals	3,505	5,020
Property, sales and other taxes	1,419	1,082
Auto lease rebate	257	446
Other	2,031	1,856

Total	$19,882	$23,102

6. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”), bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at November 30, 2009) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of ..25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At November 30, 2009, we were in compliance with all covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.1 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR plus 1.25% at November 30, 2009) and mature in May 2012.

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

A summary of long-term debt as of November 30, 2009 and May 31, 2009 is as follows (in thousands):

	November 30, 2009	May 31, 2009
	(unaudited)
Revolving loan portion of the Credit Facility	$62,582	$76,164
Canadian Line of Credit	4,255	—
Term loan portion of the Credit Facility	1,500	4,500
Software Licensing Note	673	821
Auto loans	12	17

	69,022	81,502
Current maturities	(1,816)	(4,813)

Long-term debt, excluding current maturities	$67,206	$76,689

ASC 815 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter party will not fulfill the terms of the contract. We considered counter party credit risk to our derivative contracts when valuing our derivative instruments.

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30.0 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. We estimate $0.4 million of net losses on the interest rate swap agreement will be transferred into earnings (based on current LIBOR rates). These are currently included in other accumulated comprehensive income and will be reclassified into earnings prior to settlement of the derivative in June 2010. Losses reclassified from accumulated other comprehensive income into earnings will be located in interest expense.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2009 and 2008, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,

	2009	2008	2009	2008	2009	2008	2009	2008
Economic hedge	$(790)	$2,171	$—	$—	$(1,068)	$3,489	$—	$—
Interest rate swap	205	(213)	223	113	433	(215)	462	273

	$(585)	$1,958	$223	$113	$(635)	$3,274	$462	$273

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2009			May 31, 2009
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$(464)	Liability	Long-term debt	$604
Interest rate swap	Liability	Other liabilities	(383)	Liability	Other liabilities	(816)

Total Derivatives			$(847)			$(212)

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At November 30, 2009 and May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million and $6.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

7. FAIR VALUE MEASUREMENTS

Effective June 1, 2008, we adopted the provisions of ASC 820, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2009 and May 31, 2009, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2009
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$(464)	$—	$(464)
Interest rate swap	—	(383)	—	(383)

Total Liabilities	$—	$(847)	$—	$(847)

	May 31, 2009
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$604	$—	$604
Interest rate swap	—	(816)	—	(816)

Total Liabilities	$—	$(212)	$—	$(212)

8. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2009, there were approximately 2.6 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at November 30, 2009. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.6 million and $2.2 million for the six months ended November 30, 2009 and 2008, respectively. Tax benefits related to share-based compensation were $0.5 million and $2.0 million for the six months ended November 30, 2009 and 2008, respectively. At November 30, 2009, $10.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of three years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the six months ended November 30, 2009 and 2008. Transactions involving our stock options during the six months ended November 30, 2009 and 2008 are summarized below:

	Six Months Ended November 30, 2009		Six Months Ended November 30, 2008
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	2,354	$16.24	2,627	$15.37
Changes during the year:
Granted	—	—	—	—
Exercised	(62)	$4.92	(246)	$6.38
Canceled	(23)	$26.76	(2)	$30.33

Shares under option, end of year	2,269	$16.44	2,379	$16.29
Exercisable at end of year	1,780	$14.07	1,414	$11.93

Options exercisable at November 30, 2009 had a weighted average remaining contractual life of 5.8 years. For total options outstanding at November 30, 2009, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	150	$2.54	1.8
$3.21 to $6.41	89	$4.19	3.2
$6.41 to $9.62	532	$8.46	5.1
$9.62 to $12.82	190	$11.24	6.2
$12.82 to $16.03	631	$14.99	6.6
$16.03 to $32.05	677	$30.18	7.9

	2,269	$16.44	6.1

Performance awards and stock units are either settled with common stock or cash upon vesting. We determine the fair value of each performance award and stock unit based on the market price on the date of grant. Performance awards, awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Stock units generally vest over four years. We also grant stock units and common stock to our directors which vests immediately. At November 30, 2009, there were 51,000 performance awards outstanding with a weighted average fair value of $20.54. We granted 30,000 and 27,000 performance awards during the three and six months ended November 30, 2009 and 2008, respectively. Transactions involving our common stock and stock units during the six months ended November 30, 2009 are summarized below:

	Six Months Ended November 30, 2009
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	127	$27.39
Changes during the period:
Granted	170	$16.54
Vested and settled	(45)	$24.56
Canceled	(2)	$27.39

Stock and stock units, end of period	250	$20.54

9. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Our TCM division provides the services of non-destructive testing and field heat treating. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TMS and TCM divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TMS and TCM divisions are provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. While TMS and TCM division field locations are generally separate, both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$87,050	$98,856	$158,467	$177,795
Canada	25,398	36,844	44,136	70,041
Europe	6,170	7,899	12,334	14,162
Other foreign countries	4,674	5,153	9,292	10,092

Total	$123,292	$148,752	$224,229	$272,090

	November 30, 2009	May 31, 2009
	(unaudited)
Total Assets
United States	$182,824	$180,889
Canada	49,717	62,678
Europe	28,928	25,353
Other foreign countries	9,525	7,001

Total	$270,994	$275,921

10. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.6 million and $1.1 million as of November 30, 2009 and May 31, 2009, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $4.9 million and $8.7 million for the six months ended November 30, 2009 and 2008, respectively.

11. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, we were informed of allegations of improper payments, made by our local employees, to employees of certain customers, including foreign government owned enterprises. Consequently, the Audit Committee of our Board of Directors (the “Audit Committee”) initiated an investigation of those allegations with the assistance of independent outside counsel. The Audit Committee is also reviewing operations in several other foreign jurisdictions in which the Company does business. The investigation has found evidence of improper payments which may have violated the Foreign Corrupt Practices Act (“FCPA”), were made to employees of foreign government owned enterprises in Trinidad. While the investigation is ongoing, there has been no indication that the improper payments in Trinidad were made, or authorized by, employees outside the one TMS Trinidad branch. Based upon the evidence obtained to date, we believe that the total of these improper payments over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent approximately one-half of one percent of our annual consolidated revenues.

As of November 30, 2009, we have expended an aggregate of approximately $2.3 million on legal and other professional services related to this investigation. We have voluntarily disclosed information relating to the initial allegations, the investigation and the initial findings to the U.S. Department of Justice (“DOJ”) and to the SEC, and we will cooperate with the DOJ and SEC in connection with their review of this matter. While the investigation is ongoing, our management continues to believe that any possible violations of the FCPA are limited in size and scope. The investigation is expected to be completed during the first calendar quarter of 2010. The total professional costs associated with the investigation are projected to be about $3.0 million. The outcome of this investigation cannot be predicted at this time; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties could be assessed by the Federal government in connection with this matter. The nature and amount of any monetary penalty cannot reasonably be estimated. We have not recorded any provision for monetary penalties or other costs related to criminal and civil sanctions.

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

We offer these services in over 100 locations throughout the United States and international markets including Angola, Belgium, Canada, Singapore, The Netherlands, Trinidad and Venezuela. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, shipbuilding, OEMs, distributors and end users. Our products and services are provided across a broad geographic reach.

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

The following table sets forth the components of revenue and operating income from our operations for the three months ended November 30, 2009 and November 30, 2008 (in thousands):

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$71,322	$76,126	$(4,804)	(6)%
TMS division	51,970	72,626	(20,656)	(28)%

Total revenues	123,292	148,752	(25,460)	(17)%
Gross Margin:
TCM division	22,319	23,465	(1,146)	(5)%
TMS division	17,129	26,620	(9,491)	(36)%

Total gross margin	39,448	50,085	(10,637)	(21)%
SG&A Expenses:
Field operations	23,286	27,082	(3,796)	(14)%
Corporate costs	4,913	5,050	(137)	(3)%
Non-recurring investigation costs	1,204	—	1,204	100%

Total SG&A	29,403	32,132	(2,729)	(8)%
Earnings from unconsolidated affiliates	232	411	(179)	(44)%

Operating income	$10,277	$18,364	$(8,087)	(44)%

Revenues. Our revenues for the three months ended November 30, 2009 were $123.3 million compared to $148.8 million for the three months ended November 30, 2008, a decrease of $25.5 million or 17%. Revenues for our TCM division for the three months ended November 30, 2009 were $71.3 million compared to $76.1 million for the three months ended November 30, 2008, a decrease of $4.8 million or 6%. Revenues of unconsolidated affiliates for the three months ended November 30, 2009 and 2008 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $2.4 million and $3.5 million, respectively. Revenues for our TMS division for the three months ended November 30, 2009 were $52.0 million compared to $72.6 million for the three months ended November 30, 2008, a decrease of $20.7 million or 28%. The effects of the economic recession did not dramatically affect our revenues until the second half of our prior fiscal year. Consequently, the first half of fiscal year 2009 was a record period for Team. The current period decrease in revenues reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending and delay maintenance when and where possible. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas with Canada representing approximately half of the overall revenue decline due to reduced activity in the Canadian Oil Sands regions.

Gross Margin. Our gross margin for the three months ended November 30, 2009 was $39.4 million compared to $50.1 million for the three months ended November 30, 2008, a decrease of $10.6 million or 21%. Gross margin as a percentage of revenue was 32% for the three months ended November 30, 2009 and 34% for the three months ended November 30, 2008. Gross margin for our TCM division for the three months ended November 30, 2009 was $22.3 million compared to $23.5 million for the three months ended November 30, 2008, a decrease of $1.1 million or 5%. Gross margin as a percentage of revenue for the TCM division was 31% for both periods presented. Gross margin for our TMS division was $17.1 million for the three months ended November 30, 2009 compared to $26.6 million for the three months ended November 30, 2008, a decrease of $9.5 million or 36%. Gross margin as a percentage of revenue for the TMS division was 33% for the current period compared to 37% in the prior period. Declines in gross margin percentage are attributable to pricing pressures related to recently quoted work and lower current utilization levels resulting from lower activity levels, most notably in the Canadian Oil Sands region.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended November 30, 2009 was $29.4 million compared to $32.1 million for the three months ended November 30, 2008, a decrease of $2.7 million or 8%. The decrease in SG&A was primarily due to reduced expenditures in our field operations of $3.8 million. This decrease was offset by a $1.2 million non-routine pre-tax charge associated with the internal investigation disclosed in Note 11 of this Form 10-Q. SG&A as a percentage of revenue was 24% for the three months ended November 30, 2009 and 22% for the three months ended November 30, 2008. Excluding the $1.2 million pre-tax charge for the investigation, total SG&A decreased $3.9 million, or 12%.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $0.7 million for the three months ended November 30, 2009 compared to $1.4 million for the three months ended November 30, 2008. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Taxes. The provision for income taxes was $3.7 million on pretax income of $9.6 million for the three months ended November 30, 2009 and $6.8 million on pretax income of $17.0 million for the three months ended November 30, 2008. The effective tax rate for the three months ended November 30, 2009 was 39% compared to 40% for the prior year period.

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

The following table sets forth the components of revenue and operating income from our operations for the six months ended November 30, 2009 and November 30, 2008 (in thousands):

	Six Months ended November 30, 2009	Six Months ended November 30, 2008	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$128,626	$141,381	$(12,755)	(9)%
TMS division	95,603	130,709	(35,106)	(27)%

Total revenues	224,229	272,090	(47,861)	(18)%
Gross Margin:
TCM division	38,800	43,534	(4,734)	(11)%
TMS division	30,082	45,660	(15,578)	(34)%

Total gross margin	68,882	89,194	(20,312)	(23)%
SG&A Expenses:
Field operations	44,393	51,626	(7,233)	(14)%
Corporate costs	9,733	10,164	(431)	(4)%
Non-routine investigation costs	2,306	—	2,306	100%

Total SG&A	56,432	61,790	(5,358)	(9)%
Earnings from unconsolidated affiliates	491	675	(184)	(27)%

Operating income	$12,941	$28,079	$(15,138)	(54)%

Revenues. Our revenues for the six months ended November 30, 2009 were $224.2 million compared to $272.1 million for the six months ended November 30, 2008, a decrease of $47.9 million or 18%. Revenues for our TCM division for the six months ended November 30, 2009 were $128.6 million compared to $141.4 million for the six months ended November 30, 2008, a decrease of $12.8 million or 9%. Revenues of unconsolidated affiliates for the six months ended November 30, 2009 and 2008 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $4.9 million and $8.7 million, respectively. Revenues for our TMS division for the six months ended November 30, 2009 were $95.6 million compared to $130.7 million for the six months ended November 30, 2008, a decrease of $35.1 million or 27%. The effects of the economic recession did not dramatically affect our revenues until the second half of our prior fiscal year. Consequently, the first half of fiscal year 2009 was a record period for Team. The current period decrease in revenues reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers are adopting more conservative near-term spending postures. As a result, we are seeing more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas with Canada representing approximately half of the overall revenue decline due to reduced activity in the Canadian Oil Sands regions.

Gross Margin. Our gross margin for the six months ended November 30, 2009 was $68.9 million compared to $89.2 million for the six months ended November 30, 2008, a decrease of $20.3 million or 23%. Gross margin as a percentage of revenue was 31% for the six months ended November 30, 2009 and 33% for the six months ended November 30, 2008. Gross margin for our TCM division for the six months ended November 30, 2009 was $38.8 million compared to $43.5 million for the six months ended November 30, 2008, a decrease of $4.7 million or 11%. Gross margin as a percentage of revenue for the TCM division was 30% for the current period compared to 31% in the prior period. Gross margin for our TMS division was $30.1 million for the six months ended November 30, 2009 compared to $45.7 million for the six months ended November 30, 2008, a decrease of $15.6 million or 34%. Gross margin as a percentage of revenue for the TMS division was 31% for the current period compared to 35% in the prior period. Declines in gross margin percentage are attributable to pricing pressures related to recently quoted work and lower current utilization levels resulting from lower activity levels, most notably in the Canadian Oil Sands region.

Selling, General, and Administrative Expenses. Our SG&A for the six months ended November 30, 2009 was $56.4 million compared to $61.8 million for the six months ended November 30, 2008, a decrease of $5.4 million or 9%. The decrease in SG&A was primarily due to reduced expenditures in our field operations of $7.2 million accompanied by a $0.4 million decrease in corporate support cost. These cost reductions were offset by a $2.3 million non-routine pre-tax charge associated with the internal investigation disclosed in Note 11 of this Form 10-Q. SG&A as a percentage of revenue was 25% for the six months ended November 30, 2009 and 23% for the six months ended November 30, 2008. Excluding the $2.3 million pre-tax charge for the investigation, total SG&A decreased $7.7 million or 12%.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $1.5 million for the six months ended November 30, 2009 compared to $2.8 million for the six months ended November 30, 2008. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Taxes. The provision for income taxes was $4.5 million on pretax income of $11.4 million for the six months ended November 30, 2009 and $10.1 million on pretax income of $25.3 million for the six months ended

November 30, 2008. The effective tax rate for the six months ended November 30, 2009 was 39% compared to 40% for the prior period.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs. At November 30, 2009 we had $6.9 million of cash on hand and approximately $59.3 million of available borrowing capacity through our banking syndicate.

Cashflows Attributable to Our Operating Activities. For the six months ended November 30, 2009, cash provided by operating activities was $14.0 million. Positive operating cash flow was primarily attributable to net income of $7.0 million, depreciation and amortization of $6.0 million and non-cash compensation cost of $2.6 million offset by a decrease of $1.5 million in working capital.

Cashflows Attributable to Our Investing Activities. For the six months ended November 30, 2009, cash used in investing activities was $4.9 million, consisting primarily of $3.9 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2010 to be approximately $10-15 million.

Cashflows Attributable to Our Financing Activities. For the six months ended November 30, 2009, cash used by financing activities was $15.1 million. Repayments under the Credit Facility, Canadian Line of Credit and Term Loan used $13.7 million of cash.

Effect of Exchange Rate Changes On Cash. For the six months ended November 30, 2009, the effect of exchange rate changes on cash was a positive impact of $0.3 million. We have significant operations in Europe and Canada and the positive impact is primarily due to the currency volatility between the US and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at November 30, 2009, is $4.5 million of cash in Europe and $0.2 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the political and economic climate in Venezuela makes it extremely difficult to repatriate the earnings of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2009, the exchange rate with the Euro increased from $1.4126 per Euro to $1.4993 per Euro, an increase of 6%. During the same period, the exchange rate with the Canadian Dollar increased from $0.9123 per Canadian Dollar to $0.9457 per Canadian Dollar, an increase of 4%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $3.3 million of foreign currency translation gains in other comprehensive income for the six months ended November 30, 2009.

We carry Eurobased debt to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

We carry Canadian Dollar based debt on our Canadian Line of Credit. The Canadian Line of Credit supports the operating and investing activities of our Canadian operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to our Canadian Line of Credit and our investment in our Canadian operations.

At November 30, 2009, our Venezuelan subsidiary had $2.7 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars at the officially published exchange rate, which the Venezuelan government has chosen to peg to the U.S. Dollar. At November 30, 2009, the officially published exchange rate was $0.4657 per Bolivar. Because of the political and economic climate in Venezuela, we account for Venezuela as a highly-inflationary economy. Significant future fluctuations in the value of the Venezuelan Bolivar could result in significant future transaction gains and losses. A 10% change in the exchange rate used to value the net monetary assets of our Venezuelan subsidiary would have an effect on earnings of $0.3 million.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

From time to time, we have utilized, and expect to utilize, derivative financial instruments with respect to a portion of our interest rate risks to achieve a more predictable cash flow by reducing our exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to our interest rate risks are intended to reduce our exposure to increases in the LIBOR based interest rates underlying our floating-rate Credit Facility. We do not enter into derivative financial instrument transactions for speculative purposes.

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. At November 30, 2009, the notional amount of our swap was $17.5 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of fiscal 2010.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Approximately one hundred lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We have not accrued any additional liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2009 for a detailed discussion of our risk factors.

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

TEAM, INC. (Registrant)

Date: January 8, 2010	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)