Form 10-Q
period 2010-02-28
TEAM INC
filed 2010-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 31, 2010 there were 18,960,875 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share and per share data)

	February 28, 2010	May 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,165	$12,632
Receivables, net of allowance of $4,774 and $3,662	102,833	114,279
Inventory	19,598	19,647
Income tax receivable	1,888	1,461
Deferred income taxes	1,219	944
Prepaid expenses and other current assets	4,158	7,674

Total Current Assets	143,861	156,637
Property, plant and equipment, net	56,417	59,582
Intangible assets, net of accumulated amortization of $1,943 and $1,734	1,586	953
Goodwill	56,834	56,453
Other assets, net	2,137	2,296

Total Assets	$260,835	$275,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$314	$4,813
Accounts payable	12,065	14,928
Other accrued liabilities	22,475	23,102
Insurance note payable	731	3,949

Total Current Liabilities	35,585	46,792
Deferred income taxes	8,669	5,939
Long-term debt	57,680	76,689

Total Liabilities	101,934	129,420

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,960,875 and 18,836,709 shares issued	5,687	5,651
Additional paid-in capital	67,847	63,125
Retained earnings	86,817	80,278
Accumulated other comprehensive loss	(1,450)	(2,553)

Total Stockholders’ Equity	158,901	146,501

Total Liabilities and Stockholders’ Equity	$260,835	$275,921

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenues	$104,112	$104,266	$328,341	$376,356
Operating expenses	75,593	74,312	230,940	257,208

Gross margin	28,519	29,954	97,401	119,148
Selling, general and administrative expenses	26,456	26,643	82,888	88,433
Earnings from unconsolidated affiliates	29	159	520	834

Operating income	2,092	3,470	15,033	31,549
Interest expense, net	667	1,158	2,197	4,048
Foreign currency (gain) loss	2,075	(17)	2,047	(82)

Earnings (loss) before income taxes	(650)	2,329	10,789	27,583
Provision for income taxes	(223)	148	4,250	10,228

Net income (loss)	$(427)	$2,181	$6,539	$17,355

Net income (loss) per share: Basic	$(0.02)	$0.12	$0.35	$0.92
Net income (loss) per share: Diluted	$(0.02)	$0.11	$0.34	$0.88
Weighted average shares outstanding
Basic	18,954	18,833	18,913	18,778
Diluted	19,621	19,637	19,491	19,821

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net income (loss)	$(427)	$2,181	$6,539	$17,355
Foreign currency translation adjustment	(2,258)	(1,708)	1,089	(20,724)
Interest rate swap	193	(19)	626	(233)
Foreign currency hedge	1,640	218	572	3,707
Tax provision	(666)	717	(1,184)	5,687

Comprehensive income (loss)	$(1,518)	$1,389	$7,642	$5,792

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2010	2009
Cash Flows From Operating Activities:
Net income	$6,539	$17,355
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(520)	(834)
Depreciation and amortization	9,224	9,037
Amortization of deferred loan costs	233	223
Foreign currency loss (gain)	2,047	(82)
Deferred income taxes	1,170	1,701
Write down of fixed assets	85	—
Non-cash compensation cost	3,876	3,384
(Increase) decrease:
Receivables	10,904	12,840
Inventory	(38)	(4,103)
Prepaid expenses and other current assets	3,242	2,816
Increase (decrease):
Accounts payable	(2,700)	(4,987)
Other accrued liabilities	132	353
Income taxes	(80)	(1,012)

Net cash provided by operating activities	34,114	36,691

Cash Flows From Investing Activities:
Capital expenditures	(5,513)	(13,267)
Proceeds from sale of assets	57	125
Distributions (contributions) from (to) joint ventures	600	(500)
(Increase) decrease in other assets, net	(1,091)	63

Net cash used in investing activities	(5,947)	(13,579)

Cash Flows From Financing Activities:
Payments under revolving credit agreement	(18,280)	(7,310)
Payments related to term loans	(4,733)	(4,485)
Tax benefit of stock option exercises	546	1,615
Insurance note payments	(3,218)	(2,774)
Issuance of common stock	401	1,754

Net cash used in financing activities	(25,284)	(11,200)
Effect of exchange rate changes on cash	(1,350)	(1,336)

Net increase in cash and cash equivalents	1,533	10,576
Cash and cash equivalents at beginning of period	12,632	6,600

Cash and cash equivalents at end of period	$14,165	$17,176

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

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, steel industries municipalities, shipbuilding, Original Equipment Manufacturers (“OEMs”), distributors and end users and some of the world’s largest engineering and construction firms. Our products and services are provided across a broad geographic reach.

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

Workers Compensation, Auto, Medical and General Liability Accruals. In accordance with ASC 450, Contingencies (“ASC 450”) we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, automobile liability and general liability claims, our self-insured retention is currently $500,000 per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2010 and May 31, 2009, the amount of earned but unbilled revenue included in accounts receivable was $7.5 million and $6.5 million, respectively.

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

There were 789,000 and 695,000 options to purchase shares of common stock outstanding during the three month periods ended February 28, 2010 and February 28, 2009, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 830,000 and 635,000 options to purchase shares of common stock outstanding during the nine month periods ended February 28, 2010 and February 28, 2009, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of operations. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy. Therefore, beginning on this date, the effect of all future currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations.

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

In May 2009, the FASB issued an update to its guidance in ASC 855, Subsequent Events (“ASC 855”) which established principles and requirements for subsequent events. The update details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009.

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

In December 2007, the FASB updated ASC 805, Business Combinations (“ASC 805”). ASC 805 applies to all business combinations, including combinations among mutual entities and combinations by contract alone. The update to ASC 805 requires that all business combinations will be accounted for by applying the acquisition method. The update of ASC 805 is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. As we completed no business acquisitions in the first three months of the fiscal year, the adoption of this update as of June 1, 2009 had no effect on our consolidated financial statements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The application of ASC 820, however, may change current practice within an organization. ASC 820 was effective January 1, 2008 and applied prospectively. Effective June 1, 2008, we adopted the provisions of ASC 820 relating to financial assets and liabilities. The adoption of ASC 820 did not have a material financial impact on our consolidated results of operations, financial condition or cash flows.

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

2. RECEIVABLES

A summary of accounts receivable as of February 28, 2010 and May 31, 2009 is as follows (in thousands):

	February 28, 2010	May 31, 2009
	(unaudited)
Trade accounts receivable	$100,136	$111,465
Unbilled revenues	7,471	6,476
Allowance for doubtful accounts	(4,774)	(3,662)

Total	$102,833	$114,279

3. INVENTORY

A summary of inventory as of February 28, 2010 and May 31, 2009 is as follows (in thousands):

	February 28, 2010	May 31, 2009
	(unaudited)
Raw materials	$2,720	$3,071
Work in progress	582	674
Finished goods	16,296	15,902

Total	$19,598	$19,647

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2010 and May 31, 2009 is as follows (in thousands):

	February 28, 2010	May 31, 2009
	(unaudited)
Land	$962	$945
Buildings and leasehold improvements	8,258	7,939
Machinery and equipment	92,740	88,129
Furniture and fixtures	1,707	1,659
Computers and computer software	6,063	5,942
Automobiles	2,430	2,311
Construction in progress	8,725	8,081

Total	120,885	115,006
Accumulated depreciation and amortization	(64,468)	(55,424)

Property, plant, and equipment, net	$56,417	$59,582

At February 28, 2010, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At February 28, 2010, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers, and accordingly, starting in the third quarter of fiscal year 2009, ceased to further capitalize interest until the project resumes.

5. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2010 and May 31, 2009 is as follows (in thousands):

	February 28, 2010	May 31, 2009
	(unaudited)
Payroll and other compensation expenses	$14,338	$14,698
Insurance accruals	5,140	5,020
Property, sales and other taxes	918	1,082
Auto lease rebate	176	446
Other	1,903	1,856

Total	$22,475	$23,102

6. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”), bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at February 28, 2010) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of ..25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At February 28, 2010, we were in compliance with all covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.1 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at a LIBOR based interest rate (LIBOR plus 1.25% at February 28, 2010) and mature in May 2012.

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

A summary of long-term debt as of February 28, 2010 and May 31, 2009 is as follows (in thousands):

	February 28, 2010	May 31, 2009
	(unaudited)
Revolving loan portion of the Credit Facility	$53,589	$76,164
Canadian Line of Credit	3,800	—
Term loan portion of the Credit Facility	—	4,500
Software Licensing Note	598	821
Auto loans	7	17

	57,994	81,502
Current maturities	(314)	(4,813)

Long-term debt, excluding current maturities	$57,680	$76,689

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

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged begins with a notional value of $30.0 million effective June 1, 2007 and decreases to $16.3 million by March 1, 2010. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. We estimate $0.2 million of net losses on the interest rate swap agreement will be transferred into earnings (based on current LIBOR rates). These are currently included in other accumulated comprehensive income and will be reclassified into earnings prior to settlement of the derivative in June 2010. Losses reclassified from accumulated other comprehensive income into earnings will be located in interest expense.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 28, 2010 and 2009, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended February 28,		Three Months Ended February 28,		Nine Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009	2010	2009	2010	2009
Economic hedge	$1,640	$218	$—	$—	$572	$3,707	$—	$—
Interest rate swap	193	(19)	208	226	626	(233)	670	499

	$1,833	$199	$208	$226	$1,198	$3,474	$670	$499

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 28, 2010			May 31, 2009
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$1,176	Liability	Long-term debt	$604
Interest rate swap	Liability	Other liabilities	(190)	Liability	Other liabilities	(816)

Total Derivatives			$986			$(212)

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At February 28, 2010 and May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million and $6.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2010 and May 31, 2009, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 28, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$1,176	$—	$1,176
Interest rate swap	—	(190)	—	(190)

Net Assets	$—	$986	$—	$986

	May 31, 2009
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$604	$—	$604
Interest rate swap	—	(816)	—	(816)

Net Liability	$—	$(212)	$—	$(212)

8. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2010, there were approximately 2.5 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at February 28, 2010. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.9 million and $3.4 million for the nine months ended February 28, 2010 and 2009, respectively. Tax benefits related to share-based compensation were $0.5 million and $1.6 million for the nine months ended February 28, 2010 and 2009, respectively. At February 28, 2010, $9.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of two and a half years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the nine months ended February 28, 2010 and 2009. Transactions involving our stock options during the nine months ended February 28, 2010 and 2009 are summarized below:

	Nine Months Ended February 28, 2010		Nine Months Ended February 28, 2009
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	2,354	$16.24	2,627	$15.37
Changes during the year:
Granted	—	$—	—	$—
Exercised	(79)	$6.45	(253)	$6.41
Canceled	(25)	$23.73	(16)	$28.60
Expired	(8)	$16.56	—	$—

Shares under option, end of year	2,242	$16.47	2,358	$16.24
Exercisable at end of year	1,785	$14.13	1,450	$12.03

Options exercisable at February 28, 2010 had a weighted average remaining contractual life of 5.6 years. For total options outstanding at February 28, 2010, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	150	$2.54	1.6
$3.22 to $6.41	88	$4.19	3.0
$6.42 to $9.62	519	$8.46	4.9
$9.63 to $12.82	189	$11.24	5.9
$12.83 to $16.03	622	$14.98	6.4
$16.04 to $32.05	674	$30.18	7.7

	2,242	$16.47	5.9

Performance awards are either settled with common stock or cash upon vesting. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards awarded to our Chairman, vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the nine months ended February 28, 2010 are summarized below:

	Nine Months Ended February 28, 2010
	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)
Performance Awards, beginning of period	28	$27.39
Changes during the period:
Granted	30	$16.42
Vested and settled	(7)	$27.39
Canceled	—	$—

Performance Awards, end of period	51	$20.84

Stock units are either settled with common stock or cash upon vesting. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest over four years. We also grant stock units and common stock to our directors which vests immediately. Transactions involving our stock units during the nine months ended February 28, 2010 are summarized below:

	Nine Months Ended February 28, 2010
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	127	$27.39
Changes during the period:
Granted	157	$16.43
Vested and settled	(31)	$27.39
Canceled	(3)	$25.18

Stock and stock units, end of period	250	$20.54

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

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended February 28, 2010		Three Months Ended February 28, 2009		Nine Months Ended February 28, 2010		Nine Months Ended February 28, 2009
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues
United States	$72,531	70%	$78,633	75%	$230,998	70%	$256,428	68%
Canada	22,285	21%	19,274	19%	66,422	20%	89,315	24%
Europe	5,898	6%	2,136	2%	18,231	6%	16,298	4%
Other foreign countries	3,398	3%	4,223	4%	12,690	4%	14,315	4%

Total	$104,112	100%	$104,266	100%	$328,341	100%	$376,356	100%

					February 28, 2010		May 31, 2009
					(unaudited)
Total Assets
United States					$175,279	67%	$180,889	66%
Canada					50,821	20%	62,678	23%
Europe					27,298	10%	25,353	9%
Other foreign countries					7,437	3%	7,001	2%

Total					$260,835	100%	$275,921	100%

10. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.0 million and $1.1 million as of February 28, 2010 and May 31, 2009, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $6.1 million and $10.6 million for the nine months ended February 28, 2010 and 2009, respectively.

11. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, we were informed of allegations of improper payments made by local employees of our wholly-owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. These improper payments may constitute violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Consequently, the Audit Committee of our Board of Directors (the “Audit Committee”) conducted an investigation of those allegations with the assistance of independent outside counsel. We voluntarily disclosed information relating to the initial allegations, the investigation and the initial findings to the U.S. Department of Justice (“DOJ”) and to the SEC in the summer of 2009, and have continued to cooperate with the DOJ and SEC in connection with their review of this matter. The Audit Committee investigation also included a review of our operations in several other foreign jurisdictions in which the Company does business.

The report of the independent investigator was delivered to the Audit Committee in March 2010. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated or is undertaking remedial action on all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government-owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent approximately one-half of one percent of our annual consolidated revenues. While we have not yet communicated the results of the independent investigation to the DOJ and SEC, our management continues to believe that any possible violations of the FCPA are limited in size and scope. The results of the independent investigation are expected to be communicated to the DOJ and SEC during the second calendar quarter of 2010

As of February 28, 2010, we have expended an aggregate of approximately $2.8 million on legal and other professional services related to this investigation. The total professional costs associated with the investigation are projected to approximate $3.0 million. The FCPA and related statutes and regulations provide for potential monetary penalties, disgorgement and interest, as well as criminal and civil sanctions in connection with violations of the FCPA and other applicable laws. It is possible that monetary penalties could be assessed against us or that we enter into a settlement with the U.S. government and other foreign governmental agencies in connection with this matter resulting in monetary payments. The nature and amount of any monetary penalties depends on a number of factors which cannot reasonably be estimated at this time. As a result, we have not recorded any provision for monetary penalties or other costs related to potential criminal and civil sanctions.

12. VENEZUELAN CURRENCY DEVALUATION

Foreign currency transaction losses were $2.1 million and $2.0 million for the three and nine months ended February 28, 2010, respectively. Currency transaction losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues, using the previously fixed exchange rate of 2.15 Bolivars per U.S. Dollar. We began to account for Venezuela as a highly-inflationary economy at the beginning of our third quarter of fiscal year 2010. Accordingly, all currency fluctuations between the Bolivar and U.S. Dollar are prospectively recorded in our statement of operations. Because of the recent devaluation of the Bolivar and the uncertain political environment in Venezuela, we use the “parallel” exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate Venezuelan assets, liabilities and results of operations effective as of the beginning of our fiscal 2010 third quarter. At February 28, 2010, our Venezuelan subsidiary had $1.1 million of net assets denominated in Venezuelan Bolivars.

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

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, pulp and paper, and steel industries as well as some of the world’s largest engineering and construction firms, shipbuilding, OEMs, distributors and end users. Our products and services are provided across a broad geographic reach.

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

The following table sets forth the components of revenue and operating income from our operations for the three months ended February 28, 2010 and February 28, 2009 (in thousands):

	Three Months ended February 28, 2010	Three Months ended February 28, 2009	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$60,021	$56,144	$3,877	7%
TMS division	44,091	48,122	(4,031)	(8)%

Total revenues	104,112	104,266	(154)	0%
Gross Margin:
TCM division	16,197	14,608	1,589	11%
TMS division	12,322	15,346	(3,024)	(20)%

Total gross margin	28,519	29,954	(1,435)	(5)%
SG&A Expenses:
Field operations	21,674	21,443	231	1%
Corporate costs	4,250	5,200	(950)	(18)%
Non-recurring investigation costs	532	—	532	100%

Total SG&A	26,456	26,643	(187)	(1)%
Earnings from unconsolidated affiliates	29	159	(130)	(82)%

Operating income	$2,092	$3,470	$(1,378)	(40)%

Revenues. Our revenues for the three months ended February 28, 2010 were $104.1 million compared to $104.3 million for the three months ended February 28, 2009, a decrease of $0.2 million. Revenues for our TCM division for the three months ended February 28, 2010 were $60.0 million compared to $56.1 million for the three months ended February 28, 2009, an increase of $3.9 million or 7%. Revenues of unconsolidated affiliates for the three months ended February 28, 2010 and 2009 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $1.1 million and $1.9 million, respectively. Revenues for our TMS division for the three months ended February 28, 2010 were $44.1 million compared to $48.1 million for the three months ended February 28, 2009, a decrease of $4.0 million or 8%. Revenue declines at TMS were partially attributable to several large projects, particularly in the Canadian Oil Sands, which wrapped up midway through the prior year quarter and have not yet restarted. Overall, the third quarter is traditionally our slowest seasonal quarter and the effects of the recession, which began to affect us in the third quarter of the prior year, continue to result in project scopes being aggressively managed and reduced where possible by our customers.

Gross Margin. Our gross margin for the three months ended February 28, 2010 was $28.5 million compared to $30.0 million for the three months ended February 28, 2009, a decrease of $1.4 million or 5%. Gross margin as a percentage of revenue was 27% for the three months ended February 28, 2010 compared to 29% for the three months ended February 28, 2009. Gross margin for our TCM division for the three months ended February 28, 2010 was $16.2 million compared to $14.6 million for the three months ended February 28, 2009, an increase of $1.6 million or 11%. Gross margin as a percentage of revenue for the TCM division was 27% for the three months ended February 28, 2010 period compared to 26% in the three months ended February 28, 2009. Gross margin for our TMS division was $12.3 million for the three months ended February 28, 2010 compared to $15.3 million for the three months ended February 28, 2009, a decrease of $3.0 million or 20%. Gross margin as a percentage of revenue for the TMS division was 28% for the three months ended February 28, 2010 period compared to 32% in the three months ended February 28, 2009. The decline in TMS divisional gross margin percentage is attributable to pricing pressures related to recently quoted work and less absorption of indirect costs resulting from lower activity levels, most notably in the Canadian Oil Sands.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended February 28, 2010 was $26.5 million compared to $26.6 million for the three months ended February 28, 2009, a decrease of $0.2 million or 1%. The decrease in SG&A was primarily due to reduced corporate costs of $1.0 million offset by a $0.5 million non-routine pre-tax charge associated with the internal investigation disclosed in Note 11 of this Form 10-Q. SG&A as a percentage of revenue was 25% for the three months ended February 28, 2010 and 26% for the three months ended February 28, 2009. Excluding the $0.5 million pre-tax charge for the investigation, total SG&A decreased $0.7 million or 3%.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $0.7 million for the three months ended February 28, 2010 compared to $1.2 million for the three months ended February 28, 2009. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Foreign Currency Transaction Gain/Loss. Foreign currency transaction losses were $2.1 million for the three months ended February 28, 2010. Currency transaction losses in the current quarter are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We began to account for Venezuela as a highly-inflationary economy at the beginning of our third quarter of fiscal year 2010. Accordingly, all currency fluctuations between the Bolivar and U.S. Dollar are prospectively recorded in our statement of operations. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues, using the previously fixed exchange rate of 2.15 Bolivars per U.S. Dollar. Because of the recent devaluation of the Bolivar and the uncertain political environment in Venezuela, we use the “parallel” exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate Venezuelan assets, liabilities and results of operations effective as of the beginning of our fiscal 2010 third quarter.

Taxes. The provision for income taxes was a benefit of $0.2 million for the three months ended February 28, 2010 compared to an expense of $0.1 million for the three months ended February 28, 2009. The current period benefit is due to a pretax loss of $ 0.7 million for the three months ended February 28, 2010. The effective tax rate for the three months ended February 28, 2010 was 34% compared to 6% for the prior year period. The unusually low prior period effective tax rate is primarily due to the inclusion of $0.6 million of tax credits recognized for research and development and human resource initiatives for the three months ended February 28, 2009.

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

The following table sets forth the components of revenue and operating income from our operations for the nine months ended February 28, 2010 and February 28, 2009 (in thousands):

	Nine Months ended February 28, 2010	Nine Months ended February 28, 2009	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$188,648	$197,525	$(8,877)	(4)%
TMS division	139,693	178,831	(39,138)	(22)%

Total revenues	328,341	376,356	(48,015)	(13)%
Gross Margin:
TCM division	54,997	58,141	(3,144)	(5)%
TMS division	42,404	61,007	(18,603)	(30)%

Total gross margin	97,401	119,148	(21,747)	(18)%
SG&A Expenses:
Field operations	66,068	73,070	(7,002)	(10)%
Corporate costs	13,982	15,363	(1,381)	(9)%
Non-routine investigation costs	2,838	—	2,838	100%

Total SG&A	82,888	88,433	(5,545)	(6)%
Earnings from unconsolidated affiliates	520	834	(314)	(38)%

Operating income	$15,033	$31,549	$(16,516)	(52)%

Revenues. Our revenues for the nine months ended February 28, 2010 were $328.3 million compared to $376.4 million for the nine months ended February 28, 2009, a decrease of $48.0 million or 13%. Revenues for our TCM division for the nine months ended February 28, 2010 were $188.6 million compared to $197.5 million for the nine months ended February 28, 2009, a decrease of $8.9 million or 4%. Revenues of unconsolidated affiliates for the nine months ended February 28, 2010 and 2009 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $6.1 million and $10.6 million, respectively. Revenues for our TMS division for the nine months ended February 28, 2010 were $139.7 million compared to $178.8 million for the nine months ended February 28, 2009, a decrease of $39.1 million or 22%. The effects of the economic recession did not dramatically affect our revenues until the second half of our prior fiscal year. Consequently, the first six months of fiscal year 2009 was a record period for Team. The current period decrease in revenues reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. While several industrial sectors which we serve became more economically distressed than others, nearly all our customers adopted more conservative near-term spending postures. As a result, we have seen more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we began to experienced revenue softness in virtually all service lines and geographic areas with Canada representing approximately half of the overall revenue decline due to reduced activity in the Canadian Oil Sands. The effects of the recession, which began to affect us in the third quarter of the prior year, continue to result in project scopes being aggressively managed and reduced where possible by our customers.

Gross Margin. Our gross margin for the nine months ended February 28, 2010 was $97.4 million compared to $119.1 million for the nine months ended February 28, 2009, a decrease of $21.7 million or 18%. Gross margin as a percentage of revenue was 30% for the nine months ended February 28, 2010 and 32% for the nine months ended February 28, 2009. Gross margin for our TCM division for the nine months ended February 28, 2010 was $55.0 million compared to $58.1 million for the nine months ended February 28, 2009, a decrease of $3.1 million or 5%. Gross margin as a percentage of revenue for the TCM division was 29% for both periods. Gross margin for our TMS division was $42.4 million for the nine months ended February 28, 2010 compared to $61.0 million for the nine months ended February 28, 2009, a decrease of $18.6 million or 30%. Gross margin as a percentage of revenue for the TMS division was 30% for the current period compared to 34% in the prior period. The decline in TMS divisional gross margin percentage is attributable to pricing pressures related to recently quoted work and less absorption of indirect costs resulting from lower activity levels, most notably in the Canadian Oil Sands.

Selling, General, and Administrative Expenses. Our SG&A for the nine months ended February 28, 2010 was $82.9 million compared to $88.4 million for the nine months ended February 28, 2009, a decrease of $5.5 million or 6%. The decrease in SG&A was primarily due to reduced expenditures in our field operations and corporate support costs offset by a $2.8 million non-routine pre-tax charge associated with the internal investigation disclosed in Note 11 of this Form 10-Q. SG&A as a percentage of revenue was 25% for the nine months ended February 28, 2010 and 23% for the nine months ended February 28, 2009. Excluding the $2.8 million pre-tax charge for the investigation, total SG&A decreased $8.4 million or 9% and SG&A as a percentage of revenues would have been 24%.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska and all technicians working on behalf of the joint venture are our employees.

Interest. Interest expense was $2.2 million for the nine months ended February 28, 2010 compared to $4.0 million for the nine months ended February 28, 2009. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Foreign Currency Transaction Gain/Loss. Foreign currency transaction losses were $2.0 million for the nine months ended February 28, 2010 compared to a gain of $0.1 million for the prior year period. Currency transaction losses in the current period are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We began to account for Venezuela as a highly-inflationary economy at the beginning of our third quarter of fiscal year 2010. Accordingly, all currency fluctuations between the Bolivar and U.S. Dollar are prospectively recorded in our statement of operations. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues, using the previously fixed exchange rate of 2.15 Bolivars per U.S. Dollar. Because of the recent devaluation of the Bolivar and the uncertain political environment in Venezuela, we use the “parallel” exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate Venezuelan assets, liabilities and results of operations effective as of the beginning of our fiscal 2010 third quarter.

Taxes. The provision for income taxes was $4.3 million on pretax income of $10.8 million for the nine months ended February 28, 2010 and $10.2 million on pretax income of $27.6 million for the nine months ended February 28, 2009. The effective tax rate for the nine months ended February 28, 2010 and 2009 was 39% and 37%, respectively. The prior period effective tax rate was lower primarily due to the inclusion of tax credits recognized for research and development and human resource initiatives in the prior year.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, banking facilities and cash flows attributable to our operations, which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs. At February 28, 2010 we had $14.2 million of cash on hand and approximately $65.2 million of available borrowing capacity through our banking syndicate.

Cashflows Attributable to Our Operating Activities. For the nine months ended February 28, 2010, cash provided by operating activities was $34.1 million. Positive operating cash flow was primarily attributable to net income of $6.5 million, depreciation and amortization of $9.2 million, non-cash compensation cost of $3.9 million and a decrease of $11.5 million in working capital.

Cashflows Attributable to Our Investing Activities. For the nine months ended February 28, 2010, cash used in investing activities was $5.9 million, consisting primarily of $5.5 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2010 to be approximately $8-10 million.

Cashflows Attributable to Our Financing Activities. For the nine months ended February 28, 2010, cash used by financing activities was $25.3 million consisting primarily of $23.0 million of cash used for repayment of debt.

Effect of Exchange Rate Changes On Cash. For the nine months ended February 28, 2010, the effect of exchange rate changes on cash was a negative impact of $1.4 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyper-inflationary economy, and the negative impact is primarily due to the currency volatility between the US and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at February 28, 2010, is $4.0 million of cash in Europe and $0.9 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the political and economic climate in Venezuela makes it extremely difficult to repatriate the earnings of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 28, 2010, the exchange rate with the Euro decreased from $1.4126 per Euro to $1.3659 per Euro, a decrease of 3%. During the same period, the exchange rate with the Canadian Dollar increased from $0.9123 per Canadian Dollar to $0.9500 per Canadian Dollar, an increase of 4%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $1.1 million of foreign currency translation gains in other comprehensive income for the nine months ended February 28, 2010.

We carry Euro-based debt to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

We carry Canadian Dollar based debt on our Canadian Line of Credit. The Canadian Line of Credit supports the operating and investing activities of our Canadian operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to our Canadian Line of Credit and our investment in our Canadian operations.

At February 28, 2010, our Venezuelan subsidiary had $1.1 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, we use the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate Venezuelan assets into dollars. Significant fluctuations in the value of the Venezuelan Bolivar could result in significant future transaction gains and losses. A 10% change in the exchange rate used to value the net monetary assets of our Venezuelan subsidiary would have an effect on earnings of $0.1 million.

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

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. At February 28, 2010, the notional amount of our swap was $16.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Limitations on Effectiveness of Control. Our management, including the principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of fiscal 2010.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Approximately one hundred lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

TEAM, INC. (Registrant)

Date: April 8, 2010	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)