Form 10-K
period 2010-05-31
TEAM INC
filed 2010-08-06
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

(Check one):            Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the completion of the most recent second quarter:

Voting common stock (November 30, 2009)	$244,838,224

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates. The 5% beneficial owners have been determined based on summarized December 31, 2009 Section 13 filings.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 5, 2010                         Common Stock, par value $.30 per share                         18,989,250 shares

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2010.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2010 Proxy Statement and are incorporated herein by reference. A copy of the 2010 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

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

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Non-destructive Testing,

•	Field Heat Treating,

•	Leak Repair,

•	Fugitive Emissions Control,

•	Hot Tapping,

•	Field Machining,

•	Technical Bolting, and

•	Field Valve Repair.

We offer these services in over 100 locations throughout the world.

Narrative Description of Business

Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach. For our fiscal year ended May 31, 2010, our revenues by geographic region originated in the United States (71%), Canada (20%), Europe (5%) and other foreign locations (4%). While we continue to develop different types of services and products which meet the needs of our customers, the following discussion describes the primary services we currently offer:

Non-destructive Testing Services.    We offer inspection and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. Our inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, higher end robotic and newly developed advanced technology systems. Many of the visual inspection programs we provide require specialized training to industry and regulatory standards. Inspection services are marketed to our traditional industrial customer base, and customers outside our traditional customer base, such as the aerospace and automotive industries. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs which are designed to meet or exceed industry standards.

Field Heat Treating Services.    Our field heat treating services include electric resistance and gas-fired combustion, primarily utilized by industrial users to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminates and moisture prior to welding and post-weld heat treatments to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving, to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used to expand metal parts for assembly or disassembly, expansion of large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

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

Fugitive Emissions Control Services.    We provide fugitive volatile organic chemical (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with U.S. Environmental Protection Agency (“EPA”) and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

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

Field Machining Services and Technical Bolting Services.    We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complimentary service to field machining during turnaround or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance turnarounds or expansion projects. Additional services include bolt disassembly and hot bolting, which is a process to remove and replace a bolt as the process is operating.

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

Description of Segment and Divisions

We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of non-destructive testing and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are provided through a network of field branch locations in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. While TCM and TMS division field locations are generally separate, both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Acquisitions and Dispositions

On January 9, 2008, we acquired all the stock of Leak Repairs Specam (“LRS”), a specialty industrial services company. LRS currently provides a range of services similar to those offered by our TMS division, including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition was $18.6 million plus working capital adjustments, professional fees and net of cash acquired. Financing for the acquisition was obtained through a revolving line of credit with our bank syndicate.

Marketing and Customers

Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No customer accounted for 10% or more of consolidated revenues during any of the last three fiscal years.

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

Employees

At May 31, 2010, we had approximately 3,100 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good. One of our U.S. subsidiaries is a party to a collective bargaining agreement with certain employees that requires the subsidiary to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If the participating subsidiary withdrew from, or otherwise terminated, participation in the multi-employer pension plan and it were to otherwise become under-funded, the subsidiary could be assessed liabilities for additional contributions related to the under-funding of this plan. The collective bargaining agreement has typically been renegotiated and renewed on similar terms.

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

Compliance Matters

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, we were informed of allegations of improper payments made by local employees of our wholly-owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. These improper payments may constitute violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Consequently, the Audit Committee of our Board of Directors (the “Audit Committee”) conducted an investigation of those allegations with the assistance of independent outside counsel. We voluntarily disclosed information relating to the initial allegations, the investigation and the findings to the U.S. Department of Justice (“DOJ”) and to the Securities and Exchange Commission (“SEC”).

The report of the independent investigator was delivered to the Audit Committee in March 2010 and to the DOJ and SEC in May 2010. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated or is undertaking remedial action on all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent less than one percent of our annual consolidated revenues for all years presented. While the DOJ and SEC have not concluded their review, our management continues to believe that any possible violations of the FCPA are limited in size and scope.

As of May 31, 2010, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. The FCPA and related statutes and regulations provide for potential monetary penalties, disgorgement and interest, as well as criminal and civil sanctions in connection with violations of the FCPA and other applicable laws. It is possible that monetary penalties could be assessed against us or that we enter into a settlement with the U.S. government and other foreign governmental agencies in connection with this matter resulting in monetary payments. The nature, timing and amount of any monetary penalties depends on a number of factors which cannot reasonably be estimated at this time. As a result, we have not recorded any provision for monetary penalties or other costs related to potential criminal and civil sanctions.

Intellectual Property

While we are the holder of various patents, trademarks, trade secrets and licenses, we do not consider any single intellectual property to be material to our consolidated business operations.

Competition

In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, our broad range of services, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Acuren Group, Inc., Furmanite Corporation, JV Industrial Companies, Mistras Group, Inc. and T.D. Williamson, Inc.

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

The current economic environment may affect our customers demand for our services.    The current economic recession has reduced the availability of liquidity and credit and, in many cases, reduced demand for our customers’ products. Continued disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

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

No assurances can be made that we will be successful in maintaining or renewing our contracts with our customers.    A significant portion of our contracts and agreements with customers may be terminated by either party on short notice. Although we actively pursue the renewal of our contracts, we cannot assure that we will be able to renew these contracts or that the terms of the renewed contracts will be as favorable as the existing contracts. If we are unable to renew or replace these contracts, or if we renew on less favorable terms, we may suffer a material reduction in revenue and earnings.

No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce.    We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. The loss of the services of a number of these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our customers’ projects or maintenance and consequently could negatively impact the demand for our products and services.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce.    Our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs. Although we maintain insurance coverage, such coverage may be inadequate to protect us from all expenses related to these risks.

Our operations and properties are subject to extensive governmental regulation under environmental laws.    Environmental laws and regulations can impose substantial sanctions for violations or operational changes that may limit our services. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These actions may increase the overall costs of providing our services. Some of our services involve handling or monitoring highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, disposal or monitoring of regulated materials or any other failure by us to comply with increasingly complex and strictly enforced federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminate is released into the environment.

We currently maintain liability insurance to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a claim or loss.    We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain insurance coverage against these and other risks associated with our business in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

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

Economic, political and other risks associated with international operations could adversely affect our business.    A significant portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the FCPA. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue, to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

Our growth strategy entails risk for investors.    We intend to continue to pursue acquisitions in, or complementary, to the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other businesses that enhance our services or the geographic scope. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

The price of our outstanding securities may be volatile.     It is possible that in some future quarter or quarters our revenues, operating results or other measures of financial performance will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors may affect our sales and operating results: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and you should not rely on those comparisons as indicators of our future performance.

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters.    At May 31, 2010, we had approximately 3,100 employees and contractors, approximately 500 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products.    Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States (and other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. The adoption and implementation of any regulations which impose limiting emissions of carbon dioxide and other greenhouse gases from customers for whom we provide repair and maintenance services could affect demand for our products and services.

Other risk factors.    Other risk factors may include interruption of our operations, or the operations of our customers due to fire, hurricanes, earthquakes, power loss, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.

Any one of these factors, or a combination of these factors, could materially affect our future results of operations, business financial position or cash flows and whether any forward-looking statements in this Form 10-K ultimately prove to be accurate.

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

Included in property, plant and equipment is $7.5 million pertaining to land in or around Houston. This primarily consists of $6.8 million attributable to 50 acres purchased in October 2007 to construct future facilities to replace those currently in Alvin, Texas and Pearland, Texas. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Approximately one hundred lawsuits have been filed against Con Ed, the City of New York and us in the

Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our business financial position, results of operations or cash flows.

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

Market Information

Our common stock is listed on the NASDAQ under the ticker symbol “TISI”. The table below reflects the high and low sales prices of our common stock on the NASDAQ by quarter for the fiscal years ended May 31, 2010 and 2009, respectively.

	Sales Price
	High	Low
2010
Quarter Ended:
August 31, 2009	$18.25	$13.75
November 30, 2009	$19.69	$15.68
February 28, 2010	$20.75	$15.58
May 31, 2010	$18.97	$14.70
2009
Quarter Ended:
August 31, 2008	$39.66	$30.94
November 30, 2008	$39.43	$19.89
February 28, 2009	$27.89	$12.87
May 31, 2009	$15.87	$10.32

Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2005 in our common stock, the NASDAQ Composite Index and in the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in the Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, T-3 Energy Services, and Versar, Inc.

	5/05	5/06	5/07	5/08	5/09	5/10
Team, Inc.	$100.00	$165.53	$206.26	$337.26	$148.95	$158.32
NASDAQ Composite	$100.00	$106.38	$129.32	$124.24	$87.03	$111.18
Peer Group	$100.00	$263.01	$443.80	$574.90	$211.81	$254.66

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 181 holders of record of our common stock as of August 5, 2010 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2010, 2009 and 2008. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board of Directors.

Description of Securities

On July 25, 2007, we announced a two-for-one stock split in the form of a 100 percent dividend payable on August 29, 2007, to all shareholders of record on August 15, 2007. To fund the requirement of new shares, we utilized approximately 1 million shares of treasury stock and issued an additional 8 million shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2010. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2010 (amounts in thousands, except per share data):

	Twelve Months Ended May 31,
	2010	2009	2008	2007	2006
Revenues	$453,869	$497,559	$478,475	$318,348	$259,838
Net income from continuing operations	12,275	22,911	23,623	15,515	10,630
Net income from discontinued operations (1)	—	—	—	—	6

Net income	$12,275	$22,911	$23,623	$15,515	$10,636

Net income per share: Basic
From continuing operations	$0.65	$1.22	$1.30	$0.88	$0.63
From discontinued operations (1)	0.00	0.00	0.00	0.00	0.00

Total	$0.65	$1.22	$1.30	$0.88	$0.63

Net income per share: Diluted
From continuing operations	$0.63	$1.16	$1.20	$0.82	$0.58
From discontinued operations (1)	0.00	0.00	0.00	0.00	0.00

Total	$0.63	$1.16	$1.20	$0.82	$0.58

Weighted average shares outstanding
Basic	18,923	18,793	18,226	17,540	16,826
Diluted	19,510	19,725	19,676	18,866	18,398
Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	May 31,
	2010	2009	2008	2007	2006
Balance Sheet data:
Total assets	$264,989	$275,921	$280,461	$171,054	$139,971
Long-term debt and other long-term liabilities	$56,795	$82,628	$102,955	$49,260	$40,208
Stockholders’ equity	$165,192	$146,501	$120,762	$84,203	$63,885
Working capital	$107,343	$109,845	$100,470	$70,229	$49,219

(1)	Discontinued operations consist of the operating results of Climax, an equipment rental company, and interest on debt allocated to such operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General Information

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Non-destructive Testing,

•	Field Heat Treating,

•	Leak Repair,

•	Hot Tapping,

•	Fugitive Emissions Control,

•	Field Machining,

•	Technical Bolting, and

•	Field Valve Repair.

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries municipalities, shipbuilding, OEM distributors and some of the world’s largest engineering and construction firms. Our products and services are provided across a broad geographic reach.

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2010 and 2009 (in thousands):

	Year ended May 31, 2010	Year ended May 31, 2009	Increase (Decrease)
			$	%
Revenues:
TCM Division	$259,227	$270,420	$(11,193)	(4)%
TMS Division	194,642	227,139	(32,497)	(14)%

Total revenues	453,869	497,559	(43,690)	(9)%
Gross margin:
TCM Division	76,322	81,654	(5,332)	(7)%
TMS Division	59,683	75,405	(15,722)	(21)%

Total gross margin	136,005	157,059	(21,054)	(13)%
SG&A expenses:
Field operations	89,104	96,571	(7,467)	(8)%
Corporate costs	18,944	20,190	(584)	(3)%
Severance charges	662	—	(662)	100%
Non-recurring investigation costs	3,153	—	3,153	100%

Total SG&A	111,863	116,761	(4,898)	(4)%
Earnings from unconsolidated affiliates	635	973	(338)	(35)%

Operating income	$24,777	$41,271	$(16,494)	(40)%

Revenues.    Our revenues for the year ended May 31, 2010 were $453.9 million compared to $497.6 million for the year ended May 31, 2009, a decrease of $43.7 million or 9%. Revenues for our TCM division for the year ended May 31, 2010 were $259.2 million compared to $270.4 million for the year ended May 31, 2009, a decrease of $11.2 million or 4%. Revenues for our TMS division for the year ended May 31, 2010 were $194.6 million compared to $227.1 million for the year ended May 31, 2009, a decrease of $32.5 million or 14%. Fiscal year 2009 benefitted from the best first half financial results in Team history, as the effects of the recession did not begin to affect Team until the third quarter of fiscal 2009. Specifically, revenues in the first half of fiscal year 2010 were $224.2 million, sequentially down $47.9 million or 18% from the record first half in the prior year. The decline from the record-setting first half of fiscal year 2009 reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. The decline was particularly significant in Canadian Oil Sands, which accounted for one-half of the first half decline in revenues due to the cessation of new projects. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers have adopted more conservative near-term spending postures. As a result, during the recession we have seen more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions with our customers about pricing adjustments. In spite of the difficult end market environment, we experienced overall revenue growth of 4% in the fourth quarter of the year ended May 31, 2010.

Gross Margin.    Our gross margin for the year ended May 31, 2010 was $136.0 million compared to $157.1 million for the year ended May 31, 2009, a decrease of $21.1 million or 13%. Gross margin as a percentage of revenue was 30% for the year ended May 31, 2010 compared to 32% for the year ended May 31, 2009. Gross margin for our TCM division for the year ended May 31, 2010 was $76.3 million compared to $81.7 million for the year ended May 31, 2009, a decrease of $5.3 million or 7%. TCM division gross margin as a percentage of revenue was 29% for the year ended May 31, 2010 and 30% for the year ended May 31, 2009. Gross margin for our TMS division was $59.7 million for the year ended May 31, 2010 compared to $75.4 million for the year ended May 31, 2009, a decrease of $15.7 million or 21%. TMS division gross margin as a percentage of revenue was 31% for the year ended May 31, 2010 and 33% for the year ended May 31, 2009. The decline in gross margin percentage is attributable to pricing pressures related to recently quoted work and less absorption of indirect costs resulting from lower activity levels.

Selling, General and Administrative Expenses.    Our SG&A expenses for the year ended May 31, 2010 were $111.9 million compared to $116.8 million for the year ended May 31, 2009, a decrease of $4.9 million or 4%. SG&A expenses for the year ended May 31, 2010 include $0.7 million of severance charges related to staff reductions and $3.2 million of professional fees related to investigation costs (please see Note 16 to our consolidated financial statements). Excluding these non-routine severance charges and investigation costs, SG&A expenses for the year ended May 31, 2010 were $108.0 million, a decrease of $8.7 million or 7%. SG&A expenses as a percentage of revenue, adjusted to exclude non-recurring severance charges and investigation costs, were 24% for the year ended May 31, 2010 roughly comparable with 23% for the year ended May 31, 2009.

Earnings From Unconsolidated Affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2010 and 2009 were $7.5 million and $12.6 million, respectively.

Interest.    Interest expense was $2.8 million for the year ended May 31, 2010 compared to $4.9 million for the year ended May 31, 2009. This decrease is the result of lower levels of outstanding borrowings during the year and lower interest rates applied to those borrowings.

Foreign Currency (Gain) Loss.    Foreign currency transaction losses were $1.6 million for the twelve months ended May 31, 2010. Currency transaction losses were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. Venezuela is accounted for as a hyperinflationary economy (please see Note 17 to our consolidated financial statements).

Taxes.    The provision for income taxes was $8.2 million on pretax income of $20.4 million for the year ended May 31, 2010. The provision for income taxes was $13.5 million on pretax income of $36.4 million for the year ended May 31, 2009. The effective tax rate for fiscal year 2010 was 40% compared to 37% for fiscal year 2009. The higher effective tax rate for fiscal year 2010 is primarily due to the recognition of employment tax credits in the prior year, lower overall pre-tax income and the mixture of state and foreign taxes to which the income is subject.

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2009 and 2008 (in thousands):

	Year ended May 31, 2009	Year ended May 31, 2008	Increase (Decrease)
			$	%
Revenues:
TCM Division	$270,420	$274,531	$(4,111)	(1)%
TMS Division	227,139	203,944	23,195	11%

Total revenues	497,559	478,475	19,084	4%
Gross margin:
TCM Division	81,654	84,145	(2,491)	(3)%
TMS Division	75,405	71,520	3,885	5%

Total gross margin	157,059	155,665	1,394	1%
SG&A expenses:
Field operations	96,571	91,390	5,181	6%
Corporate costs	20,190	18,402	1,788	10%

Total SG&A	116,761	109,792	6,969	6%
Earnings from unconsolidated affiliates	973	—	973	100%

Operating income	$41,271	$45,873	$(4,602)	(10)%

Revenues.    Our revenues for the year ended May 31, 2009 were $497.6 million compared to $478.5 million for the year ended May 31, 2008, an increase of $19.1 million or 4%. Our revenues for the year ended May 31, 2009 include incremental revenues associated with the LRS acquisitions of $14.2 million. Revenues for our TCM division for the year ended May 31, 2009 were $270.4 million compared to $274.5 million for the year ended May 31, 2008, a decrease of $4.1 million or 1%. Revenues for our TMS division (inclusive of LRS) for the year ended May 31, 2009 were $227.1 million compared to $203.9 million for the year ended May 31, 2008, an increase of $23.2 million or 11%. The increase in revenues during the current year was primarily due to the positive sales environment in the first half of our 2009 fiscal year. The effects of the economic recession did not dramatically affect our revenues until the second half of our fiscal year. Specifically, revenues for the second half of the fiscal year were $225.5 million, sequentially down $46.6 million or 17% from the first half of the year, and down $27.2 million or 11% from the same period in the prior year. This second half decrease reflects the change in spending habits of our customers who sought to cancel or delay projects, cut discretionary project spending, and delay maintenance when and where possible. While several industrial sectors which we serve are more economically distressed than others, nearly all our customers have adopted more conservative near-term spending postures. As a result, we have seen more frequent deferrals and downsizing of turnarounds, a shift to reduced spending by many customers, and more discussions about the need for rate adjustments. Consistent with these observations, we experienced recent revenue softness in virtually all service lines and geographic areas. Additionally, exchange rate fluctuations, specifically between the United States and Canada, further adversely affected revenues by $19.0 million.

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

Selling, General and Administrative Expenses.    Our SG&A expenses for the year ended May 31, 2009 was $116.8 million compared to $109.8 million for the year ended May 31, 2008, an increase of $7.0 million or 6%. This reflects investments in our network of over 100 locations. Approximately $5.2 million of the increase in SG&A expenses was due to field operations and $1.8 million of the increase was due to centralized corporate support costs. The $1.8 million increase in corporate support costs in the current period included a $1.4 million increase of stock based employee compensation expense. SG&A expenses as a percentage of revenue was 23% for the year ended May 31, 2009 consistent with the year ended May 31, 2008.

Earnings From Unconsolidated Affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska.

Interest.    Interest expense was $4.9 million for the year ended May 31, 2009 compared to $6.5 million for the year ended May 31, 2008. This decrease is the result of lower levels of outstanding borrowings during the year and lower interest rates applied to those borrowings.

Taxes.    The provision for income taxes was $13.5 million on pretax income of $36.4 million for the year ended May 31, 2009. The provision for income taxes was $15.8 million on pretax income of $39.4 million for the year ended May 31, 2008. The effective tax rate for fiscal year 2009 was 37% compared to 40% for fiscal year 2008. The lower effective tax rate for fiscal year 2009 is primarily due to the recognition of employment and research tax credits and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, a bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. We also, from time to time, may choose to access the equity markets to either purchase or issue securities.

Vendor Financing.    Vendor financing primarily consists of an enterprise agreement with a vendor for server and desktop volume licensing with software assurance for a term of three years. Financing for the agreement was provided by the vendor under a three year, $0.9 million non-interest bearing note (the “Software Licensing Note”) with monthly payments of $26,901. The Software Licensing Note has been discounted at 3.5%, which approximated our effective borrowing rate at the time we entered into the agreement. At May 31, 2010, the outstanding principal balance of the Software Licensing Note was $0.5 million.

Leasing Arrangements.    We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $25.4 million at May 31, 2010 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2011	$10,763
2012	5,028
2013	3,739
2014	2,325
2015	1,329
Thereafter	2,223

Total	$25,407

Total rent expense resulting from operating leases for the twelve months ended May 31, 2010, 2009 and 2008 was $19.4 million, $19.9 million and $18.7 million, respectively.

Bank Facility.    In May 2007, we amended and restated our existing banking facility comprised of a term loan and a revolving credit facility. Our existing banking facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate (please see Note 8 to our consolidated financial statements). In January 2008, we amended our existing banking facility to allow us to borrow in Euros or U.S. Dollars. Our existing banking facility, as amended (collectively, the “Credit Facility”), bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2010) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of .25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2010, we were in compliance with all covenants of the Credit Facility.

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged began with a notional value of $30.0 million effective June 1, 2007 and decreased to $16.3 million on March 1, 2010. On June 1, 2010 the interest rate swap expired. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. Losses reclassified from accumulated other comprehensive income into earnings will be located in interest expense.

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate offset translation gains or losses attributable to our investment in our European operations.

In October 2008, our Canadian subsidiary entered into a revolving credit facility with a bank (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.2 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime lending rate (2.25% at May 31, 2010) and mature in May 2012.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2010 and May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million and $6.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Stock Repurchase Plan.    Subsequent to year-end, the board of directors authorized management to repurchase, in open market transactions, up to $15 million of the Company’s outstanding common shares. The timing and actual number of shares repurchased will depend on a variety of factors including regulatory restrictions on price, timing, volume, corporate and other regulatory requirements and other market conditions. Shares repurchased under the repurchase plan will be available to fund employee benefit programs as well as for a variety of other corporate purposes.

Restrictions On Cash.    Included in our cash and cash equivalents at May 31, 2010, is $5.1 million of cash in Europe and $1.6 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary (please see Note 17 to our consolidated financial statements).

Cashflows Attributable to Our Operations.    For the year ended May 31, 2010, cash provided by operating activities was $43.8 million. Net income of $12.3 million, when adjusted for non-cash items such as depreciation and amortization, deferred financing costs, allowance for doubtful accounts, non-cash compensation and deferred tax charges, was $30.4 million.

Cashflows Attributable to Our Investing Activities.    For the year ended May 31, 2010, cash used in investing activities was $8.0 million, consisting primarily of $7.7 million of capital expenditures (we incurred approximately $16.4 million and $25.6 million for capital expenditures during fiscal years 2009 and 2008, respectively). Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the next twelve months to be approximately $8 million to $10 million for equipment.

Cashflows Attributable to Our Financing Activities.    For the year ended May 31, 2010, cash used in financing activities was $33.7 million. Repayments of amounts outstanding under the Credit Facility used $30.8 million of cash.

Effect of Exchange Rate Changes on Cash.    For the year ended May 31, 2010, the effect of exchange rate changes on cash was a negative impact of $2.1 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy, and the negative impact is primarily due to the currency volatility between the U.S. and these economies.

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

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2010 and May 31, 2009, the amount of earned but unbilled revenue included in accounts receivable was $8.6 million and $6.5 million, respectively.

Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles- Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

Our annual goodwill impairment test is conducted as of May 31 of each year by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to ASC 350, are the divisions one level below our industrial services segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $55.7 million and $56.5 million of goodwill at May 31, 2010 and 2009, respectively. Based upon results of the annual impairment testing there have been no impairments of goodwill.

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2010, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets. Our belief is based upon our track record of consistent earnings over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. Accordingly, no valuation allowance has been recorded.

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with ASC 450, Contingencies (“ASC 450”) we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers compensation, automobile liability and general liability claims, our self-insured retention is currently $500,000 per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for Doubtful Accounts.    In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. To account for those accounts receivable that will eventually be deemed uncollectible we establish an allowance. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable. The allowance for doubtful accounts was $4.9 million and $3.7 million at May 31, 2010 and 2009, respectively.

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

Accounting Principles Not Yet Adopted

ASC 810.    In June 2009, the FASB issued an update to ASC 810, Consolidation (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of this pronouncement to have a material impact on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

ASC 105.    In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any effect on our results of operations, financial position or cash flows.

ASC 855.    In May 2009, the FASB issued an update to its guidance in ASC 855, Subsequent Events, (“ASC 855”) which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. This pronouncement did not have a material effect on our results of operations, financial position or cash flows.

ASC 805.    In December 2007, the FASB updated ASC 805, Business Combinations (“ASC 805”) which applies to all business combinations, including combinations among mutual entities and combinations by contract alone. The update to ASC 805 requires that all business combinations will be accounted for by applying the beginning on or after December 15, 2008. As we completed no business acquisitions in the current fiscal year, the adoption of this update as of June 1, 2009 had no effect on our consolidated financial statements.

ASC 815.    In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging (“ASC 815”) which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. This update became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows.

ASC 820.    In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of ASC 820, however, may change current practice within an organization. ASC 820 was effective January 1, 2008 and applied prospectively. Effective June 1, 2008, we adopted the provisions of ASC 820 relating to financial assets and liabilities. The adoption of ASC 820 did not have a material financial impact on our consolidated results of operations, financial condition or cash flows.

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

ASC 605.    In June 2006, the FASB issued an update to ASC 605, Principal Agent Considerations, (“ASC 605”). The update stated that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The update to ASC 605 is effective for reporting periods beginning after December 15, 2006. The adoption of this update on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2010, the exchange rate with the Euro decreased from $1.4126 per Euro to $1.2276 per Euro, a decrease of 13%. During the same period, the exchange rate with the Canadian Dollar increased from $0.9123 per Canadian Dollar to $0.9558 per Canadian Dollar, an increase of 5%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had $1.0 million of foreign currency translation losses in other comprehensive income for the year ended May 31, 2010.

We carry Euro based debt to serve as a hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

We carry Canadian Dollar based debt on our Canadian Line of Credit. The Canadian Line of Credit supports the operating and investing activities of our Canadian operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to our Canadian Line of Credit and our investment in our Canadian operations.

At May 31, 2010, our Venezuelan subsidiary had $1.5 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate our Venezuelan operations into U.S. dollars. This resulted in currency related losses in the third quarter of $2.1 million. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010, we began to use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at May 31, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. As a result, we recorded $0.3 million of currency related gains in our fourth quarter of fiscal year 2010. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.2 million.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

From time to time we have utilized derivative financial instruments with respect to a portion of our interest rate risks to achieve a more predictable cash flow by reducing our exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to our interest rate risks are intended to reduce our exposure to increases in the LIBOR based interest rates underlying our floating-rate Credit Facility. We do not enter into derivative financial instrument transactions for speculative purposes.

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. On June 1, 2010 the interest rate swap expired. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and financial statement schedules, found at the end of this annual report on Form 10-K, are incorporated herein by reference.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of fiscal year 2010.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2010.

/S/ PHILIP J. HAWK	/S/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Principal Financial Officer and Principal Accounting Officer

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2010, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Team, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2010, and our report dated August 6, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

August 6, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 6, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

August 6, 2010

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$12,610	$12,632
Receivables, net of allowance of $4,934 and $3,662	109,368	114,279
Inventory	19,733	19,647
Income tax receivable	—	1,461
Deferred income taxes	2,646	944
Prepaid expenses and other current assets	5,988	7,674

Total Current Assets	150,345	156,637
Property, plant and equipment, net	55,229	59,582
Intangible assets, net of accumulated amortization of $2,010 and $1,734	1,498	953
Goodwill	55,739	56,453
Other assets, net	2,081	2,296
Deferred income taxes	97	—

Total Assets	$264,989	$275,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$313	$4,813
Accounts payable	19,010	14,928
Other accrued liabilities	21,781	23,102
Insurance note payable	—	3,949
Income tax payable	1,877	—
Deferred income taxes	21	—

Total Current Liabilities	43,002	46,792
Deferred income taxes	8,947	5,939
Long-term debt	47,848	76,689

Total Liabilities	99,797	129,420
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,988,250 and 18,836,709 shares issued	5,696	5,651
Additional paid-in capital	69,380	63,125
Retained earnings	92,553	80,278
Accumulated other comprehensive loss	(2,437)	(2,553)

Total Stockholders’ Equity	165,192	146,501

Total Liabilities and Stockholders’ Equity	$264,989	$275,921

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2010	2009	2008
Revenues	$453,869	$497,559	$478,475
Operating expenses	317,864	340,500	322,810

Gross margin	136,005	157,059	155,665
Selling, general and administrative expenses	111,863	116,761	109,792
Earnings from unconsolidated affiliates	635	973	—

Operating income	24,777	41,271	45,873
Interest expense, net	2,764	4,923	6,467
Foreign currency loss (gain)	1,580	(51)	24

Earnings before income taxes	20,433	36,399	39,382
Provision for income taxes	8,158	13,488	15,759

Net income	$12,275	$22,911	$23,623

Net income per share: Basic	$0.65	$1.22	$1.30
Net income per share: Diluted	$0.63	$1.16	$1.20
Weighted average shares outstanding
Basic	18,923	18,793	18,226
Diluted	19,510	19,725	19,676

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2010	2009	2008
Net income	$12,275	$22,911	$23,623
Foreign currency translation adjustment	(967)	(9,541)	4,935
Interest rate swap	816	(151)	(665)
Foreign currency hedge	2,276	1,767	(1,163)
Tax provision	(2,009)	2,801	(1,181)

Comprehensive income	$12,391	$17,787	$25,549

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 1, 2007	19,896	(1,018)	$2,984	$(5,032)	$49,159	$36,447	$645	$84,203
Net income	—	—	—	—	—	23,623	—	23,623
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,052	3,052
Foreign currency hedge, net of tax	—	—	—	—	—	—	(716)	(716)
Interest rate swap, net of tax	—	—	—	—	—	—	(410)	(410)
Non-cash compensation	—	—	—	—	3,329	—	—	3,329
Shares issued	1	—	1	—	59	—	—	60
Stock split	(2,035)	1,018	2,397	5,032	(4,726)	(2,703)	—	—
Exercise of stock options	718	—	191	—	3,117	—	—	3,308
Tax benefit from exercise of stock options	—	—	—	—	4,313	—	—	4,313

Balance at May 31, 2008	18,580	—	5,573	—	55,251	57,367	2,571	120,762
Net income	—	—	—	—	—	22,911	—	22,911
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6,119)	(6,119)
Foreign currency hedge, net of tax	—	—	—	—	—	—	1,089	1,089
Interest rate swap, net of tax	—	—	—	—	—	—	(94)	(94)
Non-cash compensation	—	—	—	—	4,626	—	—	4,626
Shares issued	4	—	1	—	134	—	—	135
Stock split	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of stock awards	253	—	77	—	1,544	—	—	1,621
Tax benefit of exercise of stock options	—	—	—	—	1,570	—	—	1,570

Balance at May 31, 2009	18,837	—	5,651	—	63,125	80,278	(2,553)	146,501
Net income	—	—	—	—	—	12,275	—	12,275
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,783)	(1,783)
Foreign currency hedge, net of tax	—	—	—	—	—	—	1,395	1,395
Interest rate swap, net of tax	—	—	—	—	—	—	504	504
Non-cash compensation	—	—	—	—	5,009	—	—	5,009
Shares issued	4	—	1	—	59	—	—	60
Exercise of stock options and vesting of stock awards	147	—	44	—	612	—	—	656
Tax benefit of exercise of stock options	—	—	—	—	575	—	—	575

Balance at May 31, 2010	18,988	—	$5,696	$—	$69,380	$92,553	$(2,437)	$165,192

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$12,275	$22,911	$23,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,509	12,116	11,285
Amortization of deferred loan costs	311	189	278
Foreign currency loss (gain)	1,580	(51)	24
Earnings from unconsolidated affiliates	(635)	(973)	(8)
Deferred income taxes	(782)	2,350	2,299
Writedown of fixed assets	85	—	—
Non-cash compensation cost	5,009	4,761	3,329
Changes in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease:
Accounts receivable	4,382	7,396	(22,054)
Inventory	(311)	(3,461)	(3,929)
Prepaid expenses and other current assets	1,616	(300)	1,148
Increase (decrease):
Accounts payable	4,324	(6,545)	5,780
Other accrued liabilities	35	(1,158)	2,960
Income taxes	3,399	1,727	—

Net cash provided by operating activities	43,797	38,962	24,735

Cash Flows From Investing Activities:
Capital expenditures	(7,711)	(16,383)	(25,612)
Proceeds from sale of assets	82	136	47
Distributions from joint venture	600	—	—
(Increase) decrease in other assets, net	(925)	1,500	(1,934)
Acquisition of minority interest	—	—	(297)
Business acquisitions, net of cash acquired	—	—	(53,261)

Net cash used in investing activities	(7,954)	(14,747)	(81,057)

Cash Flows From Financing Activities:
(Payments) borrowings under revolving credit agreement	(26,250)	(13,428)	53,120
Payments related to term loans	(4,813)	(6,000)	(4,852)
Tax benefit of stock option exercises	575	1,570	4,313
Loan financing fees	—	—	(99)
Insurance note payments	(3,949)	—	—
Issuance of common stock	716	1,621	3,368

Net cash (used in) provided by financing activities	(33,721)	(16,237)	55,850

Effect of exchange rate changes on cash	(2,144)	(1,946)	2,737
Net (decrease) increase in cash and cash equivalents	(22)	6,032	2,265
Cash and cash equivalents at beginning of year	12,632	6,600	4,335

Cash and cash equivalents at end of year	$12,610	$12,632	$6,600

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,678	$5,336	$5,720

Income taxes	$4,666	$7,909	$8,952

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Consolidation.    Our consolidated financial statements include the financial statements of Team, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method.

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

Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

Our annual goodwill impairment test is conducted as of May 31 of each year by first comparing the estimated fair value of the reporting unit to which the intangible asset is attributable and then comparing the ‘implied fair value’ of goodwill with its carrying amount. The estimated fair value of the reporting unit is determined by using discounted future cash flow estimates. The reporting units used for purposes of computing the annual impairment test of goodwill, pursuant to ASC 350, are the divisions one level below our industrial segment. All goodwill assigned to those reporting units is attributable to business acquisitions that are part of those units. There was $55.7 million and $56.5 million of goodwill at May 31, 2010 and 2009, respectively. Based upon results of the annual impairment testing there have been no impairments of goodwill. A summary of goodwill as of May 31, 2010 and 2009 is as follows (in thousands):

	Twelve Months Ended May 31,
	2010	2009
Balance at beginning of year	$56,453	$62,904
Acquisitions and purchase price adjustments	—	(3,097)
Foreign currency adjustments	(714)	(3,354)

Balance at end of year	$55,739	$56,453

Income Taxes.    We follow the guidance in ASC 740, Income Taxes which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

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

Workers Compensation, Auto, Medical and General Liability Accruals.    In accordance with ASC 450, Contingencies we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers compensation, automobile liability and general liability claims, our self-insured retention is currently $500,000 per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual billing terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2010 and May 31, 2009, the amount of earned but unbilled revenue included in accounts receivable was $8.6 million and $6.5 million, respectively.

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

Options to purchase 796,000, 695,000 and 659,000 shares of common stock were outstanding during the twelve month periods ended May 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the period.

Foreign Currency.    For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of income.

Accounting Principles Not Yet Adopted

ASC 810.    In June 2009, the FASB issued an update to ASC 810, Consolidation, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of this pronouncement to have a material impact on our results of operations, financial position or cash flows.

Newly Adopted Accounting Principles

ASC 105.    In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any effect on our results of operations, financial position or cash flows.

ASC 855.    In May 2009, the FASB issued an update to its guidance in ASC 855, Subsequent Events, which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. This pronouncement did not have a material effect on our results of operations, financial position or cash flows.

ASC 805.    In December 2007, the FASB updated ASC 805, Business Combinations which applies to all business combinations, including combinations among mutual entities and combinations by contract alone. The update to ASC 805 requires that all business combinations will be accounted for by applying the acquisition method. The update of ASC 805 is effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. As we completed no business acquisitions in the current fiscal year, the adoption of this update as of June 1, 2009 had no effect on our consolidated financial statements.

ASC 815.    In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how such derivative instruments affect an entity’s financial position, financial performance and cash flows. This update became effective for us on November 15, 2008 and did not have a material effect on our results of operations, financial position or cash flows.

ASC 820.    In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of ASC 820, however, may change current practice within an organization. ASC 820 was effective January 1, 2008 and applied prospectively. Effective June 1, 2008, we adopted the provisions of ASC 820 relating to financial assets and liabilities. The adoption of ASC 820 did not have a material financial impact on our consolidated results of operations, financial condition or cash flows.

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

ASC 605.    In June 2006, the FASB issued an update to ASC 605, Principal Agent Considerations. The update stated that the presentation of tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and disclosed on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The update to ASC 605 is effective for reporting periods beginning after December 15, 2006. The adoption of this update on June 1, 2007 did not have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITIONS AND DISPOSITIONS

On January 9, 2008, we acquired all the stock of LRS, a specialty industrial services company. LRS provides a range of services similar to those offered by our TMS division including on-stream leak sealing, hot tapping, fugitive emissions monitoring, field machining and bolting services. LRS is headquartered near Vlissingen, The Netherlands and has four service locations in The Netherlands and Belgium. The purchase price of the acquisition including working capital adjustments, professional fees, and net of cash acquired, was $18.6 million. Financing for the acquisition was obtained through our banking syndicate. Information regarding the allocation of the purchase price to our acquisition, including intangible assets amortizing over five years, is set forth below (in thousands):

(unaudited)
Receivables	$6,030
Inventory	579
Prepaids and other current assets	760
Property, plant and equipment	1,499
Intangible assets—Trade-mark	237
Goodwill	13,737

Total Assets Acquired	$22,842

Accounts payable	$1,871
Accrued liabilities and other	2,412

Total Liabilities Assumed	4,283

Net Assets Acquired	$18,559

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2010 and 2009 is as follows (in thousands):

	May 31,
	2010	2009
Trade accounts receivable	$105,714	$111,465
Unbilled revenues	8,588	6,476
Allowance for doubtful accounts	(4,934)	(3,662)

Total	$109,368	$114,279

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2010 and 2009 (in thousands):

	Twelve Months Ended May 31,
	2010	2009
Balance at beginning of year	$3,662	$3,586
Provision for doubtful accounts	2,522	3,406
Write-off of bad debts	(1,250)	(3,330)

Balance at end of year	$4,934	$3,662

4. INVENTORY

A summary of inventory as of May 31, 2010 and 2009 is as follows (in thousands):

	May 31,
	2010	2009
Raw materials	$2,988	$3,071
Work in progress	528	674
Finished goods	16,217	15,902

Total	$19,733	$19,647

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2010 and 2009 is as follows (in thousands):

	May 31,
	2010	2009
Land	$964	$945
Buildings and leasehold improvements	8,263	7,939
Machinery and equipment	91,091	88,129
Furniture and fixtures	1,357	1,659
Computers and computer software	5,987	5,942
Automobiles	2,404	2,311
Construction in progress	8,085	8,081

Total	118,151	115,006
Accumulated depreciation and amortization	(62,922)	(55,424)

Property, plant, and equipment, net	$55,229	$59,582

At May 31, 2010, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At May 31, 2010, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the current economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as the industrial services sector recovers, and accordingly, starting in the third quarter of fiscal year 2009, ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2010 and 2009 is as follows (in thousands):

	May 31,
	2010	2009
Payroll and other compensation expenses	$13,521	$14,698
Insurance accruals	5,253	5,020
Property, sales and other non-income related taxes	841	1,082
Auto lease rebate	108	446
Other	2,058	1,856

Total	$21,781	$23,102

7. INCOME TAXES

Income tax expense for the years ended May 31, 2010, 2009 and 2008 was as follows (in thousands):

	Twelve Months Ended May 31,
	2010	2009	2008
Income tax expense attributable to income	$8,158	$13,488	$15,759
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes	(575)	(1,565)	(4,313)
Taxes allocated to stockholders’ equity, related to foreign currency translation adjustments	816	(3,422)	1,883
Taxes allocated to stockholders’ equity, related to interest rate swap	312	(57)	(255)
Taxes allocated to stockholders’ equity, related to foreign currency hedge	881	678	(447)

Total	$9,592	$9,122	$12,627

Income tax expense attributable to income for the years ended May 31, 2010, 2009 and 2008 was as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2010:
U.S. Federal	$5,120	$(514)	$4,606
State & local	875	(34)	841
Foreign jurisdictions	2,945	(234)	2,711

	$8,940	$(782)	$8,158

Year ended May 31, 2009:
U.S. Federal	$4,383	$2,226	$6,609
State & local	911	235	1,146
Foreign jurisdictions	5,844	(111)	5,733

	$11,138	$2,350	$13,488

Year ended May 31, 2008:
U.S. Federal	$7,608	$1,899	$9,507
State & local	1,243	198	1,441
Foreign jurisdictions	4,609	202	4,811

	$13,460	$2,299	$15,759

The components of pretax income for the years ended May 31, 2010, 2009 and 2008 were as follows (in thousands):

	Twelve Months Ended May 31,
	2010	2009	2008
Domestic	$12,234	$19,524	$25,993
Foreign	8,199	16,875	13,389

	$20,433	$36,399	$39,382

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2010	2009	2008
Pre-tax Income	$20,433	$36,399	$39,382

Computed income taxes at statutory rate	$7,152	$12,740	$13,784
State income taxes, net of federal benefit	556	816	1,018
Foreign tax differential	(205)	(192)	103
Production activity deduction	(358)	(75)	(120)
Non-deductible expenses	305	339	415
Tax credits	(381)	(1,081)	—
Stock options	690	803	601
Other	399	138	(42)

Total provision for income tax	$8,158	$13,488	$15,759

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2010	2009
Deferred tax assets:
Accrued compensation & benefits	$1,052	$987
Receivables	1,090	910
Inventory	582	612
Vendor rebates	42	172
Stock options	2,610	1,458
Foreign currency translation and other equity adjustments	—	1,385
Other	250	173

Total gross deferred tax assets	5,626	5,697

Deferred tax liabilities:
Property, plant and equipment	(6,549)	(6,338)
Goodwill and intangible costs	(2,493)	(2,033)
Foreign currency translation and other equity adjustments	(621)	—
Unremitted earnings of foreign subsidiaries	(420)	(420)
Prepaids	(1,512)	(1,901)
Other	(256)	—

Total gross deferred tax liabilities	(11,851)	(10,692)

Net deferred liability	$(6,225)	$(4,995)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences and therefore a valuation allowance is not necessary at May 31, 2010.

At May 31, 2010, undistributed earnings of foreign operations totaling $5.0 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”) on June 1, 2007. The adoption of ASC 740-10 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2010, we have established liabilities for tax uncertainties of $0.3 million, inclusive of interest. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would have an effect on our effective tax rate. We do not believe that any of the liabilities recorded for tax uncertainties will be effectively settled in the next 12 months. In accordance with ASC 740-10 our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

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

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with ASC 740-10 (in thousands):

Balance at June 1, 2009	$125
Additions based on tax positions related to the current year	176
Additions based on tax positions related to prior years	20
Reductions resulting from a lapse of the applicable statute of limitations	—

Balance at May 31, 2010	$321

We do not believe that in the next 12 months any of the $0.3 million of liabilities recorded for tax uncertainties will be effectively settled.

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In May 2007, we amended and restated our Credit Facility comprised of a term loan and a revolving credit facility. Our Credit Facility, further amended in June 2008, provides us with a $145 million revolving line of credit and a $15 million term loan through a banking syndicate. In January 2008, we amended our Credit Facility to allow us to borrow in Euros or U.S. Dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2010) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of .25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2010, we were in compliance with all covenants of the Credit Facility.

In October 2008, our Canadian subsidiary entered into the Canadian Line of Credit. The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.2 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate interest rate (2.25% at May 31, 2010) and mature in May 2012.

Vendor financing primarily consists of a Software Licensing Note with a vendor for server and desktop volume licensing with software assurance for a term of three years. The Software Licensing Note was provided by the vendor under a three year, $0.9 million non-interest bearing note and has been discounted at approximately 3.5%, which approximated our effective borrowing rate at the time we entered into the agreement, and the discount of $0.1 million is being amortized to interest expense over a three year period.

A summary of long-term debt as of May 31, 2010 and May 31, 2009 is as follows (in thousands):

	May 31,
	2010	2009
Revolving loan portion of the Credit Facility	$47,636	$76,164
Canadian Line of Credit	—	—
Term loan portion of the Credit Facility	—	4,500
Vendor financing	525	838

	48,161	81,502
Current maturities	(313)	(4,813)

Long-term debt, excluding current maturities	$47,848	$76,689

Future maturities of long-term debt are as follows (in thousands):

2011	$313
2012	47,848
Thereafter	—

$48,161

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

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged began with a notional value of $30.0 million effective June 1, 2007 and decreased to $16.3 million by March 1, 2010. On June 1, 2010, the interest rate swap expired. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings.

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2010 and 2009, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2010	2009	2010	2009
Economic hedge	$2,276	$1,767	$—	$—
Interest rate swap	$(49)	$(151)	$(865)	$(744)

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	2010			2009
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$2,880	Liability	Long-term debt	$604
Interest rate swap	Liability	Other liabilities	—	Liability	Other liabilities	(816)

Total Derivatives			$2,880			$(212)

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2010 and May 31, 2009, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million and $6.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

We enter into operating leases to rent facilities and obtain equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $25.4 million at May 31, 2010 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2011	$10,763
2012	5,028
2013	3,739
2014	2,325
2015	1,329
Thereafter	2,223

Total	$25,407

Total rent expense resulting from operating leases for the twelve months ended May 31, 2010, 2009 and 2008 was $19.4 million, $19.9 million and $18.7 million, respectively.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,880	$—	$2,880
Interest rate swap	—	—	—	—

Total Liabilities	$—	$2,880	$—	$2,880

10. SHARE BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2010, there were approximately 2.5 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at May 31, 2010. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $5.0 million, $4.7 million and $3.3 million for the years ended May 31, 2010, 2009 and 2008, respectively. Tax benefits related to share-based compensation were $0.6 million, $1.6 million and $4.3 million for the years ended May 31, 2010, 2009 and 2008, respectively. At May 31, 2010, $8.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of three years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specify vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2010, 2009 and 2008 are summarized below:

	Year Ended May 31, 2010		Year Ended May 31, 2009		Year Ended May 31, 2008
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	2,354	$16.24	2,627	$15.37	2,822	$8.58
Changes during the year:
Granted	—	$—	—	$—	736	$30.22
Exercised	(107)	$8.35	(253)	$6.41	(718)	$4.63
Canceled	(30)	$23.56	(20)	$26.96	(213)	$14.31
Expired	(4)	$16.56	—	$—	—	$—

Shares under option, end of year	2,213	$16.50	2,354	$16.24	2,627	$15.37
Exercisable at end of year	1,807	$14.22	1,505	$12.19	1,178	$8.34

For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the years ended May 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	N/A	N/A	4.4%
Volatility factor of the expected market price of the Company’s common stock	N/A	N/A	40.2%
Expected dividend yield percentage	N/A	N/A	0.0%
Weighted average expected life	N/A	N/A	7 Yrs

Options exercisable at May 31, 2010 had a weighted average remaining contractual life of 5.3 years. For total options outstanding at May 31, 2010, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	150	$2.54	1.3
$3.21 to $6.41	88	$4.19	2.7
$6.41 to $9.62	513	$8.47	4.6
$9.62 to $12.82	189	$11.24	5.7
$12.82 to $16.03	600	$14.95	6.1
$16.03 to $32.05	673	$30.17	7.4

	2,213	$16.50	5.7

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards awarded to our Chairman vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the years ended May 31, 2010 and 2009 are summarized below:

	Year Ended May 31, 2010		Year Ended May 31, 2009
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance Awards, beginning of period	28	$27.39	—	$—
Changes during the period:
Granted	30	$16.42	28	$27.39
Vested and settled	(7)	$27.39	—	$—
Canceled	—	$—	—	$—

Performance Awards, end of period	51	$20.84	28	$27.39

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest over four years. We also grant stock units and common stock to our directors which vest immediately. Transactions involving our stock units during the years ended May 31, 2010 and 2009 are summarized below:

	Year Ended May 31, 2010		Year Ended May 31, 2009
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock units, beginning of period	127	$27.39	—	$—
Changes during the period:
Granted	170	$16.55	133	$27.53
Vested and settled	(45)	$24.56	(2)	$36.91
Canceled	(5)	$23.76	(4)	$27.39

Stock units, end of period	247	$20.53	127	$27.39

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

12. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2010, 2009 and 2008, were approximately $1.8 million, $2.6 million and $2.2 million, respectively, and are included in selling, general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES

We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. Approximately one hundred lawsuits have been filed against Con Ed, the City of New York and us in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We intend to vigorously defend the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims and have placed our insurers on notice. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of non-destructive testing and field heat treating. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. While TCM and TMS division field locations are generally separate, both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2010, 2009 and 2008 (in thousands):

	Total Revenues	Total Assets
FY 2010
United States	$323,036	$188,280
Canada	91,482	44,015
Europe	23,218	24,142
Other foreign countries	16,133	8,552

	$453,869	$264,989

FY 2009
United States	$350,001	$180,889
Canada	112,930	62,678
Europe	23,443	25,353
Other foreign countries	11,185	7,001

	$497,559	$275,921

FY 2008
United States	$346,074	$169,491
Canada	106,121	73,788
Europe	12,322	25,044
Other foreign countries	13,958	12,138

	$478,475	$280,461

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.1 million and $1.1 million as of May 31, 2010 and 2009, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $7.5 million and $12.6 million as of May 31, 2010 and 2009, respectively.

16. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, we were informed of allegations of improper payments made by local employees of our wholly owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. These improper payments may constitute violations of the FCPA or other applicable laws. Consequently, the Audit Committee conducted an investigation of those allegations with the assistance of independent outside counsel. We voluntarily disclosed information relating to the initial allegations, the investigation and the initial findings to the DOJ and to the SEC.

The report of the independent investigator was delivered to the Audit Committee in March 2010 and to the DOJ and SEC in May 2010. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated or is undertaking remedial action on all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government-owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent less than one percent of our annual consolidated revenues for all years presented. While the DOJ and SEC have not concluded their review, our management continues to believe that any possible violations of the FCPA are limited in size and scope.

As of May 31, 2010, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. The FCPA and related statutes and regulations provide for potential monetary penalties, disgorgement and interest, as well as criminal and civil sanctions in connection with violations of the FCPA and other applicable laws. It is possible that monetary penalties could be assessed against us or that we enter into a settlement with the U.S. government and other foreign governmental agencies in connection with this matter resulting in monetary payments. The nature, timing and amount of any monetary penalties depends on a number of factors which cannot reasonably be estimated at this time. As a result, we have not recorded any provision for monetary penalties or other costs related to potential criminal and civil sanctions.

17. VENEZEULA’S HIGHLY INFLATIONARY ECONOMY

Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. At May 31, 2010, our Venezuelan subsidiary had $1.5 million of net assets, $1.6 million of cash on hand and a balance of $0.1 million in other comprehensive losses related to translated losses on our Venezuelan operations. Foreign currency transaction losses (gains) were $1.6 million, $(0.1) million and $0.0 million for the twelve months ended May 31, 2010, 2009 and 2008, respectively.

Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate our Venezuelan operations into U.S. dollars. This resulted in currency related losses in the third quarter of $2.1 million. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010, we began to use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at May 31, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. As a result, we recorded $0.3 million of currency related gains in our fourth quarter of fiscal year 2010. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations.

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended May 31, 2010 and 2009 (in thousands, except per share data):

	Year ended May 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$100,937	$123,292	$104,112	$125,528	$453,869
Operating income	$2,664	$10,277	$2,092	$9,744	$24,777
Net income (loss)	$1,125	$5,841	$(427)	$5,736	$12,275
Net income (loss) per share: Basic	$0.06	$0.31	$(0.02)	$0.30	$0.65
Net income (loss) per share: Diluted	$0.06	$0.30	$(0.02)	$0.29	$0.63

	Year ended May 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$123,338	$148,752	$104,266	$121,203	$497,559
Operating income	$9,715	$18,364	$3,470	$9,722	$41,271
Net income	$4,957	$10,217	$2,181	$5,556	$22,911
Net income per share: Basic	$0.27	$0.54	$0.12	$0.29	$1.22
Net income per share: Diluted	$0.25	$0.51	$0.11	$0.29	$1.16

3. Exhibits

Exhibit Number
3.1	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended May 31, 1999).

3.2	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-8, File No. 333-74062).

10.2†	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended and restated August 1, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.4†	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.5†	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002).

10.6†	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.8	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.9	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.11†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.12†	Consulting Agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.13†	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number
10.14†	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.16	Stock Purchase Agreement by and among Climax Technologies, Inc., Team Investment, Inc., Team, Inc. and Climax Portable Machine Tools, Inc. dated November 30, 2005 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.19†	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007).

10.20†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.21†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.22†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.23	Share Purchase Agreement dated May 13, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

10.24	Amended and Restated Credit Agreement dated as of May 31, 2007 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

10.25	First Amendment to Amended and Restated Credit Agreement dated January 29, 2008 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.26	Commitment Increase Agreement dated June 13, 2008 to the Amended and Restated Credit Agreement among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.27	Second Amendment to Amended and Restated Credit Agreement dated July 16, 2010 among Team, Inc. as the borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 6, 2010.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chief Executive Officer and Director	August 6, 2010

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 6, 2010

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 6, 2010

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 6, 2010

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	August 6, 2010

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 6, 2010

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 6, 2010

/S/ TED W. OWEN (Ted W. Owen)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 6, 2010