Form 10-Q
period 2010-08-31
TEAM INC
filed 2010-10-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 6, 2010 there were 18,996,250 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2010	May 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,087	$12,610
Receivables, net of allowance of $4,974 and $4,934	93,196	109,368
Inventory	19,643	19,733
Deferred income taxes	1,856	2,646
Prepaid expenses and other current assets	5,954	5,988

Total Current Assets	137,736	150,345
Property, plant and equipment, net	54,332	55,229
Intangible assets, net of accumulated amortization of $2,060 and $2,010	1,416	1,498
Goodwill	55,781	55,739
Other assets, net	2,311	2,081
Deferred income taxes	183	97

Total Assets	$251,759	$264,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$314	$313
Accounts payable	11,908	19,010
Other accrued liabilities	22,636	21,781
Income tax payable	1,951	1,877
Deferred income taxes .	16	21

Total Current Liabilities	36,825	43,002
Deferred income taxes	8,443	8,947
Long-term debt	38,295	47,848

Total Liabilities	83,563	99,797

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 18,989,250 and 18,988,250 shares issued	5,696	5,696
Additional paid-in capital	70,534	69,380
Retained earnings	96,359	92,553
Accumulated other comprehensive loss	(3,049)	(2,437)
Treasury stock at cost, 89,569 and 0 shares	(1,344)	—

Total Stockholders’ Equity	168,196	165,192

Total Liabilities and Stockholders’ Equity	$251,759	$264,989

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2010	2009
Revenues	$104,511	$100,937
Operating expenses	72,965	71,503

Gross margin	31,546	29,434
Selling, general and administrative expenses	25,113	27,044
Earnings from unconsolidated affiliates	308	259

Operating income	6,741	2,649
Interest expense, net	439	805
Foreign currency gain	(41)	(15)

Earnings before income taxes	6,343	1,859
Provision for income taxes	2,537	734

Net income	$3,806	$1,125

Net income per share: Basic	$0.20	$0.06
Net income per share: Diluted	$0.20	$0.06
Weighted average shares outstanding
Basic	18,971	18,857
Diluted	19,426	19,403

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2010	2009
Net income	$3,806	$1,125
Foreign currency translation adjustment	(23)	288
Interest rate swap	—	228
Foreign currency hedge	(526)	(278)
Tax provision	(63)	45

Comprehensive income	$3,194	$1,408

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$3,806	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(308)	(259)
Depreciation and amortization	3,122	2,951
Amortization of deferred loan costs	78	78
Foreign currency gain	(41)	(15)
Deferred income taxes	133	344
Non-cash compensation cost	1,146	1,211
(Increase) decrease:
Receivables	16,318	17,453
Inventory	121	(248)
Prepaid expenses and other current assets	(2)	503
Increase (decrease):
Accounts payable	(7,146)	(2,808)
Other accrued liabilities	765	(1,816)
Income taxes	49	(227)

Net cash provided by operating activities	18,041	18,292

Cash Flows From Investing Activities:
Capital expenditures	(2,295)	(1,877)
Increase in other assets, net	—	(78)

Net cash used in investing activities	(2,295)	(1,955)

Cash Flows From Financing Activities:
Payments under revolving credit agreement	(10,000)	(13,010)
Payments related to term loans	(77)	(1,500)
Tax benefit of stock option exercises	3	253
Insurance note payments	—	(1,060)
Issuance of common stock	5	260
Purchase of treasury stock	(1,344)	—

Net cash used in financing activities	(11,413)	(15,057)
Effect of exchange rate changes on cash	144	(271)

Net increase in cash and cash equivalents	4,477	1,009
Cash and cash equivalents at beginning of period	12,610	12,632

Cash and cash equivalents at end of period	$17,087	$13,641

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

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2010 is derived from the May 31, 2010 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2010.

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

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) analyzing tangible and intangible assets for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable and (6) estimating the useful lives of our assets.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2010 and May 31, 2010, the amount of earned but unbilled revenue included in accounts receivable was $9.7 million and $8.6 million, respectively.

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

There were 1,240,000 and 678,000 options to purchase shares of common stock outstanding during the three month periods ended August 31, 2010 and August 31, 2009, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of other income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy. Therefore, beginning on this date, the effect of all future currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income.

Newly Adopted Accounting Principles

ASC 810. In June 2009, the FASB issued an update to ASC 810, Consolidations (“ASC 810”) which amends the guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

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

2. RECEIVABLES

A summary of accounts receivable as of August 31, 2010 and May 31, 2010 is as follows (in thousands):

	August 31, 2010	May 31, 2010
	(unaudited)
Trade accounts receivable	$88,491	$105,714
Unbilled revenues	9,679	8,588
Allowance for doubtful accounts	(4,974)	(4,934)

Total	$93,196	$109,368

3. INVENTORY

A summary of inventory as of August 31, 2010 and May 31, 2010 is as follows (in thousands):

	August 31, 2010	May 31, 2010
	(unaudited)
Raw materials	$2,848	$2,988
Work in progress	570	528
Finished goods	16,225	16,217

Total	$19,643	$19,733

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2010 and May 31, 2010 is as follows (in thousands):

	August 31, 2010	May 31, 2010
	(unaudited)
Land	$957	$964
Buildings and leasehold improvements	8,282	8,263
Machinery and equipment	92,167	91,091
Furniture and fixtures	1,401	1,357
Computers and computer software	6,198	5,987
Automobiles	2,442	2,404
Construction in progress	8,913	8,085

Total	120,360	118,151
Accumulated depreciation and amortization	(66,028)	(62,922)

Property, plant and equipment, net	$54,332	$55,229

At August 31, 2010, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At August 31, 2010, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the recent economic recession and its effect on our growth, we have postponed construction of the future facilities until such time as our growth necessitates the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

5. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2010 and May 31, 2010 is as follows (in thousands):

	August 31, 2010	May 31, 2010
	(unaudited)
Payroll and other compensation expenses	$15,586	$13,521
Insurance accruals	4,490	5,253
Property, sales and other non-income related taxes	1,089	841
Auto lease rebate	63	108
Other	1,408	2,058

Total	$22,636	$21,781

6. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our debt with our banking syndicate (our “Credit Facility”) provides us with a $145 million revolving line of credit and allows us to borrow in Euros or U.S. Dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at August 31, 2010) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of 0.25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the acquisition or sale of subsidiaries and the incurrence of certain liabilities. At August 31, 2010, we were in compliance with all covenants of the Credit Facility.

Our Canadian subsidiary also has a line of credit with a bank in our banking syndicate (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian

(approximately $7.0 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate interest rate (2.75% at August 31, 2010) and mature in May 2012.

A summary of long-term debt as of August 31, 2010 and May 31, 2010 is as follows (in thousands):

	August 31, 2010	May 31, 2010
	(unaudited)
Revolving loan portion of the Credit Facility	$38,161	$47,636
Canadian Line of Credit	—	—
Vendor Financing	448	525

	38,609	48,161
Current maturities	(314)	(313)

Long-term debt, excluding current maturities	$38,295	$47,848

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter party will not fulfill the terms of the contract. We considered counter party credit risk to our derivative contracts when valuing our derivative instruments.

On May 31, 2007, we entered into an interest rate swap with our bank to hedge at a fixed pay rate of 4.97%, a portion of the variable cash flows associated with the variable Eurodollar interest expense on our Credit Facility. The portion of the Credit Facility hedged began with a notional value of $30.0 million effective June 1, 2007 and decreased to $16.3 million by March 1, 2010. On June 1, 2010, the interest rate swap expired. Changes in the cash flows of the interest rate swap were expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable LIBOR rate on the notional amounts of the Credit Facility. The interest rate swap agreement was designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement was effective, recognized in other comprehensive income until the hedged interest expense was recognized in earnings.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2010 and 2009, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Economic hedge	$(526)	$(278)	$—	$—
Interest rate swap	$—	$228	$—	$(239)

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2010			May 31, 2010
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$2,354	Liability	Long-term debt	$2,880
Interest rate swap	Liability	Other liabilities	—	Liability	Other liabilities	—

Total Derivatives			$2,354			$2,880

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At August 31, 2010 and May 31, 2010, we were contingently liable for outstanding stand-by letters of credit totaling $8.9 million and $8.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

7. FAIR VALUE MEASUREMENTS

Effective June 1, 2008, we adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,354	$—	$2,354

Total Liabilities	$—	$2,354	$—	$2,354

8. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2010, there were approximately 2.5 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at August 31, 2010. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.1 million and $1.2 million for the three months ended August 31, 2010 and 2009, respectively. Tax benefits related to share-based compensation were $0.5 million and $0.3 million for the three months ended August 31, 2010 and 2009, respectively. At August 31, 2010, $7.1 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of two years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the three months ended August 31, 2010 and 2009. Transactions involving our stock options during the three months ended August 31, 2010 and 2009 are summarized below:

	Three Months Ended August 31, 2010		Three Months Ended August 31, 2009
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,213	$16.50	2,354	$16.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(1)	$4.50	(51)	$3.93
Canceled	(10)	$30.33	(22)	$27.49
Expired	—	$—	—	$—

Shares under option, end of period	2,202	$16.44	2,281	$16.41
Exercisable at end of period	1,817	$14.22	1,538	$12.28

Options exercisable at August 31, 2010 had a weighted average remaining contractual life of 5.0 years. For total options outstanding at August 31, 2010, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	150	$2.54	1.1
$3.22 to $6.41	87	$4.18	2.5
$6.42 to $9.62	513	$8.47	4.3
$9.63 to $12.82	189	$11.24	5.4
$12.83 to $16.03	600	$14.95	5.9
$16.04 to $32.05	663	$30.17	7.0

	2,202	$16.44	5.4

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards awarded to the Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the years ended August 31, 2010 are summarized below:

	Three Months Ended August 31, 2010
	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)
Performance Awards, beginning of period	51	$20.84
Changes during the period:
Granted	—	$—
Vested and settled	—	$—
Canceled	—	$—

Performance Awards, end of period	51	$20.84

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest over four years. We also grant common stock to our directors. Transactions involving our stock units and director stock grants during the years ended August 31, 2010 are summarized below:

	Three Months Ended August 31, 2010
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	247	$20.53
Changes during the period:
Granted	—	$—
Vested and settled	—	$—
Canceled	(4)	$21.61

Stock and stock units, end of period	243	$20.51

9. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of non-destructive testing and field heat treating. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
	(unaudited)	(unaudited)
Revenues
United States	$78,364	$71,417
Canada	19,148	18,738
Europe	4,813	6,164
Other foreign countries	2,186	4,618

Total	$104,511	$100,937

	August 31, 2010	May 31 2010
	(unaudited)
Total Assets
United States	$179,115	$188,280
Canada	39,102	44,015
Europe	25,403	24,142
Other foreign countries	8,139	8,552

Total	$251,759	$264,989

10. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.4 million and $1.1 million as of August 31, 2010 and May 31, 2010, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $2.6 million and $2.5 million for the three months ended August 31, 2010 and 2009, respectively.

11. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the Spring of 2009, employees informed us of allegations of improper payments made by local employees of our wholly-owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. These improper payments may constitute violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Consequently, the Audit Committee of our Board of Directors (the “Audit Committee”) conducted an investigation of those allegations with the assistance of independent outside counsel. We voluntarily disclosed information relating to the initial allegations, the investigation and the findings to the U.S. Department of Justice (“DOJ”) and to the SEC.

The report of the independent investigator was delivered to our Audit Committee in March 2010 and to the DOJ and SEC in May 2010. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated or is undertaking remedial action on all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent less than one percent of our annual consolidated revenues for all years presented. While the DOJ and SEC have not concluded their review, our management continues to believe that any possible violations of the FCPA are limited in size and scope.

As of August 31, 2010, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. The FCPA and related statutes and regulations provide for potential monetary penalties, disgorgement and interest, as well as criminal and civil sanctions in connection with violations of the FCPA and other applicable laws. It is possible that monetary penalties could be assessed against us or that we enter into a settlement with the U.S. government and other foreign governmental agencies in connection with this matter resulting in monetary payments. The nature, timing and amount of any monetary penalties depends on a number of factors which cannot reasonably be estimated at this time. As a result, we have not recorded any provision for monetary penalties or other costs related to potential criminal and civil sanctions.

12. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. At August 31, 2010, our Venezuelan subsidiary had $1.2 million of net assets, $1.3 million of cash on hand and a balance of $0.1 million in other comprehensive losses related to translated losses on our Venezuelan operations. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. dollars. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and still continued at August 31, 2010, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at August 31, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2010.

We based our forward-looking statements on our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2010.

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

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

The following table sets forth the components of revenue and operating income from our operations for the three months ended August 31, 2010 and August 31, 2009 (in thousands):

	Three Months ended August 31, 2010	Three Months ended August 31, 2009	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$59,367	$57,305	$2,062	4%
TMS division	45,144	43,632	1,512	3%

Total revenues	104,511	100,937	3,574	4%
Gross Margin:
TCM division	17,562	16,483	1,079	7%
TMS division	13,984	12,951	1,033	8%

Total gross margin	31,546	29,434	2,112	7%
SG&A Expenses:
Field operations	20,610	21,116	(506)	(2)%
Corporate costs	4,503	5,928	(1,425)	(24)%

Total SG&A	25,113	27,044	(1,931)	(7)%
Earnings from unconsolidated affiliates	308	259	49	19%

Operating income	$6,741	$2,649	$4,092	154%

Revenues. Our revenues for the three months ended August 31, 2010 were $104.5 million compared to $100.9 million for the three months ended August 31, 2009, an increase of $3.6 million. Increases in revenues were attributable to both divisions. Revenues for our TCM division for the three months ended August 31, 2010 were $59.4 million compared to $57.3 million for the three months ended August 31, 2009, an increase of $2.1 million or 4%. Revenues for our TMS division for the three months ended August 31, 2010 were $45.1 million compared to $43.6 million for the three months ended August 31, 2009, an increase of $1.5 million or 3%. Revenue improvements in both divisions were primarily attributable to marginally improving market conditions experienced by our customers and the resulting startup of previously deferred maintenance activities.

Gross Margin. Our gross margin for the three months ended August 31, 2010 was $31.5 million compared to $29.4 million for the three months ended August 31, 2009, an increase of $2.1 million or 7%. Gross margin as a percentage of revenue was 30% for the three months ended August 31, 2010 compared to 29% for the three months ended August 31, 2009. Gross margin improvements resulted from the realization of cost savings initiatives implemented in the prior fiscal year and increased utilization and leverage of indirect costs, which more than offset pricing pressures in the current competitive market conditions. Gross margin for our TCM division for the three months ended August 31, 2010 was $17.6 million compared to $16.5 million for the three months ended August 31, 2009, an increase of $1.1 million or 7%. Gross margin as a percentage of revenue for the TCM division was 30% for the three months ended August 31, 2010 period compared to 29% in the three months ended August 31, 2009. Gross margin for our TMS division was $14.0 million for the three months ended August 31, 2010 compared to $13.0 million for the three months ended August 31, 2009, an increase of $1.0 million or 8%. Gross margin as a percentage of revenue for the TMS division was 31% for the three months ended August 31, 2010 and 30% for the three months ended August 31, 2009.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended August 31, 2010 was $25.1 million compared to $27.0 million for the three months ended August 31, 2009, a decrease of $1.9 million or 7%. The prior period included $1.1 million of non-routine costs associated with an FCPA investigation. SG&A, excluding investigation costs decreased $0.8 million as a result of cost reduction initiatives started late in the prior year. SG&A, excluding investigation costs, as a percentage of revenue was 24% for the three months ended August 31, 2010 and 26% for the three months ended August 31, 2009.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of unconsolidated affiliates for the three months ended August 31, 2010 and 2009 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $2.6 million and $2.5 million, respectively.

Interest. Interest expense was $0.4 million for the three months ended August 31, 2010 compared to $0.8 million for the three months ended August 31, 2009. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels.

Taxes. The provision for income taxes was $2.5 million on pretax income of $6.3 million for the three months ended August 31, 2010. The provision for income taxes was $0.7 million on pretax income of $1.9 million for the three months ended August 31, 2009. The effective tax rate for the three months ended August 31, 2010 was 40% compared to 39% for the prior year. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, a bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. At August 31, 2010 we had $17.1 million of cash on hand and approximately $100 million of available borrowing capacity through our banking syndicate.

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through August 31, 2010, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

Cashflows Attributable to Our Operating Activities. For the three months ended August 31, 2010, cash provided by operating activities was $18.0 million. Positive operating cash flow was primarily attributable to net income of $3.8 million, depreciation and amortization of $3.1 million, non-cash compensation cost of $1.1 million and a decrease of $10.1 million in working capital.

Cashflows Attributable to Our Investing Activities. For the three months ended August 31, 2010, cash used in investing activities was $2.3 million, consisting primarily of $2.3 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2011 to be approximately $8-10 million.

Cashflows Attributable to Our Financing Activities. For the three months ended August 31, 2010, cash used by financing activities was $11.4 million consisting primarily of $10.1 million of cash used for repayment of debt and a $1.3 million treasury stock repurchase.

Effect of Exchange Rate Changes On Cash. For the three months ended August 31, 2010, the effect of exchange rate changes on cash was a positive impact of $0.1 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyper-inflationary economy, and the negative impact is primarily due to the currency volatility between the U.S. and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at August 31, 2010, is $4.6 million of cash in Europe and $1.3 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2010, the exchange rate with the Euro increased from $1.23 per Euro to $1.27 per Euro, an increase of 3%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.96 per Canadian Dollar to $0.94 per Canadian Dollar, a decrease of 2%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. We had substantially no foreign currency translation losses in other comprehensive income for the three months ended August 31, 2010.

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

At August 31, 2010, our Venezuelan subsidiary had $1.2 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate our Venezuelan operations into U.S. dollars. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and still continued at August 31, 2010, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at August 31, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. As a result, we recorded $0.3 million of currency related gains in our fourth quarter of fiscal year 2010. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.1 million.

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

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that has a notional value of $30.0 million beginning on June 1, 2007 and decreasing to $16.3 million by March 1, 2010. On June 1, 2010 the interest rate swap expired. The interest rate swap agreement was designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement was effective, recognized in other comprehensive income until the hedged interest expense was recognized in earnings.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which is further described below.

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of fiscal 2011.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2010, one hundred and five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our business financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2010 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through August 31, 2010, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

Repurchases during the first quarter of fiscal year 2011 were as follows:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan or Program
June 1—June 30, 2010	—	—	—	—
July 1—July 31, 2010	—	—	—	$15,000,000
August 1—August 31, 2010	89,569	$15.01	89,569	$13,655,840

Total	89,569	$15.01	89,569	$13,655,840

(1)	Dollar amounts represented reflect $15 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)

Date: October 8, 2010	/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)