Form 10-Q
period 2010-11-30
TEAM INC
filed 2011-01-07
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On January 5, 2011 there were 19,334,901 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2010	May 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,311	$12,610
Receivables, net of allowance of $5,394 and $4,934	113,310	109,368
Inventory	20,540	19,733
Deferred income taxes	2,829	2,646
Prepaid expenses and other current assets	5,398	5,988

Total Current Assets	156,388	150,345
Property, plant and equipment, net	56,387	55,229
Intangible assets, net of accumulated amortization of $2,154 and $2,010	1,351	1,498
Goodwill and unallocated purchase price	101,869	55,739
Other assets, net	2,637	2,081
Deferred income taxes	412	97

Total Assets	$319,044	$264,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$316	$313
Accounts payable	18,306	19,010
Other accrued liabilities	25,821	21,781
Income tax payable	847	1,877
Deferred income taxes	48	21

Total Current Liabilities	45,338	43,002
Deferred income taxes	7,349	8,947
Long-term debt	77,373	47,848

Total Liabilities	130,060	99,797

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $.30 per share, 30,000,000 shares authorized; 19,332,900 and 18,988,250 shares issued	5,799	5,696
Non-controlling interest	4,889	—
Additional paid-in capital	75,470	69,380
Retained earnings	104,420	92,553
Accumulated other comprehensive loss	(250)	(2,437)
Treasury stock at cost, 89,569 and 0 shares	(1,344)	—

Total Stockholders’ Equity	188,984	165,192

Total Liabilities and Stockholders’ Equity	$319,044	$264,989

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Revenues	$133,131	$123,292	$237,642	$224,229
Operating expenses	89,387	83,844	162,352	155,347

Gross margin	43,744	39,448	75,290	68,882
Selling, general and administrative expenses	30,240	29,403	55,353	56,432
Earnings from unconsolidated affiliates	327	232	635	491

Operating income	13,831	10,277	20,572	12,941
Interest expense, net	407	710	846	1,530
Foreign currency (gain) loss	30	(13)	(11)	(28)

Earnings before income taxes	13,394	9,580	19,737	11,439
Provision for income taxes	5,358	3,739	7,895	4,473

Net income	8,036	5,841	11,842	6,966
Less losses attributable to non-controlling interest	25	—	25	—

Net income available to Team shareholders	$8,061	$5,841	$11,867	$6,966

Net income per share: Basic	$0.42	$0.31	$0.62	$0.37
Net income per share: Diluted	$0.41	$0.30	$0.60	$0.36

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Net income	$8,036	$5,841	$11,842	$6,966
Foreign currency translation adjustment	2,353	3,051	2,331	3,339
Interest rate swap	—	205	—	433
Foreign currency hedge	(409)	(790)	(935)	(1,068)
Tax provision	855	(563)	791	(518)

Comprehensive income	10,835	7,744	14,029	9,152
Less other comprehensive loss attributable to non-controlling interest	28	—	28	—

Comprehensive income available to Team shareholders	$10,863	$7,744	$14,057	$9,152

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$11,842	$6,966
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(635)	(491)
Less loss attributable to non-controlling interest	25	—
Depreciation and amortization	6,445	5,963
Amortization of deferred loan costs	155	160
Foreign currency gain	(11)	(28)
Deferred income taxes	(1,297)	270
Non-cash compensation cost	2,690	2,642
(Increase) decrease:
Receivables	2,640	(2,000)
Inventory	(747)	239
Prepaid expenses and other current assets	1,062	2,310
Increase (decrease):
Accounts payable	(2,103)	(512)
Other accrued liabilities	1,323	(2,818)
Income taxes	(1,397)	1,270

Net cash provided by operating activities	19,992	13,971

Cash Flows From Investing Activities:
Capital expenditures	(5,074)	(3,882)
Business acquisitions, net of cash acquired	(41,376)	—
Increase in other assets, net	(82)	(986)

Net cash used in investing activities	(46,532)	(4,868)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement, net	28,700	(10,667)
Payments related to term loans	(156)	(3,000)
Tax benefit of stock option exercises	781	518
Insurance note payments	—	(2,132)
Issuance of common stock	87	193
Purchase of treasury stock	(1,344)	—

Net cash provided by (used in) financing activities	28,068	(15,088)
Effect of exchange rate changes on cash	173	282

Net increase in cash and cash equivalents	1,701	(5,703)
Cash and cash equivalents at beginning of period	12,610	12,632

Cash and cash equivalents at end of period	$14,311	$6,929

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

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment,

•	Field Heat Treating,

•	Leak Repair,

•	Fugitive Emissions Control,

•	Hot Tapping,

•	Field Machining,

•	Technical Bolting, and

•	Field Valve Repair.

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

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of tangible and intangible assets and subsequent assessments for possible impairment, (3) assessing future tax exposure and the realization of tax assets, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, (6) estimating the useful lives of our assets and (7) the fair value of the non-controlling interest in subsidiaries that are not wholly-owned.

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

Allowance for Doubtful Accounts. In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that will eventually be deemed uncollectible. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services, on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2010 and May 31, 2010, the amount of earned but unbilled revenue included in accounts receivable was $10.7 million and $8.6 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of, (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock (please see Note 2).

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Net income attributable to Team	$8,061	$5,841	$11,867	$6,966
Loss attributable to non-controlling interest	25	—	25	—

Net income used in computation of diluted earnings per share	$8,036	$5,841	$11,842	$6,966

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Weighted average number of shares outstanding	19,035	18,925	19,003	18,890
Assumed exercise of share based compensation	676	567	558	552
Assumed conversion of non-controlling interest	88	—	44	—

Shares outstanding used in computation of diluted earnings per share	19,799	19,492	19,605	19,442

There were 810,000 and 841,000 options to purchase shares of common stock outstanding during the three month periods ended November 30, 2010 and November 30, 2009, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 794,000 and 1,287,000 options to purchase shares of common stock outstanding during the six month periods ended November 30, 2010 and November 30, 2009, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

2. ACQUISITIONS

On November 3, 2010 we purchased Quest Integrity Group, LLC (“Quest Integrity”), a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity for a total consideration paid to Quest Integrity shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt of Quest Integrity, payable to a bank, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our credit facility which was used to fund the cash portion of the purchase price. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our preliminary valuation of the remaining 5% equity of Quest Integrity at the date of acquisition is $4.9 million, which is reflected in the equity section of the Consolidated Balance Sheet as “Non-controlling interest”.

Headquartered near Seattle, Washington, Quest Integrity has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. It has developed several propriety tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest Integrity has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. The company maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East.

We are in the early stages of obtaining independent valuations of the non-controlling interest, tangible long-term assets, and intangible assets of Quest Integrity. The valuations of the tangible and intangible asset values, and the resulting residual goodwill, are still being developed, however we believe a significant portion of the purchase price is attributable to intangible assets. Accordingly, we have included $0.2 million of amortization expense in our results of operations to reflect estimated accumulated amortization of intangible assets. We believe we will have finalized our valuations and purchase price allocation prior to our year ending May 31, 2011. Information regarding the preliminary allocation of the purchase price is set forth below (in thousands):

(unaudited)
Receivables	$5,687
Prepaids and other current assets	505
Property, plant and equipment	1,831
Other assets	78

Assets acquired	8,101

Accounts payable	1,291
Other current liabilities	3,136

Liabilities acquired	4,427

Net assets acquired	$3,674

Bank debt assumed	$2,276
Cash paid to Quest Integrity shareholders	39,100
Restricted stock issued to Quest Integrity shareholders	2,635

Total purchase price	44,011
Estimated fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Estimated intangibles	$22,627
Estimated goodwill	22,627

Unallocated purchase price	$45,254

Information regarding the change in carrying value of the non-controlling interest is set forth below:

Estimated fair value of non-controlling interest at November 3, 2010	$4,917
Loss attributable to non-controlling interest	(25)
Other comprehensive loss attributable to non-controlling interest	(3)

Estimated fair value of non-controlling interest at November 30, 2010	$4,889

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2010 and May 31, 2010 is as follows (in thousands):

	November 30, 2010	May 31, 2010
	(unaudited)
Trade accounts receivable	$108,005	$105,714
Unbilled revenues	10,699	8,588
Allowance for doubtful accounts	(5,394)	(4,934)

Total	$113,310	$109,368

4. INVENTORY

A summary of inventory as of November 30, 2010 and May 31, 2010 is as follows (in thousands):

	November 30, 2010	May 31, 2010
	(unaudited)
Raw materials	$3,370	$2,988
Work in progress	502	528
Finished goods	16,668	16,217

Total	$20,540	$19,733

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2010 and May 31, 2010 is as follows (in thousands):

	November 30, 2010	May 31, 2010
	(unaudited)
Land	$973	$964
Buildings and leasehold improvements	8,483	8,263
Machinery and equipment	97,940	91,091
Furniture and fixtures	1,628	1,357
Computers and computer software	6,691	5,987
Automobiles	2,609	2,404
Construction in progress	9,392	8,085

Total	127,716	118,151
Accumulated depreciation and amortization	(71,329)	(62,922)

Property, plant and equipment, net	$56,387	$55,229

At November 30, 2010, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At November 30, 2010, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the recent economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2010 and May 31, 2010 is as follows (in thousands):

	November 30, 2010	May 31, 2010
	(unaudited)
Payroll and other compensation expenses	$16,127	$13,521
Insurance accruals	5,021	5,253
Property, sales and other non-income related taxes	1,451	841
Auto lease rebate	36	108
Other	3,186	2,058

Total	$25,821	$21,781

7. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our debt with our banking syndicate (our “Credit Facility”) provides us with a $145 million revolving line of credit and allows us to borrow in Euros or U.S. dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at November 30, 2010) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of 0.25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the sale of subsidiaries and the incurrence of certain liabilities. At November 30, 2010, we were in compliance with all covenants of the Credit Facility.

Our Canadian subsidiary also has a line of credit with a bank in our banking syndicate (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.3 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate interest rate (3.00% at November 30, 2010) and mature in May 2012.

A summary of long-term debt as of November 30, 2010 and May 31, 2010 is as follows (in thousands):

	November 30, 2010	May 31, 2010
	(unaudited)
Revolving loan portion of the Credit Facility	$77,270	$47,636
Canadian Line of Credit	—	—
Vendor Financing	370	525
Other	49	—

	77,689	48,161
Current maturities	(316)	(313)

Long-term debt, excluding current maturities	$77,373	$47,848

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter party will not fulfill the terms of the contract. We considered counterparty credit risk to our derivative contracts when valuing our derivative instruments.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2010 and 2009, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Economic hedge	$(409)	$(790)	$—	$—	$(935)	$(1,068)	$—	$—
Interest rate swap	—	205	—	223	—	433	—	462

	$(409)	$(585)	$—	$223	$(935)	$(635)	$—	$462

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2010			May 31, 2010
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$1,945	Liability	Long-term debt	$2,880
Interest rate swap	Liability	Other liabilities	—	Liability	Other liabilities	—

Total Derivatives			$1,945			$2,880

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At November 30, 2010 and May 31, 2010, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million at both dates. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2010 and May 31, 2010, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$1,945	$—	$1,945
Interest rate swap	—	—	—	—

Net Liabilities	$—	$1,945	$—	$1,945

	May 31, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,880	$—	$2,880
Interest rate swap	—	—	—	—

Net Liability	$—	$2,880	$—	$2,880

9. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2010, there were approximately 2.5 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards so long as the total number of shares ultimately issued does not exceed the total number of shares cumulatively authorized which is 6,620,000 at November 30, 2010. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.7 million and $2.6 million for the six months ended November 30, 2010 and 2009, respectively. Tax benefits related to share-based compensation were $0.8 million and $0.5 million for the six months ended November 30, 2010 and 2009, respectively. At November 30, 2010, $9.1 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the six months ended November 30, 2010 and 2009. Transactions involving our stock options during the six months ended November 30, 2010 and 2009 are summarized below:

	Six Months Ended November 30, 2010		Six Months Ended November 30, 2009
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,213	$16.50	2,354	$16.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(76)	$7.35	(62)	$4.92
Canceled	(10)	$30.33	(23)	$26.76
Expired	(15)	$26.56	—	$—

Shares under option, end of period	2,112	$16.69	2,269	$16.44
Exercisable at end of period	1,953	$15.57	1,780	$14.07

Options exercisable at November 30, 2010 had a weighted average remaining contractual life of 5.2 years. For total options outstanding at November 30, 2010, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	135	$2.53	1.0
$3.22 to $6.41	86	$4.18	2.2
$6.42 to $9.62	458	$8.51	4.2
$9.63 to $12.82	189	$11.24	5.2
$12.83 to $16.03	592	$14.94	5.6
$16.04 to $32.05	652	$30.17	6.9

	2,112	$16.69	5.2

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards awarded to the Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the six months ended November 30, 2010 are summarized below:

	Six Months Ended November 30, 2010
	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)
Performance Awards, beginning of period	51	$20.84
Changes during the period:
Granted	25	$20.04
Vested and settled	(15)	$21.61
Canceled	—	$—

Performance Awards, end of period	61	$20.33

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest over four years. We also grant common stock to our directors. Transactions involving our stock units and director stock grants during the six months ended November 30, 2010 are summarized below:

	Six Months Ended November 30, 2010
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	247	$20.53
Changes during the period:
Granted	163	$18.90
Vested and settled	(93)	$20.20
Canceled	(5)	$21.04

Stock and stock units, end of period	312	$19.77

10. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment–industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest Integrity) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, hot tapping, fugitive emissions control, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$96,330	$87,050	$174,694	$158,467
Canada	25,051	25,398	44,199	44,136
Europe	6,568	6,170	11,381	12,334
Other foreign countries	5,182	4,674	7,368	9,292

Total	$133,131	$123,292	$237,642	$224,229

	November 30, 2010	May 31, 2010
	(unaudited)
Total Assets
United States	$236,536	$188,280
Canada	46,643	44,015
Europe	26,399	24,142
Other foreign countries	9,466	8,552

Total	$319,044	$264,989

11. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.7 million and $1.1 million as of November 30, 2010 and May 31, 2010, respectively. Revenues from the joint venture not reflected in our consolidated revenues were $5.5 million and $4.9 million for the six months ended November 30, 2010 and 2009, respectively.

12. INTERNAL INVESTIGATION

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

The report of the independent investigator was delivered to the Audit Committee of our BOD in March 2010 and to the DOJ and SEC in May 2010. We have not been contacted by the SEC or DOJ since the May 2010 report of the independent investigator. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent less than one percent of our annual consolidated revenues for all years presented. While the DOJ and SEC have not concluded their review, our management continues to believe that any possible violations of the FCPA are limited in size and scope.

Since the commencement of the investigation in 2009, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. The FCPA and related statutes and regulations provide for potential monetary penalties, disgorgement and interest, as well as criminal and civil sanctions in connection with violations of the FCPA and other applicable laws. It is possible that monetary penalties could be assessed against us or that we enter into a settlement with the U.S. government and other foreign governmental agencies in connection with this matter resulting in monetary payments. The nature, timing and amount of any monetary penalties depend on a number of factors which cannot reasonably be estimated at this time. As a result, we have not recorded any provision for monetary penalties or other costs related to potential criminal and civil sanctions.

13. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. dollars. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and still continued at November 30, 2010, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at May 31, 2010 and November 30, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At November 30, 2010, our Venezuelan subsidiary had $1.1 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.3 million.

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

General Description of Business

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment,

•	Field Heat Treating,

•	Leak Repair,

•	Fugitive Emissions Control,

•	Hot Tapping,

•	Field Machining,

•	Technical Bolting, and

•	Field Valve Repair.

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

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

The following table sets forth the components of revenue and operating income from our operations for the three months ended November 30, 2010 and November 30, 2009 (in thousands):

	Three Months ended November 30, 2010	Three Months ended November 30, 2009	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$73,164	$71,322	$1,842	3%
TMS division	59,967	51,970	7,997	15%

Total revenues	133,131	123,292	9,839	8%
Gross Margin:
TCM division	23,168	22,319	849	4%
TMS division	20,576	17,129	3,447	20%

Total gross margin	43,744	39,448	4,296	11%
SG&A Expenses:
Field operations	25,140	23,286	1,854	8%
Corporate costs	5,100	6,117	(1,017)	(17)%

Total SG&A	30,240	29,403	837	3%
Earnings from unconsolidated affiliates	327	232	95	41%

Operating income	$13,831	$10,277	$3,554	35%

Revenues. Our revenues for the three months ended November 30, 2010 were $133.1 million compared to $123.3 million for the three months ended November 30, 2009, an increase of $9.8 million or 8%. Increases in revenues were attributable to the acquisition of Quest Integrity and our TMS division. Revenues for our TCM division (inclusive of Quest Integrity) for the three months ended November 30, 2010 were $73.2 million compared to $71.3 million for the three months ended November 30, 2009, an increase of $1.8 million or 3%. Quest Integrity had revenues for the 30 days ended November 30, 2010 of $1.6 million. Revenues for our TMS division for the three months ended November 30, 2010 were $60.0 million compared to $52.0 million for the three months ended November 30, 2009, an increase of $8.0 million or 15%. Growth in the current quarter was driven by expanded turnaround activity in the U.S. versus prior year activity levels. The U.S. fall 2010 turnaround season was the most robust since the fall season of 2008. Overall, organic growth in the U.S. was 10% as a result of these increased activity levels. Non-U.S. revenues declined 2% (organically) due to an absence in the current quarter of major projects.

Gross Margin. Our gross margin for the three months ended November 30, 2010 was $43.7 million compared to $39.4 million for the three months ended November 30, 2009, an increase of $4.3 million or 11%. Gross margin as a percentage of revenue was 33% for the three months ended November 30, 2010 compared to 32% for the three months ended November 30, 2009. Gross margin improvements resulted from the realization of cost savings initiatives implemented in the prior fiscal year and increased utilization and leverage of indirect costs, which more than offset pricing pressures in the current competitive market conditions. Gross margin for our TCM division for the three months ended November 30, 2010 was $23.2 million compared to $22.3 million for the three months ended November 30, 2009, an increase of $0.8 million or 4%. Gross margin as a percentage of revenue for the TCM division was 32% for the three months ended November 30, 2010 period compared to 31% in the three months ended November 30, 2009. Gross margin for our TMS division was $20.6 million for the three months ended November 30, 2010 compared to $17.1 million for the three months ended November 30, 2009, an increase of $3.4 million or 20%. Gross margin as a percentage of revenue for the TMS division was 34% for the three months ended November 30, 2010 and 33% for the three months ended November 30, 2009.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended November 30, 2010 was $30.2 million compared to $29.4 million for the three months ended November 30, 2009, an increase of $0.8 million or 3%. The current period includes $0.6 million of transaction costs associated with the Quest

Integrity acquisition. The prior period includes $1.2 million of professional fees associated with an FCPA investigation. Excluding these non-routine costs, SG&A as a percentage of revenue was 22% for the three months ended November 30, 2010 and 23% for the three months ended November 30, 2009.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of unconsolidated affiliates for the three months ended November 30, 2010 and 2009 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $2.9 million and $2.4 million, respectively.

Interest. Interest expense was $0.4 million for the three months ended November 30, 2010 compared to $0.7 million for the three months ended November 30, 2009. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels prior to the acquisition of Quest Integrity.

Taxes. The provision for income taxes was $5.4 million on pretax income of $13.4 million for the three months ended November 30, 2010. The provision for income taxes was $3.7 million on pretax income of $9.6 million for the three months ended November 30, 2009. The effective tax rate for the three months ended November 30, 2010 was 40% compared to 39% for the prior year. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

The following table sets forth the components of revenue and operating income from our operations for the six months ended November 30, 2010 and November 30, 2009 (in thousands):

	Six Months ended November 30, 2010	Six Months ended November 30, 2009	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$132,531	$128,626	$3,905	3%
TMS division	105,111	95,603	9,508	10%

Total revenues	237,642	224,229	13,413	6%
Gross Margin:
TCM division	40,730	38,800	1,930	5%
TMS division	34,560	30,082	4,478	15%

Total gross margin	75,290	68,882	6,408	9%
SG&A Expenses:
Field operations	45,750	44,393	1,357	3%
Corporate costs	9,603	12,039	(2,436)	(20)%

Total SG&A	55,353	56,432	(1,079)	(2)%
Earnings from unconsolidated affiliates	635	491	144	29%

Operating income	$20,572	$12,941	$7,631	59%

Revenues. Our revenues for the six months ended November 30, 2010 were $237.6 million compared to $224.2 million for the six months ended November 30, 2009, an increase of $13.4 million or 6%. Increases in revenues were attributable to the acquisition of Quest Integrity and both divisions. Revenues for our TCM division (inclusive of Quest Integrity) for the six months ended November 30, 2010 were $132.5 million compared to $128.6 million for the six months ended November 30, 2009, an increase of $3.9 million or 3%. Quest Integrity had revenues for the 30 days ended November 30, 2010 of $1.6 million. Revenues for our TMS division for the six months ended November 30, 2010 were $105.1 million compared to $95.6 million for the six months ended November 30, 2009, an increase of $9.5 million or 10%. Growth in the current period was driven by expanded turnaround activity in the U.S. versus prior year activity levels. The U.S. fall 2010 turnaround season was the most robust since the fall season of 2008. Overall, organic growth in the U.S. was 10% as a result of these increased activity levels. Non-U.S. revenues declined 6% (organically) due to an absence in the current period of major projects.

Gross Margin. Our gross margin for the six months ended November 30, 2010 was $75.3 million compared to $68.9 million for the six months ended November 30, 2009, an increase of $6.4 million or 9%. Gross margin as a percentage of revenue was 32% for the six months ended November 30, 2010 compared to 31% for the six months ended November 30, 2009. Gross margin improvements resulted from the realization of cost savings initiatives implemented in the prior fiscal year and increased utilization and leverage of indirect costs, which more than offset pricing pressures in the current competitive market conditions. Gross margin for our TCM division for the six months ended November 30, 2010 was $40.7 million compared to $38.8 million for the six months ended November 30, 2009, an increase of $1.9 million or 5%. Gross margin as a percentage of revenue for the TCM division was 31% for the six months ended November 30, 2010 period compared to 30% in the six months ended November 30, 2009. Gross margin for our TMS division was $34.6 million for the six months ended November 30, 2010 compared to $30.1 million for the six months ended November 30, 2009, an increase of $4.5 million or 15%. Gross margin as a percentage of revenue for the TMS division was 33% for the six months ended November 30, 2010 and 31% for the six months ended November 30, 2009.

Selling, General, and Administrative Expenses. Our SG&A for the six months ended November 30, 2010 was $55.4 million compared to $56.4 million for the six months ended November 30, 2009, a decrease of $1.1 million or 2%. The current period includes $0.6 million of transaction costs associated with the Quest Integrity acquisition. The prior period includes $2.3 million of professional fees associated with an FCPA investigation. Excluding these non-routine costs, SG&A as a percentage of revenue was 23% for the six months ended November 30, 2010 and 24% for the six months ended November 30, 2009.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of unconsolidated affiliates for the six months ended November 30, 2010 and 2009 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $5.5 million and $4.9 million, respectively.

Interest. Interest expense was $0.8 million for the six months ended November 30, 2010 compared to $1.5 million for the six months ended November 30, 2009. The reduction in interest expense is due to decreasing borrowing rates combined with decreased debt levels prior to the acquisition of Quest Integrity.

Taxes. The provision for income taxes was $7.9 million on pretax income of $19.7 million for the six months ended November 30, 2010. The provision for income taxes was $4.5 million on pretax income of $11.4 million for the six months ended November 30, 2009. The effective tax rate for the six months ended November 30, 2010 was 40% compared to 39% for the prior year. The rate differential is due to the mixture of non-deductible expenses in relation to taxable income and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, a bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. At November 30, 2010 we had $14.3 million of cash on hand and approximately $66 million of available borrowing capacity through our banking syndicate.

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through November 30, 2010, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

On November 3, 2010 we purchased Quest Integrity, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity for a total consideration of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). We expect to purchase the remaining 5% in 2015 for a purchase consideration based upon the future performance of Quest Integrity. Future consideration would be for a value of no less than $2.4 million payable in our common stock so long as the number of shares issued for the remaining 5% does not exceed 20% of Team’s outstanding common stock.

Cashflows Attributable to Our Operating Activities. For the six months ended November 30, 2010, cash provided by operating activities was $20.0 million. Positive operating cash flow was primarily attributable to net income of $11.8 million, depreciation and amortization of $6.4 million, and non-cash compensation cost of $2.7 million.

Cashflows Attributable to Our Investing Activities. For the six months ended November 30, 2010, cash used in investing activities was $46.5 million, consisting primarily of $5.1 million of capital expenditures and $41.4 million related to the acquisition of Quest Integrity. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2011 to be approximately $8-10 million.

Cashflows Attributable to Our Financing Activities. For the six months ended November 30, 2010, cash provided by financing activities was $28.1 million consisting primarily of $28.7 million of cash provided by our credit facility offset by a $1.3 million treasury stock repurchase.

Effect of Exchange Rate Changes On Cash. For the six months ended November 30, 2010, the effect of exchange rate changes on cash was a positive impact of $0.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy, and the negative impact is primarily due to the currency volatility between the U.S. and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at November 30, 2010, is $4.9 million of cash in Europe and $1.3 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2010, the exchange rate with the Euro increased from $1.23 per Euro to $1.30 per Euro, an increase of 6%. During the same period, the exchange rate with the Canadian Dollar increased from $0.96 per Canadian Dollar to $0.97 per Canadian Dollar, an increase of 1%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation gains in other comprehensive income were $2.3 million for the six months ended November 30, 2010.

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

At November 30, 2010, our Venezuelan subsidiary had $1.1 million of net assets denominated in Venezuelan Bolivars and translated into U.S. dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate our Venezuelan operations into U.S. dollars. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and still continued at November 30, 2010, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at November 30, 2010) to translate Venezuelan assets into dollars as no other legal rate was readily available. As a result, we recorded $0.3 million of currency related gains in our fourth quarter of fiscal year 2010. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.1 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of our fiscal year ending May 31, 2011.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2010, one hundred and five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our business financial position, results of operations or cash flows.

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

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through November 30, 2010, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

Repurchases during the first half of fiscal year 2011 were as follows:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan or Program
June 1—June 30, 2010	—	—	—	—
July 1—July 31, 2010	—	—	—	$15,000,000
August 1—November 30, 2010	89,569	$15.01	89,569	$13,655,840

Total	89,569	$15.01	89,569	$13,655,840

(1)	Dollar amounts represented reflect $15 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)

Date: January 7, 2011	/s/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)