Form 10-Q
period 2011-02-28
TEAM INC
filed 2011-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 5, 2011 there were 19,557,238 shares of the Registrant’s common stock including 89.569 shares of treasury stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2011	May 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,635	$12,610
Receivables, net of allowance of $3,903 and $4,934	99,555	109,368
Inventory	20,862	19,733
Income tax receivable	3,364	—
Deferred income taxes	2,260	2,646
Prepaid expenses and other current assets	5,254	5,988

Total Current Assets	153,930	150,345
Property, plant and equipment, net	56,356	55,229
Intangible assets, net of accumulated amortization of $2,271 and $2,010	1,293	1,498
Goodwill (see Note 1)	103,097	55,739
Other assets, net	1,946	2,081
Deferred income taxes	340	97

Total Assets	$316,962	$264,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$291	$313
Accounts payable	14,259	19,010
Other accrued liabilities	27,743	21,781
Income tax payable	—	1,877
Deferred income taxes	19	21

Total Current Liabilities	42,312	43,002
Deferred income taxes	12,154	8,947
Long-term debt	68,979	47,848

Total Liabilities	123,445	99,797

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,550,738 and 18,988,250 shares issued	5,864	5,696
Non-controlling interest	4,926	—
Additional paid-in capital	76,417	69,380
Retained earnings	108,326	92,553
Accumulated other comprehensive loss	(672)	(2,437)
Treasury stock at cost, 89,569 and 0 shares	(1,344)	—

Total Stockholders’ Equity	193,517	165,192

Total Liabilities and Stockholders’ Equity	$316,962	$264,989

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Revenues	$108,820	$104,112	$346,462	$328,341
Operating expenses	78,083	75,593	240,435	230,940

Gross margin	30,737	28,519	106,027	97,401
Selling, general and administrative expenses	27,616	26,456	82,969	82,888
Earnings from unconsolidated affiliates	120	29	755	520

Operating income	3,241	2,092	23,813	15,033
Interest expense, net	525	667	1,371	2,197
Foreign currency (gain) loss	(42)	2,075	(53)	2,047

Earnings (loss) before income taxes	2,758	(650)	22,495	10,789
Provision for income taxes (see Note 3)	(1,173)	(223)	6,722	4,250

Net income (loss)	3,931	(427)	15,773	6,539
Less: Income attributable to non-controlling interest	34	—	9	—

Net income (loss) available to Team shareholders	$3,897	$(427)	$15,764	$6,539

Net income (loss) per share: Basic	$0.20	$(0.02)	$0.82	$0.35
Net income (loss) per share: Diluted	$0.19	$(0.02)	$0.79	$0.34

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Net income (loss)	$3,931	$(427)	$15,773	$6,539
Foreign currency translation adjustment	4,061	(2,258)	6,393	1,089
Interest rate swap	—	193	—	626
Foreign currency hedge	(933)	1,640	(1,868)	572
Tax provision attributable to other comprehensive income (loss)	(3,551)	(666)	(2,760)	(1,184)

Other comprehensive income (loss)	3,508	(1,518)	17,538	7,642
Less: Other comprehensive income attributable to non-controlling interest	37	—	9	—

Other comprehensive income (loss) available to Team shareholders	$3,471	$(1,518)	$17,529	$7,642

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2011	2010
Cash Flows From Operating Activities:
Net income	$15,773	$6,539
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(755)	(520)
Income attributable to non-controlling interest	(9)	—
Depreciation and amortization	10,686	9,224
Loss on asset sales	129	—
Amortization of deferred loan costs	228	233
Foreign currency (gain) loss	(53)	2,047
Deferred income taxes	578	1,170
Write down of fixed assets	—	85
Non-cash compensation cost	3,848	3,876
(Increase) decrease:
Receivables	17,823	10,904
Inventory	(851)	(38)
Prepaid expenses and other current assets	1,309	3,242
Increase (decrease):
Accounts payable	(6,479)	(2,700)
Other accrued liabilities	3,020	132
Income taxes	(5,483)	(80)

Net cash provided by operating activities	39,764	34,114

Cash Flows From Investing Activities:
Capital expenditures	(8,064)	(5,513)
Business acquisitions, net of cash acquired	(41,376)	—
Distributions from joint venture	750	600
Increase in other assets, net	(138)	(1,034)

Net cash used in investing activities	(48,828)	(5,947)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement, net	19,435	(18,280)
Payments related to term loans	(243)	(4,733)
Tax effect from share based payment arrangements	(844)	546
Insurance note payments	—	(3,218)
Issuance of common stock from share based payment arrangements	1,566	401
Purchase of treasury stock	(1,344)	—

Net cash provided by (used in) financing activities	18,570	(25,284)
Effect Of Exchange Rate Changes On Cash	519	(1,350)

Net Increase In Cash And Cash Equivalents	10,025	1,533
Cash And Cash Equivalents At Beginning Of Period	12,610	12,632

Cash And Cash Equivalents At End Of Period	$22,635	$14,165

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

Consolidation. The consolidated financial statements include the accounts of Team, Inc. and our majority-owned subsidiaries where we have control over operating and financial policies. Investments in affiliates in which we have the ability to exert significant influence over operating and financial policies, but where we do not control the operating and financial policies, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of tangible and intangible assets and subsequent assessments for possible impairment, (3) the fair value of the non-controlling interest in subsidiaries that are not wholly-owned, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, (6) estimating the useful lives of our assets and (7) assessing future tax exposure and the realization of tax assets (see Note 3).

Income Taxes. We follow the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”) which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Leasehold improvements	2-10 years
Machinery and equipment	2-12 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

We operate in only one segment—industrial services (see Note 11). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, hot tapping, field machining, fugitive emissions control, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years, the fair values of reporting units in fiscal years 2010 and 2009 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximates both our weighted-average cost of capital and reflects current market conditions.

The fair value derived from the income approach in our most recent test for impairment, in the aggregate, approximated our market capitalization. At May 31, 2010, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $121 million, or 73%, and the fair value of both our individual reporting units significantly exceeded their respective carrying amounts as of that date. Projected growth rates and other market inputs to our impairment test models, such as the discount rate, are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate an impairment. Although we believe the cash flow projections in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected margins included in the income approach used to value our reporting units. We periodically review our projected growth rates and other market inputs used in our impairment test models as well as changes in our business and other factors that could represent indicators of impairment. Subsequent to our May 31, 2010 annual impairment test, no such indicators of impairment were identified.

There was $103.1 million and $55.7 million of goodwill at February 28, 2011 and May 31, 2010, respectively. For the nine months ended February 28, 2011, the primary change in goodwill is attributable to the acquisition of Quest Integrity Group, LLC (“Quest Integrity”) which added $45.3 million to goodwill, and to a lesser extent, foreign currency exchange rates and their effect on goodwill in foreign subsidiaries of both our divisions.

	Nine Months Ended February 28, 2011
	TCM Division	TMS Division	Total
Balance at beginning of period	$44,939	$10,800	$55,739
Acquisition and purchase price adjustments	44,533	—	44,533
Foreign currency adjustments	1,491	1,334	2,825

Balance at end of period	$90,963	$12,134	$103,097

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2011 and May 31, 2010, the amount of earned but unbilled revenue included in accounts receivable was $10.7 million and $8.6 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of, (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock (see Note 2).

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Weighted-average number of basic shares outstanding	19,342	18,954	19,114	18,913
Options on common stock, stock units and performance awards	852	667	684	578
Assumed conversion of non-controlling interest	209	—	116	—

Total shares and dilutive securities	20,403	19,621	19,914	19,491

There were 652,000 and 789,000 options to purchase shares of common stock outstanding during the three month periods ended February 28, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 777,000 and 830,000 options to purchase shares of common stock outstanding during the nine month periods ended February 28, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of operations. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations (see Note 14).

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

2. ACQUISITIONS

On November 3, 2010 we purchased Quest Integrity, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity for a total consideration paid to Quest Integrity shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt of Quest Integrity, payable to a bank, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our credit facility which was used to fund the cash portion of the purchase price. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our preliminary valuation of the remaining 5% equity of Quest Integrity at the date of acquisition is $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest”.

Headquartered near Seattle, Washington, Quest Integrity has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest Integrity has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest Integrity has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest Integrity maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East.

We are obtaining independent valuations of the tangible and intangible asset values of Quest Integrity, and the resulting residual goodwill, which we expect to be completed by May 31, 2011. We believe a significant portion of the purchase price is attributable to amortizable intangible assets. Accordingly, we have included $0.5 million of amortization expense for the three months ended February 28, 2011 and $0.7 million for the nine months ended February 28, 2011, in our results of operations to reflect estimated accumulated amortization of intangible assets. Information regarding the preliminary allocation of the purchase price is set forth below (in thousands):

(unaudited)
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	1,831
Other assets	78

Assets acquired	8,101

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$3,674

Bank debt assumed	$2,276
Cash paid to Quest Integrity shareholders	39,100
Restricted stock issued to Quest Integrity shareholders	2,635

Total purchase price	44,011
Estimated fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Estimated intangibles	$22,627
Estimated goodwill	22,627

Unallocated purchase price	$45,254

Information regarding the change in carrying value of the non-controlling interest is set forth below:

Estimated fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	9
Other comprehensive income attributable to non-controlling interest	—

Estimated fair value of non-controlling interest at February 28, 2011	$4,926

3. TAX PROVISION

During the third quarter of fiscal year 2011, the Company identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the current quarter, consisting of $1.8 million associated with the prior years and $0.5 million associated with the first two quarters of the current fiscal year.

The impact of the adjustment was determined not to be material to our results of operations, financial position or cash flows for the three and nine months ended February 28, 2011, nor to any of our previously issued financial statements for prior periods. This determination involved both quantitative assessments and qualitative assessments that considered, among many things;

•	the adjustment had no impact on key operational GAAP measures such as revenues, gross margin or operating income,

•	the non-cash nature of the adjustment,

•	the adjustment had no impact on any banking covenants or key non-GAAP measures such as EBITDA,

•	the adjustment had no impact on executive compensation in any period, and

•	the adjustment had no quantitative material impact to any prior period.

Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, the Company’s effective tax rate for fiscal year 2011 is expected to be 38% versus the 40% tax rate previously reported.

4. RECEIVABLES

A summary of accounts receivable as of February 28, 2011 and May 31, 2010 is as follows (in thousands):

	February 28, 2011	May 31, 2010
	(unaudited)
Trade accounts receivable	$92,713	$105,714
Unbilled revenues	10,745	8,588
Allowance for doubtful accounts	(3,903)	(4,934)

Total	$99,555	$109,368

5. INVENTORY

A summary of inventory as of February 28, 2011 and May 31, 2010 is as follows (in thousands):

	February 28, 2011	May 31, 2010
	(unaudited)
Raw materials	$3,355	$2,988
Work in progress	541	528
Finished goods	16,966	16,217

Total	$20,862	$19,733

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2011 and May 31, 2010 is as follows (in thousands):

	February 28, 2011	May 31, 2010
	(unaudited)
Land	$996	$964
Buildings and leasehold improvements	8,367	8,263
Machinery and equipment	101,295	91,091
Furniture and fixtures	1,668	1,357
Computers and computer software	7,114	5,987
Automobiles	2,728	2,404
Construction in progress	9,193	8,085

Total	131,361	118,151
Accumulated depreciation and amortization	(75,005)	(62,922)

Property, Plant and Equipment, net	$56,356	$55,229

At February 28, 2011, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At February 28, 2011, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the 2008 economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

7. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2011 and May 31, 2010 is as follows (in thousands):

	February 28, 2011	May 31, 2010
	(unaudited)
Payroll and other compensation expenses	$20,213	$13,521
Insurance accruals	4,621	5,253
Property, sales and other non-income related taxes	749	841
Auto lease rebate	20	108
Other	2,140	2,058

Total	$27,743	$21,781

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our debt with our banking syndicate (our “Credit Facility”) provides us with a $145 million revolving line of credit and allows us to borrow in Euros or U.S. Dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.50% at February 28, 2011) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of 0.30% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the sale of subsidiaries and the incurrence of certain liabilities. At February 28, 2011, we were in compliance with all covenants of the Credit Facility.

Our Canadian subsidiary also has a line of credit with a bank in our banking syndicate (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.7 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate (3.00% at February 28, 2011) and mature in May 2012.

A summary of long-term debt as of February 28, 2011 and May 31, 2010 is as follows (in thousands):

	February 28, 2011	May 31, 2010
	(unaudited)
Revolving loan portion of the Credit Facility	$68,938	$47,636
Canadian Line of Credit	—	—
Vendor Financing	290	525
Other	42	—

	69,270	48,161
Current maturities	(291)	(313)

Long-term debt, excluding current maturities	$68,979	$47,848

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counterparty will not fulfill the terms of the contract. We considered counterparty credit risk to our derivative contracts when valuing our derivative instruments.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 28, 2011 and 2010, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended February 28,		Three Months Ended February 28,		Nine Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010	2011	2010	2011	2010
Economic hedge	$(933)	$1,640	$—	$—	$(1,868)	$572	$—	$—
Interest rate swap	—	193	—	208	—	626	—	670

	$(933)	$1,833	$—	$208	$(1,868)	$1,198	$—	$670

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 28, 2011			May 31, 2010
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$1,012	Liability	Long-term debt	$2,880
Interest rate swap	Liability	Other liabilities	—	Liability	Other liabilities	—

Total Derivatives			$1,012			$2,880

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At February 28, 2011 and May 31, 2010, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million at both dates. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2011 and May 31, 2010, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 28, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$1,012	$—	$1,012
Interest rate swap	—	—	—	—

Net Liabilities	$—	$1,012	$—	$1,012

	May 31, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,880	$—	$2,880
Interest rate swap	—	—	—	—

Net Liabilities	$—	$2,880	$—	$2,880

10. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2011, there were approximately 2.3 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 6,620,000 at February 28, 2011. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.8 million and $3.9 million for the nine months ended February 28, 2011 and 2010, respectively. The tax benefit related to share-based compensation was $0.6 million and $0.5 million for the nine months ended February 28, 2011 and 2010, respectively. At February 28, 2011, $7.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.4 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting cost of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. No stock options were granted during the nine months ended February 28, 2011 and 2010. Transactions involving our stock options during the nine months ended February 28, 2011 and 2010 are summarized below:

	Nine Months Ended February 28, 2011		Nine Months Ended February 28, 2010
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	2,213	$16.50	2,354	$16.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(309)	$7.86	(79)	$6.45
Canceled	(11)	$30.33	(25)	$23.73
Expired	(15)	$26.56	(8)	$16.56

Shares under option, end of period	1,878	$17.76	2,242	$16.47
Exercisable at end of period	1,727	$16.65	1,785	$14.13

Options exercisable at February 28, 2011 had a weighted-average remaining contractual life of 5.1 years. For total options outstanding at February 28, 2011, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	30	$2.58	1.0
$3.22 to $6.41	83	$4.17	2.0
$6.42 to $9.62	418	$8.53	3.9
$9.63 to $12.82	174	$11.23	5.0
$12.83 to $16.03	522	$14.87	5.4
$16.04 to $32.05	651	$30.17	6.6

	1,878	$17.76	5.2

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the nine months ended February 28, 2011 and 2010 are summarized below:

	Nine Months Ended February 28, 2011		Nine Months Ended February 28, 2010
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	51	$20.84	28	$27.39
Changes during the period:
Granted	25	$20.04	30	$16.42
Vested and settled	(15)	$21.61	(7)	$27.39
Canceled	—	$—	—	$—

Performance awards, end of period	61	$20.33	51	$20.84

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest over four years. We also grant common stock to our directors. Transactions involving our stock units and director stock grants during the nine months ended February 28, 2011 and 2010 are summarized below:

	Nine Months Ended February 28, 2011		Nine Months Ended February 28, 2010
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	247	$20.53	127	$27.39
Changes during the period:
Granted	163	$18.90	157	$16.43
Vested and settled	(93)	$20.20	(31)	$27.39
Canceled	(6)	$20.62	(3)	$25.18

Stock and stock units, end of period	311	$19.77	250	$20.54

11. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment–industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest Integrity) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, hot tapping, field machining fugitive emissions control, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$78,217	$72,689	$252,913	$228,768
Canada	18,198	21,990	61,654	65,504
Europe	7,130	5,898	18,510	18,231
Other foreign countries	5,275	3,535	13,385	15,838

Total	$108,820	$104,112	$346,462	$328,341

	February 28, 2011	May 31, 2010
	(unaudited)
Total Assets
United States	$232,108	$188,280
Canada	47,347	44,015
Europe	27,983	24,142
Other foreign countries	9,524	8,552

Total	$316,962	$264,989

12. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.1 million at February 28, 2011 and May 31, 2010. Revenues from the joint venture not reflected in our consolidated revenues were $7.3 million and $6.1 million for the nine months ended February 28, 2011 and 2010, respectively.

13. INTERNAL INVESTIGATION

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

The report of the independent investigator was delivered to the Audit Committee in March 2010 and to the DOJ and SEC in May 2010. We have not been contacted by the SEC or DOJ since the May 2010 report of the independent investigator. The investigation concluded that improper payments of limited size were made to employees of foreign government owned enterprises in Trinidad, but determined that the improper payments were not made, or authorized by, employees outside the one TMS Trinidad branch. The investigation of our other foreign operations did not result in any findings of significance and management has remediated all matters identified in the investigation. Based upon the results of the investigation, we believe that the total of the improper payments to government owned enterprises over the past five years did not exceed $50,000. The total annual revenues from the impacted TMS Trinidad branch represent less than one percent of our annual consolidated revenues for all years investigated. While the DOJ and SEC have not concluded their review, our management continues to believe that any possible violations of the FCPA are limited in size and scope.

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

14. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. Dollars. This resulted in currency related losses in the third quarter of fiscal year 2010 of $2.1 million. In May 2010, the Venezuelan government took action to close the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and at February 28, 2011, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at May 31, 2010 and February 28, 2011) to translate Venezuelan assets into dollars as no other legal rate was readily available. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At February 28, 2011, our Venezuelan subsidiary had $1.1 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2010.

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

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

The following table sets forth the components of revenue and operating income from our operations for the three months ended February 28, 2011 and February 28, 2010 (in thousands):

	Three Months ended February 28, 2011	Three Months ended February 28, 2010	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$59,745	$60,021	$(276)	0%
TMS division	49,075	44,091	4,984	11%

Total revenues	108,820	104,112	4,708	5%
Gross Margin:
TCM division	16,609	16,197	412	3%
TMS division	14,128	12,322	1,806	15%

Total gross margin	30,737	28,519	2,218	8%
SG&A Expenses:
Field operations	22,578	21,674	904	4%
Corporate costs	5,038	4,782	256	5%

Total SG&A	27,616	26,456	1,160	4%
Earnings from unconsolidated affiliates	120	29	91	314%

Operating Income	$3,241	$2,092	$1,149	55%

Revenues. Our revenues for the three months ended February 28, 2011 were $108.8 million compared to $104.1 million for the three months ended February 28, 2010, an increase of $4.7 million or 5%. Increases in revenues were attributable to the acquisition of Quest Integrity and organic growth in our TMS division. Revenues for our TCM division (inclusive of Quest Integrity) for the three months ended February 28, 2011 were $59.7 million compared to $60.0 million for the three months ended February 28, 2010, a decrease of $0.3 million or less than 1%. Revenues for our TMS division for the three months ended February 28, 2011 were $49.1 million compared to $44.1 million for the three months ended February 28, 2010, an increase of $5.0 million or 11%. Team’s recent acquisition, Quest Integrity, contributed $6.6 million in revenue during the quarter. Overall, organic revenues declined 2% during the quarter due to project delays, project mix and severe weather across significant areas of the U.S. and Canada.

Gross Margin. Our gross margin for the three months ended February 28, 2011 was $30.7 million compared to $28.5 million for the three months ended February 28, 2010, an increase of $2.2 million or 8%. Gross margin as a percentage of revenue was 28% for the three months ended February 28, 2011 compared to 27% for the three months ended February 28, 2010. Gross margin improvements resulted from the realization of cost savings initiatives implemented in the prior fiscal year and increased utilization and leverage of indirect costs. Gross margin for our TCM division for the three months ended February 28, 2011 was $16.6 million compared to $16.2 million for the three months ended February 28, 2010, an increase of $0.4 million or 3%. Gross margin as a percentage of revenue for the TCM division was 28% for the three months ended February 28, 2011 period compared to 27% in the three months ended February 28, 2010. Gross margin for our TMS division was $14.1 million for the three months ended February 28, 2011 compared to $12.3 million for the three months ended February 28, 2010, an increase of $1.8 million or 15%. Gross margin as a percentage of revenue for the TMS division was 29% for the three months ended February 28, 2011 and 28% for the three months ended February 28, 2010.

Selling, General, and Administrative Expenses. Our SG&A for the three months ended February 28, 2011 was $27.6 million compared to $26.5 million for the three months ended February 28, 2010, an increase of $1.2 million or 4%. The current period includes $0.5 million of estimated intangible amortization costs associated with the Quest Integrity acquisition and incremental SG&A related to Quest Integrity operations. The prior period includes $0.5 million of legal and accounting fees related to an independent investigation. Excluding the prior year legal and accounting fees, SG&A as a percentage of revenue was 25% for both the three months ended February 28, 2011 and 2010.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of unconsolidated affiliates for the three months ended February 28, 2011 and 2010 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $1.8 million and $1.1 million, respectively.

Interest. Interest expense was $0.5 million for the three months ended February 28, 2011 compared to $0.7 million for the three months ended February 28, 2010. The reduction in interest expense is due to decreased interest rates on our floating-rate debt.

Taxes. The provision for income taxes was a benefit of $1.2 million on pretax income of $2.8 million for the three months ended February 28, 2011. The provision for income taxes was a benefit of $0.2 million on pretax loss of $0.7 million for the three months ended February 28, 2010. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the current quarter, consisting of $1.8 million associated with the prior years and $0.5 million associated with the first two quarters of the current fiscal year. Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, our effective tax rate for fiscal year 2011 is expected to be 38% versus the 40% tax rate previously reported.

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

The following table sets forth the components of revenue and operating income from our operations for the nine months ended February 28, 2011 and February 28, 2010 (in thousands):

	Nine Months ended February 28, 2011	Nine Months ended February 28, 2010	Increase/(decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$192,276	$188,648	$3,628	2%
TMS division	154,186	139,693	14,493	10%

Total revenues	346,462	328,341	18,121	6%
Gross Margin:
TCM division	57,339	54,997	2,342	4%
TMS division	48,688	42,404	6,284	15%

Total gross margin	106,027	97,401	8,626	9%
SG&A Expenses:
Field operations	68,328	66,068	2,260	3%
Corporate costs	14,641	16,820	(2,179)	(13)%

Total SG&A	82,969	82,888	81	0%
Earnings from unconsolidated affiliates	755	520	235	45%

Operating Income	$23,813	$15,033	$8,780	58%

Revenues. Our revenues for the nine months ended February 28, 2011 were $346.5 million compared to $328.3 million for the nine months ended February 28, 2010, an increase of $18.1 million or 6%. Increases in revenues were attributable to the acquisition of Quest Integrity and organic revenue growth in our TMS division. Revenues for our TCM division (inclusive of Quest Integrity) for the nine months ended February 28, 2011 were $192.3 million compared to $188.6 million for the nine months ended February 28, 2010, an increase of $3.6 million or 2%. Revenues for our TMS division for the nine months ended February 28, 2011 were $154.2 million compared to $139.7 million for the nine months ended February 28, 2010, an increase of $14.5 million or 10%. Quest Integrity provided incremental revenues of $8.2 million. Organic revenue increases are attributable to generally stronger activity levels particularly in the U.S.

Gross Margin. Our gross margin for the nine months ended February 28, 2011 was $106.0 million compared to $97.4 million for the nine months ended February 28, 2010, an increase of $8.6 million or 9%. Gross margin as a percentage of revenue was 31% for the nine months ended February 28, 2011 compared to 30% for the nine months ended February 28, 2010. Gross margin improvements resulted from the realization of cost savings initiatives implemented in the prior fiscal year and increased utilization and leverage of indirect costs. Gross margin for our TCM division for the nine months ended February 28, 2011 was $57.3 million compared to $55.0 million for the nine months ended February 28, 2010, an increase of $2.3 million or 4%. Gross margin as a percentage of revenue for the TCM division was 30% for the nine months ended February 28, 2011 period compared to 29% in the nine months ended February 28, 2010. Gross margin for our TMS division was $48.7 million for the nine months ended February 28, 2011 compared to $42.4 million for the nine months ended February 28, 2010, an increase of $6.3 million or 15%. Gross margin as a percentage of revenue for the TMS division was 32% for the nine months ended February 28, 2011 and 30% for the nine months ended February 28, 2010.

Selling, General, and Administrative Expenses. Our SG&A for the nine months ended February 28, 2011 was $83.0 million compared to $82.9 million for the nine months ended February 28, 2010, an increase of $0.1 million. The current period includes $0.6 million of transaction costs related to our recent acquisition of Quest Integrity, $0.7 million of estimated intangible amortization costs associated with Quest Integrity intangible assets and incremental SG&A related to Quest Integrity operations. The prior period includes $2.8 million of legal and accounting fees associated with an FCPA investigation. Excluding the transaction costs in the current period and the legal and accounting fees in the prior period, SG&A as a percentage of revenue was 24% for the nine months ended February 28, 2011 and 2010.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of unconsolidated affiliates for the nine months ended February 28, 2011 and 2010 accounted for using the equity method and not included in our current period results, and attributable to our TCM division, were $7.3 million and $6.1 million, respectively.

Interest. Interest expense was $1.4 million for the nine months ended February 28, 2011 compared to $2.2 million for the nine months ended February 28, 2010. The reduction in interest expense is due to decreased debt levels prior to the acquisition of Quest Integrity and decreased interest rates on our floating-rate debt.

Taxes. The provision for income taxes was $6.7 million on pretax income of $22.5 million for the nine months ended February 28, 2011. The provision for income taxes was $4.3 million on pretax income of $10.8 million for the nine months ended February 28, 2010. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the current quarter, consisting of $1.8 million associated with the prior years and $0.5 million associated with the first two quarters of the current fiscal year. Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, our effective tax rate for fiscal 2011 is expected to be 38% versus the 40% tax rate previously reported.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. At February 28, 2011 we had $22.6 million of cash on hand and approximately $75 million of available borrowing capacity through our banking syndicate. We are in frequent discussions with the banks in our banking syndicate and maintain positive relationships with each of the syndicate members. If a member of the banking syndicate were to withdraw their participation in our Credit Facility, other syndicate members have expressed interest in increasing their participation. Additionally, a substantial portion of our Credit Facility is unused. If several syndicate members withdrew and their participation in the Credit Facility was not replaced, we would still be able to renew the existing debt upon its maturity. Based upon discussions with the members of our banking syndicate, we anticipate no problem renewing the existing Credit Facility upon maturity, and doing so in its entirety.

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through February 28, 2011, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

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

Cashflows Attributable to Our Operating Activities. For the nine months ended February 28, 2011, cash provided by operating activities was $39.8 million. Positive operating cash flow was primarily attributable to net income of $15.8 million, depreciation and amortization of $10.7 million, and non-cash compensation cost of $3.8 million and a $9.3 million decrease in working capital.

Cashflows Attributable to Our Investing Activities. For the nine months ended February 28, 2011, cash used in investing activities was $48.8 million, consisting primarily of $8.1 million of capital expenditures and $41.4 million related to the acquisition of Quest Integrity. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. We anticipate capital expenditures for the fiscal year 2011 to be approximately $10-12 million.

Cashflows Attributable to Our Financing Activities. For the nine months ended February 28, 2011, cash provided by financing activities was $18.6 million consisting primarily of $19.4 million of cash provided by our Credit Facility offset by a $1.3 million treasury stock repurchase.

Effect of Exchange Rate Changes On Cash. For the nine months ended February 28, 2011, the effect of exchange rate changes on cash was a positive impact of $0.5 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy, and the positive impact is primarily due to the currency volatility between the U.S. and these economies.

Restrictions On Cash. Included in our cash and cash equivalents at February 28, 2011, is $6.3 million of cash in Europe and $1.1 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 28, 2011, the exchange rate with the Euro increased from $1.23 per Euro to $1.38 per Euro, an increase of 12%. During the same period, the exchange rate with the Canadian Dollar increased from $0.96 per Canadian Dollar to $1.03 per Canadian Dollar, an increase of 7%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation gains in other comprehensive income were $6.4 million for the nine months ended February 28, 2011.

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

At February 28, 2011, our Venezuelan subsidiary had $1.1 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar at February 28, 2010) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government ceased to legalize the parallel exchange rate system, precluding its continued use. At the end of our fourth quarter of fiscal year 2010 and still continued at February 28, 2011, we used the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar at February 28, 2011) to translate Venezuelan assets into dollars as no other legal rate was readily available. As a result, we recorded $0.3 million of currency related gains in our fourth quarter of fiscal year 2010. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.1 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2011, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of our fiscal year ending May 31, 2011.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2011, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our business financial position, results of operations or cash flows.

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

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. During the quarter ended February 28, 2011, we made no purchases under this program.

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

TEAM, INC.
(Registrant)

Date: April 8, 2011	/s/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)