Form 10-K
period 2011-05-31
TEAM INC
filed 2011-08-02
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Voting common stock (November 30, 2010)	$252,928,208

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 19,513,769 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of July 28, 2011.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2011.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2011 Proxy Statement and are incorporated herein by reference. A copy of the 2011 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

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

Narrative Description of Business

Inspection and Assessment Services.    We offer inspection and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. Our inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrate, higher end robotic and newly developed advanced technology systems. Many of the visual inspection programs we provide require specialized training to industry and regulatory standards. Inspection services are marketed to our traditional industrial customer base, and customers outside our traditional customer base, such as the aerospace and automotive industries. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs which are designed to meet or exceed industry standards.

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

Leak Repair Services.    Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment. Our on-stream repairs utilize both standard and custom-designed clamps and enclosures for piping systems. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during plant shut downs. Our leak repair services involve inspection of the leak by our field crew who records pertinent information about the faulty part of the system and transmits the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our ISO-9001 certified manufacturing centers and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.

Fugitive Emissions Control Services.    We provide fugitive volatile organic chemical (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with the U.S. Environmental Protection Agency (“EPA”) and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

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

Field Machining Services and Technical Bolting Services.    We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complimentary service to field machining during plant shut downs or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance or expansion projects. Additional services include bolt disassembly and hot bolting, which is a process to remove and replace a bolt as the process is operating.

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

Description of Segment and Divisions

We operate in only one segment—industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessments and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are provided through a network of field branch locations in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both divisions share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Acquisitions

On November 3, 2010, we purchased Quest Integrity Group, LLC (“Quest Integrity”), a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity for a total consideration paid to Quest Integrity shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our bank facility which was used to fund the cash portion of the purchase price. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest Integrity at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest”. Please see Note 2 to our consolidated audited financial statements.

Headquartered near Seattle, Washington, Quest Integrity has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest Integrity has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest Integrity has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest Integrity maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East. The results of Quest Integrity will be reflected in our TCM division.

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

Employees

At May 31, 2011, we had approximately 3,500 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good.

Regulation

A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the EPA. Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the Nuclear Regulatory Commission, Chemical Safety Board, Department of Transportation and Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.

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

Internal Investigation

During an internal management review of our TMS branch operations in Trinidad in the spring of 2009, employees informed us of allegations of improper payments made by local employees of our wholly-owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. In June 2009, the Audit Committee of our Board of Directors (the “Board”) commenced an internal investigation of our Trinidad operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In May 2010, we voluntarily disclosed information relating to the initial allegations and the findings of the independent investigation to the U.S. Department of Justice (“DOJ”) and to the Securities and Exchange Commission (the “SEC”).

In May 2010, we met with representatives of the SEC and the DOJ. In a letter to us dated July 12, 2011, the staff of the SEC informed us that it had completed its investigation and did not intend to recommend any enforcement action by the Commission or impose any fines or penalties against the Company. We have not received formal notification from the DOJ, however in July 2011, the staff of the DOJ informed us that it was likely that the staff would not recommend taking any further action or imposing any fines or penalties against the Company.

Since the commencement of the investigation in 2009, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. While our and the government’s investigations have concluded, we continue to remain committed to and focused on conducting our operations in compliance with the FCPA.

Intellectual Property

While we are the holder of various patents, trademarks, trade secrets and licenses, we have not historically considered any single intellectual property to be material to our consolidated business operations. On November 3, 2011 we purchased Quest Integrity. As a result of independent valuation, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Please see Note 2 to the audited consolidated financial statements.

Competition

In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, our broad range of services, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Acuren Group, Inc., Furmanite Corporation, Guardian Compliance, Mistras Group, Inc. and T.D. Williamson, Inc.

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

Our internet website address is www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board’s committees on our website. Our governance documents are available in print to any stockholder that makes a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

ITEM 1A.	RISK FACTORS

Past financial performance is not necessarily a reliable indicator of future performance, and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. The risk factors described below should be carefully considered in addition to other information contained or incorporated by reference herein. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected. The following risks and uncertainties should be considered in evaluating our outlook of future Company performance.

The current economic environment may affect our customers’ demand for our services.    The current economic recession has reduced the availability of liquidity and credit and, in many cases, reduced demand for our customers’ products. Continued disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

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

We currently maintain liability insurance to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a claim or loss.    We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $5 million per occurrence. This insurance may not protect us against liability for some kinds of events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our results of operations, financial position or cash flows.    We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at customer facilities, and include claims for workers’ compensation, personal injury and property damage. Legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, results of operations, financial position or cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.    A significant portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the FCPA and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

Our growth strategy entails risk for investors.    We intend to continue to pursue acquisitions in, or complementary to, the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other businesses that enhance our services or the geographic scope. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

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

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters.    At May 31, 2011, we had approximately 3,500 employees and contractors, approximately 500 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

Any one of these factors, or a combination of these factors, could materially affect our future results of operations, financial position or cash flows and whether any forward-looking statements in this Form 10-K ultimately prove to be accurate.

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

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2011, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “TISI”. The table below reflects the high and low sales prices of our common stock on the NASDAQ Global Select Market by quarter for the fiscal years ended May 31, 2011 and 2010, respectively.

	Sales Price
	High	Low
2011
Quarter Ended:
August 31, 2010	$16.26	$12.64
November 30, 2010	$21.88	$14.70
February 28, 2011	$28.71	$20.36
May 31, 2011	$28.42	$21.31
2010
Quarter Ended:
August 31, 2009	$18.25	$13.75
November 30, 2009	$19.69	$15.68
February 28, 2010	$20.75	$15.58
May 31, 2010	$18.97	$14.70

Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index, a historical Peer Group Index and the New Peer Group Index. The comparison assumes $100 was invested on May 31, 2006 in our common stock, the NASDAQ Composite Index, Historical Peer Group Index and the New Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in the Old Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company and Versar, Inc. The following companies are included in our new peer group index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

	5/06	5/07	5/08	5/09	5/10	5/11
Team, Inc.	100.00	124.61	203.75	89.98	95.64	146.26
NASDAQ Composite	100.00	121.55	118.74	83.47	106.84	135.48
Old Peer Group	100.00	194.88	195.00	93.45	90.00	126.95
New Peer Group	100.00	180.00	182.69	85.27	63.67	100.63

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 220 holders of record of our common stock as of July 28, 2011 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2011, 2010 and 2009. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2011. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2011 (amounts in thousands, except per share data):

	2011	2010	2009	2008	2007
Revenues	$508,020	$453,869	$497,559	$478,475	$318,348
Operating income	$42,475	$24,777	$41,271	$45,873	$30,337
Net income available to Team shareholders	$26,585	$12,275	$22,911	$23,623	$15,515
Net income per share
Basic	$1.38	$0.65	$1.22	$1.30	$0.88
Diluted	$1.32	$0.63	$1.16	$1.20	$0.82
Weighted-average shares outstanding
Basic	19,206	18,923	18,793	18,226	17,540
Diluted	20,083	19,510	19,725	19,676	18,866

Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Depreciation and amortization	$14,584	$12,509	$12,116	$11,285	$7,777
Share-based compensation	$4,993	$5,009	$4,761	$3,329	$1,425
Capital expenditures	$13,158	$7,711	$16,383	$25,612	$16,497

Balance Sheet data:
Total assets	$355,486	$264,989	$275,921	$280,461	$171,054
Long-term debt and other long-term liabilities	$86,299	$56,795	$82,628	$102,955	$49,260
Stockholders’ equity	$209,446	$165,192	$146,501	$120,762	$84,203
Working capital	$130,533	$107,343	$109,845	$100,470	$70,229
Non-controlling interest	$4,983	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended May 31, 2011 Compared to Year Ended May 31, 2010

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2011 and 2010 (in thousands):

	Year Ended May 31, 2011	Year Ended May 31, 2010	Increase (Decrease)
			$	%
Revenues:
TCM Division	$284,616	$259,227	$25,389	10%
TMS Division	223,404	194,642	28,762	15%

Total revenues	508,020	453,869	54,151	12%
Gross margin:
TCM Division	87,552	76,322	11,230	15%
TMS Division	69,591	59,683	9,908	17%

Total gross margin	157,143	136,005	21,138	16%
SG&A expenses:
Field operations	95,806	89,104	6,702	8%
Corporate costs	19,260	18,944	316	2%
Non-routine acquisition costs	632	—	632	100%
Severance charges	—	662	(662)	(100)%
Non-routine investigation costs	—	3,153	(3,153)	(100)%

Total SG&A	115,698	111,863	3,835	3%
Earnings from unconsolidated affiliates	1,030	635	395	62%

Operating income	$42,475	$24,777	$17,698	71%

Revenues.    Our revenues for the year ended May 31, 2011 were $508.0 million compared to $453.9 million for the year ended May 31, 2010, an increase of $54.2 million or 12%. Revenues for our TCM division (inclusive of Quest Integrity) for the year ended May 31, 2011 were $284.6 million compared to $259.2 million for the year ended May 31, 2010, an increase of $25.4 million or 10%. Team’s recent acquisition, Quest Integrity, contributed $15.8 million during the year ended May 31, 2011 (Quest Integrity was acquired on November 3, 2010). Organic revenue growth for the TCM division, excluding Quest Integrity, was $9.6 million or 4%. Revenues for our TMS division for the year ended May 31, 2011 were $223.4 million compared to $194.6 million for the year ended May 31, 2010, an increase of $28.8 million or 15%. Overall, organic revenue growth was geographically broad based as most regions benefitted from a return of previously deferred maintenance activities.

Gross Margin.    Our gross margin for the year ended May 31, 2011 was $157.1 million compared to $136.0 million for the year ended May 31, 2010, an increase of $21.1 million or 16%. Gross margin as a percentage of revenue was 31% for the year ended May 31, 2011 compared to 30% for the year ended May 31, 2010. Gross margin for our TCM division for the year ended May 31, 2011 was $87.6 million compared to $76.3 million for the year ended May 31, 2010, an increase of $11.2 million or 15%. TCM division gross margin as a percentage of revenue was 31% for the year ended May 31, 2011 and 29% for the year ended May 31, 2010. Gross margin for our TMS division was $69.6 million for the year ended May 31, 2011 compared to $59.7 million for the year ended May 31, 2010, an increase of $9.9 million or 17%. TMS division gross margin as a percentage of revenue was 31% for the year ended May 31, 2011 and 31% for the year ended May 31, 2010. Pricing pressures that negatively impact gross margin as a percentage of revenues were mitigated by demand for value-add technology solutions in our inspection business (part of the TCM division), and volume related leverage in our TMS division where most regions saw a return of previously deferred maintenance activities.

Selling, General and Administrative Expenses.    Our SG&A expenses for the year ended May 31, 2011 were $115.7 million compared to $111.9 million for the year ended May 31, 2010, an increase of $3.8 million or 3%. SG&A expenses for the current year ended May 31, 2011 include $0.6 million of non-routine acquisition costs related to our recent acquisition of Quest Integrity. SG&A expenses for the prior year ended May 31, 2010 included $0.7 million of severance charges related to staff reductions and $3.2 million of professional fees related to investigation costs (see Note 16 to our consolidated financial statements). Excluding these non-routine charges, SG&A expenses for the year ended May 31, 2011 were $115.1 million, an increase of $7.0 million or 6%. Substantially all of the increase is related to field operations and associated with support of increased revenues. SG&A expenses as a percentage of revenue, adjusted to exclude the non-routine charges, was 23% for the year ended May 31, 2011 compared to 24% for the year ended May 31, 2010.

Earnings From Unconsolidated Affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2011 and 2010 were $9.9 million and $7.5 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed cost of the joint venture, our share of the earnings from the joint venture were $1.0 million, an increase of $0.4 million or 62%.

Interest.    Interest expense was $2.2 million for the year ended May 31, 2011 compared to $2.8 million for the year ended May 31, 2010. This decrease is the result of lower interest rates applied to outstanding borrowings.

Foreign Currency (Gain) Loss.    There were no significant currency transaction gains or losses for the twelve months ended May 31, 2011. Foreign currency transaction losses were $1.6 million for the twelve months ended May 31, 2010. Currency transaction losses were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. Venezuela is accounted for as a hyperinflationary economy (see Note 17 to our consolidated financial statements).

Taxes.    The provision for income tax for fiscal year 2011 was $13.5 million on pre-tax income of $40.2 million, compared to the provision for income tax for fiscal year 2010 which was $8.2 million on pre-tax income of $20.4 million. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007-2010. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit consisting of $1.8 million associated with the prior years. Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, our effective tax rate for the fiscal year 2011 was 38% (see Note 7 to our audited consolidated financial statements).

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2010 and 2009 (in thousands):

	Year Ended May 31, 2010	Year Ended May 31, 2009	Increase (Decrease)
			$	%
Revenues:
TCM Division	$259,227	$270,420	$(11,193)	(4)%
TMS Division	194,642	227,139	(32,497)	(14)%

Total revenues	453,869	497,559	(43,690)	(9)%
Gross margin:
TCM Division	76,322	81,654	(5,332)	(7)%
TMS Division	59,683	75,405	(15,722)	(21)%

Total gross margin	136,005	157,059	(21,054)	(13)%
SG&A expenses:
Field operations	89,104	96,571	(7,467)	(8)%
Corporate costs	18,944	20,190	(1,246)	(6)%
Severance charges	662	—	662	100%
Non-routine investigation costs	3,153	—	3,153	100%

Total SG&A	111,863	116,761	(4,898)	(4)%
Earnings from unconsolidated affiliates	635	973	(338)	(35)%

Operating income	$24,777	$41,271	$(16,494)	(40)%

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

Selling, General and Administrative Expenses.    Our SG&A expenses for the year ended May 31, 2010 were $111.9 million compared to $116.8 million for the year ended May 31, 2009, a decrease of $4.9 million or 4%. SG&A expenses for the year ended May 31, 2010 include $0.7 million of severance charges related to staff reductions and $3.2 million of professional fees related to investigation costs (see Note 16 to our consolidated financial statements). Excluding these non-routine severance charges and investigation costs, SG&A expenses for the year ended May 31, 2010 were $108.0 million, a decrease of $8.7 million or 7%. SG&A expenses as a percentage of revenue, adjusted to exclude non-routine severance charges and investigation costs, were 24% for the year ended May 31, 2010 roughly comparable with 23% for the year ended May 31, 2009.

Earnings From Unconsolidated Affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008 to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2010 and 2009 were $7.5 million and $12.6 million, respectively.

Interest.    Interest expense was $2.8 million for the year ended May 31, 2010 compared to $4.9 million for the year ended May 31, 2009. This decrease is the result of lower levels of outstanding borrowings during the year and lower interest rates applied to those borrowings.

Foreign Currency (Gain) Loss.    Foreign currency transaction losses were $1.6 million for the twelve months ended May 31, 2010. Currency transaction losses were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. Venezuela is accounted for as a hyperinflationary economy (see Note 17 to our consolidated financial statements).

Taxes.    The provision for income taxes was $8.2 million on pre-tax income of $20.4 million for the year ended May 31, 2010. The provision for income taxes was $13.5 million on pre-tax income of $36.4 million for the year ended May 31, 2009. The effective tax rate for fiscal year 2010 was 40% compared to 37% for fiscal year 2009. The higher effective tax rate for fiscal year 2010 is primarily due to the recognition of employment tax credits in the prior year, lower overall pre-tax income and the mixture of state and foreign taxes to which the income is subject.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. At May 31, 2011, we had $14.1 million of cash on hand and approximately $65 million of available borrowing capacity through our banking syndicate.

Vendor Financing.    Vendor financing primarily consists of an enterprise agreement with a vendor for server and desktop volume licensing with software assurance for a term of three years. Financing for the agreement was provided by the vendor under a three year, $0.9 million non-interest bearing note (the “Software Licensing Note”) with monthly payments of $26,901. The Software Licensing Note has been discounted at 3.5%, which approximated our effective borrowing rate at the time we entered into the agreement. At May 31, 2011, the outstanding principal balance of the Software Licensing Note was $0.2 million.

Leasing Arrangements.    We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our contractual obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $27.7 million at May 31, 2011 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2012	$10,410
2013	5,818
2014	4,274
2015	2,712
2016	2,147
Thereafter	2,323

Total	$27,684

Total rent expense resulting from operating leases for the twelve months ended May 31, 2011, 2010 and 2009 was $18.8 million, $19.4 million and $19.9 million, respectively.

Bank Facility.    Our debt with our banking syndicate (our “Credit Facility”) provides us with a $145 million revolving line of credit and allows us to borrow in Euros or U.S. Dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2011) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of 0.25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2011, we were in compliance with all financial covenants of the Credit Facility. Subsequent to year end, we renewed our Credit Facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $150 million in multiple currencies, similar or less restrictive covenants than our Credit Facility and matures in July of 2016. The New Credit Facility bears interest at LIBOR plus 1.25%.

Future maturities of long-term debt, reflecting the maturities under the New Credit Facility, are as follows (in thousands):

2012	$212
2013	—
2014	—
2015	—
2016	75,868
Thereafter	—

$76,080

Our Canadian subsidiary also has a line of credit with a bank in our banking syndicate (the “Canadian Line of Credit”). The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.7 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate (3.00% at May 31, 2011) and mature in May 2012. In conjunction with the renewal of our Credit Facility subsequent to year end, the Canadian Line of Credit was repaid and eliminated under terms of the New Credit Facility.

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

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate offset translation gains or losses attributable to our investment in our European operations. At May 31, 2011, the €12.3 million borrowing had a U.S. dollar value of $17.7 million.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2011 and May 31, 2010, we were contingently liable for outstanding stand-by letters of credit totaling $8.8 million and $8.8 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

A summary of long-term debt and other contractual obligations as of May 31, 2011 and May 31, 2010 is as follows (in thousands):

	May 31,
	2011	2010
Credit Facility	$70,687	$47,636
Canadian Line of Credit	5,161	—
Vendor financing and other	232	525

	76,080	48,161
Current maturities	(212)	(313)

Long-term debt, excluding current maturities	$75,868	$47,848

Outstanding letters of credit	$8,793	$8,793

Leasing Arrangements	$27,684	$25,407

Stock Repurchase Plan.    On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. Through May 31, 2011, we repurchased a total of 89,569 shares under this program for an aggregate cost of $1.3 million, or an average price of $15.01 per share.

Restrictions On Cash.    Included in our cash and cash equivalents at May 31, 2011, is $6.8 million of cash in Europe and $1.1 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

Cash Flows Attributable to Our Operating Activities.    For year ended May 31, 2011, cash provided by operating activities was $28.5 million. Positive operating cash flow was primarily attributable to net income of $26.6 million, depreciation and amortization of $14.6 million, and non-cash compensation cost of $5.0 million offset by a $16.2 million increase in working capital.

Cash Flows Attributable to Our Investing Activities.    For the year ended May 31, 2011, cash used in investing activities was $53.9 million, consisting primarily of $13.2 million of capital expenditures and $41.4 million related to the acquisition of Quest Integrity. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash Flows Attributable to Our Financing Activities.    For the year ended May 31, 2011, cash provided by financing activities was $26.1 million consisting primarily of $25.4 million of cash provided by our Credit Facility offset by a $1.3 million treasury stock repurchase.

Effect of Exchange Rate Changes On Cash.    For the year ended May 31, 2011, the effect of exchange rate changes on cash was a positive impact of $0.8 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The positive impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

Critical Accounting Policies

The process of preparing financial statements in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition,

•	Goodwill, Intangible Assets, and Non-controlling Interest,

•	Income Taxes,

•	Workers’ Compensation, Auto, Medical and General Liability Accruals,

•	Allowance for Doubtful Accounts Receivable, and

•	Estimated Useful Lives.

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2011 and May 31, 2010, the amount of earned but unbilled revenue included in accounts receivable was $12.4 million and $8.6 million, respectively.

Goodwill, Intangible Assets and Non-controlling Interest.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

We operate in only one segment—industrial services (see Note 14 to our consolidated financial statements). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

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

The fair value derived from the income approach in our most recent test for impairment, in the aggregate, approximated our market capitalization. At May 31, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $250 million, or 117%, and the fair value of both our individual reporting units significantly exceeded their respective carrying amounts as of that date. Projected growth rates and other market inputs to our impairment test models, such as the discount rate, are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate an impairment. Although we believe the cash flow projections in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected margins included in the income approach used to value our reporting units. We periodically review our projected growth rates and other market inputs used in our impairment test models as well as changes in our business and other factors that could represent indicators of impairment. Subsequent to our May 31, 2011 annual impairment test, no such indicators of impairment were identified.

There was $89.5 million and $55.7 million of goodwill at May 31, 2011 and May 31, 2010, respectively. For the year ended May 31, 2011, the primary change in goodwill is attributable to the acquisition of Quest Integrity which added $29.9 million to goodwill, and to a lesser extent, foreign currency exchange rates and their effect on goodwill in foreign subsidiaries of both our divisions. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2011			Twelve Months Ended May 31, 2010
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$44,939	$10,800	$55,739	$44,025	$12,428	$56,453
Acquisition and purchase price adjustments	29,890	—	29,890	—	—	—
Foreign currency adjustments	2,043	1,848	3,891	914	(1,628)	(714)

Balance at end of year	$76,872	$12,648	$89,520	$44,939	$10,800	$55,739

Income Taxes.    We follow the guidance of ASC 740, Income Taxes (“ASC 740”) which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2011, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets except for certain net operating loss carry forwards acquired as part of the Quest Integrity acquisition. Our belief is based upon our track record of consistent earnings over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. As of May 31, 2011, our deferred tax assets were $10.4 million, less a valuation allowance of $0.5 million. As of May 31, 2011, our deferred tax liabilities was $16.4 million and our unrecognized tax benefits totalled $0.4 million.

Workers’ Compensation, Auto, Medical and General Liability Accruals.    In accordance with ASC 450, Contingencies (“ASC 450”) we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability claims, our self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $5 million per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for Doubtful Accounts.    In the ordinary course of business, a percentage of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that will eventually be deemed uncollectible. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable. The allowance for doubtful accounts was $4.2 million and $4.9 million at May 31, 2011 and 2010, respectively.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2011, the exchange rate with the Euro increased from $1.23 per Euro to $1.44 per Euro, an increase of 17%. During the same period, the exchange rate with the Canadian Dollar increased from $0.96 per Canadian Dollar to $1.03 per Canadian Dollar, an increase of 7%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation gains in other comprehensive income were $8.3 million for the year ended May 31, 2011.

We carry Euro-based debt to serve as a hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

At May 31, 2011, our Venezuelan subsidiary had $1.2 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government closed the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into dollars as no other legal rate was readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.1 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2011, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ending May 31, 2011.

ITEM 9B.	OTHER INFORMATION

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2011.

/S/ PHILIP J. HAWK	/S/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Principal Financial Officer and Principal Accounting Officer

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2011, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited Team, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2011, and our report dated August 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

August 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries (the Company) as of May 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

August 1, 2011

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$14,078	$12,610
Receivables, net of allowance of $4,222 and $4,934	143,120	109,368
Inventory	21,335	19,733
Deferred income taxes	3,795	2,646
Prepaid expenses and other current assets	7,946	5,988

Total Current Assets	190,274	150,345
Property, plant and equipment, net	58,567	55,229
Intangible assets, net of accumulated amortization of $3,218 and $2,010	14,819	1,498
Goodwill (see Note 1)	89,520	55,739
Other assets, net	2,189	2,081
Deferred income taxes	117	97

Total Assets	$355,486	$264,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$212	$313
Accounts payable	24,371	19,010
Other accrued liabilities	32,511	21,781
Income taxes payable	2,641	1,877
Deferred income taxes	6	21

Total Current Liabilities	59,741	43,002
Deferred income taxes	10,431	8,947
Long-term debt	75,868	47,848

Total Liabilities	146,040	99,797
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,571,138 and 18,988,250 shares issued	5,871	5,696
Non-controlling interest	4,983	—
Additional paid-in capital	77,867	69,380
Retained earnings	119,138	92,553
Accumulated other comprehensive income (loss)	2,931	(2,437)
Treasury stock at cost, 89,569 and 0 shares	(1,344)	—

Total Stockholders’ Equity	209,446	165,192

Total Liabilities and Stockholders’ Equity	$355,486	$264,989

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2011	2010	2009
Revenues	$508,020	$453,869	$497,559
Operating expenses	350,877	317,864	340,500

Gross margin	157,143	136,005	157,059
Selling, general and administrative expenses	115,698	111,863	116,761
Earnings from unconsolidated affiliates	1,030	635	973

Operating income	42,475	24,777	41,271
Interest expense, net	2,156	2,764	4,923
Foreign currency (gain) loss	147	1,580	(51)

Earnings before income taxes	40,172	20,433	36,399
Provision for income taxes (see Note 7)	13,548	8,158	13,488

Net income	26,624	12,275	22,911
Less: Income attributable to non-controlling interest	39	—	—

Net income available to Team shareholders	$26,585	$12,275	$22,911

Net income per share: Basic	$1.38	$0.65	$1.22
Net income per share: Diluted	$1.32	$0.63	$1.16

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2011	2010	2009
Net income	$26,624	$12,275	$22,911
Foreign currency translation adjustment	8,349	(967)	(9,541)
Interest rate swap	—	816	(151)
Foreign currency hedge	(2,587)	2,276	1,767
Tax provision attributable to other comprehensive income (loss)	(367)	(2,009)	2,801

Other comprehensive income	32,019	12,391	17,787
Less: Other comprehensive income attributable to non-controlling interest	66	—	—

Other comprehensive income available to Team shareholders	$31,953	$12,391	$17,787

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 1, 2008	18,580	—	$5,573	$—	$55,251	—	$57,367	$2,571	$120,762
Net income	—	—	—	—	—	—	22,911	—	22,911
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(6,119)	(6,119)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,089	1,089
Interest rate swap, net of tax	—	—	—	—	—	—	—	(94)	(94)
Non-cash compensation	—	—	—	—	4,626	—	—	—	4,626
Shares issued	4	—	1	—	134	—	—	—	135
Exercise of stock options	253	—	77	—	1,544	—	—	—	1,621
Tax benefit from exercise of stock options	—	—	—	—	1,570	—	—	—	1,570

Balance at May 31, 2009	18,837	—	5,651	—	63,125	—	80,278	(2,553)	146,501
Net income	—	—	—	—	—	—	12,275	—	12,275
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,783)	(1,783)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,395	1,395
Interest rate swap, net of tax	—	—	—	—	—	—	—	504	504
Non-cash compensation	—	—	—	—	5,009	—	—	—	5,009
Vesting of stock awards	45	—	13	—	(183)	—	—	—	(170)
Exercise of stock options	106	—	32	—	854	—	—	—	886
Tax benefit of exercise of stock options	—	—	—	—	575	—	—	—	575

Balance at May 31, 2010	18,988	—	5,696	—	69,380	—	92,553	(2,437)	165,192
Net income	—	—	—	—	—	—	26,585	—	26,585
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	6,954	6,954
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(1,586)	(1,586)
Purchase of treasury stock	—	(90)	—	(1,344)	—	—	—	—	(1,344)
Acquisition of Quest Integrity	186	—	56	—	2,579	4,917	—	—	7,552
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	66	—		66
Non-cash compensation	—	—	—	—	4,993	—	—	—	4,993
Vesting of stock awards	85	—	25	—	(458)	—	—	—	(433)
Exercise of stock options	312	—	94	—	2,138	—	—	—	2,232
Tax benefit of exercise of stock options	—	—	—	—	551	—	—	—	551
Correction of tax error (see Note 7)	—	—	—	—	(1,316)	—	—	—	(1,316)

Balance at May 31, 2011	19,571	(90)	$5,871	$(1,344)	$77,867	$4,983	$119,138	$2,931	$209,446

See notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$26,585	$12,275	$22,911
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(1,030)	(635)	(973)
Income attributable to non-controlling interest	39	—	—
Depreciation and amortization	14,584	12,509	12,116
Loss on asset disposals	437	85	—
Amortization of deferred loan costs	303	311	189
Foreign currency loss (gain)	147	1,580	(51)
Deferred income taxes	(1,405)	(782)	2,350
Non-cash compensation cost	4,993	5,009	4,761
(Increase) decrease:
Receivables	(25,048)	4,382	7,396
Inventory	(1,231)	(311)	(3,461)
Prepaid expenses and other current assets	(1,320)	1,616	(300)
Increase (decrease):
Accounts payable	3,578	4,324	(6,545)
Other accrued liabilities	8,070	35	(1,158)
Income taxes	(222)	3,399	1,727

Net cash provided by operating activities	28,480	43,797	38,962

Cash Flows From Investing Activities:
Capital expenditures	(13,158)	(7,711)	(16,383)
Business acquisitions, net of cash acquired	(41,376)	—	—
Distributions from joint venture	750	600	—
(Increase) decrease in other assets, net	(158)	(843)	1,636

Net cash used in investing activities	(53,942)	(7,954)	(14,747)

Cash Flows From Financing Activities:
Borrowings (payments) under revolving credit agreement, net	25,437	(26,250)	(13,428)
Repayments related to term and auto notes	(343)	(4,813)	(6,000)
Tax effect from share-based payment arrangements	551	575	1,570
Insurance note payments	—	(3,949)	—
Issuance of common stock from share-based payment arrangements	1,797	716	1,621
Purchase of treasury stock	(1,344)	—	—

Net cash provided by (used in) financing activities	26,098	(33,721)	(16,237)
Effect Of Exchange Rate Changes On Cash	832	(2,144)	(1,946)

Net Increase (Decrease) In Cash And Cash Equivalents	1,468	(22)	6,032
Cash And Cash Equivalents At Beginning Of Year	12,610	12,632	6,600

Cash And Cash Equivalents At End Of Year	$14,078	$12,610	$12,632

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the year for:
Interest	$2,100	$2,678	$5,336

Income taxes	$14,034	$4,666	$7,909

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

Use of Estimates.    Our accounting policies conform to GAAP. Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of goodwill, intangible assets and non-controlling interest in subsidiaries that are not wholly-owned, (3) assessing future tax exposure and realization of tax assets, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, and (6) estimating the useful lives of our assets.

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

Revenue Recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2011 and May 31, 2010, the amount of earned but unbilled revenue included in accounts receivable was $12.4 million and $8.6 million, respectively.

Goodwill, Intangible Assets, and Non-controlling Interest.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

We operate in only one segment—industrial services (see Note 14). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

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

The fair value derived from the income approach in our most recent test for impairment, in the aggregate, approximated our market capitalization. At May 31, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $250 million, or 117%, and the fair value of both our individual reporting units significantly exceeded their respective carrying amounts as of that date. Projected growth rates and other market inputs to our impairment test models, such as the discount rate, are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate an impairment. Although we believe the cash flow projections in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected margins included in the income approach used to value our reporting units. We periodically review our projected growth rates and other market inputs used in our impairment test models as well as changes in our business and other factors that could represent indicators of impairment. Subsequent to our May 31, 2011 annual impairment test, no such indicators of impairment were identified.

There was $89.5 million and $55.7 million of goodwill at May 31, 2011 and May 31, 2010, respectively. For the year ended May 31, 2011, the primary change in goodwill is attributable to the acquisition of Quest Integrity, which added $29.9 million to goodwill, and to a lesser extent, foreign currency exchange rates and their effect on goodwill in foreign subsidiaries of both our divisions. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2011			Twelve Months Ended May 31, 2010
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$44,939	$10,800	$55,739	$44,025	$12,428	$56,453
Acquisition and purchase price adjustments	29,890	—	29,890	—	—	—
Foreign currency adjustments	2,043	1,848	3,891	914	(1,628)	(714)

Balance at end of year	$76,872	$12,648	$89,520	$44,939	$10,800	$55,739

Income Taxes.    We follow the guidance of ASC 740, which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

Workers’ Compensation, Auto, Medical and General Liability Accruals.    In accordance with ASC 450, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability our self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $5 million per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $100,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

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

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended May 31,
	2011	2010	2009
Weighted-average number of basic shares outstanding	19,206	18,923	18,793
Stock options, stock units and performance awards	728	587	932
Assumed conversion of non-controlling interest	149	—	—

Total shares and dilutive securities	20,083	19,510	19,725

There were 743,000, 796,000 and 695,000 options to purchase shares of common stock outstanding during the twelve month periods ended May 31, 2011, 2010 and 2009 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency.    For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income (see Note 17).

Newly Adopted Accounting Principles

ASC 810.    In June 2009, the FASB issued an update to ASC 810, which amends the guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

ASC 105.    In June 2009, the FASB issued ASC 105. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

On November 3, 2010, we purchased Quest Integrity, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity for a total consideration paid to Quest Integrity shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our Credit Facility which was used to fund the cash portion of the purchase price, including the retirement of Quest Integrity debt. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest Integrity at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest”.

Headquartered near Seattle, Washington, Quest Integrity has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest Integrity has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest Integrity has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest Integrity maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East. The results of Quest Integrity will be reflected in our TCM division.

We obtained independent valuations of the tangible and intangible asset values of Quest Integrity, and the resulting residual goodwill. As a result of the independent valuations, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Intangible assets are amortized over their useful lives which range from 5 to 20 years. Accordingly, we have included $0.7 million of amortization expense for the year ended May 31, 2011 in our results of operations to reflect accumulated amortization of intangible assets. Information regarding the allocation of the purchase price is set forth below (in thousands):

Fair value allocation:
Bank debt assumed	$2,276
Cash paid to Quest Integrity shareholders	39,100
Restricted stock issued to Quest Integrity shareholders	2,635

Total purchase price	44,011
Fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Net assets acquired:
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	2,966
Other assets	78

Assets acquired	9,236

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$4,809

Intangible assets:
Customer relationships (6 year life)	$5,623
Non-compete agreements (5 year life)	394
Trade name (20 year life)	2,962
Technology (10 year life)	5,250
Goodwill	29,890

Intangible assets	$44,119

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	39
Other comprehensive income attributable to non-controlling interest	27

Fair value of non-controlling interest at May 31, 2011	$4,983

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2011 and 2010 is as follows (in thousands):

	May 31,
	2011	2010
Trade accounts receivable	$134,955	$105,714
Unbilled revenues	12,387	8,588
Allowance for doubtful accounts	(4,222)	(4,934)

Total	$143,120	$109,368

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2011 and 2010 (in thousands):

	Twelve Months Ended May 31,
	2011	2010
Balance at beginning of year	$4,934	$3,662
Provision for doubtful accounts	1,048	2,522
Write-off of bad debts	(1,760)	(1,250)

Balance at end of year	$4,222	$4,934

4. INVENTORY

A summary of inventory as of May 31, 2011 and 2010 is as follows (in thousands):

	May 31,
	2011	2010
Raw materials	$3,165	$2,988
Work in progress	722	528
Finished goods	17,448	16,217

Total	$21,335	$19,733

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2011 and 2010 is as follows (in thousands):

	May 31,
	2011	2010
Land	$998	$964
Buildings and leasehold improvements	9,386	8,263
Machinery and equipment	105,997	91,091
Furniture and fixtures	1,849	1,357
Computers and computer software	7,223	5,987
Automobiles	2,719	2,404
Construction in progress	8,610	8,085

Total	136,782	118,151
Accumulated depreciation and amortization	(78,215)	(62,922)

Property, plant, and equipment, net	$58,567	$55,229

At May 31, 2011, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At May 31, 2011, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the 2008 economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2011 and 2010 is as follows (in thousands):

	May 31,
	2011	2010
Payroll and other compensation expenses	$22,600	$13,521
Insurance accruals	5,394	5,253
Property, sales and other non-income related taxes	2,024	841
Auto lease rebate	15	108
Other	2,478	2,058

Total	$32,511	$21,781

7. INCOME TAXES

During the third quarter of fiscal year 2011, the Company identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the current fiscal year consisting of $1.8 million associated with the prior years and $0.5 million associated with the first two quarters of the current fiscal year.

The impact of the adjustment was determined not to be material to our results of operations, financial position or cash flows for the twelve months ended May 31, 2011, nor to any of our previously issued financial statements for prior periods. This determination involved both quantitative assessments and qualitative assessments that considered, among many things;

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

Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, the Company’s effective tax rate for fiscal year 2011 was 38%.

For the years ended May 31, 2011, 2010 and 2009, we were taxed on income from continuing operations at an effective tax rate of 38%, 40% and 37%, respectively. Our income tax provision for May 31, 2011, 2010 and 2009 was $13,548, $8,158 and $13,488 respectively, and include federal, state and foreign taxes. The components of our tax provision are as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2011:
U.S. Federal	$8,546	$(984)	$7,562
State & local	1,676	24	1,700
Foreign jurisdictions	4,872	(586)	4,286

	$15,094	$(1,546)	$13,548

	Current	Deferred	Total
Year ended May 31, 2010:
U.S. Federal	$5,120	$(514)	$4,606
State & local	875	(34)	841
Foreign jurisdictions	2,945	(234)	2,711

	$8,940	$(782)	$8,158

Year ended May 31, 2009:
U.S. Federal	$4,383	$2,226	$6,609
State & local	911	235	1,146
Foreign jurisdictions	5,844	(111)	5,733

	$11,138	$2,350	$13,488

The components of pre-tax income for the years ended May 31, 2011, 2010 and 2009 were as follows (in thousands):

	Twelve Months Ended May 31,
	2011	2010	2009
Domestic	$27,641	$12,234	$19,524
Foreign	12,531	8,199	16,875

	$40,172	$20,433	$36,399

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2011	2010	2009
Pre-tax Income	$40,172	$20,433	$36,399

Computed income taxes at statutory rate	$14,060	$7,152	$12,740
State income taxes, net of federal benefit	1,135	556	816
Foreign tax differential	(326)	(205)	(192)
Production activity deduction	(178)	(358)	(75)
Non-deductible expenses	350	305	339
Tax credits	(197)	(381)	(1,081)
Stock options	(1,682)	690	803
Other	386	399	138

Total provision for income tax	$13,548	$8,158	$13,488

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2011	2010
Deferred tax assets:
Accrued compensation & benefits	$3,705	$1,052
Receivables	721	1,090
Inventory	509	582
Vendor rebates	6	42
Stock options	4,457	2,610
Net operating loss carryforwards	519	—
Other	487	250

Deferred tax assets	10,404	5,626
Less: valuation allowance	(519)	—

Deferred tax assets, net	9,885	5,626

Deferred tax liabilities:
Property, plant and equipment	(8,470)	(6,549)
Goodwill and intangible costs	(3,649)	(2,493)
Foreign currency translation and other equity adjustments	(987)	(621)
Unremitted earnings of foreign subsidiaries	(420)	(420)
Prepaids	(1,545)	(1,512)
Other	(1,339)	(256)

Deferred tax liabilities	(16,410)	(11,851)

Net deferred tax liability	$(6,525)	$(6,225)

As of May 31, 2011, we had a valuation allowance of $0.5 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to losses acquired as part of the Quest Integrity acquisition. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At May 31, 2011, undistributed earnings of foreign operations totaling $8.7 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”) on June 1, 2007. The adoption of ASC 740-10 did not have a material impact on our consolidated financial condition, results of operations or cash flows. At May 31, 2011, we have established liabilities for tax uncertainties of $0.4 million, inclusive of interest. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10 our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2006. While we believe there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, the income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with ASC 740-10 (in thousands):

Balance at June 1, 2010	$321
Additions based on tax positions related to the current year	112
Additions based on tax positions related to prior years	—
Reductions resulting from a lapse of the applicable statute of limitations	(12)

Balance at May 31, 2011	$421

We believe that in the next 12 months it is reasonably possible $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our debt with our Credit Facility provides us with a $145 million revolving line of credit and allows us to borrow in Euros or U.S. Dollars. Our Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.25% at May 31, 2011) and the margin is set based on our financial covenants as set forth in the Credit Facility. The Credit Facility matures in May 2012 and is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and has commitment fees of 0.25% that are applied to unused borrowing capacity. It also contains financial covenants and restrictions on the creation of liens on assets, the sale of subsidiaries and the incurrence of certain liabilities. At May 31, 2011, we were in compliance with all covenants of the Credit Facility. Subsequent to year end, we renewed our Credit Facility. The New Credit Facility has borrowing capacity of up to $150 million in multiple currencies, similar or less restrictive covenants than our Credit Facility and matures in July of 2016. The New Credit Facility bears interest at LIBOR plus 1.25%.

Our Canadian subsidiary also has a line of credit with a bank in our banking syndicate. The Canadian Line of Credit allows our subsidiary to borrow up to $7.5 million Canadian (approximately $7.7 million U.S.). We have provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contains cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit are used for working capital and other general needs of our Canadian operations, bear interest at the prime interest rate (3.00% at May 31, 2011) and mature in May 2012. In conjunction with the renewal of our Credit Facility subsequent to year end, the Canadian Line of Credit was repaid and eliminated under terms of the New Credit Facility.

A summary of long-term debt as of May 31, 2011 and May 31, 2010 is as follows (in thousands):

	May 31,
	2011	2010
Revolving loan portion of the Credit Facility	$70,687	$47,636
Canadian Line of Credit	5,161	—
Vendor financing and other	232	525

	76,080	48,161
Current maturities	(212)	(313)

Long-term debt, excluding current maturities	$75,868	$47,848

Future maturities of long-term debt, reflecting the New Credit Facility are as follows (in thousands):

2012	$212
2013	—
2014	—
2015	—
2016	75,868
Thereafter	—

$76,080

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counterparty will not fulfill the terms of the contract. We considered counterparty credit risk to our derivative contracts when valuing our derivative instruments.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2011 and 2010, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2011	2010	2011	2010
Economic hedge	$(2,587)	$2,276	$—	$—
Interest rate swap	—	(49)	—	(865)

	$(2,587)	$2,227	$—	$(865)

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At May 31, 2011, the €12.3 million borrowing had a U.S. dollar value of $17.7 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	May 31, 2011			May 31, 2010
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$293	Liability	Long-term debt	$2,880
Interest rate swap	Liability	Other liabilities	—	Liability	Other liabilities	—

Total Derivatives			$293			$2,880

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $8.8 million at May 31, 2011 and 2010. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

We enter into operating leases to rent facilities and obtain equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $27.7 million at May 31, 2011 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2012	$10,410
2013	5,818
2014	4,274
2015	2,712
2016	2,147
Thereafter	2,323

Total	$27,684

Total rent expense resulting from operating leases for the twelve months ended May 31, 2011, 2010 and 2009 was $18.8 million, $19.4 million and $19.9 million, respectively.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2011 and May 31, 2010, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$293	$—	$293
Interest rate swap	—	—	—	—

Net Liabilities	$—	$293	$—	$293

	May 31, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,880	$—	$2,880
Interest rate swap	—	—	—	—

Net Liabilities	$—	$2,880	$—	$2,880

10. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2011, there were approximately 2.2 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 6,620,000 at May 31, 2011. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $5.0 million, $5.0 million and $4.7 million for the years ended May 31, 2011, 2010 and 2009, respectively. The tax benefit related to share-based compensation was $0.6 million, $0.6 million and $1.6 million for the years ended May 31, 2011, 2010 and 2009, respectively. At May 31, 2011, $6.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.4 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options totaled $2.4 million, $3.2 million and $4.0 million in 2011, 2010 and 2009. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2011, 2010 and 2009 are summarized below:

	Year Ended May 31, 2011		Year Ended May 31, 2010		Year Ended May 31, 2009
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	2,213	$16.50	2,354	$16.24	2,627	$15.37
Changes during the year:
Granted	—	$—	—	$—	—	$—
Exercised	(329)	$8.08	(107)	$8.35	(253)	$6.41
Canceled	(13)	$30.33	(30)	$23.56	(20)	$26.96
Expired	(15)	$26.56	(4)	$16.56	—	$—

Shares under option, end of year	1,856	$17.81	2,213	$16.50	2,354	$16.24
Exercisable at end of year	1,711	$16.75	1,807	$14.22	1,505	$12.19

Options exercisable at May 31, 2011 had a weighted-average remaining contractual life of 4.8 years. For total options outstanding at May 31, 2011, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
	(in thousands)
$0.00 to $3.21	30	$2.58	0.3
$3.22 to $6.41	83	$4.17	1.7
$6.42 to $9.62	408	$8.53	3.7
$9.63 to $12.82	169	$11.18	4.7
$12.83 to $16.03	516	$14.86	5.1
$16.04 to $32.05	650	$30.17	6.3

	1,856	$17.81	5.0

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the year ended May 31, 2011 and 2010 are summarized below:

	Year Ended May 31, 2011		Year Ended May 31, 2010
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	51	$20.84	28	$27.39
Changes during the year:
Granted	25	$20.04	30	$16.42
Vested and settled	(15)	$21.61	(7)	$27.39
Canceled	—	$—	—	$—

Performance Awards, end of year	61	$20.33	51	$20.84

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same resting period. We also grant common stock to our directors which typically vest immediately. Transactions involving our stock units and director stock grants during the year ended May 31, 2011 and 2010 are summarized below:

	Year Ended May 31, 2011		Year Ended May 31, 2010
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	247	$20.53	127	$27.39
Changes during the year:
Granted	167	$18.99	170	$16.55
Vested and settled	(93)	$20.20	(45)	$24.56
Canceled	(11)	$20.50	(5)	$23.76

Stock and stock units, end of year	310	$19.80	247	$20.53

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

12. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2011, 2010 and 2009, were approximately $1.7 million, $1.8 million and $2.6 million, respectively, and are included in selling, general and administrative expenses.

13. LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2011, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our business financial position, results of operations or cash flows.

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

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2011, 2010 and 2009 (in thousands):

	Total Revenues	Total Assets
FY 2011
United States	$361,996	$243,046
Canada	99,888	64,023
Europe	28,059	31,469
Other foreign countries	18,077	16,948

	$508,020	$355,486

FY 2010
United States	$323,036	$188,280
Canada	91,482	44,015
Europe	23,218	24,142
Other foreign countries	16,133	8,552

	$453,869	$264,989

FY 2009
United States	$350,001	$180,889
Canada	112,930	62,678
Europe	23,443	25,353
Other foreign countries	11,185	7,001

	$497,559	$275,921

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.4 million at May 31, 2011 and $1.1 million at May 31, 2010. Revenues from the joint venture not reflected in our consolidated revenues were $9.9 million and $7.5 million as of May 31, 2011 and 2010, respectively.

16. INTERNAL INVESTIGATION

During an internal management review of our TMS branch operations in Trinidad in the spring of 2009, employees informed us of allegations of improper payments made by local employees of our wholly-owned Trinidad subsidiary to employees of certain customers, including foreign government owned enterprises. In June 2009, the Audit Committee of our Board of Directors commenced an internal investigation of our Trinidad operations, focusing on the legality, under the FCPA and other laws. In May 2010, we voluntarily disclosed information relating to the initial allegations and the findings of the independent investigation to the DOJ and to the SEC.

In a letter to us dated July 12, 2011, the staff of the SEC informed us that it had completed its investigation and did not intend to recommend any enforcement action by the Commission or impose any fines or penalties against the Company. We have not received formal notification from the DOJ, however, in July, 2011, the staff of the DOJ informed us that it was likely that the staff would not recommend taking any further action or imposing any fines or penalties against the Company.

Since the commencement of the investigation in 2009, we have expended an aggregate of approximately $3.2 million on legal and other professional services related to this investigation. While our and the government’s investigations have concluded, we continue to remain committed to and focused on conducting our operations in compliance with the FCPA.

17. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. Dollars. This resulted in currency related losses in the third quarter of fiscal year 2010 of $2.1 million. In May 2010, the Venezuelan government took action to close the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into dollars as no other legal rate was readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses in 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At May 31, 2011, our Venezuelan subsidiary had $1.2 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.1 million.

18. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of selected unaudited quarterly financial data for the years ended May 31, 2011 and 2010 (in thousands, except per share data):

	Year Ended May 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$104,511	$133,131	$108,820	$161,558	$508,020
Operating income	$6,741	$13,831	$3,241	$18,662	$42,475
Net income available to Team shareholders	$3,806	$8,061	$3,897	$10,821	$26,585
Net income per share: Basic	$0.20	$0.42	$0.20	$0.55	$1.38
Net income per share: Diluted	$0.20	$0.41	$0.19	$0.53	$1.32

	Year Ended May 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$100,937	$123,292	$104,112	$125,528	$453,869
Operating income	$2,664	$10,277	$2,092	$9,744	$24,777
Net income (loss)	$1,125	$5,841	$(427)	$5,736	$12,275
Net income (loss) per share: Basic	$0.06	$0.31	$(0.02)	$0.30	$0.65
Net income (loss) per share: Diluted	$0.06	$0.30	$(0.02)	$0.29	$0.63

3. Exhibits

Exhibit Number
3.1	Second Restated Articles of Incorporation of the Company, as amended through August 31, 1999, (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended May 31, 1999).

3.2	Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-2, File No. 33-31663).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. Salary Deferral Plan (filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-8, File No. 333-74062).

10.2†	Team, Inc. Restated Non-Employee Directors’ Stock Option Plan as amended and restated August 1, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Standard Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated November 2, 1998 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

10.4†	First Amendment to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc. dated October 1, 2001 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.5†	Second Amendment dated July 11, 2002 to Price Vested Restricted Stock Option Award Agreement by and between Philip J. Hawk and Team, Inc (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002).

10.6†	1998 Incentive Stock Option Plan dated January 29, 1998 as amended through June 24, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and among Team, Inc., Team Industrial Services, Inc. (“Team Industrial”), Thermal Solutions, Inc. (“TSI”), the TSI shareholders named therein and Michael J. Urban as the shareholder representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.8	Escrow Agreement dated April 15, 2004 by and among Team, Inc., Team Industrial, TSI, the TSI shareholders named therein, Michael J. Urban as the shareholder representative and Compass Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2004).

10.9	Asset Purchase Agreement dated July 16, 2004 by and among International Industrial Services, Inc., Cooperheat-MQS, Inc., Team Acquisition Corp. and Team, Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed, dated July 16, 2004, filed July 20, 2004).

10.11†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.12†	Consulting Agreement between Team, Inc. and Emmett J. Lescroart dated July 30, 2004 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.13†	Restricted Stock Award Agreement by and between Kenneth M. Tholan and Team, Inc. dated September 23, 2004. (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

Exhibit Number
10.14†	Employment Agreement by and between Philip J. Hawk and Team, Inc. dated January 31, 2005. (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.16	Stock Purchase Agreement by and among Climax Technologies, Inc., Team Investment, Inc., Team, Inc. and Climax Portable Machine Tools, Inc. dated November 30, 2005 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 6, 2005).

10.19†	Cancellation Agreement Philip J. Hawk Employment Agreement with Team, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007).

10.20†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.21†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.22†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.23	Share Purchase Agreement dated May 13, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

10.24	Amended and Restated Credit Agreement dated as of May 31, 2007 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

10.25	First Amendment to Amended and Restated Credit Agreement dated January 29, 2008 among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.26	Commitment Increase Agreement dated June 13, 2008 to the Amended and Restated Credit Agreement among Team, Inc. as the Borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.27	Second Amendment to Amended and Restated Credit Agreement dated July 16, 2010 among Team, Inc. as the borrower, Bank of America, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2010).

10.28	Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.29	Form of Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc. and each of the other members of Quest Integrity Group, LLC listed on Exhibit A to the Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.30	Form of Put-Call Option Agreement dated November 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

Exhibit Number

10.31	Guaranty, dated as of November 2, 2010, made by KG Holding, LLC for the benefit of Team, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.32	Guaranty, dated as of November 2, 2010, made by Milton J. Altenberg for the benefit of Team, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.33	Guaranty, dated as of November 2, 2010, made by Jeffrey L. Ott for the benefit of Team, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.34	Second Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders Party thereto.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 1, 2011.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chairman, Chief Executive Officer and Director	August 1, 2011

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 1, 2011

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 1, 2011

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 1, 2011

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	August 1, 2011

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 1, 2011

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 1, 2011

/S/ TED W. OWEN (Ted W. Owen)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 1, 2011