Form 10-Q
period 2011-08-31
TEAM INC
filed 2011-10-07
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

(281) 331-6154

Registrant’s telephone number, including area code

None

(Former Name, Former Address and Former Fiscal Year, if changed Since Last Report)

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

On September 30, 2011 there were 19,608,276 shares of the Registrant’s common stock, par value $0.30, including 89,569 shares of treasury stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2011	May 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,324	$14,078
Receivables, net of allowance of $4,532 and $4,222	128,168	143,120
Inventory	22,209	21,335
Deferred income taxes	1,828	3,795
Prepaid expenses and other current assets	7,674	7,946

Total Current Assets	181,203	190,274
Property, plant and equipment, net	59,996	58,567
Intangible assets, net of accumulated amortization of $3,703 and $3,218	14,300	14,819
Goodwill	89,554	89,520
Other assets, net	3,271	2,189
Deferred income taxes	214	117

Total Assets	$348,538	$355,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$133	$212
Accounts payable	16,214	24,371
Other accrued liabilities	27,450	32,511
Income taxes payable	3,024	2,641
Deferred income taxes	73	6

Total Current Liabilities	46,894	59,741
Deferred income taxes	10,890	10,431
Long-term debt	72,699	75,868

Total Liabilities	130,483	146,040

Commitments And Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,608,276 and 19,571,138 shares issued	5,881	5,871
Non-controlling interest	5,007	4,983
Additional paid-in capital	79,386	77,867
Retained earnings	125,932	119,138
Accumulated other comprehensive income	3,193	2,931
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Stockholders’ Equity	218,055	209,446

Total Liabilities And Stockholders’ Equity	$348,538	$355,486

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2011	2010
Revenues	$141,093	$104,511
Operating expenses	96,646	72,965

Gross margin	44,447	31,546
Selling, general and administrative expenses	33,134	25,113
Earnings from unconsolidated affiliates	442	308

Operating income	11,755	6,741
Interest expense, net	583	439
Foreign currency loss (gain)	271	(41)

Earnings before income taxes	10,901	6,343
Provision for income taxes	4,088	2,537

Net income	6,813	3,806
Less: Income attributable to non-controlling interest	19	—

Net income available to Team shareholders	$6,794	$3,806

Net income per share: Basic	$0.35	$0.20
Net income per share: Diluted	$0.33	$0.20

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2011	2010
Net income	$6,794	$3,806
Foreign currency translation adjustment	278	(23)
Foreign currency hedge	(34)	(526)
Tax provision attributable to other comprehensive income	23	(63)

Other comprehensive income	7,061	3,194
Less: Other comprehensive income attributable to non-controlling interest	5	—

Other comprehensive income available to Team shareholders	$7,056	$3,194

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$6,794	$3,806
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(442)	(308)
Income attributable to non-controlling interest	19	—
Depreciation and amortization	4,139	3,122
Amortization of deferred loan costs	75	78
Foreign currency loss (gain)	271	(41)
Deferred income taxes	2,451	133
Non-cash compensation cost	1,165	1,146
(Increase) decrease:
Receivables	14,715	16,318
Inventory	(882)	121
Prepaid expenses and other current assets	301	(2)
Increase (decrease):
Accounts payable	(8,132)	(7,146)
Other accrued liabilities	(5,050)	765
Income taxes	345	49

Net cash provided by operating activities	15,769	18,041

Cash Flows From Investing Activities:
Capital expenditures	(5,270)	(2,295)
Proceeds from sale of assets	163	—
Increase in other assets, net	(643)	—

Net cash used in investing activities	(5,750)	(2,295)

Cash Flows From Financing Activities:
Payments under revolving credit agreement, net	(3,052)	(10,000)
Payments related to term and auto notes	(90)	(77)
Tax effect from share-based payment arrangements	233	3
Issuance of common stock from share-based payment arrangements	131	5
Purchase of treasury stock	—	(1,344)

Net cash used in financing activities	(2,778)	(11,413)
Effect Of Exchange Rate Changes On Cash	5	144

Net Increase In Cash And Cash Equivalents	7,246	4,477
Cash And Cash Equivalents At Beginning Of Period	14,078	12,610

Cash And Cash Equivalents At End Of Period	$21,324	$17,087

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

Basis for Presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2011 is derived from the May 31, 2011 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2011.

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

Use of Estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of tangible and intangible assets and subsequent assessments for possible impairment, (3) the fair value of the non-controlling interest in subsidiaries that are not wholly-owned, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, (6) estimating the useful lives of our assets and (7) assessing future tax exposure and the realization of tax assets.

Income Taxes. We follow the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

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

We operate in only one segment—industrial services (see Note 10). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years, the fair values of reporting units in fiscal years 2011 and 2010 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximates both our weighted-average cost of capital and reflects current market conditions.

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

There was $89.6 million and $89.5 million of goodwill at August 31, 2011 and May 31, 2011, respectively. A summary of goodwill is as follows (in thousands):

	Three Months Ended August 31, 2011
	TCM Division	TMS Division	Total
Balance at beginning of period	$76,872	$12,648	$89,520
Acquisition and purchase price adjustments	—	—	—
Foreign currency adjustments	9	25	34

Balance at end of period	$76,881	$12,673	$89,554

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

Workers’ Compensation, Auto, Medical and General Liability Accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation and automobile liability our self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $5 million per occurrence. Our historical claims occurring before June 1, 2009 had a lower self-insured retention, typically $250,000. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2011 and May 31, 2011, the amount of earned but unbilled revenue included in accounts receivable was $13.7 million and $12.4 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three months ended August 31, 2011 and 2010, are as follows (in thousands):

	Three Months Ended August 31,
	2011	2010
Weighted-average number of basic shares outstanding	19,508	18,971
Stock options, stock units and performance awards	745	455
Assumed conversion of non-controlling interest	237	—

Total shares and dilutive securities	20,490	19,426

There were 1,540,000 and 1,240,000 options to purchase shares of common stock outstanding during the three month periods ended August 31, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income (see Note 12).

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

ASC 105. In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

On November 3, 2010, we purchased Quest Integrity Group, LLC (“Quest”), a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest for a total consideration paid to Quest shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our banking credit facility (our “Credit Facility”) which was used to fund the cash portion of the purchase price, including the retirement of Quest debt. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Headquartered near Seattle, Washington, Quest has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East. The results of Quest will be reflected in our TCM division.

We obtained independent valuations of the tangible and intangible asset values of Quest, and the resulting residual goodwill. As a result of the independent valuations, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Intangible assets are amortized over their useful lives which range from 5 to 20 years. Accordingly, we have included $0.4 million of amortization expense for the three months ended August 31, 2011 in our results of operations to reflect accumulated amortization of intangible assets. Information regarding the allocation of the purchase price is set forth below (in thousands):

Fair value allocation:
Bank debt assumed	$2,276
Cash paid to Quest shareholders	39,100
Restricted stock issued to Quest shareholders	2,635

Total purchase price	44,011
Fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Net assets acquired:
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	2,966
Other assets	78

Assets acquired	9,236

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$4,809

Intangible assets:
Customer relationships (6 year life)	$5,623
Non-compete agreements (5 year life)	394
Trade name (20 year life)	2,962
Technology (10 year life)	5,250
Goodwill	29,890

Intangible assets	$44,119

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	58
Other comprehensive income attributable to non-controlling interest	32

Fair value of non-controlling interest at August 31, 2011	$5,007

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2011 and May 31, 2011 is as follows (in thousands):

	August 31, 2011	May 31, 2011
	(unaudited)
Trade accounts receivable	$119,037	$134,955
Unbilled revenues	13,663	12,387
Allowance for doubtful accounts	(4,532)	(4,222)

Total	$128,168	$143,120

4. INVENTORY

A summary of inventory as of August 31, 2011 and May 31, 2011 is as follows (in thousands):

	August 31, 2011	May 31, 2011
	(unaudited)
Raw materials	$3,190	$3,165
Work in progress	650	722
Finished goods	18,369	17,448

Total	$22,209	$21,335

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2011 and May 31, 2011 is as follows (in thousands):

	August 31, 2011	May 31, 2011
	(unaudited)
Land	$6,022	$6,026
Buildings and leasehold improvements	9,386	9,386
Machinery and equipment	109,412	105,997
Furniture and fixtures	1,854	1,849
Computers and computer software	7,509	7,223
Automobiles	2,682	2,719
Construction in progress	4,493	3,582

Total	141,358	136,782
Accumulated depreciation and amortization	(81,362)	(78,215)

Property, plant and equipment, net	$59,996	$58,567

At August 31, 2011, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At August 31, 2011, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the 2008 economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2011 and May 31, 2011 is as follows (in thousands):

	August 31, 2011	May 31, 2011
	(unaudited)
Payroll and other compensation expenses	$17,242	$22,600
Insurance accruals	4,857	5,394
Property, sales and other non-income related taxes	1,742	2,024
Auto lease rebate	10	15
Other	3,599	2,478

Total	$27,450	$32,511

7. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2011) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At August 31, 2011, we were in compliance with all covenants of the Credit Facility.

A summary of long-term debt as of August 31, 2011 and May 31, 2011 is as follows (in thousands):

	August 31, 2011	May 31, 2011
	(unaudited)
Revolving loan portion of the Credit Facility	$72,691	$75,848
Vendor Financing and other	141	232

	72,832	76,080
Current maturities	(133)	(212)

Long-term debt, excluding current maturities	$72,699	$75,868

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2011 and 2010, are as follows (in thousands):

	Loss Recognized in Other Comprehensive Income		Loss Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Economic hedge	$(34)	$(526)	$—	$—

	$(34)	$(526)	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At August 31, 2011, the €12.3 million borrowing had a U.S. Dollar value of $17.7 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2011			May 31, 2011
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$259	Liability	Long-term debt	$293

Total Derivatives			$259			$293

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.5 million at August 31, 2011 and $8.8 million at May 31, 2011. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Euro denominated long-term debt	$—	$259	$—	$259

Net Liabilities	$—	$259	$—	$259

9. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2011, there were approximately 2.2 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 6,620,000 at August 31, 2011. At our annual shareholders’ meeting held in September 2011, our shareholders approved an increase to 7,020,000 for the total number of shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.2 million, and $1.1 million for the three months ended August 31, 2011 and 2010, respectively. The tax benefit related to share-based compensation was $0.2 million and $0.0 million for the three months ended August 31, 2011 and 2010 , respectively. At August 31, 2011, $5.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.3 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options totaled $0.5 million for the three months ended August 31, 2011, and $0.7 million for the three months ended August 31, 2010. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended August 31, 2011 and 2010 are summarized below:

	Three Months Ended August 31, 2011		Three Months Ended August 31, 2010
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,856	$17.81	2,213	$16.50
Changes during the period:
Granted	—	$—	—	$—
Exercised	(37)	$3.52	(1)	$4.50
Cancelled	(4)	$30.33	(10)	$30.33
Expired	—	$—	—	$—

Shares under option, end of period	1,815	$18.08	2,202	$16.44
Exercisable at end of period	1,670	$17.01	1,817	$14.22

Options exercisable at August 31, 2011 had a weighted-average remaining contractual life of 4.7 years. For total options outstanding at August 31, 2011, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$0.00 to $3.21	—	$—	—
$3.22 to $6.41	80	$4.16	1.5
$6.42 to $9.62	405	$8.54	3.4
$9.63 to $12.82	169	$11.19	4.4
$12.83 to $16.03	515	$14.86	4.9
$16.04 to $32.05	646	$30.17	6.1

	1,815	$18.08	4.8

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the three months ended August 31, 2011 and 2010 are summarized below:

	Three Months Ended August 31, 2011		Three Months Ended August 31, 2010
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	61	$20.33	51	$20.84
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Performance awards, end of period	61	$20.33	51	$20.84

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Transactions involving our stock units and director stock grants during the three months ended August 31, 2011 and 2010 are summarized below:

	Three Months Ended August 31, 2011		Three Months Ended August 31, 2010
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$19.80	247	$20.53
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	(4)	$21.61

Stock and stock units, end of period	310	$19.80	243	$20.51

10. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment–the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
	(unaudited)	(unaudited)
Revenues
United States	$92,316	$78,364
Canada	33,875	19,148
Europe	7,550	4,813
Other foreign countries	7,352	2,186

Total	$141,093	$104,511

	August 31, 2011	May 31, 2011
	(unaudited)
Total Assets
United States	$237,283	$243,046
Canada	60,468	64,023
Europe	31,352	31,469
Other foreign countries	19,435	16,948

Total	$348,538	$355,486

11. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.8 million at August 31, 2011 and $1.4 million at May 31, 2011. Revenues from the joint venture not reflected in our consolidated revenues were $3.9 million and $2.6 million for the three months ended August 31, 2011 and 2010, respectively.

12. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. Dollars. This resulted in currency related losses in the third quarter of fiscal year 2010 of $2.1 million. In May 2010, the Venezuelan government took action to close the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into dollars as no other legal rate was readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses for the three months ended August 31, 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At August 31, 2011, our Venezuelan subsidiary had $1.9 million of net assets, consisting primarily of Bolivar denominated receivables and cash equal to $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2011.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2011.

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

We operate in only one segment–industrial services. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers.

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Revenues. Our revenues for the three months ended August 31, 2011 were $141.1 million compared to $104.5 million for the three months ended August 31, 2010, an increase of $36.6 million or 35%. Revenues for our TCM division (inclusive of Quest) for the three months ended August 31, 2011 were $77.0 million compared to $59.4 million for the three months ended August 31, 2010, an increase of $17.6 million or 30%. Team’s recent acquisition, Quest, contributed $7.4 million during the three months ended August 31, 2011 (Quest was acquired on November 3, 2010). Organic revenue growth for the TCM division, excluding Quest, was $10.2 million or 17%. Revenues for our TMS division for the three months ended August 31, 2011 were $64.1 million compared to $45.1 million for the three months ended August 31, 2010, an increase of $19.0 million or 42%. Overall, organic revenue growth was geographically broad based as most regions benefited from new repair and upgrade projects and a return of previously deferred maintenance activities.

Gross Margin. Our gross margin for the three months ended August 31, 2011 was $44.4 million compared to $31.5 million for the three months ended August 31, 2010, an increase of $12.9 million or 41%. Gross margin as a percentage of revenue was 32% for the three months ended August 31, 2011 compared to 30% for the three months ended August 31, 2010. Pricing pressures that negatively impact gross margin as a percentage of revenues were mitigated by demand for value-add technology solutions in our inspection business (part of the TCM division), and volume related leverage in our TMS division where most regions saw a return of previously deferred maintenance activities.

Selling, General and Administrative Expenses. Our SG&A expenses for the three months ended August 31, 2011 were $33.1 million compared to $25.1 million for the three months ended August 31, 2010, an increase of $8.0 million or 32%. The increase in SG&A primarily is related to compensation and insurance related costs supporting organic revenue growth and the addition of Quest. SG&A expenses as a percentage of revenue, was 23% for the three months ended August 31, 2011 compared to 24% for the three months ended August 31, 2010.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended August 31, 2011 and 2010 were $3.9 million and $2.6 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed cost of the joint venture, our share of the earnings from the joint venture were $0.4 million, an increase of $0.1 million or 44%.

Interest. Interest expense was $0.6 million for the three months ended August 31, 2011 compared to $0.4 million for the three months ended August 31, 2010. This increase is the result of higher interest rates applied to increased outstanding borrowings.

Foreign Currency Loss (Gain). There were $0.3 million currency transaction losses for the three months ended August 31, 2011 primarily related to fluctuations between the Canadian and U.S. Dollar. Foreign currency transaction gains were $41 thousand for the three months ended August 31, 2010.

Taxes. The provision for income tax was $4.1 million on pre-tax income of $10.9 million for the three months ended August 31, 2011 compared to the provision for income tax which was $2.5 million on pre-tax income of $6.3 million for the three months ended August 31, 2010.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2011) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At August 31, 2011, we were in compliance with all covenants of the Credit Facility. At August 31, 2011, we had $21.3 million of cash on hand and approximately $64 million of available borrowing capacity through our Credit Facility.

Cash Flows Attributable to Our Operating Activities. For the three months ended August 31, 2011, cash provided by operating activities was $15.8 million. Positive operating cash flow was primarily attributable to net income of $6.8 million, depreciation and amortization of $4.1 million, and non-cash compensation cost of $1.2 million offset by a $1.3 million increase in working capital.

Cash Flows Attributable to Our Investing Activities. For the three months ended August 31, 2011, cash used in investing activities was $5.8 million, consisting primarily of $5.3 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash Flows Attributable to Our Financing Activities. For the three months ended August 31, 2011, cash used by financing activities was $2.8 million consisting primarily of $3.1 million of payments related to our Credit Facility.

Effect of Exchange Rate Changes On Cash. For the three months ended August 31, 2011, there was no effect of exchange rate changes on cash. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The lack of significant impact in the current year is primarily attributable to minimal changes in U.S. Dollar exchange rates with Canada and Europe.

Restrictions On Cash. Included in our cash and cash equivalents at August 31, 2011, is $7.6 million of cash in Europe and $0.8 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences of approximately $0.7 million. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2011, the exchange rate with the Euro remained constant at $1.44 per Euro. During the same period, the exchange rate with the Canadian Dollar increased from $1.03 per Canadian Dollar to $1.02 per Canadian Dollar, an increase of 1%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation gains in other comprehensive income were $0.3 million for the three months ended August 31, 2011.

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

At August 31, 2011, our Venezuelan subsidiary had $1.9 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government closed the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.2 million.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2011, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of our fiscal year ending May 31, 2012.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2011, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2011 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. During the quarter ended August 31, 2011, we made no purchases under this program.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

**101.INS—	XBRL Instance Document.

**101.SCH—	XBRL Taxonomy Schema Document.

**101.CAL—	XBRL Calculation Linkbase Document.

**101.LAB—	XBRL Label Linkbase Document.

**101.PRE—	XBRL Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)

Date: October 7, 2011	/s/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)