Form 10-Q
period 2011-11-30
TEAM INC
filed 2012-01-06
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 001-08604

TEAM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Hermann Drive, Alvin, Texas	77511
(Address of Principal Executive Offices)	(Zip Code)

(281) 331-6154

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant had 19,775,093 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of December 30, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2011	May 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,748	$14,078
Receivables, net of allowance of $4,719 and $4,222	145,434	143,120
Inventory	22,459	21,335
Deferred income taxes	3,543	3,795
Prepaid expenses and other current assets	6,272	7,946

Total Current Assets	196,456	190,274
Property, plant and equipment, net	61,088	58,567
Intangible assets, net of accumulated amortization of $4,144 and $3,218	15,863	14,819
Goodwill	86,752	89,520
Other assets, net	3,618	2,189
Deferred income taxes	149	117

Total Assets	$363,926	$355,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$54	$212
Accounts payable	17,944	24,371
Other accrued liabilities	33,554	32,511
Income taxes payable	1,963	2,641
Deferred income taxes	24	6

Total Current Liabilities	53,539	59,741
Deferred income taxes	11,386	10,431
Long-term debt	73,566	75,868

Total Liabilities	138,491	146,040

Commitments And Contingencies

Stockholders’ Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,765,558 and 19,571,138 shares issued	5,929	5,871
Non-controlling interest	5,014	4,983
Additional paid-in capital	80,851	77,867
Retained earnings	136,274	119,138
Accumulated other comprehensive (loss) income	(1,289)	2,931
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Stockholders’ Equity	225,435	209,446

Total Liabilities And Stockholders’ Equity	$363,926	$355,486

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Revenues	$158,273	$133,131	$299,366	$237,642
Operating expenses	107,827	89,387	204,473	162,352

Gross margin	50,446	43,744	94,893	75,290
Selling, general and administrative expenses	33,772	30,240	66,906	55,353
Earnings from unconsolidated affiliates	406	327	848	635

Operating income	17,080	13,831	28,835	20,572
Interest expense, net	567	407	1,150	846
Foreign currency (gain) loss	(107)	30	164	(11)

Earnings before income taxes	16,620	13,394	27,521	19,737
Provision for income taxes	6,232	5,358	10,320	7,895

Net income	10,388	8,036	17,201	11,842
Less: Income (loss) attributable to non-controlling interest	46	(25)	65	(25)

Net income available to team shareholders	$10,342	$8,061	$17,136	$11,867

Net income per share: Basic	$0.53	$0.42	$0.88	$0.62
Net income per share: Diluted	$0.50	$0.41	$0.83	$0.60

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Net income	$10,388	$8,036	$17,201	$11,842
Foreign currency translation adjustment	(6,608)	2,353	(6,330)	2,331
Foreign currency hedge	1,315	(409)	1,281	(935)
Tax provision attributable to other comprehensive income	772	855	795	791

Total comprehensive income	5,867	10,835	12,947	14,029
Less: Total comprehensive income (loss) attributable to non-controlling interest	7	(28)	31	(28)

Total comprehensive income available to team shareholders	$5,860	$10,863	$12,916	$14,057

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2011	2010
Cash Flows From Operating Activities:
Net Income	$17,201	$11,842
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(848)	(635)
Depreciation and amortization	8,335	6,445
Amortization of deferred loan costs	128	155
Foreign currency loss (gain)	164	(11)
Deferred income taxes	2,029	(1,297)
Non-cash compensation cost	2,620	2,690
(Increase) decrease:
Receivables	(5,380)	2,640
Inventory	(1,361)	(747)
Prepaid expenses and other current assets	1,594	1,087
Increase (decrease):
Accounts payable	(6,057)	(2,103)
Other accrued liabilities	1,704	1,323
Income taxes	(770)	(1,397)

Net Cash Provided By Operating Activities	19,359	19,992

Cash Flows From Investing Activities:
Capital expenditures	(10,739)	(5,074)
Business acquisitions, net of cash acquired	(2,268)	(41,376)
Proceeds from sale of assets	220	—
Decrease (increase) in other assets, net	64	(82)

Net Cash Used In Investing Activities	(12,723)	(46,532)

Cash Flows From Financing Activities:
(Payments) borrowings under revolving credit agreement, net	(861)	28,700
Payments related to term and auto notes	(179)	(156)
Debt issuance costs	(759)	—
Corporate tax effect from share-based payment arrangements	609	781
Issuance of common stock from share-based payment arrangements	669	520
Payments related to withholding tax for share-based payment arrangements	(853)	(433)
Purchase of treasury stock	—	(1,344)

Net Cash (Used In) Provided By Financing Activities	(1,374)	28,068
Effect Of Exchange Rate Changes on Cash	(592)	173

Net Increase In Cash And Cash Equivalents	4,670	1,701
Cash And Cash Equivalents At Beginning Of Period	14,078	12,610

Cash And Cash Equivalents At End Of Period	$18,748	$14,311

See notes to unaudited consolidated condensed financial statements

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Prior to January 3, 2012 our stock was traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TISI”. Beginning January 3, 2012 our stock is now traded on the New York Stock Exchange (“NYSE”) under the same symbol. Our fiscal year ends on May 31 of each calendar year.

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

We operate in only one segment—the industrial services segment (see Note 10). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

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

There was $86.8 million and $89.5 million of goodwill at November 30, 2011 and May 31, 2011, respectively. A summary of goodwill is as follows (in thousands):

	Six Months Ended November 30, 2011
	TCM Division	TMS Division	Total
Balance at May 31, 2011	$76,872	$12,648	$89,520
Acquisition and purchase price adjustments	—	—	—
Foreign currency adjustments	(1,853)	(915)	(2,768)

Balance at November 30, 2011	$75,019	$11,733	$86,752

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

Revenue Recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2011 and May 31, 2011, the amount of earned but unbilled revenue included in accounts receivable was $15.6 million and $12.4 million, respectively.

Concentration of Credit Risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings Per Share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of, (1) the weighted-average number of shares of common stock, net of treasury stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock (see Note 2).

Amounts used in basic and diluted earnings per share, for the three and six months ended November 30, 2011 and 2010, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Weighted-average number of basic shares outstanding	19,591	19,035	19,549	19,003
Stock options, stock units and performance awards	719	676	733	558
Assumed conversion of non-controlling interest	238	88	242	44

Total shares and dilutive securities	20,548	19,799	20,524	19,605

There were 730,000 and 810,000 options to purchase shares of common stock outstanding during the three month periods ended November 30, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 689,000 and 794,000 options to purchase shares of common stock outstanding during the six month periods ended November 30, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

We obtained independent valuations of the tangible and intangible asset values of Quest, and the resulting residual goodwill. As a result of the independent valuations, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Intangible assets are amortized over their useful lives which range from 5 to 20 years. Accordingly, we have included $0.5 million and $0.9 million of amortization expense for the three and six months ended November 30, 2011 in our results of operations to reflect accumulated amortization of intangible assets. Information regarding the allocation of the purchase price is set forth below (in thousands):

Fair value allocation:
Bank debt assumed	$2,276
Cash paid to Quest shareholders	39,100
Restricted stock issued to Quest shareholders	2,635

Total purchase price	44,011
Fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Net assets acquired:
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	2,966
Other assets	78

Assets acquired	9,236

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$4,809

Intangible assets:
Customer relationships (6 year life)	$5,623
Non-compete agreements (5 year life)	394
Trade name (20 year life)	2,962
Technology (10 year life)	5,250
Goodwill	29,890

Intangible assets	$44,119

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	104
Other comprehensive loss attributable to non-controlling interest	(7)

Carrying value of non-controlling interest at November 30, 2011	$5,014

From time to time we acquire companies that are not significant to our financial statements but are intended to enhance our services or expand our geographic coverage. While not significant, these small acquisitions may result in the creation of intangible assets. We perform preliminary purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. During the process of completing certain post acquisition procedures, including valuation of some intangible assets and other items, finalizing the assessments of fair value may affect the final allocation of the purchase price. As such, the purchase price allocations related to these small acquisitions are subject to change as the procedures are completed.

Included in the intangible assets attributable to our TCM division is $2.3 million related to a recent acquisition completed during the second quarter of the current fiscal year and is primarily attributable to customer relationships and non-compete agreements. In December 2011, subsequent to the end of our second quarter, we used $17 million for an acquisition of a mechanical services business. These acquisitions were financed through borrowings on our Credit Facility.

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2011 and May 31, 2011 is as follows (in thousands):

	November 30, 2011	May 31, 2011
	(unaudited)
Trade accounts receivable	$134,538	$134,955
Unbilled revenues	15,615	12,387
Allowance for doubtful accounts	(4,719)	(4,222)

Total	$145,434	$143,120

4. INVENTORY

A summary of inventory as of November 30, 2011 and May 31, 2011 is as follows (in thousands):

	November 30, 2011	May 31, 2011
	(unaudited)
Raw materials	$3,463	$3,165
Work in progress	676	722
Finished goods	18,320	17,448

Total	$22,459	$21,335

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2011 and May 31, 2011 is as follows (in thousands):

	November 30, 2011	May 31, 2011
	(unaudited)
Land	$5,998	$6,026
Buildings and leasehold improvements	9,472	9,386
Machinery and equipment	111,023	105,997
Furniture and fixtures	1,915	1,849
Computers and computer software	7,648	7,223
Automobiles	2,660	2,719
Construction in progress	6,067	3,582

Total	144,783	136,782
Accumulated depreciation and amortization	(83,695)	(78,215)

Property, plant and equipment, net	$61,088	$58,567

At November 30, 2011, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At November 30, 2011, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the 2008 economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

6. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2011 and May 31, 2011 is as follows (in thousands):

	November 30, 2011	May 31, 2011
	(unaudited)
Payroll and other compensation expenses	$21,496	$22,600
Insurance accruals	5,507	5,394
Property, sales and other non-income related taxes	2,555	2,024
Auto lease rebate	6	15
Other	3,990	2,478

Total	$33,554	$32,511

7. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2011) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At November 30, 2011, we were in compliance with all covenants of the Credit Facility.

A summary of long-term debt as of November 30, 2011 and May 31, 2011 is as follows (in thousands):

	November 30, 2011	May 31, 2011
Revolving loan portion of the Credit Facility	$73,566	$75,848
Vendor financing and other	54	232

Total	73,620	76,080
Less: current maturities	(54)	(212)

Long-term debt, excluding current maturities	$73,566	$75,868

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2011 and 2010, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Economic hedge	$1,315	$(409)	$—	$—	$1,281	$(935)	$—	$—

Total	$1,315	$(409)	$—	$—	$1,281	$(935)	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At November 30, 2011, the €12.3 million borrowing had a U.S. Dollar value of $16.4 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2011			May 31, 2011
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Economic hedge	Liability	Long-term debt	$1,574	Liability	Long-term debt	$293

Total derivatives			$1,574			$293

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.5 million at November 30, 2011 and $8.8 million at May 31, 2011. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Euro denominated long-term debt		$—	$1,574		$—	$1,574

Net liabilities		$—	$1,574		$—	$1,574

9. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2011, there were approximately 2.2 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. At our annual shareholders’ meeting held in September 2011, our shareholders approved an increase to 7,020,000 for the total number of shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.5 million, for the three months ended November 30, 2011 and 2010. Compensation expense related to share-based compensation totaled $2.6 million and $2.7 million for the six months ended November 30, 2011 and 2010, respectively. The tax benefit related to share-based compensation was $0.6 million and $0.8 million for the six months ended November 30, 2011 and 2010, respectively. At November 30, 2011, $8.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 3.0 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options totaled $0.3 million for the three months ended November 30, 2011 and $0.6 million for three months ended November 30, 2010. Compensation expense related to stock options totaled $0.8 million for the six months ended November 30, 2011, and $1.3 million for the six months ended November 30, 2010. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the six months ended November 30, 2011 and 2010 are summarized below:

	Six Months Ended November 30, 2011		Six Months Ended November 30, 2010
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,856	$17.81	2,213	$16.50
Changes during the period:
Granted	—	$—	—	$—
Exercised	(89)	$7.53	(76)	$7.35
Cancelled	(5)	$27.21	(10)	$30.33
Expired	(9)	$30.33	(15)	$26.56

Shares under option, end of period	1,753	$18.26	2,112	$16.69
Exercisable at end of period	1,742	$18.18	1,953	$15.57

Options exercisable at November 30, 2011 had a weighted-average remaining contractual life of 4.5 years. For total options outstanding at November 30, 2011, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$0.00 to $3.21	—	$—	—
$3.22 to $6.41	80	$4.17	1.3
$6.42 to $9.62	369	$8.53	3.1
$9.63 to $12.82	169	$11.19	4.2
$12.83 to $16.03	497	$14.86	4.6
$16.04 to $32.05	627	$30.14	5.8

	1,742	$18.18	4.5

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Transactions involving our performance awards during the six months ended November 30, 2011 and 2010 are summarized below:

	Six Months Ended November 30, 2011		Six Months Ended November 30, 2010
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	61	$20.33	51	$20.84
Changes during the period:
Granted	24	$25.16	25	$20.04
Vested and settled	(20)	$21.14	(15)	$21.61
Cancelled	—	$—	—	$—

Performance awards, end of period	65	$21.86	61	$20.33

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Transactions involving our stock units and director stock grants during the six months ended November 30, 2011 and 2010 are summarized below:

	Six Months Ended November 30, 2011		Six Months Ended November 30, 2010
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$19.80	247	$20.53
Changes during the period:
Granted	140	$25.16	163	$18.90
Vested and settled	(100)	$20.57	(93)	$20.20
Cancelled	(3)	$20.96	(5)	$21.04

Stock and stock units, end of period	347	$21.73	312	$19.77

10. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$110,204	$96,330	$202,520	$174,694
Canada	30,922	25,051	64,797	44,199
Europe	9,337	6,568	16,887	11,381
Other foreign countries	7,810	5,182	15,162	7,368

Total	$158,273	$133,131	$299,366	$237,642

			November 30, 2011	May 31, 2011
			(unaudited)
Total assets:
United States			$253,438	$243,046
Canada			59,366	64,023
Europe			31,103	31,469
Other foreign countries			20,019	16,948

Total			$363,926	$355,486

11. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $2.2 million at November 30, 2011 and $1.4 million at May 31, 2011. Revenues from the joint venture not reflected in our consolidated revenues were $7.6 million and $5.5 million for the six months ended November 30, 2011 and 2010, respectively.

12. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for designated hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. Dollars. This resulted in currency related losses in the third quarter of fiscal year 2010 of $2.1 million. In May 2010, the Venezuelan government took action to close the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into dollars as no other legal rate was readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses for the six months ended November 30, 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At November 30, 2011, our Venezuelan subsidiary had $2.0 million of net assets, consisting primarily of Bolivar denominated receivables and cash equal to $2.2 million.

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

We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division (inclusive of Quest) provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers.

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Revenues. Our revenues for the three months ended November 30, 2011 were $158.3 million compared to $133.1 million for the three months ended November 30, 2010, an increase of $25.2 million or 19%. Revenues for our TCM division (inclusive of Quest) for the three months ended November 30, 2011 were $91.0 million compared to $73.2 million for the three months ended November 30, 2010, an increase of $17.8 million or 24%. Team’s recent acquisition, Quest, contributed $10.1 million during the three months ended November 30, 2011 compared to $1.6 million for the three months ended November 30, 2010. (Quest was acquired on November 3, 2010). Organic revenue growth for the TCM division, excluding Quest, was $9.3 million or 13%. Revenues for our TMS division for the three months ended November 30, 2011 were $67.3 million compared to $60.0 million for the three months ended November 30, 2010, an increase of $7.3 million or 12%. Overall, organic revenue growth was geographically broad based as most regions benefited from new repair and upgrade projects and a return of previously deferred maintenance activities.

Gross Margin. Our gross margin for the three months ended November 30, 2011 was $50.4 million compared to $43.7 million for the three months ended November 30, 2010, an increase of $6.7 million or 15%. Gross margin as a percentage of revenue was 32% for the three months ended November 30, 2011 compared to 33% for the three months ended November 30, 2010. Pricing pressures that negatively impact gross margin as a percentage of revenues were mitigated by demand for value-add technology solutions in our inspection business (part of the TCM division), and volume related leverage in our TMS division where most regions saw a return of previously deferred maintenance activities.

Selling, General And Administrative Expenses. Our SG&A expenses for the three months ended November 30, 2011 were $33.8 million compared to $30.2 million for the three months ended November 30, 2010, an increase of $3.6 million or 12%. The increase in SG&A primarily is related to compensation and insurance related costs supporting organic revenue growth and the addition of Quest. SG&A in the current period includes a non-routine $0.8 million pre-tax legal settlement related to resolution of a long outstanding personal injury matter, and in the prior year period includes $0.6 million of non-routine expense related to the Quest acquisition. SG&A expenses as a percentage of revenue, was 21% for the three months ended November 30, 2011 compared to 23% for the three months ended November 30, 2010.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended November 30, 2011 and 2010 were $3.6 million and $2.9 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed cost of the joint venture, our share of the earnings from the joint venture were $0.4 million, an increase of $0.1 million or 33%.

Interest. Interest expense was $0.6 million for the three months ended November 30, 2011 compared to $0.4 million for the three months ended November 30, 2010. This increase is the result of higher interest rates applied to increased outstanding borrowings.

Foreign Currency (Gain) Loss. There were $0.1 million currency transaction gains for the three months ended November 30, 2011 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction losses were $30 thousand for the three months ended November 30, 2010.

Taxes. The provision for income tax was $6.2 million on pre-tax income of $16.6 million for the three months ended November 30, 2011 compared to the provision for income tax which was $5.4 million on pre-tax income of $13.4 million for the three months ended November 30, 2010. The effective tax rate for the three months ended November 30, 2011 was 38% compared to 40% for the three months ended November 30, 2010. The decrease in the effective tax rate is primarily due to the realized tax benefits of equity compensation transactions in the current period and a change in the mix of foreign and domestic income. In general, the tax rates applicable to our foreign income are less than domestic tax rates and foreign earnings in the current period were substantially higher than the prior period.

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Revenues. Our revenues for the six months ended November 30, 2011 were $299.4 million compared to $237.6 million for the six months ended November 30, 2010, an increase of $61.8 million or 26%. Revenues for our TCM division (inclusive of Quest) for the six months ended November 30, 2011 were $168.0 million compared to $132.5 million for the six months ended November 30, 2010, an increase of $35.5 million or 26%. Team’s recent acquisition, Quest, contributed $17.5 million during the six months ended November 30, 2011 compared to $1.6 million for the six months ended November 30, 2010. (Quest was acquired on November 3, 2010). Organic revenue growth for the TCM division, excluding Quest, was $19.6 million or 15%. Revenues for our TMS division for the six months ended November 30, 2011 were $131.4 million compared to $105.1 million for the six months ended November 30, 2010, an increase of $26.3 million or 25%. Overall, organic revenue growth was geographically broad based as most regions benefited from new repair and upgrade projects and a return of previously deferred maintenance activities.

Gross Margin. Our gross margin for the six months ended November 30, 2011 was $94.9 million compared to $75.3 million for the six months ended November 30, 2010, an increase of $19.6 million or 26%. Gross margin as a percentage of revenue was 32% for the six months ended November 30, 2011 and November 30, 2010. Pricing pressures that negatively impact gross margin as a percentage of revenues were mitigated by demand for value-add technology solutions in our inspection business (part of the TCM division), and volume related leverage in our TMS division where most regions saw a return of previously deferred maintenance activities.

Selling, General And Administrative Expenses. Our SG&A expenses for the six months ended November 30, 2011 were $66.9 million compared to $55.4 million for the six months ended November 30, 2010, an increase of $11.5 million or 21%. The increase in SG&A primarily is related to compensation and insurance related costs supporting organic revenue growth and the addition of Quest. SG&A in the current period includes a non-routine $0.8 million pre-tax legal settlement related to resolution of a long outstanding personal injury matter, and in the prior year period includes $0.6 million of non-routine expense related to the Quest acquisition. SG&A expenses as a percentage of revenue, was 22% for the six months ended November 30, 2011 compared to 23% for the six months ended November 30, 2010.

Earnings From Unconsolidated Affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the six months ended November 30, 2011 and 2010 were $7.6 million and $5.5 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed cost of the joint venture, our share of the earnings from the joint venture were $0.8 million, an increase of $0.2 million or 33%.

Interest. Interest expense was $1.2 million for the six months ended November 30, 2011 compared to $0.8 million for the six months ended November 30, 2010. This increase is the result of higher interest rates applied to increased outstanding borrowings.

Foreign Currency Loss (Gain). There were $0.2 million currency transaction losses for the six months ended November 30, 2011 primarily related to fluctuations between the Canadian and U.S. Dollar. Foreign currency transaction gains were $11 thousand for the six months ended November 30, 2010.

Taxes. The provision for income tax was $10.3 million on pre-tax income of $27.5 million for the six months ended November 30, 2011 compared to the provision for income tax which was $7.9 million on pre-tax income of $19.7 million for the six months ended November 30, 2010. The effective tax rate for the six months ended November 30, 2011 was 38% compared to 40% for the six months ended November 30, 2010. The decrease in the effective tax rate is primarily due to the realized tax benefits of equity compensation transactions in the current period and a change in the mix of foreign and domestic income. In general, the tax rates applicable to our foreign income are less than domestic tax rates and foreign earnings in the current period were substantially higher than the prior period.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2011) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At November 30, 2011, we were in compliance with all covenants of the Credit Facility. At November 30, 2011, we had $18.7 million of cash on hand and approximately $63 million of available borrowing capacity through our Credit Facility.

From time to time we acquire companies that are not significant to our financial statements but are intended to enhance our services or expand our geographic coverage. During the quarter ended November 30, 2011, $2.3 million was used in an acquisition of a pipeline integrity management firm. In December of 2011, subsequent to the end of our second quarter, we used $17.5 million for an acquisition of the west coast operations of a mechanical services business. These acquisitions were financed through borrowings on our Credit Facility.

Cash Flows Attributable To Our Operating Activities. For the six months ended November 30, 2011, cash provided by operating activities was $19.4 million. Positive operating cash flow was primarily attributable to net income of $17.2 million, depreciation and amortization of $8.3 million, and non-cash compensation cost of $2.6 million offset by a $10.3 million increase in working capital.

Cash Flows Attributable To Our Investing Activities. For the six months ended November 30, 2011, cash used in investing activities was $12.7 million, consisting primarily of $10.7 million of capital expenditures and $2.3 million for a business acquisition. Capital expenditures included $1.6 million related to construction of a new TCM division facility in Pasadena, Texas. The new facility is scheduled to be completed in February 2012. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash Flows Attributable To Our Financing Activities. For the six months ended November 30, 2011, cash used by financing activities was $1.4 million consisting primarily of $0.9 million of payments related to our Credit Facility.

Effect of Exchange Rate Changes On Cash. For the six months ended November 30, 2011, the effect of exchange rate changes on cash was a negative $0.6 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of Foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

Restrictions On Cash. Included in our cash and cash equivalents at November 30, 2011, is $9.4 million of cash in Europe and $0.8 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes would result in adverse tax consequences of approximately $0.8 million. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2011, the exchange rate with the Euro decreased from $1.44 per Euro to $1.33 per Euro, a decrease of 8%. During the same period, the exchange rate with the Canadian Dollar decreased from $1.03 per Canadian Dollar to $.97 per Canadian Dollar, a decrease of 6%. For foreign subsidiaries whose functional currency is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation losses in other comprehensive income were $6.3 million for the six months ended November 30, 2011.

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

At November 30, 2011, our Venezuelan subsidiary had $2.0 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government closed the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pre-tax earnings of $0.2 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2011, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of our fiscal year ending May 31, 2012.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2011, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

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

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. During the quarter ended November 30, 2011, we made no purchases under this program.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

*101.INS—	XBRL Instance Document.

*101.SCH—	XBRL Taxonomy Schema Document.

*101.CAL—	XBRL Calculation Linkbase Document.

*101.LAB—	XBRL Label Linkbase Document.

*101.PRE—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)

Date: January 6, 2012	/s/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/s/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)