Form 10-Q
period 2012-02-29
TEAM INC
filed 2012-04-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 19,906,121 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of April 3, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	February 29, 2012	May 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,460	$14,078
Receivables, net of allowance of $4,402 and $4,222	133,877	143,120
Inventory	23,346	21,335
Prepaid income taxes	1,881	—
Deferred income taxes	3,138	3,795
Prepaid expenses and other current assets	5,833	7,946

Total current assets	195,535	190,274
Property, plant and equipment, net	65,725	58,567
Intangible assets, net of accumulated amortization of $5,101 and $3,218	18,188	14,819
Goodwill	99,250	89,520
Other assets, net	2,874	2,189
Deferred income taxes	297	117

Total assets	$381,869	$355,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$212
Accounts payable	17,005	24,371
Other accrued liabilities	31,873	32,511
Income taxes payable	—	2,641
Deferred income taxes	—	6

Total current liabilities	48,878	59,741
Deferred income taxes	12,019	10,431
Long-term debt	88,093	75,868

Total liabilities	148,990	146,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,893,521 and 19,571,138 shares issued	5,967	5,871
Non-controlling interest	5,016	4,983
Additional paid-in capital	83,854	77,867
Retained earnings	138,285	119,138
Accumulated other comprehensive income	1,101	2,931
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total stockholders’ equity	232,879	209,446

Total liabilities and stockholders’ equity	$381,869	$355,486

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues	$136,523	$108,820	$435,889	$346,462
Operating expenses	99,920	78,083	304,393	240,435

Gross margin	36,603	30,737	131,496	106,027
Selling, general and administrative expenses	33,210	27,616	100,116	82,969
Earnings from unconsolidated affiliates	63	120	911	755

Operating income	3,456	3,241	32,291	23,813
Interest expense, net	619	525	1,769	1,371
Foreign currency (gain) loss	(90)	(42)	74	(53)

Earnings before income taxes	2,927	2,758	30,448	22,495
Provision for income taxes (see Note 3)	946	(1,173)	11,266	6,722

Net income	1,981	3,931	19,182	15,773
Less: (loss) income attributable to non-controlling interest	(30)	34	35	9

Net income available to Team shareholders	$2,011	$3,897	$19,147	$15,764

Net income per share: Basic	$0.10	$0.20	$0.98	$0.82
Net income per share: Diluted	$0.10	$0.19	$0.93	$0.79

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$1,981	$3,931	$19,182	$15,773
Foreign currency translation adjustment	3,293	4,061	(3,037)	6,393
Foreign currency hedge	(117)	(933)	1,164	(1,868)
Tax provision attributable to other comprehensive income	(754)	(3,551)	41	(2,760)

Total comprehensive income	4,403	3,508	17,350	17,538
Less: total comprehensive income attributable to non-controlling interest	2	37	33	9

Total comprehensive income available to Team shareholders	$4,401	$3,471	$17,317	$17,529

See notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$19,182	$15,773
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(911)	(755)
Depreciation and amortization	12,913	10,686
Loss on asset sales	—	129
Amortization of deferred loan costs	228	228
Foreign currency loss (gain)	74	(53)
Deferred income taxes	2,135	578
Non-cash compensation cost	3,518	3,848
(Increase) decrease:
Receivables	7,554	17,823
Inventory	(2,170)	(851)
Prepaid expenses and other current assets	2,056	1,300
Increase (decrease):
Accounts payable	(7,150)	(6,479)
Other accrued liabilities	(229)	3,020
Income taxes	(4,572)	(5,483)

Net cash provided by operating activities	32,628	39,764

Cash flows from investing activities:
Capital expenditures	(15,825)	(8,064)
Business acquisitions, net of cash acquired	(19,351)	(41,376)
Proceeds from sale of assets	220	—
Distributions from joint venture	800	750
Decrease (increase) in other assets, net	13	(138)

Net cash used in investing activities	(34,143)	(48,828)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement, net	13,710	19,435
Payments related to term and auto notes	(236)	(243)
Debt issuance costs	(799)	—
Corporate tax effect from share-based payment arrangements	1,195	(844)
Issuance of common stock from share-based payment arrangements	2,227	2,000
Payments related to withholding tax for share-based payment arrangements	(853)	(434)
Purchase of treasury stock	—	(1,344)

Net cash provided by financing activities	15,244	18,570
Effect of exchange rate changes on cash	(347)	519

Net increase in cash and cash equivalents	13,382	10,025
Cash and cash equivalents at beginning of period	14,078	12,610

Cash and cash equivalents at end of period	$27,460	$22,635

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

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

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

We operate in only one segment—the industrial services segment (see Note 11). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

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

There was $99.3 million and $89.5 million of goodwill at February 29, 2012 and May 31, 2011, respectively. A summary of goodwill is as follows (in thousands):

	Nine Months Ended February 29, 2012
	TCM Division	TMS Division	Total
Balance at May 31, 2011	$76,872	$12,648	$89,520
Acquisition and purchase price adjustments	—	11,084	11,084
Foreign currency adjustments	(522)	(832)	(1,354)

Balance at February 29, 2012	$76,350	$22,900	$99,250

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 29, 2012 and May 31, 2011, the amount of earned but unbilled revenue included in accounts receivable was $19.5 million and $12.4 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and nine months ended February 29, 2012 and February 28, 2011, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Weighted-average number of basic shares outstanding	19,733	19,342	19,610	19,114
Stock options, stock units and performance awards	792	852	757	684
Assumed conversion of non-controlling interest	203	209	233	116

Total shares and dilutive securities	20,728	20,403	20,600	19,914

There were 578,000 and 652,000 options to purchase shares of common stock outstanding during the three month periods ended February 29, 2012 and February 28, 2011, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 643,000 and 777,000 options to purchase shares of common stock outstanding during the nine month periods ended February 29, 2012 and February 28, 2011, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. We account for our Venezuelan operations as a highly-inflationary economy and the effect of currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income (see Note 13).

Accounting principles not yet adopted. In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. We do not anticipate the FASB update to have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITIONS

On November 3, 2010, we purchased Quest Integrity Group, LLC (“Quest”), a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest for a total consideration paid to Quest shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our banking credit facility (our “Credit Facility”) which was used to fund the cash portion of the purchase price, including the retirement of Quest debt. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, and the current carrying value is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Headquartered near Seattle, Washington, Quest has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East. The results of Quest are reflected in our TCM division.

We obtained independent valuations of the tangible and intangible asset values of Quest, and the resulting residual goodwill. As a result of the independent valuations, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Intangible assets are amortized over their useful lives which range from 5 to 20 years. Accordingly, we have included $0.4 million and $1.3 million of amortization expense for the three and nine months ended February 29, 2012 and $0.5 million and $0.7 million for the three and nine months ended February 28, 2011 in our results of operations to reflect accumulated amortization of intangible assets. Information regarding the allocation of the purchase price is set forth below (in thousands):

Fair value allocation:
Bank debt assumed	$2,276
Cash paid to Quest shareholders	39,100
Restricted stock issued to Quest shareholders	2,635

Total purchase price	44,011
Fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Net assets acquired:
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	2,966
Other assets	78

Assets acquired	9,236

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$4,809

Intangible assets:
Customer relationships (6 year life)	$5,623
Non-compete agreements (5 year life)	394
Trade name (20 year life)	2,962
Technology (10 year life)	5,250
Goodwill	29,890

Intangible assets	$44,119

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	74
Other comprehensive loss attributable to non-controlling interest	25

Carrying value of non-controlling interest at February 29, 2012	$5,016

From time to time we acquire companies that are not significant to our financial statements but are intended to enhance our services or expand our geographic coverage. While not significant, these small acquisitions may result in the creation of goodwill and other intangible assets. We perform preliminary purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. During the process of completing certain post acquisition procedures, including valuation of some intangible assets and other items, finalizing the assessments of fair value may affect the final allocation of the purchase price. As such, the purchase price allocations related to these small acquisitions are subject to change as the procedures are completed.

Included in intangible assets attributable to our TCM division is $2.3 million related to a recent acquisition completed during the second quarter of the current fiscal year and is primarily attributable to customer relationships and non-compete agreements. In December 2011, we also used $17.1 million for an acquisition of a mechanical services business. The business acquisition was an asset purchase in which the most significant items acquired consisted of inventory, equipment, non-compete agreements and customer relationships. We are in the process of obtaining valuations of both the tangible and intangible assets. These acquisitions were financed through borrowings on our Credit Facility.

3. TAX PROVISION

During the third quarter of fiscal year 2011, the Company identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the third quarter of fiscal year 2011, consisting of $1.8 million associated with the years prior to fiscal year 2011 and $0.5 million associated with the first two quarters of the prior fiscal year.

The impact of the adjustment was determined not to be material to our results of operations, financial position or cash flows for the three and nine months ended February 28, 2011, nor to any of our previously issued financial statements for prior periods. This determination involved both quantitative assessments and qualitative assessments that considered, among many things:

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

Excluding the effect of the cumulative adjustments, the Company’s effective tax rate for the three months and nine months ended February 28, 2011 was 38%.

4. RECEIVABLES

A summary of accounts receivable as of February 29, 2012 and May 31, 2011 is as follows (in thousands):

	February 29, 2012	May 31, 2011
	(unaudited)
Trade accounts receivable	$118,795	$134,955
Unbilled revenues	19,484	12,387
Allowance for doubtful accounts	(4,402)	(4,222)

Total	$133,877	$143,120

5. INVENTORY

A summary of inventory as of February 29, 2012 and May 31, 2011 is as follows (in thousands):

	February 29, 2012	May 31, 2011
	(unaudited)
Raw materials	$3,416	$3,165
Work in progress	773	722
Finished goods	19,157	17,448

Total	$23,346	$21,335

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 29, 2012 and May 31, 2011 is as follows (in thousands):

	February 29, 2012	May 31, 2011
	(unaudited)
Land	$6,013	$6,026
Buildings and leasehold improvements	9,569	9,386
Machinery and equipment	118,704	105,997
Furniture and fixtures	2,065	1,849
Computers and computer software	7,803	7,223
Automobiles	2,689	2,719
Construction in progress	6,870	3,582

Total	153,713	136,782
Accumulated depreciation and amortization	(87,988)	(78,215)

Property, plant and equipment, net	$65,725	$58,567

At February 29, 2012, there was $0.4 million of capitalized interest included in property, plant and equipment attributable to 50 acres purchased in October 2007 to construct future facilities in Houston, Texas. At February 29, 2012, total capitalized cost of the project, inclusive of the capitalized interest, property purchase and related development cost was $6.8 million. Due to the 2008 economic recession, we postponed construction of the future facilities until such time as economic conditions and our growth necessitate the addition of the new facilities. Starting in the third quarter of fiscal year 2009, we ceased to further capitalize interest until the project resumes.

7. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 29, 2012 and May 31, 2011 is as follows (in thousands):

	February 29, 2012	May 31, 2011
	(unaudited)
Payroll and other compensation expenses	$22,541	$22,600
Insurance accruals	4,189	5,394
Property, sales and other non-income related taxes	1,170	2,024
Auto lease rebate	2	15
Other	3,971	2,478

Total	$31,873	$32,511

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 29, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At February 29, 2012, we were in compliance with all covenants of the Credit Facility.

A summary of long-term debt as of February 29, 2012 and May 31, 2011 is as follows (in thousands):

	February 29, 2012	May 31, 2011
Revolving loan portion of the Credit Facility	$88,093	$75,848
Vendor financing and other	—	232

Total	88,093	76,080
Less: current maturities	—	(212)

Long-term debt, excluding current maturities	$88,093	$75,868

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 29, 2012 and February 28, 2011, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended		Three Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Euro denominated long-term debt	$(117)	$(933)	$—	$—

Total	$(117)	$(933)	$—	$—

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Nine Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Euro denominated long-term debt	$1,164	$(1,868)	$—	$—

Total	$1,164	$(1,868)	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At February 29, 2012, the €12.3 million borrowing had a U.S. Dollar value of $16.5 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 29, 2012			May 31, 2011
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,457	Liability	Long-term debt	$293

Total derivatives			$1,457			$293

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.5 million at February 29, 2012 and $8.8 million at May 31, 2011. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 29, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 29, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Euro denominated long-term debt	$—	$1,457	$—	$1,457

Net liabilities	$—	$1,457	$—	$1,457

10. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 29, 2012, there were approximately 2.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. At our annual shareholders’ meeting held in September 2011, our shareholders approved an increase to 7,020,000 for the total number of shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.5 million and $3.8 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. The tax benefit related to share-based compensation was $0.6 million for the nine months ended February 29, 2012 and February 28, 2011. At February 29, 2012, $7.6 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.8 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options totaled $0.8 million and $1.9 million for the nine months ended February 29, 2012 and February 28, 2011. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the nine months ended February 29, 2012 and February 28, 2011 are summarized below:

	Nine Months Ended February 29, 2012		Nine Months Ended February 28, 2011
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,856	$17.81	2,213	$16.50
Changes during the period:
Granted	—	$—	—	$—
Exercised	(217)	$10.27	(309)	$7.86
Cancelled	(2)	$30.33	(11)	$30.33
Expired	(10)	$30.33	(15)	$26.56

Shares under option, end of period	1,627	$18.73	1,878	$17.76
Exercisable at end of period	1,623	$18.70	1,727	$16.65

Options exercisable at February 29, 2012 had a weighted-average remaining contractual life of 4.4 years. For total options outstanding at February 29, 2012, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$0.00 to $3.21	—	$—	—
$3.22 to $6.41	71	$4.17	1.1
$6.42 to $9.62	313	$8.53	2.9
$9.63 to $12.82	167	$11.19	3.9
$12.83 to $16.03	444	$14.81	4.4
$16.04 to $32.05	632	$30.16	5.6

	1,627	$18.73	4.4

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.4 million and $0.3 million for the nine months ended February 29, 2012 and February 28, 2011. Transactions involving our performance awards during the nine months ended February 29, 2012 and February 28, 2011 are summarized below:

	Nine Months Ended February 29, 2012		Nine Months Ended February 28, 2011
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	61	$20.33	51	$20.84
Changes during the period:
Granted	24	$25.16	25	$20.04
Vested and settled	(20)	$21.14	(15)	$21.61
Cancelled	—	$—	—	$—

Performance awards, end of period	65	$21.86	61	$20.33

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $2.3 million and $1.7 million for the nine months ended February 29, 2012 and February 28, 2011. Transactions involving our stock units and director stock grants during the nine months ended February 29, 2012 and February 28, 2011 are summarized below:

	Nine Months Ended February 29, 2012		Nine Months Ended February 28, 2011
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$19.80	247	$20.53
Changes during the period:
Granted	159	$24.78	163	$18.90
Vested and settled	(119)	$20.80	(93)	$20.20
Cancelled	(5)	$21.19	(6)	$20.62

Stock and stock units, end of period	345	$21.73	311	$19.77

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

Revenues and total assets in the U.S. and other countries are as follows (in thousands):

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$99,132	$78,217	$301,652	$252,913
Canada	22,927	18,198	87,724	61,654
Europe	9,672	7,130	26,559	18,510
Other foreign countries	4,792	5,275	19,954	13,385

Total	$136,523	$108,820	$435,889	$346,462

			February 29, 2012	May 31, 2011
			(unaudited)
Total assets:
United States			$269,112	$243,046
Canada			62,618	64,023
Europe			31,362	31,469
Other foreign countries			18,777	16,948

Total			$381,869	$355,486

12. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.5 million at February 29, 2012 and $1.4 million at May 31, 2011. Revenues from the joint venture not reflected in our consolidated revenues were $9.5 million and $7.3 million for the nine months ended February 29, 2012 and February 28, 2011.

13. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, we account for Venezuelan operations pursuant to accounting guidance for designated hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations.

14. COMMITMENTS & CONTINGENCIES

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death, other injuries and property damage. As of February 29, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

We have been informed that the U.S. Environmental Protection Agency (“EPA”) is investigating the accuracy of fugitive emissions monitoring statements and records provided by some of our current and former employees to certain customers in West Texas. We are cooperating with the EPA investigation and, in response to subpoenas, have provided information to the EPA. While we do not believe the ultimate outcome of this matter will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows, this investigation could result in fines, civil or criminal penalties, or other administrative action.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

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

We offer these services in over 100 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

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

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

The following table sets forth the components of revenue and operating income from our operations for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months ended February 29, 2012	Three Months ended February 28, 2011	Increase (decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$76,591	$59,745	$16,846	28%
TMS division	59,932	49,075	10,857	22%

Total revenues	136,523	108,820	27,703	25%
Gross margin	36,603	30,737	5,866	19%
SG&A expenses:
Field operations	27,686	22,578	5,108	23%
Corporate costs	5,524	5,038	486	10%

Total SG&A	33,210	27,616	5,594	20%
Earnings from unconsolidated affiliates	63	120	(57)	(48)%

Operating income	$3,456	$3,241	$215	7%

Revenues. Our revenues for the three months ended February 29, 2012 were $136.5 million compared to $108.8 million for the three months ended February 28, 2011, an increase of $27.7 million or 25%. Revenue increases were also across both divisions and in all services lines with the highest growth rates in inspection services and turnaround services. Revenue increased by double digit percentages in each of our major geographic markets; United States (27%), Canada (26%) and Europe (36%). Revenues for our TCM division for the three months ended February 29, 2012 were $76.6 million compared to $59.7 million for the three months ended February 28, 2011, an increase of $16.8 million or 28%. Revenues for our TMS division for the three months ended February 29, 2012 were $60.0 million compared to $49.1 million for the three months ended February 28, 2011, an increase of $10.9 million or 22%.

Gross margin. Our gross margin for the three months ended February 29, 2012 was $36.6 million compared to $30.7 million for the three months ended February 28, 2011, an increase of $5.9 million or 19%. Gross margin as a percentage of revenue was 27% for the three months ended February 29, 2012 compared to 28% for the three months ended February 28, 2011. Overall gross margin as a percentage of revenue in the quarter was about 1.4 percentage points below the corresponding prior year quarter. This decline in gross margin occurred in indirect costs. Our job profit margins earned in the quarter were virtually identical to both the prior year third quarter levels and the immediately preceding second quarter levels. Stable job margins are consistent with our belief that we continue to maintain pricing in line with our direct cost levels and continue to execute well in our service activities. Our unfavorable indirect cost performance was the result of increased spending as well as reduced productivity in both our field activities and in some of our technical and operational support groups. Some of the increased spending and investment in training reflected start-up costs ahead of significant turnaround projects that started in the quarter, but will continue well into the fourth quarter. The integration of our new acquisitions increased training and transition costs during the quarter as well. In addition, we experienced decreased productivity and additional spending related to our manufacturing, equipment centers, and technical support activities resulting in an unfavorable variance to the prior year of about $1.0 million in these groups. Despite some of our increased costs in the quarter, we do not see any fundamental changes in our markets, cost structure, or business model that alters our outlook or performance expectations.

Selling, general and administrative expenses. Our SG&A expenses for the three months ended February 29, 2012 were $33.2 million compared to $27.6 million for the three months ended February 28, 2011, an increase of $5.6 million or 20%. The increase in SG&A expenses primarily was related to compensation related costs within field operations supporting organic revenue growth. Also included in SG&A expense were approximately $2.5 million in unusually elevated expenses in the quarter. First, we incurred $1.2 million in increased medical cost accruals in the quarter. We accrue medical costs based on our actuarial expectation of claims. Due to an unusual number of major claims that hit in the quarter, our actual costs exceeded our accruals, thus requiring the additional expense. Second, we incurred about $ 0.6 million in outside legal and professional service expenses related to two recently completed acquisitions as well as significant efforts on unsuccessful transaction activities. While some level of activity in this area is not unusual, the level of activity during the quarter was quite high. Finally, we incurred about $0.7 million of costs related to the integration of our two new acquisitions. These included on-boarding costs related to new employees, transition expenses related to conversion to Team systems, and intangible asset amortization. SG&A expenses as a percentage of revenue were 24% for the three months ended February 29, 2012 compared to 25% for the three months ended February 28, 2011.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended February 29, 2012 and February 28, 2011 were $1.9 million and $1.8 million, respectively. Our share of the earnings from the joint venture were $0.1 million for the three months ended February 29, 2012 and February 28, 2011.

Interest expense, net. Interest expense was $0.6 million for the three months ended February 29, 2012 compared to $0.5 million for the three months ended February 28, 2011. This increase is the result of higher interest rates applied to increased outstanding borrowings.

Foreign currency (gain) loss. There were $0.1 million currency transaction gains for the three months ended February 29, 2012 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction losses were $0.1 million for the three months ended February 28, 2011.

Provision for income taxes. The provision for income tax was $0.9 million on pre-tax income of $2.9 million for the three months ended February 29, 2012 compared to an income tax benefit of $1.2 million on pre-tax income of $2.8 million for the three months ended February 28, 2011. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the third quarter of fiscal year 2011, consisting of $1.8 million associated with prior fiscal years and $0.5 million associated with the first two quarters of fiscal year 2011. Excluding the effect of the $2.3 million of cumulative adjustments, our effective tax rate was 32% for the three months ended February 29, 2012 and 38% for the three months ended February 28, 2011. The difference in the effective tax rates primarily relates to the timing of income tax rates applicable to the geographical jurisdiction in which the income is earned and tax attributes related to the exercise of stock options.

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

The following table sets forth the components of revenue and operating income from our operations for the nine months ended February 29, 2012 and February 28, 2011 (in thousands):

	Nine Months ended February 29, 2012	Nine Months ended February 28, 2011	Increase (decrease)
			$	%
	(unaudited)	(unaudited)
Revenues:
TCM division	$244,600	$192,276	$52,324	27%
TMS division	191,289	154,186	37,103	24%

Total revenues	435,889	346,462	89,427	26%
Gross margin	131,496	106,027	25,469	24%
SG&A expenses:
Field operations	82,859	68,328	14,531	21%
Corporate costs	17,257	14,641	2,616	18%

Total SG&A	100,116	82,969	17,147	21%
Earnings from unconsolidated affiliates	911	755	156	21%

Operating income	$32,291	$23,813	$8,478	36%

Revenues. Our revenues for the nine months ended February 29, 2012 were $435.9 million compared to $346.5 million for the nine months ended February 28, 2011, an increase of $89.4 million or 26%. Revenues increased by double digit percentages in each of our major geographic markets; United States (19%), Canada (42%) and Europe (44%). Revenue increases were also across both divisions. Revenues for our TCM division (inclusive of Quest) for the nine months ended February 29, 2012 were $244.6 million compared to $192.3 million for the nine months ended February 28, 2011, an increase of $52.3 million or 27%. Team’s recent acquisition, Quest, contributed $24.3 million during the nine months ended February 29, 2012 compared to $8.2 million for the nine months ended February 28, 2011 (Quest was acquired on November 3, 2010). Overall, organic revenue growth, excluding the effect of significant acquisitions, was 22%. Organic revenue growth for the TCM division, excluding Quest, was $36.2 million or 20%. Revenues for our TMS division for the nine months ended February 29, 2012 were $191.3 million compared to $154.2 million for the nine months ended February 28, 2011, an increase of $37.1 million or 24%.

Gross margin. Our gross margin for the nine months ended February 29, 2012 was $131.5 million compared to $106.0 million for the nine months ended February 28, 2011, an increase of $25.5 million or 24%. Gross margin as a percentage of revenue was 30% for the nine months ended February 29, 2012 and 31% February 28, 2011. This decline in gross margin primarily occurred in indirect costs. Our direct job profit margins have remained relatively stable. Stable job margins are consistent with our belief that we continue to maintain pricing in line with our direct cost levels and continue to execute well in our service activities. Our unfavorable indirect cost performance was the result of increased spending as well as reduced productivity in both our field activities and in some of our technical and operational support groups. Some of the increased spending and investment in training reflected third quarter start-up costs ahead of significant turnaround projects that started in the third quarter, but will continue well into the fourth quarter. The integration on our new acquisitions increased training and transition costs during the quarter as well. In addition, we experienced decreased productivity and additional spending related to our manufacturing, equipment centers, and technical support activities.

Selling, general and administrative expenses. Our SG&A expenses for the nine months ended February 29, 2012 were $100.1 million compared to $83.0 million for the nine months ended February 28, 2011, an increase of $17.1 million or 21%. The increase in SG&A expenses primarily was related to compensation related costs within field operations supporting organic revenue growth. Also included in SG&A expense were approximately

$2.5 million in unusually elevated expenses in the third quarter that significantly impacted our results. First, we incurred $1.2 million in increased medical cost accruals in the quarter. We accrue medical costs based on our actuarial expectation of claims. Due to an unusual number of major claims that hit in the quarter, our actual costs exceeded our accruals, thus requiring the additional expense. Second, we incurred about $ 0.6 million in outside legal and professional service expenses related to the two recently completed acquisitions as well as significant efforts on unsuccessful transaction activities. While some level of activity in this area is not unusual, the level of activity during the quarter was quite high. Finally, we incurred about $0.7 million of costs related to the integration of our two new acquisitions. These include on-boarding costs related to new employees, transition expenses related to conversion to Team systems, and intangible asset amortization. SG&A expenses as a percentage of revenue were 23% for the nine months ended February 29, 2012 compared to 24% for the nine months ended February 28, 2011.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the nine months ended February 29, 2012 were $9.5 million and $7.3 million nine months ended February 28, 2011. As a result of the higher revenue levels in the joint venture, and leverage of fixed cost of the joint venture, our share of the earnings from the joint venture were $0.9 million, an increase of $0.2 million or 21%.

Interest expense, net. Interest expense was $1.8 million for the nine months ended February 29, 2012 compared to $1.4 million for the nine months ended February 28, 2011. This increase is the result of higher interest rates applied to increased outstanding borrowings.

Foreign currency (gain) loss. There were $0.1 million currency transaction losses for the nine months ended February 29, 2012 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction gains were $0.1 million for the nine months ended February 28, 2011.

Provision for income taxes. The provision for income tax was $11.3 million on pre-tax income of $30.4 million for the nine months ended February 29, 2012, compared to the provision for income tax which was $6.7 million on pre-tax income of $22.5 million for the nine months ended February 28, 2011. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in the third quarter of fiscal year 2011, consisting of $1.8 million associated with prior fiscal years and $0.5 million associated with the first two quarters of the fiscal year 2011. Excluding the effect of the $1.8 million portion of the cumulative adjustments related to years prior to fiscal year 2011, our effective tax rate was 37% for the nine months ended February 29, 2012 and 38% for the nine months ended February 28, 2011.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 29, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At February 29, 2012, we were in compliance with all covenants of the Credit Facility. At February 29, 2012, we had $27.5 million of cash on hand and approximately $48 million of available borrowing capacity through our Credit Facility.

Cash flows from operating activities. For the nine months ended February 29, 2012, cash provided by operating activities was $32.6 million. Positive operating cash flow was primarily attributable to net income of $19.2 million, depreciation and amortization of $12.9 million, and non-cash compensation cost of $3.5 million offset by a $4.5 million increase in working capital.

Cash flows from investing activities. For the nine months ended February 29, 2012, cash used in investing activities was $34.1 million, consisting primarily of $15.8 million of capital expenditures and $19.4 million for business acquisitions. From time to time we acquire companies that are not significant to our financial statements but are intended to enhance our services or expand our geographic coverage. Capital expenditures included $2.1 million related to construction of a new TCM division facility in Pasadena, Texas. The new facility is scheduled to be completed in calendar year 2012. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows from financing activities. For the nine months ended February 29, 2012, cash provided by financing activities was $15.2 million consisting primarily of $13.7 million of borrowings related to our Credit Facility.

Effect of exchange rate changes on cash. For the nine months ended February 29, 2012, the effect of exchange rate changes on cash was a negative $0.3 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

Restrictions on cash. Included in our cash and cash equivalents at February 29, 2012, is $10.0 million of cash in Europe and $0.9 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiaries for tax purposes would result in adverse tax consequences of approximately $0.9 million. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiaries to be indefinitely reinvested and access to cash in Europe to be limited. The funds are not currently needed by the company and the company does not intend to repatriate the funds. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 29, 2012, the exchange rate with the Euro decreased from $1.44 per Euro to $1.34 per Euro, a decrease of 7%. During the same period, the exchange rate with the Canadian Dollar decreased from $1.03 per Canadian Dollar to $1.00 per Canadian Dollar, a decrease of 3%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation losses in other comprehensive income were $3.0 million for the nine months ended February 29, 2012.

We carry Euro-denominated debt to serve as a hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. We are exposed to market risk, primarily related to foreign currency fluctuations related to the unhedged portion of our investment in our European operations.

At February 29, 2012, our Venezuelan subsidiary had $2.2 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government closed the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pre-tax earnings of $0.2 million.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

ITEM 4.	CONTROLS AND PROCEDURES

Limitations on effectiveness of controls. Our management, including the principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 29, 2012, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of our fiscal year ending May 31, 2012.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death, other injuries and property damage. As of February 29, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the final resolution of these matters will have a material adverse effect on our results of operations, financial position or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2011 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. During the quarter ended February 29, 2012, we made no purchases under this program.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

*101.INS—	XBRL Instance Document.

*101.SCH—	XBRL Taxonomy Schema Document.

*101.CAL—	XBRL Calculation Linkbase Document.

*101.LAB—	XBRL Label Linkbase Document.

*101.PRE—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC.
(Registrant)

Date: April 9, 2012	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)