Form 10-K
period 2012-05-31
TEAM INC
filed 2012-08-07
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08604

TEAM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Hermann Drive, Alvin, Texas	77511
(Address of Principal Executive Offices)	(Zip Code)

(281) 331-6154

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.30 par value	New York Stock Exchange

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

Voting common stock (November 30, 2011)	$373,336,366

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 19,956,096 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of July 27, 2012.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2012.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2012 Proxy Statement and are incorporated herein by reference. A copy of the 2012 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

PART I

ITEM 1.	BUSINESS

General Information

Introduction.    Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 200 Hermann Drive, Alvin, Texas, 77511 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year.

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment

•	Field Heat Treating

•	Leak Repair

•	Fugitive Emissions Control

•	Hot Tapping

•	Field Machining

•	Technical Bolting

•	Field Valve Repair

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

Acquisitions

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million. Both acquisitions were financed through borrowings on our banking credit facility. These small acquisitions resulted in the creation of an insignificant amount of intangible assets. We perform preliminary purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. During the process of completing certain post acquisition procedures, including valuation of some intangible assets and other items, finalizing the assessments of fair value may affect the final allocation of the purchase price. As such, the purchase price allocations related to these small acquisitions are subject to change as the procedures are completed. Based upon our preliminary purchase price allocation associated with both of these transactions, we have recorded an increase of $1.1 million in net working capital, fixed assets of $3.0 million, $6.3 million in intangible assets classified as customer relationships and $8.9 million in goodwill. We expect a final valuation report of intangibles and goodwill associated with these transactions to be completed by an independent specialist in early fiscal year 2013.

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

Marketing and Customers

Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No single customer accounted for 10% or more of consolidated revenues during any of the last three fiscal years.

Generally, customers are billed on a time and materials basis, although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written customer agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run and maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts which cover multiple plants or locations.

Seasonality

We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. Large turnarounds can significantly impact our revenues.

Employees

At May 31, 2012, we had approximately 3,800 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good.

Regulation

A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the EPA. Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, Chemical Safety Board, Department of Transportation and Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.

From time to time, in the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean-up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimized since our handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover liabilities which we may incur under the Superfund Act or similar environmental statutes.

Intellectual Property

We are the holder of various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, our recently acquired subsidiary, Quest, has significant trade secrets and intellectual property pertaining to its in-line inspection tool technologies. This subsidiary was acquired in fiscal year 2011 and a significant amount of the purchase price was allocated to these intangible assets. (See Note 2 to our audited consolidated financial statements).

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

Available Information

As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov.

Our internet website address is www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy

Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board of Directors’ (the “Board”) committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 200 Hermann Drive, Alvin, Texas, 77511.

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

The current economic environment may affect our customers’ demand for our services.    The ongoing economic uncertainty has reduced the availability of liquidity and credit and, in many cases, reduced demand for our customers’ products. Continued disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

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

We sell our services in highly competitive markets, which places pressure on our profit margins and limits our ability to maintain or increase the market share of our services.    Our competition generally stems from other outside service contractors, many of whom offer a similar range of services. The ongoing economic uncertainty has generally reduced demand for industrial services and thus created a more competitive bidding environment for new and existing work. No assurances can be made that we will continue to maintain our pricing model and our profit margins or increase our market share.

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

Our operations and properties are subject to extensive governmental regulation under environmental laws.    Environmental laws and regulations can impose substantial sanctions for violations or operational changes that may limit our services. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These actions may increase the overall costs of providing our services. Some of our services involve handling or monitoring highly regulated materials, including volatile organic compounds or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, disposal or monitoring of regulated materials or any other failure by us to comply with increasingly complex and strictly enforced federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminate is released into the environment.

We currently maintain liability insurance to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a claim or loss.    We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $3 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

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

Economic, political and other risks associated with international operations could adversely affect our business.    A significant portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

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

The price of our outstanding securities may be volatile.    It is possible that in some future quarter or quarters our revenues, operating results or other measures of financial performance will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors may affect our sales and operating results: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance.

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters.    At May 31, 2012, we had approximately 3,800 employees and contractors, approximately 700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.    The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected through physical and software safeguards, our information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, our business operations could be adversely affected.

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

We own several facilities used in our operations. Our 88,000 square foot facility in Alvin, Texas consists of our corporate office, primary training facility and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 30,000 square foot manufacturing facility in Houston, Texas and an 11,000 square foot equipment distribution facility in Pearland, Texas. We also own offices for our branch service locations in the following areas:

•	Beaumont, Texas (27,000 square feet)

•	Pasadena, Texas (27,000 square feet)

•	Edmonton, Alberta (17,000 square feet)

•	Milwaukee, Wisconsin (10,000 square feet)

All other facilities used in our operations are provided through operating leases.

Included in assets held for sale is $5.8 million pertaining to land in or around Houston. This primarily consists of $5.2 million attributable to 50 acres purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location and recognized a $1.7 million asset writedown of pre-construction building costs and capitalized interest.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

In June 2010, we received a grand jury subpoena from the United States Attorney for the Northern District of Texas requesting documents related to fugitive emissions monitoring services provided to customers from our Borger, Texas branch office. Our internal investigation determined that on specific occasions, certain employees failed to follow EPA protocols while conducting emissions monitoring and one supervisor, along with another employee, altered the customer’s emissions monitoring database to falsely represent monitoring events. The falsification of emissions monitoring protocols and data resulted in the generation of false representations and certifications in records and reports which our customer submitted to the EPA and Texas Commission on Environmental Quality.

In July 2012, we negotiated a plea agreement and pled guilty to a single misdemeanor violation of a section of the Clean Air Act. In the plea agreement, we agreed to develop and implement an Environmental Compliance Plan for our emissions monitoring services to enhance our compliance with the Clean Air Act.

The maximum penalty for this misdemeanor violation is a term of probation of not more than five years and a fine not to exceed $200,000, or twice any gross gain to us or loss to the victim(s). While the actual penalty has not yet been determined, we do not believe the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to January 3, 2012, our stock was traded on the NASDAQ under the symbol “TISI”. Beginning January 3, 2012, our stock is now traded on the NYSE under the same symbol. The table below reflects the high and low sales prices of our common stock by quarter for the fiscal years ended May 31, 2012 and 2011, respectively.

	Sales Price
	High	Low
2012
Quarter ended:
August 31, 2011	$27.48	$20.27
November 30, 2011	$27.43	$19.98
February 29, 2012	$32.50	$26.39
May 31, 2012	$33.50	$24.95
2011
Quarter ended:
August 31, 2010	$16.26	$12.64
November 30, 2010	$21.88	$14.70
February 28, 2011	$28.71	$20.36
May 31, 2011	$28.42	$21.31

Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index, the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2007 in our common stock, the NASDAQ Composite Index, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our peer group index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

	5/07	5/08	5/09	5/10	5/11	5/12
Team, Inc.	100.00	163.51	72.21	76.75	117.38	136.16
NASDAQ Composite	100.00	94.87	70.94	86.49	113.35	112.60
NYSE Composite	100.00	96.41	63.46	73.49	93.80	84.77
Peer Group	100.00	101.96	48.58	41.76	60.43	55.16

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 210 holders of record of our common stock as of July 27, 2012 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2012, 2011 and 2010. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2012. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, 2012 (in thousands, except per share data):

	2012	2011	2010	2009	2008
Revenues	$623,740	$508,020	$453,869	$497,559	$478,475
Operating income	$56,497	$42,475	$24,777	$41,271	$45,873
Net income available to Team shareholders	$32,911	$26,585	$12,275	$22,911	$23,623
Net income per share
Basic	$1.67	$1.38	$0.65	$1.22	$1.30
Diluted	$1.59	$1.32	$0.63	$1.16	$1.20
Weighted-average shares outstanding
Basic	19,667	19,206	18,923	18,793	18,226
Diluted	20,660	20,083	19,510	19,725	19,676

Cash dividend declared, per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Depreciation and amortization	$17,469	$14,584	$12,509	$12,116	$11,285
Share-based compensation	$4,386	$4,993	$5,009	$4,761	$3,329
Capital expenditures	$23,924	$13,158	$7,711	$16,383	$25,612

Balance sheet data:
Total assets	$403,788	$355,486	$264,989	$275,921	$280,461
Long-term debt and other long-term liabilities	$97,131	$86,299	$56,795	$82,628	$102,955
Stockholders’ equity	$245,001	$209,446	$165,192	$146,501	$120,762
Working capital	$157,019	$130,533	$107,343	$109,845	$100,470
Non-controlling interest	$5,097	$4,983	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Information

We are a leading provider of specialty maintenance and construction services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment

•	Field Heat Treating

•	Leak Repair

•	Fugitive Emissions Control

•	Hot Tapping

•	Field Machining

•	Technical Bolting

•	Field Valve Repair

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

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2012 and 2011 (in thousands):

	Year Ended May 31, 2012	Year Ended May 31, 2011	Increase (Decrease)
			$	%
Revenues:
TCM division	$354,830	$284,616	$70,214	25%
TMS division	268,910	223,404	45,506	20%

Total revenues	623,740	508,020	115,720	23%

Gross margin	195,051	157,143	37,908	24%
SG&A expenses:
Field operations	117,044	95,806	21,238	22%
Corporate costs	21,893	19,260	2,633	14%
Non-routine acquisition costs	—	632	(632)	(100)%
Non-routine legal settlement	800	—	800	100%

Total SG&A expenses	139,737	115,698	24,039	21%
Earnings from unconsolidated affiliates	1,183	1,030	153	15%

Operating income	$56,497	$42,475	$14,022	33%

Revenues.    Our revenues for the year ended May 31, 2012 were $623.7 million compared to $508.0 million for the year ended May 31, 2011, an increase of $115.7 million or 23%. Revenues for our TCM division for the year ended May 31, 2012 were $354.8 million compared to $284.6 million for the year ended May 31, 2011, an increase of $70.2 million or 25%. Revenues for our TMS division for the year ended May 31, 2012 were $268.9 million compared to $223.4 million for the year ended May 31, 2011, an increase of $45.5 million or 20%. Organic revenue growth was approximately $100 million or 20% for the year ended May 31, 2012. Overall revenue growth was broad based across services lines, geography and customers and was a result of strong service performance, beginning the year with a strong tailwind as it relates to turnaround projects, expansion of new services lines and capabilities, and long term procurement consolidation trends by our customers.

Gross margin.    Our gross margin for the year ended May 31, 2012 was $195.1 million compared to $157.1 million for the year ended May 31, 2011, an increase of $37.9 million or 24%. Gross margin as a percentage of revenue was 31% for the year ended May 31, 2012 and 2011. Gross margin for our TCM division for the year ended May 31, 2012 was $110.2 million compared to $87.6 million for the year ended May 31, 2011, an increase of $22.6 million or 26%. TCM division gross margin as a percentage of revenue was 31% for the year ended May 31, 2012 and 2011. Gross margin for our TMS division was $84.9 million for the year ended May 31, 2012 compared to $69.6 million for the year ended May 31, 2011, an increase of $15.3 million or 22%. TMS division gross margin as a percentage of revenue was 32% for the year ended May 31, 2012 and 31% for the year ended May 31, 2011. Gross margins for both divisions reflect relatively flat year over year job margins. Fluctuations in gross margins are primarily impacted by service line mix.

Selling, general and administrative expenses.    Our SG&A expenses for the year ended May 31, 2012 were $139.7 million compared to $115.7 million for the year ended May 31, 2011, an increase of $24.0 million or 21%. SG&A expenses for the current year ended May 31, 2012 includes a non-routine $0.8 million pre-tax legal settlement related to the resolution of a long outstanding personal injury matter and in the prior year included $0.6 million of non-routine expense related to the Quest acquisition. Excluding these non-routine charges, SG&A expenses for the year ended May 31, 2012 were $138.9 million, an increase of $23.9 million or 21%. SG&A expenses as a percentage of revenue, adjusted to exclude the non-routine charges, was 22% for the year ended May 31, 2012 compared to 23% for the year ended May 31, 2011. The increase in SG&A expenses primarily was related to compensation related costs within field operations supporting organic growth. Also included in SG&A expenses were approximately $2.7 million in unusually elevated expenses in the year. First, we incurred $2.0 million in increased medical costs accruals. We accrue medical costs based on our actuarial expectation of claims. Due to an unusual number of major claims that hit during the fiscal year, our actual costs exceeded our accruals, thus requiring the additional expense. Second, we incurred about $0.7 million in outside legal and professional services expenses related to two recently completed acquisitions as well as significant efforts on unsuccessful transaction activities.

Earnings from unconsolidated affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2012 and 2011 were $12.3 million and $9.9 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed costs of the joint venture, our share of the earnings from the joint venture were $1.2 million, an increase of $0.2 million or 15%.

Interest.    Interest expense was $2.4 million for the year ended May 31, 2012 compared to $2.2 million for the year ended May 31, 2011. The increase is a result of higher interest rates applied to increased outstanding borrowings.

Foreign currency (gain) loss.    There were no significant currency transaction gains or losses for the year ended May 31, 2012 and 2011, respectively.

Taxes.    The provision for income tax for fiscal year 2012 was $19.4 million on pre-tax income of $52.5 million, compared to the provision for income tax for fiscal year 2011 of $13.5 million on pre-tax income of $40.2 million. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007-2010. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit consisting of $1.8 million associated with the prior years. Our effective tax rate for the fiscal year 2012 was 37% compared to 38% for the fiscal year 2011 which excludes the effect of the $1.8 million portion of the cumulative adjustments related to prior years (see Note 8 to our audited consolidated financial statements).

Year Ended May 31, 2011 Compared to Year Ended May 31, 2010

The following table sets forth the components of revenue and operating income from our operations for fiscal year 2011 and 2010 (in thousands):

	Year Ended May 31, 2011	Year Ended May 31, 2010	Increase (Decrease)
			$	%
Revenues:
TCM division	$284,616	$259,227	$25,389	10%
TMS division	223,404	194,642	28,762	15%

Total revenues	508,020	453,869	54,151	12%

Gross margin	157,143	136,005	21,138	16%
SG&A expenses:
Field operations	95,806	89,104	6,702	8%
Corporate costs	19,260	18,944	316	2%
Non-routine acquisition costs	632	—	632	100%
Severance charges	—	662	(662)	(100)%
Non-routine investigation costs	—	3,153	(3,153)	(100)%

Total SG&A expenses	115,698	111,863	3,835	3%
Earnings from unconsolidated affiliates	1,030	635	395	62%

Operating income	$42,475	$24,777	$17,698	71%

Revenues.    Our revenues for the year ended May 31, 2011 were $508.0 million compared to $453.9 million for the year ended May 31, 2010, an increase of $54.2 million or 12%. Revenues for our TCM division (inclusive of Quest) for the year ended May 31, 2011 were $284.6 million compared to $259.2 million for the year ended May 31, 2010, an increase of $25.4 million or 10%. Team’s recent acquisition, Quest, contributed $15.8 million during the year ended May 31, 2011 (Quest was acquired on November 3, 2010). Organic revenue growth for the TCM division, excluding Quest, was $9.6 million or 4%. Revenues for our TMS division for the year ended May 31, 2011 were $223.4 million compared to $194.6 million for the year ended May 31, 2010, an increase of $28.8 million or 15%. Overall, organic revenue growth was geographically broad based as most regions benefitted from a return of previously deferred maintenance activities.

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

Selling, general and administrative expenses.    Our SG&A expenses for the year ended May 31, 2011 were $115.7 million compared to $111.9 million for the year ended May 31, 2010, an increase of $3.8 million or

3%. SG&A expenses for the current year ended May 31, 2011 include $0.6 million of non-routine acquisition costs related to our recent acquisition of Quest. SG&A expenses for the prior year ended May 31, 2010 included $0.7 million of severance charges related to staff reductions and $3.2 million of professional fees related to investigation costs. Excluding these non-routine charges, SG&A expenses for the year ended May 31, 2011 were $115.1 million, an increase of $7.0 million or 6%. Substantially all of the increase is related to field operations and associated with support of increased revenues. SG&A expenses as a percentage of revenue, adjusted to exclude the non-routine charges, was 23% for the year ended May 31, 2011 compared to 24% for the year ended May 31, 2010.

Earnings from unconsolidated affiliates.    Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2011 and 2010 were $9.9 million and $7.5 million, respectively. As a result of the higher revenue levels in the joint venture, and leverage of fixed costs of the joint venture, our share of the earnings from the joint venture were $1.0 million, an increase of $0.4 million or 62%.

Interest.    Interest expense was $2.2 million for the year ended May 31, 2011 compared to $2.8 million for the year ended May 31, 2010. This decrease is the result of lower interest rates applied to outstanding borrowings.

Foreign currency (gain) loss.    There were no significant currency transaction gains or losses for the year ended May 31, 2011. Foreign currency transaction losses were $1.6 million for the year ended May 31, 2010. Currency transaction losses were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. Team operates a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of Team’s consolidated revenues for all periods presented. Venezuela is accounted for as a hyperinflationary economy (see Note 16 to our audited consolidated financial statements).

Taxes.    The provision for income tax for fiscal year 2011 was $13.5 million on pre-tax income of $40.2 million, compared to the provision for income tax for fiscal year 2010 which was $8.2 million on pre-tax income of $20.4 million. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007-2010. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit consisting of $1.8 million associated with the prior years. Excluding the effect of the $1.8 million portion of the cumulative adjustments related to prior years, our effective tax rate for the fiscal year 2011 was 38% compared to 40% for the fiscal year 2010 (see Note 8 to our audited consolidated financial statements).

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our bank facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. At May 31, 2012, we had $22.5 million of cash on hand and approximately $50.6 million of available borrowing capacity through our banking syndicate.

Bank facility.    In fiscal year 2012, we renewed our Credit Facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July of 2016. In connection with the renewal, we capitalized $0.8 million of associated debt issuance costs which will be amortized over the life of the New Credit Facility. The New Credit Facility bears interest at LIBOR plus 1.75% and has commitment fees of 0.30% on unused borrowing capacity. At May 31, 2012, we were in compliance with all financial covenants of the New Credit Facility.

Future maturities of long-term debt, reflecting the maturities under the New Credit Facility, are as follows (in thousands):

2013	$—
2014	—
2015	—
2016	—
2017	85,872
Thereafter	—

$85,872

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2012 and May 31, 2011, we were contingently liable for outstanding stand-by letters of credit totaling $13.5 million and $8.8 million, respectively. Outstanding letters of credit reduce amounts available under our New Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the New Credit Facility.

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate offset translation gains or losses attributable to our investment in our European operations. At May 31, 2012, the €12.3 million borrowing had a U.S. Dollar value of $15.3 million.

Leasing arrangements.    We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our contractual obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $36.1 million at May 31, 2012 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2013	$11,288
2014	8,700
2015	6,598
2016	4,168
2017	1,991
Thereafter	3,376

Total	$36,121

Total rent expense resulting from operating leases for the twelve months ended May 31, 2012, 2011 and 2010 was $20.5 million, $18.8 million and $19.4 million, respectively. Subsequent to year end, we entered into an agreement to lease 22,000 square feet of office space in Sugar Land, Texas where we will relocate our corporate administrative functions. The additional lease commitment will total approximately $3.0 million over the next 5 years.

A summary of long-term debt and other contractual obligations as of May 31, 2012 and May 31, 2011 is as follows (in thousands):

	May 31,
	2012	2011
Credit Facility	$85,872	$75,848
Vendor financing and other	—	232

	85,872	76,080
Current maturities	—	(212)

Long-term debt, excluding current maturities	$85,872	$75,868

Outstanding letters of credit	$13,548	$8,793

Leasing arrangements	$36,121	$27,684

Restrictions on cash.    Included in our cash and cash equivalents at May 31, 2012, is $8.2 million of cash in Europe and $0.9 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiary for tax purposes, would result in adverse tax consequences of $0.7 million. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

Cash flows attributable to our operating activities.    For the year ended May 31, 2012, cash provided by operating activities was $36.7 million. Positive operating cash flow was primarily attributable to net income of $33.1 million, depreciation and amortization of $17.5 million, and non-cash compensation cost of $4.4 million offset by a $18.3 million increase in working capital.

Cash flows attributable to our investing activities.     For the year ended May 31, 2012, cash used in investing activities was $42.3 million, consisting primarily of $23.9 million of capital expenditures and $19.4 million related to business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities.     For the year ended May 31, 2012, cash provided by financing activities was $15.3 million consisting primarily of $12.7 million of cash provided by our New Credit Facility.

Effect of exchange rate changes on cash.     For the year ended May 31, 2012, the effect of exchange rate changes on cash was a negative impact of $1.3 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The negative impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

Critical Accounting Policies

The process of preparing financial statements in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition

•	Goodwill, Intangible Assets, and Non-controlling Interest

•	Income Taxes

•	Workers’ Compensation, Auto, Medical and General Liability Accruals

•	Allowance for Doubtful Accounts Receivable

•	Estimated Useful Lives

Revenue recognition.    We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2012 and May 31, 2011, the amount of earned but unbilled revenue included in accounts receivable was $20.6 million and $12.4 million, respectively.

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

We operate in only one segment—the industrial services segment (see Note 14 to our consolidated financial statements). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. Prior to the adoption of Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, “ASU 2011-08” at May 31, 2012, the annual impairment test for goodwill was a two-step process that involved comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeded its carrying amount, the goodwill of the business unit was not considered impaired; therefore, the second step of the impairment test was deemed unnecessary. If the carrying amount of a business unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years tested, the fair values of reporting units in fiscal years 2011 and 2010 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated both our weighted-average cost of capital and reflects current market conditions.

The fair value derived from the income approach in our fiscal year 2011 test for impairment, in the aggregate, approximated our market capitalization. At May 31, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $250 million, or 117%, and the fair value of both our individual reporting units significantly exceeded their respective carrying amounts as of that date. Projected growth rates and other market inputs to our impairment test models, such as the discount rate, are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate an impairment. Although we believe the cash flow projections in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected margins included in the income approach used to value our reporting units. We periodically reviewed our projected growth rates and other market inputs used in our impairment test models as well as changes in our business and other factors that could represent indicators of impairment. Subsequent to our May 31, 2011 annual impairment test, no such indicators of impairment were identified.

On May 31, 2012, we adopted ASU 2011-08 which requires reporting entities to assess relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU 2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of a reporting unit was greater than the carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2012 annual test.

There was $95.0 million and $89.5 million of goodwill at May 31, 2012 and May 31, 2011, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2012			Twelve Months Ended May 31, 2011
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$76,872	$12,648	$89,520	$44,939	$10,800	$55,739
Acquisitions	—	8,926	8,926	29,890	—	29,890
Foreign currency adjustments	(1,741)	(1,703)	(3,444)	2,043	1,848	3,891

Balance at end of year	$75,131	$19,871	$95,002	$76,872	$12,648	$89,520

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2012, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize 100% of the benefits of the net deferred tax assets and accordingly, no valuation allowance is recorded. Our belief is based upon our track record of consistent earnings over the past five years and projections of future taxable income over the periods in which the deferred tax assets are deductible. As of May 31, 2012, our deferred tax assets were $12.1 million, our deferred tax liabilities were $17.6 million, and our unrecognized tax benefits related to uncertain tax positions were $0.6 million.

Workers’ compensation, auto, medical and general liability accruals.    In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3 million per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

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

Newly Adopted Accounting Principles

ASU 2011-08.    In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessment of qualitative factors, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. ASU 2011-08 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This update was early adopted by Team on May 31, 2012. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

ASU 2011-05.    In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. We do not anticipate the FASB update will have a material effect on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2012, the exchange rate with the Euro decreased from $1.44 per Euro to $1.24 per Euro, a decrease of 14%. During the same period, the exchange rate with the Canadian Dollar decreased from $1.03 per Canadian Dollar to $.97 per Canadian Dollar, a decrease of 6%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency translation losses in other comprehensive income were $8.3 million for the year ended May 31, 2012.

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

At May 31, 2012, our Venezuelan subsidiary had $2.4 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We initially used the parallel exchange rate for Bolivar denominated bonds (6.70 Bolivars per U.S. Dollar) to translate our Venezuelan operations into U.S. Dollars. In May 2010, the Venezuelan government closed the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.2 million.

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

At May 31, 2007, we entered into an interest rate swap agreement with a fixed pay rate of 4.97% that had a notional value of $30.0 million beginning on June 1, 2007 and decreased to $16.3 million by March 1, 2010. On June 1, 2010 the interest rate swap expired. The interest rate swap agreement was designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement was effective, recognized in other comprehensive income until the hedged interest expense was recognized in earnings.

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

Limitations on effectiveness of control.    Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2012, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2012.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2012.

/S/ PHILIP J. HAWK	/S/ TED W. OWEN
Philip J. Hawk	Ted W. Owen
Chairman and Chief Executive Officer	Principal Financial Officer and Principal Accounting Officer

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2012, our definitive proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited Team, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and Subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2012, and our report dated August 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

August 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries (the Company) as of May 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

August 7, 2012

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,477	$14,078
Receivables, net of allowance of $4,405 and $4,222	157,625	143,120
Inventory	24,986	21,335
Deferred income taxes	5,157	3,795
Prepaid expenses and other current assets	8,430	7,946

Total current assets	218,675	190,274
Property, plant and equipment, net	62,041	58,567
Assets held for sale	5,830	—
Intangible assets, net of accumulated amortization of $5,658 and $3,218	18,508	14,819
Goodwill	95,002	89,520
Other assets, net	3,081	2,189
Deferred income taxes	651	117

Total assets	$403,788	$355,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$212
Accounts payable	18,427	24,371
Other accrued liabilities	38,492	32,511
Income taxes payable	4,737	2,641
Deferred income taxes	—	6

Total current liabilities	61,656	59,741
Deferred income taxes	11,259	10,431
Long-term debt	85,872	75,868

Total liabilities	158,787	146,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 19,954,996 and 19,571,138 shares issued	5,985	5,871
Non-controlling interest	5,097	4,983
Additional paid-in capital	85,801	77,867
Retained earnings	152,049	119,138
Accumulated other comprehensive (loss) income	(2,587)	2,931
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total stockholders’ equity	245,001	209,446

Total liabilities and stockholders’ equity	$403,788	$355,486

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2012	2011	2010
Revenues	$623,740	$508,020	$453,869
Operating expenses	428,689	350,877	317,864

Gross margin	195,051	157,143	136,005
Selling, general and administrative expenses	139,737	115,698	111,863
Earnings from unconsolidated affiliates	1,183	1,030	635

Operating income	56,497	42,475	24,777
Interest expense, net	2,380	2,156	2,764
Write-off of land development costs (see Note 5)	1,658	—	—
Foreign currency (gain) loss	(31)	147	1,580

Earnings before income taxes	52,490	40,172	20,433
Provision for income taxes (see Note 8)	19,422	13,548	8,158

Net income	33,068	26,624	12,275
Less: income attributable to non-controlling interest	157	39	—

Net income available to Team shareholders	$32,911	$26,585	$12,275

Net income per share: Basic	$1.67	$1.38	$0.65
Net income per share: Diluted	$1.59	$1.32	$0.63

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2012	2011	2010
Net income	$33,068	$26,624	$12,275
Foreign currency translation adjustment	(8,264)	8,349	(967)
Interest rate swap	—	—	816
Foreign currency hedge	2,385	(2,587)	2,276
Tax provision attributable to other comprehensive income (loss)	318	(367)	(2,009)

Total comprehensive income	27,507	32,019	12,391
Less: total comprehensive income attributable to non-controlling interest	114	66	—

Total comprehensive income available to Team shareholders	$27,393	$31,953	$12,391

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2009	18,837	—	$5,651	$—	$63,125	$—	$80,278	$(2,553)	$146,501
Net income	—	—	—	—	—	—	12,275	—	12,275
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,783)	(1,783)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,395	1,395
Interest rate swap, net of tax	—	—	—	—	—	—	—	504	504
Non-cash compensation	—	—	—	—	5,009	—	—	—	5,009
Vesting of stock awards	45	—	13	—	(183)	—	—	—	(170)
Exercise of stock options	106	—	32	—	854	—	—	—	886
Tax benefit of exercise of stock options	—	—	—	—	575	—	—	—	575

Balance at May 31, 2010	18,988	—	5,696	—	69,380	—	92,553	(2,437)	165,192
Net income	—	—	—	—	—	—	26,624	—	26,624
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	6,981	6,981
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(1,586)	(1,586)
Purchase of treasury stock	—	(90)	—	(1,344)	—	—	—	—	(1,344)
Acquisition of Quest	186	—	56	—	2,579	4,917	—	—	7,552
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	66	(39)	(27)	—
Non-cash compensation	—	—	—	—	4,993	—	—	—	4,993
Vesting of stock awards	85	—	25	—	(458)	—	—	—	(433)
Exercise of stock options	312	—	94	—	2,138	—	—	—	2,232
Tax benefit of exercise of stock options	—	—	—	—	551	—	—	—	551
Correction of tax error (see Note 8)	—	—	—	—	(1,316)	—	—	—	(1,316)

Balance at May 31, 2011	19,571	(90)	5,871	(1,344)	77,867	4,983	119,138	2,931	209,446
Net income	—	—	—	—	—	—	33,068	—	33,068
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(7,018)	(7,018)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,457	1,457
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	114	(157)	43	—
Non-cash compensation	—	—	—	—	4,386	—	—	—	4,386
Vesting of stock awards	106	—	31	—	(899)	—	—	—	(868)
Exercise of stock options	278	—	83	—	2,914	—	—	—	2,997
Tax benefit of exercise of stock options	—	—	—	—	1,533	—	—	—	1,533

Balance at May 31, 2012	19,955	(90)	$5,985	$(1,344)	$85,801	$5,097	$152,049	$(2,587)	$245,001

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$33,068	$26,624	$12,275
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(1,183)	(1,030)	(635)
Depreciation and amortization	17,469	14,584	12,509
(Gain) loss on asset disposals	(21)	437	85
Amortization of deferred loan costs	283	303	311
Foreign currency (gain) loss	(31)	147	1,580
Deferred income taxes	(717)	(1,405)	(782)
Write-off of land development costs	1,658	—	—
Non-cash compensation cost	4,386	4,993	5,009
(Increase) decrease:
Receivables	(16,990)	(25,048)	4,382
Inventory	(3,629)	(1,231)	(311)
Prepaid expenses and other current assets	(559)	(1,320)	1,616
Increase (decrease):
Accounts payable	(5,965)	3,578	4,324
Other accrued liabilities	6,871	8,070	35
Income taxes payable	2,012	(222)	3,399

Net cash provided by operating activities	36,652	28,480	43,797

Cash flows from investing activities:
Capital expenditures	(23,924)	(13,158)	(7,711)
Proceeds from sale of assets	220	—	—
Business acquisitions, net of cash acquired	(19,351)	(41,376)	—
Distributions from unconsolidated affiliates	800	750	600
Increase in other assets	(9)	(158)	(843)

Net cash used in investing activities	(42,264)	(53,942)	(7,954)

Cash flows from financing activities:
Borrowings (payments) under revolving credit agreement, net	12,707	25,437	(26,250)
Debt issuance costs	(799)	—	—
Repayments related to term and auto notes	(235)	(343)	(4,813)
Employee tax withholding payments for share-based payment arrangements	(868)	(433)	(170)
Corporate tax effect from share-based payment arrangements	1,533	551	575
Insurance note payments	—	—	(3,949)
Issuance of common stock from share-based payment arrangements	2,997	2,230	886
Purchase of treasury stock	—	(1,344)	—

Net cash provided by (used in) financing activities	15,335	26,098	(33,721)
Effect of exchange rate changes on cash	(1,324)	832	(2,144)

Net increase (decrease) in cash and cash equivalents	8,399	1,468	(22)
Cash and cash equivalents at beginning of year	14,078	12,610	12,632

Cash and cash equivalents at end of year	$22,477	$14,078	$12,610

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,315	$2,100	$2,678

Income taxes	$16,474	$14,034	$4,666

See accompanying notes to consolidated financial statements.

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

Revenue recognition.    We determine our revenue recognition guidelines for our operations guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2012 and May 31, 2011, the amount of earned but unbilled revenue included in accounts receivable was $20.6 million and $12.4 million, respectively.

Goodwill, intangible assets, and non-controlling interest.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the FASB ASC 350. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

We operate in only one segment—the industrial services segment (see Note 14 to our consolidated financial statements). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. Prior to the adoption of ASU 2011-08 at May 31, 2012, the annual impairment test for goodwill was a two-step process that involved comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeded its carrying amount, the goodwill of the business unit was not considered impaired; therefore, the second step of the impairment test was deemed unnecessary. If the carrying amount of a business unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years tested, the fair values of reporting units in fiscal years 2011 and 2010 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated both our weighted-average cost of capital and reflects current market conditions.

The fair value derived from the income approach in our fiscal year 2011 test for impairment, in the aggregate, approximated our market capitalization. At May 31, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $250 million, or 117%, and the fair value of both our individual reporting units significantly exceeded their respective carrying amounts as of that date. Projected growth rates and other market inputs to our impairment test models, such as the discount rate, are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate an impairment. Although we believe the cash flow projections in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected margins included in the income approach used to value our reporting units. We periodically reviewed our projected growth rates and other market inputs used in our impairment test models as well as changes in our business and other factors that could represent indicators of impairment. Subsequent to our May 31, 2011 annual impairment test, no such indicators of impairment were identified.

On May 31, 2012, we adopted ASU 2011-08 which requires reporting entities to assess relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU 2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of a reporting unit was greater than the carrying amount of goodwill. Accordingly, we did not perform the two-step process described above.

There was $95.0 million and $89.5 million of goodwill at May 31, 2012 and May 31, 2011, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2012			Twelve Months Ended May 31, 2011
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$76,872	$12,648	$89,520	$44,939	$10,800	$55,739
Acquisitions	—	8,926	8,926	29,890	—	29,890
Foreign currency adjustments	(1,741)	(1,703)	(3,444)	2,043	1,848	3,891

Balance at end of year	$75,131	$19,871	$95,002	$76,872	$12,648	$89,520

Income taxes.    We follow the guidance of ASC 740 which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

Workers’ compensation, auto, medical and general liability accruals.    In accordance with ASC 450 we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3 million per occurrence. For medical claims, our self-insured retention is $150,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

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

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended May 31,
	2012	2011	2010
Weighted-average number of basic shares outstanding	19,667	19,206	18,923
Stock options, stock units and performance awards	758	728	587
Assumed conversion of non-controlling interest	235	149	—

Total shares and dilutive securities	20,660	20,083	19,510

There were 617,500, 743,000 and 796,000 options to purchase shares of common stock outstanding during the twelve month periods ended May 31, 2012, 2011 and 2010 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign Currency.    For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income (see Note 16).

Newly Adopted Accounting Principles

ASU 2011-08.    In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessment of qualitative factors, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. ASU 2011-08 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This update was early adopted by Team on May 31, 2012. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

ASU 2011-05.    In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. We do not anticipate the FASB update to have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million. Both acquisitions were financed through borrowings on our New Credit Facility. These small acquisitions resulted in the creation of an insignificant amount of intangible assets. We perform preliminary purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. During the process of completing certain post acquisition procedures, including valuation of some intangible assets and other items, finalizing the assessments of fair value may affect the final allocation of the purchase price. As such, the purchase price allocations related to these small acquisitions are subject to change as the procedures are completed. Based upon our preliminary purchase price allocation associated with both of these transactions, we have recorded an increase of $1.1 million in net working capital, fixed assets of $3.0 million, $6.3 million in intangible assets classified as customer relationships and $8.9 million in goodwill. We expect a final valuation report of intangibles and goodwill associated with these transactions to be completed by an independent specialist in early fiscal year 2013.

On November 3, 2010, we purchased Quest, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest for a total consideration paid to Quest shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We repaid the debt upon consummation of the purchase. In connection with this transaction, we borrowed $41.4 million under our Credit Facility which was used to fund the cash portion of the purchase price, including the retirement of Quest debt. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

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

We obtained independent valuations of the tangible and intangible asset values of Quest, and the resulting residual goodwill. As a result of the independent valuations, a significant portion of the purchase price was determined to be attributable to amortizable intangible assets. Intangible assets are amortized over their useful lives which range from 5 to 20 years. Accordingly, we have included $1.7 and $0.7 million of amortization expense for the years ended May 31, 2012 and 2011, respectively, in our results of operations to reflect accumulated amortization of intangible assets. Information regarding the allocation of the purchase price is set forth below (in thousands):

Fair value allocation:
Bank debt assumed	$2,276
Cash paid to Quest shareholders	39,100
Restricted stock issued to Quest shareholders	2,635

Total purchase price	44,011
Fair value of non-controlling interest	4,917

Fair value allocation	$48,928

Net assets acquired:
Receivables	$5,687
Prepaid expenses and other current assets	505
Property, plant and equipment	2,966
Other assets	78

Assets acquired	9,236

Accounts payable	1,291
Other accrued liabilities	3,136

Liabilities assumed	4,427

Net assets acquired	$4,809

Intangible assets:
Customer relationships (6 year life)	$5,623
Non-compete agreements (5 year life)	394
Trade name (20 year life)	2,962
Technology (10 year life)	5,250
Goodwill	29,890

Intangible assets	$44,119

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	196
Other comprehensive loss attributable to non-controlling interest	(16)

Carrying value of non-controlling interest at May 31, 2012	$5,097

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2012 and 2011 is as follows (in thousands):

	May 31,
	2012	2011
Trade accounts receivable	$141,469	$134,955
Unbilled revenues	20,561	12,387
Allowance for doubtful accounts	(4,405)	(4,222)

Total	$157,625	$143,120

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2012 and 2011 (in thousands):

	Twelve Months Ended May 31,
	2012	2011
Balance at beginning of year	$4,222	$4,934
Provision for doubtful accounts	1,650	1,048
Write-off of bad debts	(1,467)	(1,760)

Balance at end of year	$4,405	$4,222

4. INVENTORY

A summary of inventory as of May 31, 2012 and 2011 is as follows (in thousands):

	May 31,
	2012	2011
Raw materials	$3,529	$3,165
Work in progress	937	722
Finished goods	20,520	17,448

Total	$24,986	$21,335

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2012 and 2011 is as follows (in thousands):

	May 31,
	2012	2011
Land	$1,285	$998
Buildings and leasehold improvements	15,095	9,386
Machinery and equipment	121,533	105,997
Furniture and fixtures	2,246	1,849
Computers and computer software	7,980	7,223
Automobiles	2,624	2,719
Construction in progress	1,912	8,610

Total	152,675	136,782
Accumulated depreciation and amortization	(90,634)	(78,215)

Property, plant, and equipment, net	$62,041	$58,567

In the fourth quarter of the year ending May 31, 2012, we incurred a $1.7 million charge to write-off development costs capitalized through 2009 related to a planned new headquarters, manufacturing, equipment and training facility that was to have been constructed on a 50 acre tract of land in Houston, Texas that was acquired in 2007. The charge was due to management’s decision not to pursue the development of the site. Instead, our existing corporate headquarters facility in Alvin, Texas will be repurposed as a technical center for operations support and the corporate headquarters will be relocated to a leased commercial office space in Sugar Land, Texas, a suburb of Houston.

6. INTANGIBLE ASSETS

A summary of intangible assets as of May 31, 2012 and 2011 is as follows (in thousands):

	May 31, 2012			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,198	$(1,973)	$10,225	$5,864	$(508)	$5,356
Non-compete agreements	3,136	(2,844)	292	3,244	(2,550)	694
Trade names	2,962	(207)	2,755	2,962	(58)	2,904
Technology	5,112	(634)	4,478	5,112	(102)	5,010
Licenses	758	—	758	855	—	855

	$24,166	$(5,658)	$18,508	$18,037	$(3,218)	$14,819

Amortization expense for fiscal years ended May 31, 2012, 2011 and 2010 was $2.6 million, $1.0 million, and $0.4 million, respectively. Amortization expense for current intangible assets is forecasted to be approximately $2.5 million per year through fiscal year 2017.

7. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2012 and 2011 is as follows (in thousands):

	May 31,
	2012	2011
Payroll and other compensation expenses	$27,871	$22,600
Insurance accruals	4,388	5,394
Property, sales and other non-income related taxes	1,966	2,024
Auto lease rebate	—	15
Other	4,267	2,478

Total	$38,492	$32,511

8. INCOME TAXES

For the years ended May 31, 2012, 2011 and 2010, we were taxed on income from continuing operations at an effective tax rate of 37%, 38% and 40%, respectively. Our income tax provision for May 31, 2012, 2011 and 2010 was $19,422, $13,548 and $8,158 respectively, and include federal, state and foreign taxes. The components of our tax provision were as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2012:
U.S. Federal	$10,918	$379	$11,297
State & local	1,880	62	1,942
Foreign jurisdictions	7,378	(1,195)	6,183

	$20,176	$(754)	$19,422

Year ended May 31, 2011:
U.S. Federal	$8,546	$(984)	$7,562
State & local	1,676	24	1,700
Foreign jurisdictions	4,872	(586)	4,286

	$15,094	$(1,546)	$13,548

Year ended May 31, 2010:
U.S. Federal	$5,120	$(514)	$4,606
State & local	875	(34)	841
Foreign jurisdictions	2,945	(234)	2,711

	$8,940	$(782)	$8,158

The components of pre-tax income for the years ended May 31, 2012, 2011 and 2010 were as follows (in thousands):

	Twelve Months Ended May 31,
	2012	2011	2010
Domestic	$31,984	$27,641	$12,234
Foreign	20,506	12,531	8,199

	$52,490	$40,172	$20,433

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2012	2011	2010
Pre-tax income	$52,490	$40,172	$20,433

Computed income taxes at statutory rate	$18,371	$14,060	$7,152
State income taxes, net of federal benefit	1,342	1,135	556
Foreign tax differential	(471)	(326)	(205)
Production activity deduction	(161)	(178)	(358)
Non-deductible expenses	470	350	305
Tax credits	(233)	(197)	(381)
Stock options	—	(1,682)	690
Other	104	386	399

Total provision for income tax	$19,422	$13,548	$8,158

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2012	2011
Deferred tax assets:
Accrued compensation & benefits	$4,386	$3,705
Receivables	1,330	721
Inventory	598	509
Vendor rebates	—	6
Stock options	4,755	4,457
Net operating loss carry forwards	242	519
Other	818	487

Deferred tax assets	12,129	10,404
Less: valuation allowance	—	(519)

Deferred tax assets, net	12,129	9,885

Deferred tax liabilities:
Property, plant and equipment	(9,798)	(8,470)
Goodwill and intangible costs	(4,406)	(3,649)
Foreign currency translation and other equity adjustments	(672)	(987)
Unremitted earnings of foreign subsidiaries	(420)	(420)
Prepaids	(1,518)	(1,545)
Other	(766)	(1,339)

Deferred tax liabilities	(17,580)	(16,410)

Net deferred tax liability	$(5,451)	$(6,525)

As of May 31, 2011, we had a valuation allowance of $0.5 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance related to losses acquired as part of the Quest acquisition and was based on cumulative losses incurred in the years just prior to the acquisition. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal year 2012 we determined that it was more likely than not that the net operating loss related to Quest operations would be utilized based primarily on actual profits realized by Quest’s foreign subsidiaries subsequent to the acquisition.

As of May 31, 2012, we had net operating loss carry forwards totaling $0.6 million that were expected to be realized in fiscal year 2013. Of this amount $0.2 million will expire in fiscal year 2018, $0.1 million will expire in fiscal year 2019 and $0.3 million has an unlimited life.

At May 31, 2012, undistributed earnings of foreign operations totaling $9.7 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

At May 31, 2012, we have established liabilities for uncertain tax positions of $0.6 million, inclusive of interest. To the extent these uncertainties are ultimately resolved favorably, the resultant reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10 our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2008. While we believe there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, the income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

Balance at May 31, 2011	$421
Additions based on tax positions related to the current year	326
Additions based on tax positions related to prior years	—
Reductions resulting from a lapse of the applicable statute of limitations	(123)

Balance at May 31, 2012	$624

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

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

A summary of long-term debt as of May 31, 2012 and May 31, 2011 is as follows (in thousands):

	May 31,
	2012	2011
Credit facility	$85,872	$70,687
Canadian line of credit	—	5,161
Vendor financing and other	—	232

Total	85,872	76,080
Less: current maturities	—	(212)

Long-term debt, excluding current maturities	$85,872	$75,868

Future maturities of long-term debt, reflecting the New Credit Facility are as follows (in thousands):

2013	$—
2014	—
2015	—
2016	—
2017	85,872
Thereafter	—

$85,872

In fiscal year 2012, we renewed our Credit Facility. The New Credit Facility has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July of 2016. In connection with the renewal, we capitalized $0.8 million of associated debt issuance costs which will be amortized over the life of the New Credit Facility. The New Credit Facility bears interest at LIBOR plus 1.75% and has commitment fees of 0.30% on unused borrowing capacity. At May 31, 2012, we were in compliance with all financial covenants of the New Credit Facility.

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.5 million and

$8.8 million at May 31, 2012 and 2011, respectively. Outstanding letters of credit reduce amounts available under our New Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the New Credit Facility.

Our Canadian subsidiary also had a line of credit with a bank in our banking syndicate. The Canadian Line of Credit allowed our subsidiary to borrow up to $7.5 million Canadian (approximately $7.7 million U.S. at May 31, 2011). We provided an unconditional guarantee of borrowings by our Canadian subsidiary, effectively making Team, Inc. liable to the bank as principal debtor. The Canadian Line of Credit also contained cross-default provisions with our Credit Facility. Borrowings under the Canadian Line of Credit were used for working capital and other general needs of our Canadian operations, bore interest at the prime interest rate (3.00% at May 31, 2011) and were scheduled to mature in May 2012. In conjunction with the renewal of our Credit Facility subsequent to our 2011 year end, the Canadian Line of Credit was repaid and eliminated under the terms of the New Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At May 31, 2012, the €12.3 million borrowing had a U.S. Dollar value of $15.3 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2012 and 2011, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2012	2011	2012	2011
Euro denominated long-term debt	$2,385	$(2,587)	$—	$—
Total	$2,385	$(2,587)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives and non-derivative instruments designated as hedges under ASC 815 (in thousands):

	May 31, 2012			May 31, 2011
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$2,678	Liability	Long-term debt	$293

Total			$2,678			$293

We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $36.1 million at May 31, 2012 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2013	$11,288
2014	8,700
2015	6,598
2016	4,168
2017	1,991
Thereafter	3,376

Total	$36,121

Total rent expense resulting from operating leases for the twelve months ended May 31, 2012, 2011 and 2010 was $20.5 million, $18.8 million and $19.4 million, respectively. Subsequent to year end, we entered into an agreement to lease 22,000 square feet of office space in Sugar Land, Texas where we will relocate our corporate administrative functions. The additional lease commitment will total approximately $3.0 million over the next 5 years.

10. FAIR VALUE MEASUREMENTS

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2012 and May 31, 2011, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,678	$—	$2,678

Net liabilities	$—	$2,678	$—	$2,678

	May 31, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$293	$—	$293

Net liabilities	$—	$293	$—	$293

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2012, there were approximately 2.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at May 31, 2012. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $4.4 million, $5.0 million and $5.0 million for the years ended May 31, 2012, 2011 and 2010, respectively. The tax benefit related to share-based compensation was $1.5 million, $0.6 million and $0.6 million for the years ended May 31, 2012, 2011 and 2010, respectively. At May 31, 2012, $6.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options totaled $0.8 million, $2.4 million and $3.2 million in 2012, 2011 and 2010. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2012, 2011 and 2010 are summarized below:

	Year Ended May 31, 2012		Year Ended May 31, 2011		Year Ended May 31, 2010
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	1,856	$17.81	2,213	$16.50	2,354	$16.24
Changes during the year:
Granted	—	$—	—	$—	—	$—
Exercised	(278)	$10.77	(329)	$8.08	(107)	$8.35
Cancelled	(2)	$30.33	(13)	$30.33	(30)	$23.56
Expired	(14)	$30.33	(15)	$26.56	(4)	$16.56

Shares under option, end of year	1,562	$18.95	1,856	$17.81	2,213	$16.50
Exercisable at end of year	1,562	$18.95	1,711	$16.75	1,807	$14.22

Options exercisable at May 31, 2012 had a weighted-average remaining contractual life of 4.2 years. For total options outstanding at May 31, 2012, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$3.22 to $6.41	70	$4.17	0.9
$6.42 to $9.62	273	$8.64	2.7
$9.63 to $12.82	157	$11.10	3.7
$12.83 to $16.03	444	$14.81	4.1
$16.04 to $32.05	618	$30.16	5.4

	1,562	$18.95	4.2

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.5 million, $0.4 million and $0.3 million for the years ended May 31, 2012, 2011 and 2010, respectively. Transactions involving our performance awards during the years ended May 31, 2012, 2011 and 2010 are summarized below:

	Year Ended May 31, 2012		Year Ended May 31, 2011		Year Ended May 31, 2010
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Performance awards, beginning of year	61	$20.33	51	$20.84	27	$27.39
Changes during the year:
Granted	24	$25.16	25	$20.04	31	$16.42
Vested and settled	(21)	$21.14	(15)	$21.61	(7)	$27.39
Cancelled	—	$—	—	$—	—	$0.00

Performance awards, end of year	64	$21.86	61	$20.33	51	$20.84

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same resting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $3.0 million, $2.2 million and $1.5 million for the years ended May 31, 2012, 2011 and 2010, respectively. Transactions involving our stock units and director stock grants during the years ended May 31, 2012, 2011 and 2010 are summarized below:

	Year Ended May 31, 2012		Year Ended May 31, 2011		Year Ended May 31, 2010
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Stock and stock units, beginning of year	310	$19.80	247	$20.53	127	$27.39
Changes during the year:
Granted	159	$24.78	167	$18.99	170	$16.55
Vested and settled	(120)	$20.81	(93)	$20.20	(45)	$24.56
Cancelled	(7)	$21.27	(11)	$20.50	(5)	$23.76

Stock and stock units, end of year	342	$21.73	310	$19.80	247	$20.53

12. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2012, 2011 and 2010, were approximately $2.9 million, $1.7 million and $1.8 million, respectively, and are included in selling, general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter — We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

EPA Matter — In June 2010, we received a grand jury subpoena from the United States Attorney for the Northern District of Texas requesting documents related to fugitive emissions monitoring services provided to customers from our Borger, Texas branch office. Our internal investigation determined that on specific occasions, certain employees failed to follow EPA protocols while conducting emissions monitoring and one supervisor, along with another employee, altered the customer’s emissions monitoring database to falsely represent monitoring events. The falsification of emissions monitoring protocols and data resulted in the generation of false representations and certifications in records and reports which our customer submitted to the EPA and Texas Commission on Environmental Quality.

In July 2012, we negotiated a plea agreement and pled guilty to a single misdemeanor violation of a section of the Clean Air Act. In the plea agreement, we agreed to develop and implement an Environmental Compliance Plan for our emissions monitoring services to enhance our compliance with the Clean Air Act.

The maximum penalty for this misdemeanor violation is a term of probation of not more than five years and a fine not to exceed $200,000, or twice any gross gain to us or loss to the victim(s). While the actual penalty has not yet been determined, we do not believe the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2012, 2011 and 2010 (in thousands):

	Total Revenues	Total Assets
FY 2012
United States	$438,413	$296,240
Canada	121,865	60,334
Europe	36,448	30,352
Other foreign countries	27,014	16,862

Total	$623,740	$403,788

FY 2011
United States	$361,996	$243,046
Canada	99,888	64,023
Europe	28,059	31,469
Other foreign countries	18,077	16,948

Total	$508,020	$355,486

FY 2010
United States	$323,036	$188,280
Canada	91,482	44,015
Europe	23,218	24,142
Other foreign countries	16,133	8,552

Total	$453,869	$264,989

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.8 million at May 31, 2012 and $1.4 million at May 31, 2011. Revenues from the joint venture not reflected in our consolidated revenues were $12.3 million and $9.9 million as of May 31, 2012 and 2011, respectively.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. We initially used the parallel exchange rate for Bolivar denominated bonds to translate our Venezuelan operations into U.S. Dollars. This resulted in currency related losses in the third quarter of fiscal year 2010 of $2.1 million. In May 2010, the Venezuelan government took action to close the parallel exchange rate system, precluding its continued use and we subsequently returned to using the Venezuelan central bank’s official published rate (5.30 Bolivars per

U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses in 2012 and 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At May 31, 2012, our Venezuelan subsidiary had $2.4 million of net assets, consisting primarily of Bolivar denominated cash equal to $0.9 million.

17. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of selected unaudited quarterly financial data for the years ended May 31, 2012 and 2011 (in thousands, except per share data):

	Year Ended May 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$141,093	$158,273	$136,523	$187,851	$623,740
Operating income	$11,755	$17,080	$3,456	$24,206	$56,497
Net income available to Team shareholders	$6,794	$10,342	$2,011	$13,764	$32,911
Net income per share: Basic	$0.35	$0.53	$0.10	$0.69	$1.67
Net income per share: Diluted	$0.33	$0.50	$0.10	$0.66	$1.59

	Year Ended May 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$104,511	$133,131	$108,820	$161,558	$508,020
Operating income	$6,741	$13,831	$3,241	$18,662	$42,475
Net income available to Team shareholders	$3,806	$8,061	$3,897	$10,821	$26,585
Net income per share: Basic	$0.20	$0.42	$0.20	$0.55	$1.38
Net income per share: Diluted	$0.20	$0.41	$0.19	$0.53	$1.32

3. Exhibits

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.2†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.4†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.5	Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.6	Form of Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc. and each of the other members of Quest Integrity Group, LLC listed on Exhibit A to the Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).
10.7	Form of Put-Call Option Agreement dated November 2, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.8	Guaranty, dated as of November 2, 2010, made by KG Holding, LLC for the benefit of Team, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.9	Guaranty, dated as of November 2, 2010, made by Milton J. Altenberg for the benefit of Team, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.10	Guaranty, dated as of November 2, 2010, made by Jeffrey L. Ott for the benefit of Team, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.11	Second Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2011).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

Exhibit Number

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 7, 2012.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK (Philip J. Hawk)	Chairman, Chief Executive Officer and Director	August 7, 2012

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 7, 2012

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 7, 2012

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 7, 2012

/S/ ROBERT A. PEISER (Robert A. Peiser)	Director	August 7, 2012

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 7, 2012

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 7, 2012

/S/ TED W. OWEN (Ted W. Owen)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2012