Form 10-Q
period 2012-08-31
TEAM INC
filed 2012-10-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 20,023,428 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of September 27, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2012	May 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,714	$22,477
Receivables, net of allowance of $5,034 and $4,405	156,794	157,625
Inventory	25,982	24,986
Deferred income taxes	3,137	5,157
Prepaid expenses and other current assets	8,561	8,430

Total current assets	217,188	218,675
Property, plant and equipment, net	64,958	62,041
Assets held for sale	5,830	5,830
Intangible assets, net of accumulated amortization of $6,446 and $5,658	19,786	18,508
Goodwill	95,631	95,002
Other assets, net	3,461	3,081
Deferred income taxes	463	651

Total assets	$407,317	$403,788

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,122	$18,427
Other accrued liabilities	33,486	38,492
Income taxes payable	5,080	4,737
Deferred income taxes	4	—

Total current liabilities	52,692	61,656
Deferred income taxes	11,129	11,259
Long-term debt	87,034	85,872

Total liabilities	150,855	158,787
Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 20,012,828 and 19,954,996 shares issued	6,003	5,985
Additional paid-in capital	87,527	85,801
Retained earnings	159,610	152,049
Accumulated other comprehensive loss	(542)	(2,587)
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Team shareholders’ equity	251,254	239,904
Non-controlling interest	5,208	5,097

Total equity	256,462	245,001

Total liabilities and equity	$407,317	$403,788

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2012	2011
Revenues	$161,492	$141,093
Operating expenses	111,956	96,646

Gross margin	49,536	44,447
Selling, general and administrative expenses	37,074	33,134
Earnings from unconsolidated affiliates	362	442

Operating income	12,824	11,755
Interest expense, net	599	583
Foreign currency loss	74	271

Earnings before income taxes	12,151	10,901
Provision for income taxes	4,496	4,088

Net income	7,655	6,813
Less: Income attributable to non-controlling interest	94	19

Net income available to Team shareholders	$7,561	$6,794

Net income per share: Basic	$0.38	$0.35
Net income per share: Diluted	$0.36	$0.33

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2012	2011
Net income	$7,655	$6,813
Foreign currency translation adjustment	3,038	278
Foreign currency hedge	(112)	(34)
Tax provision attributable to other comprehensive income	(864)	23

Total comprehensive income	9,717	7,080
Less: Total comprehensive income attributable to non-controlling interest	111	24

Total comprehensive income available to Team shareholders	$9,606	$7,056

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,655	$6,813
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(362)	(442)
Depreciation and amortization	4,573	4,139
Amortization of deferred loan costs	55	75
Foreign currency loss	74	271
Deferred income taxes	1,211	2,451
Non-cash compensation cost	883	1,165
(Increase) decrease:
Receivables	2,233	14,715
Inventory	(937)	(882)
Prepaid expenses and other current assets	(23)	301
Increase (decrease):
Accounts payable	(4,380)	(8,132)
Other accrued liabilities	(5,262)	(5,050)
Income taxes	905	345

Net cash provided by operating activities	6,625	15,769

Cash flows from investing activities:
Capital expenditures	(5,729)	(5,270)
Business acquisitions, net of cash acquired	(2,697)	—
Proceeds from sale of assets	—	163
Increase in other assets, net	(70)	(643)

Net cash used in investing activities	(8,496)	(5,750)

Cash flows from financing activities:
Borrowings (payments) under revolving credit agreement, net	1,050	(3,052)
Payments related to term and auto notes	—	(90)
Corporate tax effect from share-based payment arrangements	436	233
Issuance of common stock from share-based payment arrangements	456	131
Payments related to withholding tax for share-based payment arrangements	(30)	—

Net cash provided by (used in) financing activities	1,912	(2,778)
Effect of exchange rate changes on cash	196	5

Net increase in cash and cash equivalents	237	7,246
Cash and cash equivalents at beginning of period	22,477	14,078

Cash and cash equivalents at end of period	$22,714	$21,324

See accompanying notes to unaudited consolidated condensed financial statements.

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

Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2012 is derived from the May 31, 2012 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2012.

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

Goodwill, intangible assets, and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

We operate in only one segment—the industrial services segment (see Note 13). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the TCM and TMS divisional level. Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date.

On May 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which requires reporting entities to assess relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test described in ASC 350 are not necessary. We evaluated considerations under ASU 2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of a reporting unit was greater than the carrying amount of goodwill. Accordingly, we did not perform the two-step process described in ASC 350 for our fiscal year 2012 annual test.

There was $95.6 million and $95.0 million of goodwill at August 31, 2012 and May 31, 2012, respectively. A summary of goodwill is as follows (in thousands):

	Three Months Ended August 31, 2012
	TCM Division	TMS Division	Total
Balance at May 31, 2012	$75,131	$19,871	$95,002
Acquisition and purchase price adjustments	(519)	—	(519)
Foreign currency adjustments	1,068	80	1,148

Balance at August 31, 2012	$75,680	$19,951	$95,631

Income taxes. We follow the guidance of the ASC 740, Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities, share-based compensation and tax planning strategies.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2012 and May 31, 2012, the amount of earned but unbilled revenue included in accounts receivable was $27.9 million and $20.6 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three months ended August 31, 2012 and 2011, are as follows (in thousands):

	Three Months Ended August 31,
	2012	2011
Weighted-average number of basic shares outstanding	19,874	19,508
Stock options, stock units and performance awards	775	745
Assumed conversion of non-controlling interest	217	237

Total shares and dilutive securities	20,866	20,490

There were 557,000 and 1,540,000 options to purchase shares of common stock outstanding during the three month periods ended August 31, 2012 and 2011, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income (see Note 15).

Newly Adopted Accounting Principles

ASU 2011-08. In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount of goodwill as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessment of qualitative factors, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test described in ASC 350 are not necessary. ASU 2011-08 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This update was early adopted by Team on May 31, 2012. The adoption of this pronouncement did not have any impact on our results of operations, financial position or cash flows.

ASU 2011-05. In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. This update was adopted by Team on June 1, 2012. The adoption of this pronouncement did not have a material effect on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In August 2012, Team’s subsidiary, Quest Integrity Group (“Quest”), acquired a specialty remote digital video inspection company based in New Zealand for approximately $2.7 million. Most of the purchase price was allocated to customer relationships. Subsequent to the end of our first quarter, Team also acquired the common stock of TCI Services, Inc., a Company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. The combined annual revenues for both acquired businesses are approximately $24 million and the total consideration for both is expected to be approximately $25 million, subject to adjustments for working capital true-ups and the future performance of the businesses.

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million. Both acquisitions were financed through borrowings on our banking credit facility. These small acquisitions resulted in the creation of an insignificant amount of intangible assets. We perform preliminary purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. During the process of completing certain post acquisition procedures, including valuation of some intangible assets and other items, finalizing the assessments of fair value may affect the final allocation of the purchase price. As such, the purchase price allocations related to these small acquisitions are subject to change as the procedures are completed. Based upon our preliminary purchase price allocation associated with both of these transactions, we have recorded an increase of $1.1 million in net working capital, $3.0 million in fixed assets, $6.3 million in intangible assets classified as customer relationships and $8.9 million in goodwill. We expect a final valuation report of intangibles and goodwill associated with these transactions to be completed by an independent specialist in the first half of fiscal year 2013.

On November 3, 2010, we purchased Quest, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest for total consideration paid to Quest shareholders of $41.7 million, consisting of a cash payment of $39.1 million and the issuance of our restricted common stock with a fair value of $2.6 million (approximately 186,000 shares). Additionally, we also assumed debt, net of cash on hand, with a value of $2.3 million. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	290
Other comprehensive income attributable to non-controlling interest	1

Carrying value of non-controlling interest at August 31, 2012	$5,208

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
	(unaudited)
Trade accounts receivable	$133,901	$141,469
Unbilled revenues	27,927	20,561
Allowance for doubtful accounts	(5,034)	(4,405)

Total	$156,794	$157,625

4. INVENTORY

A summary of inventory as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
	(unaudited)
Raw materials	$3,018	$3,529
Work in progress	1,035	937
Finished goods	21,929	20,520

Total	$25,982	$24,986

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
	(unaudited)
Land	$1,300	$1,285
Buildings and leasehold improvements	15,439	15,095
Machinery and equipment	127,442	121,533
Furniture and fixtures	2,476	2,246
Computers and computer software	8,165	7,980
Automobiles	2,792	2,624
Construction in progress	2,486	1,912

Total	160,100	152,675
Accumulated depreciation and amortization	(95,142)	(90,634)

Property, plant and equipment, net	$64,958	$62,041

Included in assets held for sale is $5.8 million pertaining to two parcels of land in or around Houston. This primarily consists of $5.2 million attributable to 50 acres purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location and recognized a $1.7 million asset write-down of pre-construction building costs and capitalized interest.

6. INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012			May 31, 2012
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$14,291	$(2,513)	$11,778	$12,198	$(1,973)	$10,225
Non-compete agreements	3,184	(2,921)	263	3,136	(2,844)	292
Trade names	2,962	(245)	2,717	2,962	(207)	2,755
Technology	5,112	(767)	4,345	5,112	(634)	4,478
Licenses	683	—	683	758	—	758

Total	$26,232	$(6,446)	$19,786	$24,166	$(5,658)	$18,508

Amortization expense for the three months ended August 31, 2012 and 2011 was $0.7 million and $0.5 million, respectively.

7. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
	(unaudited)
Payroll and other compensation expenses	$21,416	$27,871
Insurance accruals	5,102	4,388
Property, sales and other non-income related taxes	2,009	1,966
Other	4,959	4,267

Total	$33,486	$38,492

8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our banking credit facility (the “Credit Facility”) with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At August 31, 2012, we were in compliance with all financial covenants of the Credit Facility.

A summary of long-term debt as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
Credit Facility	$87,034	$85,872
Less: Current maturities	—	—

Long-term debt, excluding current maturities	$87,034	$85,872

ASC 815, Derivatives and Hedging (“ASC 815”) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2012 and 2011, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Euro denominated long-term debt	$(112)	$(34)	$—	$—

Total	$(112)	$(34)	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At August 31, 2012, the €12.3 million borrowing had a U.S. Dollar value of $15.4 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2012			May 31, 2012
	(unaudited)

	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$2,566	Liability	Long-term debt	$2,678

Total			$2,566			$2,678

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $16.7 million at August 31, 2012 and $13.5 million at May 31, 2012. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Euro denominated long-term debt	$—	$2,566	$—	$2,566

Net liabilities	$—	$2,566	$—	$2,566

10. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2012, there were approximately 1.9 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. At our annual shareholders’ meeting held in September 2011, our shareholders approved an increase to 7,020,000 for the total number of shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $0.9 million and $1.2 million for the three months ended August 31, 2012 and 2011, respectively. The tax benefit related to share-based compensation was $0.4 million and $0.2 million for the three months ended August 31, 2012 and 2011, respectively. At August 31, 2012, $5.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the three months ended August 31, 2012. Compensation expense related to stock options was $0.5 million for the three months ended August 31, 2011. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended August 31, 2012 and 2011 are summarized below:

	Three Months Ended August 31, 2012		Three Months Ended August 31, 2011
	(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,562	$18.95	1,856	$17.81
Changes during the period:
Granted	—	$—	—	$—
Exercised	(57)	$8.00	(37)	$3.52
Cancelled	—	$—	(4)	$30.33
Expired	—	$—	—	$—

Shares under option, end of period	1,505	$19.36	1,815	$18.08
Exercisable at end of period	1,505	$19.36	1,670	$17.01

Options exercisable at August 31, 2012 had a weighted-average remaining contractual life of 3.9 years. For total options outstanding at August 31, 2012, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$0.00 to $3.21	—	$—	—
$3.22 to $6.41	41	$4.07	1.0
$6.42 to $9.62	260	$8.63	2.5
$9.63 to $12.82	157	$11.10	3.4
$12.83 to $16.03	431	$14.83	3.9
$16.04 to $32.05	616	$30.16	5.0

	1,505	$19.36	3.9

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.1 million for both three months ended August 31, 2012 and 2011. Transactions involving our performance awards during the three months ended August 31, 2012 and 2011 are summarized below:

	Three Months Ended August 31, 2012		Three Months Ended August 31, 2011
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	64	$21.86	61	$20.33
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Performance awards, end of period	64	$21.86	61	$20.33

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $0.7 million and $0.5 million for the three months ended August 31, 2012 and 2011. Transactions involving our stock units and director stock grants during the three months ended August 31, 2012 and 2011 are summarized below:

	Three Months Ended August 31, 2012		Three Months Ended August 31, 2011
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	342	$21.73	310	$19.80
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(3)	$21.32	—	$—
Cancelled	(6)	$21.25	—	$—

Stock and stock units, end of period	333	$21.74	310	$19.80

11. OTHER COMPREHENSIVE INCOME

A summary of other comprehensive income included within shareholders’ equity as of August 31, 2012 and May 31, 2012 is as follows (in thousands):

	August 31, 2012	May 31, 2012
	(unaudited)
Foreign currency translation adjustments	$(1,572)	$(4,593)
Foreign currency hedge	2,566	2,678
Tax provision on other comprehensive income	(1,536)	(672)

Total	$(542)	$(2,587)

The following table represents the related tax effects allocated to each component of other comprehensive income:

	Three Months Ended August 31, 2012			Three Months Ended August 31, 2011
	(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,038	$(908)	$2,130	$278	$10	$288
Foreign currency hedge	(112)	44	(68)	(34)	13	(21)

	$2,926	$(864)	$2,062	$244	$23	$267

12. COMMITMENTS AND CONTINGENCIES

Con Ed Matter — We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

EPA Matter — In June 2010, we received a grand jury subpoena from the United States Attorney for the Northern District of Texas requesting documents related to fugitive emissions monitoring services provided to customers from our Borger, Texas branch office. Our internal investigation determined that on specific occasions, certain employees failed to follow Environmental Protection Agency (‘EPA”) protocols while conducting emissions monitoring and one supervisor, along with another employee, altered the customer’s emissions monitoring database to falsely represent monitoring events. The falsification of emissions monitoring protocols and data resulted in the generation of false representations and certifications in records and reports which our customer submitted to the EPA and Texas Commission on Environmental Quality.

In July 2012, we negotiated a plea agreement and pled guilty to a single misdemeanor violation of a section of the Clean Air Act. In the plea agreement, we agreed to develop and implement an Environmental Compliance Plan for our emissions monitoring services to enhance our compliance with the Clean Air Act.

The maximum penalty for this misdemeanor violation is a term of probation of not more than five years and a fine not to exceed $200,000, or twice any gross gain to us or loss to the victim(s). We expect the court to determine our penalty by the end of this calendar year. We do not believe the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

13. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011
	(unaudited)
Revenues:
United States	$113,054	$92,316
Canada	35,086	33,875
Europe	6,700	7,550
Other foreign countries	6,652	7,352

Total	$161,492	$141,093

	August 31, 2012	May 31, 2012
	(unaudited)
Total assets:
United States	$289,384	$296,240
Canada	66,512	60,334
Europe	30,181	30,352
Other foreign countries	21,240	16,862

Total	$407,317	$403,788

14. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $2.1 million at August 31, 2012 and $1.8 million at May 31, 2012. Revenues from the joint venture not reflected in our consolidated revenues were $4.5 million and $3.9 million for the three months ended August 31, 2012 and 2011.

15. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for designated hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses for the three months ended August 31, 2012 and 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At August 31, 2012, our Venezuelan subsidiary had $2.4 million of net assets, consisting primarily of Bolivar denominated receivables and cash equal to $2.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2012.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 6 of our Annual Report on Form 10-K for the year ended May 31, 2012.

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

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Revenues. Our revenues for the three months ended August 31, 2012 were $161.5 million compared to $141.1 million for the three months ended August 31, 2011, an increase of $20.4 million or 14%. Revenues for our TCM division for the three months ended August 31, 2012 were $96.2 million compared to $77.0 million for the three months ended August 31, 2011, an increase of $19.1 million or 25%. Revenues for our TMS division for the three months ended August 31, 2012 were $65.3 million compared to $64.1 million for the three months ended August 31, 2011, an increase of $1.2 million or 2%. The TCM growth rate for the three months ended August 31, 2012 was due to the increased demand for inspection and assessment services where overall growth rates exceeded 40%. The relatively flat TMS growth rates reflect the very strong comparable growth rates of the prior year period, which benefited from an extended spring 2011 turnaround season and from a significant unscheduled project in Canada.

Gross margin. Our gross margin for the three months ended August 31, 2012 was $49.5 million compared to $44.4 million for the three months ended August 31, 2011, an increase of $5.1 million or 11%. Gross margin as a percentage of revenue was 30.7% for the three months ended August 31, 2012 compared to 31.5% for the three months ended August 31, 2011. The decline in gross margin percentage for the three months ended August 31, 2012 was primarily attributable to the mix of projects and management does not believe it is an indication of a negative trend in job margins.

Selling, general and administrative expenses. Our SG&A expenses for the three months ended August 31, 2012 were $37.1 million compared to $33.1 million for the three months ended August 31, 2011, an increase of $4.0 million or 12%. SG&A expenses as a percentage of revenue was down 50 basis points during the three months ended August 31, 2012.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended August 31, 2012 and August 31, 2011 were $4.5 million and $3.9 million, respectively. Our share of the earnings from the joint venture were $0.4 million for the three months ended August 31, 2012 and 2011.

Interest. Interest expense was $0.6 million for the three months ended August 31, 2012 and 2011.

Foreign currency loss. There were $0.1 million currency transaction losses for the three months ended August 31, 2012 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction losses were $0.3 million for the three months ended August 31, 2011.

Taxes. The provision for income tax was $4.5 million on pre-tax income of $12.2 million for the three months ended August 31, 2012 compared to the provision for income tax of $4.1 million on pre-tax income of $10.9 million for the three months ended August 31, 2011. The effective tax rate for the three months ended August 31, 2012 was 37% compared to 38% for the three months ended August 31, 2011.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At August 31, 2012, we were in compliance with all covenants of the Credit Facility. At August 31, 2012, we had $22.7 million of cash on hand and approximately $46 million of available borrowing capacity through our Credit Facility.

From time to time we acquire companies that are not significant to our financial statements but are intended to enhance our services or expand our geographic coverage. During the quarter ended August 31, 2012, $2.7 million was used in an acquisition of a specialty digital video inspection company based in New Zealand. This acquisition was financed through borrowings on our Credit Facility.

Restrictions on cash. Included in our cash and cash equivalents at August 31, 2012, is $10.0 million of cash in Europe and $0.6 million of cash in Venezuela. Any repatriation of cash from Europe, if deemed to be a dividend from our European subsidiaries for tax purposes, would result in adverse tax consequences of $0.7 million. While not legally restricted from repatriating this cash, we consider all earnings of our European subsidiary to be indefinitely reinvested and access to cash in Europe to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate cash flows of our Venezuelan subsidiary.

Cash flows attributable to our operating activities. For the three months ended August 31, 2012, cash provided by operating activities was $6.6 million. Positive operating cash flow was primarily attributable to net income of $7.7 million, depreciation and amortization of $4.6 million, deferred taxes of $1.2 million, and non-cash compensation cost of $0.9 million offset by a $7.5 million increase in working capital.

Cash flows attributable to our investing activities. For the three months ended August 31, 2012, cash used in investing activities was $8.5 million, consisting primarily of $5.7 million of capital expenditures and $2.7 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the three months ended August 31, 2012, cash provided by financing activities was $1.9 million consisting primarily of $1.1 million of borrowings related to our Credit Facility.

Effect of exchange rate changes on cash. For the three months ended August 31, 2012, the effect of exchange rate changes on cash was a positive $0.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2012, the exchange rate with the Euro increased from $1.24 per Euro to $1.25 per Euro, an increase of 1%. During the same period, the exchange rate with the Canadian Dollar increased from $.97 per Canadian

Dollar to $1.01 per Canadian Dollar, an increase of 4%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation gains in other comprehensive income were $3.0 million for the three months ended August 31, 2012.

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

At August 31, 2012, our Venezuelan subsidiary had $2.4 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.2 million.

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

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2012, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of our fiscal year ending May 31, 2013.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2012, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

EPA Matter—In June 2010, we received a grand jury subpoena from the United States Attorney for the Northern District of Texas requesting documents related to fugitive emissions monitoring services provided to customers from our Borger, Texas branch office. Our internal investigation determined that on specific occasions, certain employees failed to follow EPA protocols while conducting emissions monitoring and one supervisor, along with another employee, altered the customer’s emissions monitoring database to falsely represent monitoring events. The falsification of emissions monitoring protocols and data resulted in the generation of false representations and certifications in records and reports which our customer submitted to the EPA and Texas Commission on Environmental Quality.

In July 2012, we negotiated a plea agreement and pled guilty to a single misdemeanor violation of a section of the Clean Air Act. In the plea agreement, we agreed to develop and implement an Environmental Compliance Plan for our emissions monitoring services to enhance our compliance with the Clean Air Act.

The maximum penalty for this misdemeanor violation is a term of probation of not more than five years and a fine not to exceed $200,000, or twice any gross gain to us or loss to the victim(s). We expect the court to determine our penalty by the end of this calendar year. We do not believe the ultimate outcome of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2012 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

On July 29, 2010, our Board authorized a stock repurchase program, targeting repurchases of up to $15 million of our outstanding common stock from time to time in open market transactions at prevailing market prices. During the quarter ended August 31, 2012, we made no purchases under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification for Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification for Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification for Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification for Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS—	XBRL Instance Document.

*101.SCH—	XBRL Taxonomy Schema Document.

*101.CAL—	XBRL Calculation Linkbase Document.

*101.DEF—	XBRL Definition Linkbase Document.

*101.LAB—	XBRL Label Linkbase Document.

*101.PRE—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: October 9, 2012	/S/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)