Form 10-Q
period 2012-11-30
TEAM INC
filed 2013-01-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The Registrant had 20,401,315 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of December 27, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2012	May 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,485	$22,477
Receivables, net of allowance of $5,038 and $4,405	181,370	157,625
Inventory	26,574	24,986
Deferred income taxes	4,773	5,157
Prepaid expenses and other current assets	8,137	8,430

Total current assets	255,339	218,675
Property, plant and equipment, net	71,244	62,041
Assets held for sale	5,830	5,830
Intangible assets, net of accumulated amortization of $7,445 and $5,658	28,446	18,508
Goodwill	103,555	95,002
Other assets, net	3,942	3,081
Deferred income taxes	374	651

Total assets	$468,730	$403,788

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,464	$18,427
Other accrued liabilities	45,683	38,492
Income taxes payable	2,370	4,737

Total current liabilities	67,517	61,656
Deferred income taxes	13,017	11,259
Long-term debt	105,520	85,872
Other long-term liabilities	6,745	—

Total liabilities	192,799	158,787

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 20,331,315 and 19,954,996 shares issued	6,100	5,985
Additional paid-in capital	91,678	85,801
Retained earnings	173,546	152,049
Accumulated other comprehensive income (loss)	651	(2,587)
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Team shareholders’ equity	270,631	239,904
Non-controlling interest	5,300	5,097

Total equity	275,931	245,001

Total liabilities and equity	$468,730	$403,788

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Revenues	$200,648	$158,273	$362,140	$299,366
Operating expenses	138,184	107,827	250,140	204,473

Gross margin	62,464	50,446	112,000	94,893
Selling, general and administrative expenses	39,928	33,772	77,002	66,906
Earnings from unconsolidated affiliates	504	406	866	848

Operating income	23,040	17,080	35,864	28,835
Interest expense, net	677	567	1,276	1,150
Foreign currency loss (gain)	114	(107)	188	164

Earnings before income taxes	22,249	16,620	34,400	27,521
Provision for income taxes	8,232	6,232	12,728	10,320

Net income	14,017	10,388	21,672	17,201
Less: Income attributable to non-controlling interest	81	46	175	65

Net income available to Team shareholders	$13,936	$10,342	$21,497	$17,136

Net income per share: Basic	$0.69	$0.53	$1.08	$0.88
Net income per share: Diluted	$0.66	$0.50	$1.03	$0.83

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net income	$14,017	$10,388	$21,672	$17,201
Foreign currency translation adjustment	1,252	(6,608)	4,290	(6,330)
Foreign currency hedge	(536)	1,315	(648)	1,281
Tax provision attributable to other comprehensive income	488	772	(376)	795

Total comprehensive income	15,221	5,867	24,938	12,947
Less: Total comprehensive income attributable to non-controlling interest	92	7	203	31

Total comprehensive income available to Team shareholders	$15,129	$5,860	$24,735	$12,916

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income	$21,672	$17,201
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(866)	(848)
Depreciation and amortization	9,654	8,335
Amortization of deferred loan costs	111	128
Foreign currency loss	188	164
Deferred income taxes	2,038	2,029
Non-cash compensation cost	2,120	2,620
(Increase) decrease:
Receivables	(18,361)	(5,380)
Inventory	(1,393)	(1,361)
Prepaid expenses and other current assets	1,174	1,594
Increase (decrease):
Accounts payable	182	(6,057)
Other accrued liabilities	5,005	1,704
Income taxes	(1,805)	(770)

Net cash provided by operating activities	19,719	19,359

Cash flows from investing activities:
Capital expenditures	(12,654)	(10,739)
Business acquisitions, net of cash acquired	(18,144)	(2,268)
Proceeds from sale of assets	—	220
(Increase) decrease in other assets, net	(8)	64

Net cash used in investing activities	(30,806)	(12,723)

Cash flows from financing activities:
Borrowings (payments) under revolving credit agreement, net	19,000	(861)
Payments related to term and auto notes	—	(179)
Debt issuance costs	—	(759)
Corporate tax effect from share-based payment arrangements	1,997	609
Issuance of common stock from share-based payment arrangements	3,394	669
Payments related to withholding tax for share-based payment arrangements	(1,517)	(853)

Net cash provided by (used in) financing activities	22,874	(1,374)
Effect of exchange rate changes on cash	221	(592)

Net increase in cash and cash equivalents	12,008	4,670
Cash and cash equivalents at beginning of period	22,477	14,078

Cash and cash equivalents at end of period	$34,485	$18,748

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

We are a leading provider of specialty maintenance and inspection services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment

•	Field Heat Treating

•	Leak Repair

•	Fugitive Emissions Control

•	Hot Tapping

•	Field Machining

•	Technical Bolting

•	Field Valve Repair

•	Heat Exchanger and Maintenance

•	Isolation Test Plugging

•	Pipeline Integrity Management

We offer these services in over 125 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

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

We operate in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions, hot tapping, field machining, technical bolting, field valve repair and other mechanical services. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the TCM and TMS divisional level. Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date.

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

There was $103.6 million and $95.0 million of goodwill at November 30, 2012 and May 31, 2012, respectively. A summary of goodwill is as follows (in thousands):

	Six Months Ended November 30, 2012
	(unaudited)
	TCM Division	TMS Division	Total
Balance at May 31, 2012	$75,131	$19,871	$95,002
Acquisition and purchase price adjustments	8,109	(1,231)	6,878
Foreign currency adjustments	1,212	463	1,675

Balance at November 30, 2012	$84,452	$19,103	$103,555

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2012 and May 31, 2012, the amount of earned but unbilled revenue included in accounts receivable was $25.9 million and $20.6 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and six months ended November 30, 2012 and 2011, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Weighted-average number of basic shares outstanding	20,052	19,591	19,963	19,549
Stock options, stock units and performance awards	736	719	753	733
Assumed conversion of non-controlling interest	206	238	216	242

Total shares and dilutive securities	20,994	20,548	20,932	20,524

There were zero and 730,000 options to purchase shares of common stock outstanding during the three month periods ended November 30, 2012 and 2011, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 67,000 and 689,000 options to purchase shares of common stock outstanding during the six month periods ended November 30, 2012 and 2011, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

Accounting Principles Not Yet Adopted

ASU 2011-11. In December 2011, an update was issued related to new disclosures on offsetting assets and liabilities of financial and derivative instruments. The amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements, but not offset on the balance sheet. This standard does not amend the existing guidance on when it is appropriate to offset. The standard update is effective for annual periods beginning after January 1, 2013. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

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

ASU 2011-04. In May 2011, an update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards. The standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs. The standard update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In August 2012, Team’s subsidiary, Quest Integrity Group (“Quest”), acquired a specialty remote digital video inspection company based in New Zealand for approximately $2.7 million. Most of the purchase price was provisionally allocated to customer relationships. In September 2012, Team also acquired the common stock of TCI Services, Inc. (“TCI”) for approximately $23.8 million of which $16.1 million was cash paid at closing and $7.7 million was deferred payments. TCI is a company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. Based upon the provisional purchase price allocation associated with the acquisition of TCI, we have recorded a net increase of $4.1 million in net working capital, an increase of $3.1 million in fixed assets, $8.0 million in intangible assets classified as customer relationships, $8.6 million in goodwill, $1 million in other current liabilities and $6.7 million in other long-term liabilities. The $1 million in current liabilities and $6.7 million in other long-term liabilities represent future consideration to be paid of which $3 million is contingent upon the future performance of TCI. The combined unaudited annual revenues for both acquired businesses are approximately $24 million in their most recently completed fiscal years and the total consideration for both is expected to be approximately $26 million, subject to adjustments for working capital true-ups and the future performance of the businesses.

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million which were recorded as an increase of $1.2 million in net working capital, $3.0 million in fixed assets, $7.5 million in intangible assets classified as customer relationships and $7.7 million in goodwill. Both acquisitions were financed through borrowings on our banking credit facility. We performed purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. We completed a final valuation report of intangibles and goodwill associated with these transactions during the first half of fiscal year 2013. The final purchase price allocation associated with both of these transactions did not result in a material adjustment in fiscal year 2013.

On November 3, 2010, we purchased Quest, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest and expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	371
Other comprehensive income attributable to non-controlling interest	12

Carrying value of non-controlling interest at November 30, 2012	$5,300

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012	May 31, 2012
	(unaudited)
Trade accounts receivable	$160,519	$141,469
Unbilled revenues	25,889	20,561
Allowance for doubtful accounts	(5,038)	(4,405)

Total	$181,370	$157,625

4. INVENTORY

A summary of inventory as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012	May 31, 2012
	(unaudited)
Raw materials	$2,983	$3,529
Work in progress	972	937
Finished goods	22,619	20,520

Total	$26,574	$24,986

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012	May 31, 2012
	(unaudited)
Land	$2,232	$1,285
Buildings and leasehold improvements	16,951	15,095
Machinery and equipment	134,837	121,533
Furniture and fixtures	2,612	2,246
Computers and computer software	8,501	7,980
Automobiles	3,946	2,624
Construction in progress	4,025	1,912

Total	173,104	152,675
Accumulated depreciation and amortization	(101,860)	(90,634)

Property, plant and equipment, net	$71,244	$62,041

6. ASSETS HELD FOR SALE

Assets held for sale of $5.8 million pertains to two parcels of land in or around Houston. The largest parcel is 50 acres purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location and recognized a $1.7 million asset write-down of pre-construction building costs and capitalized interest. The properties are being actively marketed using the services of a broker.

7. INTANGIBLE ASSETS

A summary of intangible assets as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012			May 31, 2012
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,684	$(3,179)	$20,505	$12,198	$(1,973)	$10,225
Non-compete agreements	3,469	(3,084)	385	3,136	(2,844)	292
Trade names	2,962	(282)	2,680	2,962	(207)	2,755
Technology	5,112	(900)	4,212	5,112	(634)	4,478
Licenses	664	—	664	758	—	758

Total	$35,891	$(7,445)	$28,446	$24,166	$(5,658)	$18,508

Amortization expense for the three months ended November 30, 2012 and 2011 was $1.0 million and $0.5 million, respectively. Amortization expense for the six months ended November 30, 2012 and 2011 was $1.7 million and $1.0 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012	May 31, 2012
	(unaudited)
Payroll and other compensation expenses	$28,983	$27,871
Insurance accruals	5,566	4,388
Property, sales and other non-income related taxes	3,705	1,966
Other	7,429	4,267

Total	$45,683	$38,492

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our banking credit facility (the “Credit Facility”) with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At November 30, 2012, we were in compliance with all financial covenants of the Credit Facility. All debt is long term.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2012 and 2011, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2012	2011	2012	2011	2012	2011	2012	2011
Euro denominated long-term debt	$(536)	$1,315	$—	$—	$(648)	$1,281	$—	$—

Total	$(536)	$1,315	$—	$—	$(648)	$1,281	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At November 30, 2012, the €12.3 million borrowing had a U.S. Dollar value of $16.0 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2012			May 31, 2012
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$2,030	Liability	Long-term debt	$2,678

Total			$2,030			$2,678

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $15.3 million at November 30, 2012 and $13.5 million at May 31, 2012. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

10. FAIR VALUE MEASUREMENTS

As defined in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2012
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Euro denominated long-term debt	$—	$2,030	$—	$2,030

Net liabilities	$—	$2,030	$—	$2,030

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2012, there were approximately 1.7 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. There are 7,020,000 shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.1 million and $2.6 million for the six months ended November 30, 2012 and 2011, respectively. The tax benefit related to share-based compensation was $2.0 million and $0.6 million for the six months ended November 30, 2012 and 2011, respectively. At November 30, 2012, $9.6 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 3.0 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the six months ended November 30, 2012. Compensation expense related to stock options was $0.8 million for the six months ended November 30, 2011. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the six months ended November 30, 2012 and 2011 are summarized below:

	Six Months Ended November 30, 2012		Six Months Ended November 30, 2011
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,562	$18.95	1,856	$17.81
Changes during the period:
Granted	—	$—	—	$—
Exercised	(258)	$13.17	(89)	$7.53
Cancelled	—	$—	(5)	$27.21
Expired	—	$—	(9)	$30.33

Shares under option, end of period	1,304	$20.09	1,753	$18.26
Exercisable at end of period	1,304	$20.09	1,742	$18.18

Options exercisable at November 30, 2012 had a weighted-average remaining contractual life of 3.9 years. For total options outstanding at November 30, 2012, the range of exercise prices and remaining contractual lives are as follows (unaudited):

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$0.00 to $3.21	—	$—	—
$3.22 to $6.41	2	$4.13	0.6
$6.42 to $9.62	207	$8.62	2.2
$9.63 to $12.82	157	$11.10	3.2
$12.83 to $16.03	363	$14.69	3.6
$16.04 to $32.05	575	$30.14	4.9

	1,304	$20.09	3.9

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $1.8 million and $1.6 million for the six months ended November 30, 2012 and 2011. Transactions involving our stock units and director stock grants during the six months ended November 30, 2012 and 2011 are summarized below:

	Six Months Ended November 30, 2012		Six Months Ended November 30, 2011
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	342	$21.73	310	$19.80
Changes during the period:
Granted	141	$32.81	140	$25.16
Vested and settled	(142)	$22.54	(100)	$20.57
Cancelled	(8)	$21.84	(3)	$20.96

Stock and stock units, end of period	333	$26.07	347	$21.73

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.3 million and $0.2 million for the six months ended November 30, 2012 and 2011. Transactions involving our performance awards during the six months ended November 30, 2012 and 2011 are summarized below:

	Six Months Ended November 30, 2012		Six Months Ended November 30, 2011
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	65	$21.86	61	$20.33
Changes during the period:
Granted	19	$32.89	24	$25.16
Vested and settled	(27)	$22.04	(20)	$21.14
Cancelled	—	$—	—	$—

Performance awards, end of period	57	$25.45	65	$21.86

12. OTHER COMPREHENSIVE INCOME

A summary of other comprehensive income included within shareholders’ equity as of November 30, 2012 and May 31, 2012 is as follows (in thousands):

	November 30, 2012	May 31, 2012
	(unaudited)
Foreign currency translation adjustments	$(331)	$(4,593)
Foreign currency hedge	2,030	2,678
Tax provision on other comprehensive income	(1,048)	(672)

Total	$651	$(2,587)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Six Months Ended November 30, 2012			Six Months Ended November 30, 2011
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$4,290	$(629)	$3,661	$(6,330)	$1,294	$(5,036)
Foreign currency hedge	(648)	253	(395)	1,281	(499)	782

	$3,642	$(376)	$3,266	$(5,049)	$795	$(4,254)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2012, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we have agreed to develop and implement an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. In November 2012, we were assessed a fine of $200,000 and placed on probation for a term of five years.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting, field valve repair and other mechanical services. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services. The market for their services is principally dictated by the population of industrial facilities, pipelines and related equipment. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations share the same chief operating decision maker and both divisions are supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$137,188	$110,204	$250,242	$202,520
Canada	43,615	30,922	78,701	64,797
Europe	8,666	9,337	15,366	16,887
Other foreign countries	11,179	7,810	17,831	15,162

Total	$200,648	$158,273	$362,140	$299,366

	November 30, 2012	May 31, 2012
	(unaudited)
Total Assets
United States	$340,615	$296,240
Canada	69,993	60,334
Europe	32,841	30,352
Other foreign countries	25,281	16,862

Total	$468,730	$403,788

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $2.6 million at November 30, 2012 and $1.8 million at May 31, 2012.

Revenues from the joint venture not reflected in our consolidated revenues were $9.0 million and $7.6 million for the six months ended November 30, 2012 and 2011, respectively.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for designated hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. The exchange rate has remained constant since May 2010. Consequently, we recognized no gains or losses for the six months ended November 30, 2012 and 2011 related to the Venezuelan currency. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At November 30, 2012, our Venezuelan subsidiary had $2.7 million of net assets, consisting primarily of Bolivar denominated receivables of approximately $3.0 million.

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

General Description of Business

We are a leading provider of specialty maintenance and inspection services required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in heavy industries. We offer an array of complementary services including:

•	Inspection and Assessment

•	Field Heat Treating

•	Leak Repair

•	Fugitive Emissions Control

•	Hot Tapping

•	Field Machining

•	Technical Bolting

•	Field Valve Repair

•	Heat Exchanger and Maintenance

•	Isolation Test Plugging

•	Pipeline Integrity Management

We offer these services in over 125 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

We operate in only one segment—the industrial services segment. Within the industrial services segment, we are organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting, field valve repair and other mechanical services. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers.

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Revenues. Our revenues for the three months ended November 30, 2012 were $200.6 million compared to $158.3 million for the three months ended November 30, 2011, an increase of $42.3 million or 27%. Organic revenue growth in the quarter was $37.2 million, or 24%, while acquired revenue was $5.1 million. Revenues for our TCM division for the three months ended November 30, 2012 were $124.5 million compared to $91.0 million for the three months ended November 30, 2011, an increase of $33.5 million or 37%. TCM growth was primarily driven by increased demand for inspection and assessment services, which totaled $95 million and grew more than 40% in the quarter compared to the same quarter of fiscal 2012. Revenues for our TMS division for the three months ended November 30, 2012 were $76.2 million compared to $67.3 million for the three months ended November 30, 2011, an increase of $8.9 million or 13%. TMS revenue growth was driven by robust demand for turnaround services, which were up over 30% in the quarter.

Gross margin. Our gross margin for the three months ended November 30, 2012 was $62.5 million compared to $50.4 million for the three months ended November 30, 2011, an increase of $12.1 million or 24%. Gross margin as a percentage of revenue was 31% for the three months ended November 30, 2012 compared to 32% for the three months ended November 30, 2011. About half of the decline in gross margin percentage was due to businesses acquired in the quarter, which had substantially lower margins than our legacy businesses. The rest of the decline is due to a changing project mix, compared to the prior year quarter. We do not believe the decline in margins in the quarter is indicative of any trend.

Selling, general and administrative expenses. Our SG&A expenses for the three months ended November 30, 2012 were $39.9 million compared to $33.8 million for the three months ended November 30, 2011, an increase of $6.1 million or 18%. As a percentage of revenues, SG&A expenses were 20% in the current year quarter, down from 21% in the prior year quarter, due to the leverage of revenue growth.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008 to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended November 30, 2012 and November 30, 2011 were $4.5 million and $3.6 million, respectively. Our share of the earnings from the joint venture were $0.5 million for the three months ended November 30, 2012 and $0.4 million for the three months ended November 30, 2011.

Interest. Interest expense was $0.7 million for the three months ended November 30, 2012 compared to $0.6 million for the three months ended November 30, 2011.

Foreign currency (gain) loss. There were $0.1 million currency transaction losses for the three months ended November 30, 2012 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction gains were $0.1 million for the three months ended November 30, 2011.

Taxes. The provision for income tax was $8.2 million on pre-tax income of $22.2 million for the three months ended November 30, 2012 compared to the provision for income tax of $6.2 million on pre-tax income of $16.6 million for the three months ended November 30, 2011. The effective tax rate for the three months ended November 30, 2012 was 37% compared to 38% for the three months ended November 30, 2011.

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Revenues. Our revenues for the six months ended November 30, 2012 were $362.1 million compared to $299.4 million for the six months ended November 30, 2011, an increase of $62.7 million or 21%. Revenues for our TCM division for the six months ended November 30, 2012 were $220.7 million compared to $168.0 million for the six months ended November 30, 2011, an increase of $52.7 million or 31%. Most of the TCM revenue growth came from the strong demand for inspection and assessment services, which increased 40% year over year to $173 million. Revenues for our TMS division for the six months ended November 30, 2012 were $141.5 million compared to $131.4 million for the six months ended November 30, 2011, an increase of $10.1 million or 8%.

Gross margin. Our gross margin for the six months ended November 30, 2012 was $112.0 million compared to $94.9 million for the six months ended November 30, 2011, an increase of $17.1 million or 18%. Gross margin as a percentage of revenue was 31% for the six months ended November 30, 2012 compared to 32% for the six months ended November 30, 2011. The overall decline in year to date gross margin was primarily related to the very strong margins achieved in the first quarter of fiscal 2012, coupled with the lower margins associated with businesses acquired in the second quarter of fiscal 2013. We do not believe the decline in gross margins for the first half is indicative of any trends.

Selling, general and administrative expenses. Our SG&A expenses for the six months ended November 30, 2012 were $77.0 million compared to $66.9 million for the six months ended November 30, 2011, an increase of $10.1 million or 15%. As a percentage of revenues, SG&A expenses were 21% in the current year to date period, down from 22% in the prior year to date period, due to the leverage of revenue growth.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the six months ended November 30, 2012 and 2011 were $9.0 million and $7.6 million, respectively. Our share of the earnings from the joint venture were $0.9 million and $0.8 million for the six months ended November, 2012 and 2011, respectively.

Interest. Interest expense was $1.3 million for the six months ended November 30, 2012 compared to $1.2 million for the six months ended November 30, 2011.

Foreign currency (gain) loss. There were $0.2 million currency transaction losses for the six months ended November 30, 2012 primarily related to fluctuations between the Euro and U.S. Dollar. Foreign currency transaction losses were $0.2 million for the six months ended November 30, 2011.

Taxes. The provision for income tax was $12.7 million on pre-tax income of $34.4 million for the six months ended November 30, 2012 compared to the provision for income tax of $10.3 million on pre-tax income of $27.5 million for the six months ended November 30, 2011. The effective tax rate for the six months ended November 30, 2012 was 37% compared to 38% for the six months ended November 30, 2011.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2012) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At November 30, 2012, we were in compliance with all covenants of the Credit Facility. At November 30, 2012, we had $34.5 million of cash on hand and approximately $29 million of available borrowing capacity through our Credit Facility.

Restrictions on cash. Included in our cash and cash equivalents at November 30, 2012, is $0.3 million of cash in Venezuela and $14.2 million of cash in foreign subsidiaries where earnings are deemed permanently reinvested. Repatriation of cash from these foreign subsidiaries, if deemed to be a dividend for tax purposes, would result in estimated adverse tax consequences of approximately $1.1 million. While not legally restricted from repatriating this cash, we consider all earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary.

Cash flows attributable to our operating activities. For the six months ended November 30, 2012, cash provided by operating activities was $19.7 million. Positive operating cash flow was primarily attributable to net income of $21.7 million, depreciation and amortization of $9.7 million, deferred taxes of $2.0 million, and non-cash compensation cost of $2.1 million offset by an $15.2 million increase in working capital.

Cash flows attributable to our investing activities. For the six months ended November 30, 2012, cash used in investing activities was $30.8 million, consisting primarily of $12.7 million of capital expenditures and $18.1 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the six months ended November 30, 2012, cash provided by financing activities was $22.9 million consisting primarily of $19.0 million of borrowings related to our Credit Facility and $3.4 million related to issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the six months ended November 30, 2012, the effect of exchange rate changes on cash was a positive $0.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2012, the exchange rate with the Euro increased from $1.24 per Euro to $1.30 per Euro, an increase of 5%. During the same period, the exchange rate with the Canadian Dollar increased from $0.97 per Canadian Dollar to $1.01 per Canadian Dollar, an increase of 4%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation gains in other comprehensive income were $4.3 million for the six months ended November 30, 2012.

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

At November 30, 2012, our Venezuelan subsidiary had $2.7 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.3 million.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

ITEM 4.	CONTROLS AND PROCEDURES

Limitations on effectiveness of control. Our management, including the principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2012, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of our fiscal year ending May 31, 2013.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2012, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we have agreed to develop and implement an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. In November 2012, we were assessed a fine of $200,000 and placed on probation for a term of five years.

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

NONE

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

TEAM, INC. (Registrant)

Date: January 8, 2013	/S/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)