Form 10-Q
period 2013-02-28
TEAM INC
filed 2013-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-08604

TEAM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13131 Dairy Ashford, Suite 600, Sugar Land, Texas	77478
(Address of Principal Executive Offices)	(Zip Code)

(281) 331-6154

(Registrant’s Telephone Number, Including Area Code)

200 Hermann Drive, Alvin, Texas 77511

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,587,808 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of April 1, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2013	May 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,422	$22,477
Receivables, net of allowance of $5,352 and $4,405	154,974	157,625
Inventory	26,811	24,986
Prepaid income taxes	4,588	—
Deferred income taxes	4,660	5,157
Prepaid expenses and other current assets	6,643	8,430

Total current assets	234,098	218,675
Property, plant and equipment, net	72,503	62,041
Assets held for sale	5,757	5,830
Intangible assets, net of accumulated amortization of $8,118 and $5,658	26,899	18,508
Goodwill	104,787	95,002
Other assets, net	2,834	3,081
Deferred income taxes	259	651

Total assets	$447,137	$403,788

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,805	$18,427
Other accrued liabilities	37,935	38,492
Income taxes payable	1,396	4,737
Deferred income taxes	107	—

Total current liabilities	55,243	61,656
Deferred income taxes	15,563	11,259
Long-term debt	89,063	85,872
Other long-term liabilities	6,661	—

Total liabilities	166,530	158,787

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 20,586,397 and 19,954,996 shares issued	6,175	5,985
Additional paid-in capital	98,357	85,801
Retained earnings	173,011	152,049
Accumulated other comprehensive income (loss)	(878)	(2,587)
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Team shareholders’ equity	275,321	239,904
Non-controlling interest	5,286	5,097

Total equity	280,607	245,001

Total liabilities and equity	$447,137	$403,788

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues	$150,975	$136,523	$513,115	$435,889
Operating expenses	112,084	99,920	362,224	304,393

Gross margin	38,891	36,603	150,891	131,496
Selling, general and administrative expenses	38,278	33,210	115,280	100,116
Earnings (loss) from unconsolidated affiliates	(4)	63	862	911

Operating income	609	3,456	36,473	32,291
Interest expense, net	743	619	2,019	1,769
Foreign currency loss (gain)	729	(90)	917	74

Earnings (loss) before income taxes	(863)	2,927	33,537	30,448
Less: Provision for income taxes	(319)	946	12,409	11,266

Net income (loss)	(544)	1,981	21,128	19,182
Less: Income (loss) attributable to non-controlling interest	(9)	(30)	166	35

Net income (loss) available to Team shareholders	$(535)	$2,011	$20,962	$19,147

Net income (loss) per share: Basic	$(0.03)	$0.10	$1.04	$0.98
Net income (loss) per share: Diluted	$(0.03)	$0.10	$0.99	$0.93

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income (loss)	$(544)	$1,981	$21,128	$19,182
Foreign currency translation adjustment	(1,985)	3,293	2,305	(3,037)
Foreign currency hedge	(143)	(117)	(791)	1,164
Tax provision attributable to other comprehensive income	594	(754)	218	41

Total comprehensive income (loss)	(2,078)	4,403	22,860	17,350
Less: Total comprehensive income (loss) attributable to non-controlling interest	(14)	2	189	33

Total comprehensive income (loss) available to Team shareholders	$(2,064)	$4,401	$22,671	$17,317

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$21,128	$19,182
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(862)	(911)
Depreciation and amortization	14,454	12,913
Amortization of deferred loan costs	167	228
Foreign currency loss	917	74
Deferred income taxes	5,475	2,135
Write-down of fixed assets	73	—
Non-cash compensation cost	3,022	3,518
(Increase) decrease:
Receivables	6,675	7,554
Inventory	(1,675)	(2,170)
Prepaid expenses and other current assets	2,596	2,056
Increase (decrease):
Accounts payable	(3,528)	(7,150)
Other accrued liabilities	(2,796)	(229)
Income taxes	(7,430)	(4,572)

Net cash provided by operating activities	38,216	32,628

Cash flows from investing activities:
Capital expenditures	(18,803)	(15,825)
Business acquisitions, net of cash acquired	(18,589)	(19,351)
Proceeds from sale of assets	15	220
Distributions from joint venture	1,000	800
Decrease in other assets, net	55	13

Net cash used in investing activities	(36,322)	(34,143)

Cash flows from financing activities:
Borrowings under revolving credit agreement, net	2,400	13,710
Payments related to term and auto notes	—	(236)
Debt issuance costs	—	(799)
Corporate tax effect from share-based payment arrangements	3,002	1,195
Issuance of common stock from share-based payment arrangements	8,242	2,227
Payments related to withholding tax for share-based payment arrangements	(1,517)	(853)

Net cash provided by financing activities	12,127	15,244
Effect of exchange rate changes on cash	(76)	(347)

Net increase in cash and cash equivalents	13,945	13,382
Cash and cash equivalents at beginning of period	22,477	14,078

Cash and cash equivalents at end of period	$36,422	$27,460

See accompanying notes to unaudited consolidated condensed financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Prior to January 3, 2012 our stock was traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TISI”. Beginning January 3, 2012 our stock is now traded on the New York Stock Exchange (“NYSE”) under the same symbol. Our fiscal year ends on May 31 of each calendar year.

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

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Leasehold improvements	2-15 years
Machinery and equipment	2-12 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

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

There was $104.8 million and $95.0 million of goodwill at February 28, 2013 and May 31, 2012, respectively. A summary of goodwill is as follows (in thousands):

	Nine Months Ended February 28, 2013
	(unaudited)
	TCM Division	TMS Division	Total
Balance at May 31, 2012	$75,131	$19,871	$95,002
Acquisition and purchase price adjustments	9,950	(1,222)	8,728
Foreign currency adjustments	492	565	1,057

Balance at February 28, 2013	$85,573	$19,214	$104,787

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. The amount of earned but unbilled revenue included in accounts receivable was $20.6 million at February 28, 2013 and May 31, 2012.

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

Amounts used in basic and diluted earnings per share, for the three and nine months ended February 28, 2013 and February 29, 2012, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Weighted-average number of basic shares outstanding	20,387	19,733	20,104	19,610
Stock options, stock units and performance awards	753	792	770	757
Assumed conversion of non-controlling interest	171	203	204	233

Total shares and dilutive securities	21,311	20,728	21,078	20,600

There were zero and 578,000 options to purchase shares of common stock outstanding during the three month periods ended, February 28, 2013 and February 29, 2012, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were 1,000 and 643,000 options to purchase shares of common stock outstanding during the nine month periods ended February 28, 2013 and February 29, 2012, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

2. ACQUISITIONS

In August 2012, Team’s subsidiary, Quest Integrity Group (“Quest”), acquired a specialty remote digital video inspection company based in New Zealand for approximately $3.0 million. Based upon the substantially completed purchase price allocation, we have recorded $0.7 million in fixed assets, $1.1 million in intangible assets classified as customer relationships, $0.3 million in intangible assets classified as non-compete agreements and $0.9 million in goodwill. In September 2012, Team also acquired the common stock of TCI Services, Inc. (“TCI”) for approximately $24.1 million of which $16.5 million was cash paid and $7.6 million was deferred payments. TCI is a company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. Based upon the substantially completed purchase price allocation associated with the acquisition of TCI, we have recorded $4.1 million in net working capital, $2.6 million in fixed assets, $6.7 million in intangible assets classified as customer relationships, $1.1 million in intangible assets classified as trade name, $9.6 million in goodwill, $1.0 million in other current liabilities and $6.6 million in other long-term liabilities. The $1.0 million in other current liabilities and $6.6 million in other long-term liabilities represent future consideration to be paid of which $3.0 million is an estimate of contingent payments to be made based upon the future performance criteria of TCI. The combined unaudited annual revenues for both acquired businesses are approximately $24 million in their most recently completed fiscal years and the total consideration for both was approximately $27 million, subject to adjustments for working capital true-ups and the future performance of the businesses. As a result of the two business acquisitions, we expect to be able to deduct $6.7 million of the goodwill recognized for tax purposes.

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million which were recorded as $1.2 million in net working capital, $3.0 million in fixed assets, $7.5 million in intangible assets classified as customer relationships and $7.7 million in goodwill. Both acquisitions were financed through borrowings on our banking credit facility. We performed purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. We completed a final valuation report of intangibles and goodwill associated with these transactions during the first half of fiscal year 2013. The final purchase price allocation associated with both of these transactions did not result in material adjustments and, accordingly, no retrospective adjustments were made in the accompanying 2012 financial statements.

On November 3, 2010, we purchased Quest, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest and expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest at the date of acquisition was $4.9 million, which is reflected in the equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	362
Other comprehensive income attributable to non-controlling interest	7

Carrying value of non-controlling interest at February 28, 2013	$5,286

3. RECEIVABLES

A summary of accounts receivable as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013	May 31, 2012
	(unaudited)
Trade accounts receivable	$139,757	$141,469
Unbilled revenues	20,569	20,561
Allowance for doubtful accounts	(5,352)	(4,405)

Total	$154,974	$157,625

4. INVENTORY

A summary of inventory as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013	May 31, 2012
	(unaudited)
Raw materials	$3,253	$3,529
Work in progress	948	937
Finished goods	22,610	20,520

Total	$26,811	$24,986

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013	May 31, 2012
	(unaudited)
Land	$3,112	$1,285
Buildings and leasehold improvements	18,017	15,095
Machinery and equipment	133,738	121,533
Furniture and fixtures	2,668	2,246
Computers and computer software	8,600	7,980
Automobiles	3,856	2,624
Construction in progress	4,848	1,912

Total	174,839	152,675
Accumulated depreciation and amortization	(102,336)	(90,634)

Property, plant and equipment, net	$72,503	$62,041

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

7. INTANGIBLE ASSETS

A summary of intangible assets as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013			May 31, 2012
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$21,462	$(3,559)	$17,903	$12,198	$(1,973)	$10,225
Non-compete agreements	3,719	(3,164)	555	3,136	(2,844)	292
Trade names	4,075	(362)	3,713	2,962	(207)	2,755
Technology	5,112	(1,033)	4,079	5,112	(634)	4,478
Licenses	649	—	649	758	—	758

Total	$35,017	$(8,118)	$26,899	$24,166	$(5,658)	$18,508

Amortization expense for the three months ended February 28, 2013 and February 29, 2012 was $0.8 million and $0.9 million, respectively. Amortization expense for the nine months ended February 28, 2013 and February 29, 2012 was $2.5 million and $2.0 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013	May 31, 2012
	(unaudited)
Payroll and other compensation expenses	$23,942	$27,871
Insurance accruals	4,925	4,388
Property, sales and other non-income related taxes	1,508	1,966
Other	7,560	4,267

Total	$37,935	$38,492

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2011, we renewed our banking credit facility (the “Credit Facility”) with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2013) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are amortized over the life of the Credit Facility. At February 28, 2013, we were in compliance with all financial covenants of the Credit Facility. All debt is long term.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Euro denominated long-term debt	$(143)	$(117)	$—	$—	$(791)	$1,164	$—	$—

Total	$(143)	$(117)	$—	$—	$(791)	$1,164	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At February 28, 2013, the €12.3 million borrowing had a U.S. Dollar value of $16.1 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 28, 2013			May 31, 2012
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,887	Liability	Long-term debt	$2,678

Total			$1,887			$2,678

In order to secure our insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $15.3 million at

February 28, 2013 and $13.5 million at May 31, 2012. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 28, 2013
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Euro denominated long-term debt	$—	$1,887	$—	$1,887

Net liabilities	$—	$1,887	$—	$1,887

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2013, there were approximately 1.4 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. There are 7,020,000 shares cumulatively authorized to be issued under our stock incentive plans. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.0 million and $3.5 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. The tax benefit related to share-based compensation was $3.0 million and $1.2 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. At February 28, 2013, $8.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.9 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the nine months ended February 28, 2013. Compensation expense related to stock options was $0.8 million for the nine months ended February 29, 2012. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the nine months ended February 28, 2013 and February 29, 2012 are summarized below:

	Nine months Ended February 28, 2013		Nine Months Ended February 29, 2012
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,562	$18.95	1,856	$17.81
Changes during the period:
Granted	—	$—	—	$—
Exercised	(508)	$16.23	(217)	$10.27
Cancelled	—	$—	(2)	$30.33
Expired	—	$—	(10)	$30.33

Shares under option, end of period	1,054	$20.25	1,627	$18.73
Exercisable at end of period	1,054	$20.25	1,623	$18.70

Options exercisable at February 28, 2013 had a weighted-average remaining contractual life of 3.7 years. For total options outstanding at February 28, 2013, the range of exercise prices and remaining contractual lives are as follows (unaudited):

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$6.42 to $9.62	122	$8.92	2.2
$9.63 to $12.82	157	$11.10	2.9
$12.83 to $16.03	308	$14.56	3.3
$16.04 to $32.05	467	$30.05	4.6

	1,054	$20.25	3.7

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $2.6 million and $2.3 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Transactions involving our stock units and director stock grants during the nine months ended February 28, 2013 and February 29, 2012 are summarized below:

	Nine Months Ended February 28, 2013		Nine Months Ended February 29, 2012
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	342	$21.73	310	$19.80
Changes during the period:
Granted	141	$32.81	159	$24.78
Vested and settled	(142)	$22.54	(119)	$20.80
Cancelled	(8)	$22.40	(5)	$21.19

Stock and stock units, end of period	333	$26.07	345	$21.73

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.4 million for the nine months ended February 28, 2013 and February 29, 2012. Transactions involving our performance awards during the nine months ended February 28, 2013 and February 29, 2012 are summarized below:

	Nine Months Ended February 28, 2013		Nine Months Ended February 29, 2012
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	65	$21.86	61	$20.33
Changes during the period:
Granted	19	$32.89	24	$25.16
Vested and settled	(27)	$22.04	(20)	$21.14
Cancelled	—	$—	—	$—

Performance awards, end of period	57	$25.45	65	$21.86

12. OTHER COMPREHENSIVE INCOME

A summary of other comprehensive income included within shareholders’ equity as of February 28, 2013 and May 31, 2012 is as follows (in thousands):

	February 28, 2013	May 31, 2012
	(unaudited)
Foreign currency translation adjustments	$(2,311)	$(4,593)
Foreign currency hedge	1,887	2,678
Tax provision on other comprehensive income	(454)	(672)

Total	$(878)	$(2,587)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Nine Months Ended February 28, 2013			Nine Months Ended February 29, 2012
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$2,305	$(91)	$2,214	$(3,037)	$494	$(2,543)
Foreign currency hedge	(791)	309	(482)	1,164	(453)	711

	$1,514	$218	$1,732	$(1,873)	$41	$(1,832)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2013, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we developed and are now implementing an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. In November 2012, we were assessed a fine of $200,000 and placed on probation for a term of five years.

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

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$116,155	$99,132	$366,397	$301,652
Canada	19,946	22,927	98,647	87,724
Europe	8,220	9,672	23,586	26,559
Other foreign countries	6,654	4,792	24,485	19,954

Total	$150,975	$136,523	$513,115	$435,889

	February 28, 2013	May 31, 2012
	(unaudited)
Total Assets
United States	$324,801	$296,240
Canada	65,081	60,334
Europe	32,461	30,352
Other foreign countries	24,794	16,862

Total	$447,137	$403,788

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.6 million at February 28, 2013 and $1.8 million at May 31, 2012. Revenues from the joint venture not reflected in our consolidated revenues were $11.0 million and $9.5 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for designated hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. Prior to February 2013, we were using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. In February 2013, the Venezuelan government announced a devaluation in its currency and created a new official exchange rate of 6.30 Bolivars per U.S. Dollar. As a result of the currency devaluation, we recognized a $0.6 million pre-tax foreign currency loss for the three months ended February 28, 2013. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At February 28, 2013, our Venezuelan subsidiary had $2.8 million of net assets, consisting primarily of Bolivar denominated receivables of approximately $2.6 million.

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

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Revenues. Our revenues for the three months ended February 28, 2013 were $151.0 million compared to $136.5 million for the three months ended February 29, 2012, an increase of $14.5 million or 11%. Revenues for our TCM division for the three months ended February 28, 2013 were $91.4 million compared to $76.6 million for the three months ended February 29, 2012, an increase of $14.8 million or 19%. TCM growth was primarily driven by increased demand for inspection and assessment services, which totaled $71 million and grew more than 25% in the quarter compared to the same quarter of fiscal 2012, including $6.4 million of revenues attributable to acquisitions. Revenues for our TMS division for the three months ended February 28, 2013 were $59.5 million compared to $59.9 million for the three months ended February 29, 2012, a decrease of $0.4 million or 1%. Overall revenue growth in the third quarter was negatively impacted by declines in revenue in Canada and Europe of approximately 14%, or $4 million, compared to the same quarter last year. Our Canadian business units accounted for about $3 million of the decline, principally as a result of a softening in TMS project activity in the Canadian oil sands region of northern Alberta.

Gross margin. Our gross margin for the three months ended February 28, 2013 was $38.9 million compared to $36.6 million for the three months ended February 29, 2012, an increase of $2.3 million or 6%. Gross margin as a percentage of revenue was 26% for the three months ended February 28, 2013 compared to 27% for the three months ended February 29, 2012. The reduction in our gross margin in the third quarter was almost entirely attributable to lower margins in our Canadian business units due to underutilization of human resources during a period of declining revenues.

Selling, general and administrative expenses. Our SG&A expenses for the three months ended February 28, 2013 were $38.3 million compared to $33.2 million for the three months ended February 29, 2012, an increase of $5.1 million or 15%. As a percentage of revenues, SG&A expenses were 25% in the current year quarter, up from 24% in the prior year quarter. The increase in SG&A expenses as a percentage of revenues was primarily attributable to business development costs in the period.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008 to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the three months ended February 28, 2013 and February 29, 2012 were $2.1 million and $1.9 million, respectively. Our share of the earnings from the joint venture was $0.0 million for the three months ended February 28, 2013 and $0.1 million for the three months ended February 29, 2012.

Interest. Interest expense was $0.7 million for the three months ended February 28, 2013 compared to $0.6 million for the three months ended February 29, 2012.

Foreign currency loss (gain). There were $0.7 million currency transaction losses for the three months ended February 28, 2013 compared to $0.1 million in foreign currency transaction gains for the three months ended February 29, 2012. Currency transaction losses in the current period are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We account for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations. Due to the recent devaluation of the Bolivar in February 2013, we recorded a $0.6 million foreign currency loss during the three months ended February 28, 2013.

Taxes. The provision for income tax was a benefit of $0.3 million on a pre-tax loss of $0.9 million for the three months ended February 28, 2013 compared to the provision for income tax of $0.9 million on pre-tax income of $2.9 million for the three months ended February 29, 2012. The effective tax rate for the three months ended February 28, 2013 was 37% compared to 32% for the three months ended February 29, 2012. The difference in the effective tax rates primarily relates to the income tax rates applicable in the geographical jurisdiction in which the income is earned and tax attributes related to the exercise of stock options.

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Revenues. Our revenues for the nine months ended February 28, 2013 were $513.1 million compared to $435.9 million for the nine months ended February 29, 2012, an increase of $77.2 million or 18%. Revenues for our TCM division for the nine months ended February 28, 2013 were $312.1 million compared to $244.6 million for the nine months ended February 29, 2012, an increase of $67.5 million or 28%. Most of the TCM revenue growth came from the strong demand for inspection and assessment services, which increased 35% year over year to $243.5 million. Revenues for our TMS division for the nine months ended February 28, 2013 were $201.0 million compared to $191.3 million for the nine months ended February 29, 2012, an increase of $9.7 million or 5%.

Gross margin. Our gross margin for the nine months ended February 28, 2013 was $150.9 million compared to $131.5 million for the nine months ended February 29, 2012, an increase of $19.4 million or 15%. Gross margin as a percentage of revenue was 29% for the nine months ended February 28, 2013 compared to 30% for the nine months ended February 29, 2012.

Selling, general and administrative expenses. Our SG&A expenses for the nine months ended February 28, 2013 were $115.3 million compared to $100.1 million for the nine months ended February 29, 2012, an increase of $15.2 million or 15%. As a percentage of revenues, SG&A expenses were 22% in the current year to date period and 23% in the prior year to date period.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the nine months ended February 28, 2013 and February 29, 2012 were $11.0 million and $9.5 million, respectively. Our share of the earnings from the joint venture were $0.9 million for the nine months ended February 28, 2013 and February 29, 2012.

Interest. Interest expense was $2.0 million for the nine months ended February 28, 2013 compared to $1.8 million for the nine months ended February 29, 2012.

Foreign currency loss. There were $0.9 million currency transaction losses for the nine months ended February 28, 2013 compared to losses of $0.1 million for the nine months ended February 29, 2012. Currency transaction losses in the current period are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We account for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations. Due to the recent devaluation of the Bolivar in February 2013, we recorded a $0.6 million foreign currency loss during the nine months ended February 28, 2013.

Taxes. The provision for income tax was $12.4 million on pre-tax income of $33.5 million for the nine months ended February 28, 2013 compared to the provision for income tax of $11.3 million on pre-tax income of $30.4 million for the nine months ended February 29, 2012. The effective tax rate was 37% for the nine months ended February 28, 2013 and February 29, 2012.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2013) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At February 28, 2013, we were in compliance with all covenants of the Credit Facility. At February 28, 2013, we had $36.4 million of cash on hand and approximately $46 million of available borrowing capacity through our Credit Facility. Our Credit Facility does not mature until July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage on our balance sheet.

Restrictions on cash. Included in our cash and cash equivalents at February 28, 2013, is $0.5 million of cash in Venezuela and $16.9 million of cash in foreign subsidiaries where earnings are deemed permanently reinvested. Repatriation of cash from these foreign subsidiaries, if deemed to be a dividend for tax purposes, would result in estimated adverse tax consequences of approximately $1.3 million. While not legally restricted from repatriating this cash, we consider all earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary.

Cash flows attributable to our operating activities. For the nine months ended February 28, 2013, cash provided by operating activities was $38.2 million. Positive operating cash flow was primarily attributable to net income of $21.1 million, depreciation and amortization of $14.5 million, deferred taxes of $5.5 million, and non-cash compensation cost of $3.0 million offset by a $6.2 million increase in working capital.

Cash flows attributable to our investing activities. For the nine months ended February 28, 2013, cash used in investing activities was $36.3 million, consisting primarily of $18.8 million of capital expenditures and $18.6 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the nine months ended February 28, 2013, cash provided by financing activities was $12.1 million consisting primarily of $2.4 million of borrowings related to our Credit Facility and $8.2 million related to issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the nine months ended February 28, 2013, the effect of exchange rate changes on cash was a negative impact of $0.1 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 28, 2013, the exchange rate with the Euro increased from $1.24 per Euro to $1.31 per Euro, an increase of 6%. During the same period, the exchange rate with the Canadian Dollar remained constant at $0.97 per Canadian Dollar. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation gains in other comprehensive income were $2.3 million for the nine months ended February 28, 2013.

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

At February 28, 2013, our Venezuelan subsidiary had $2.8 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (6.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.3 million.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2013, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of our fiscal year ending May 31, 2013.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2013, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we developed and are now implementing an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. In November 2012, we were assessed a fine of $200,000 and placed on probation for a term of five years.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 6 of our Annual Report on Form 10-K for the year ended May 31, 2012 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS—	XBRL Instance Document.

*101.SCH—	XBRL Taxonomy Schema Document.

*101.CAL—	XBRL Calculation Linkbase Document.

*101.DEF—	XBRL Definition Linkbase Document.

*101.LAB—	XBRL Label Linkbase Document.

*101.PRE—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: April 8, 2013	/S/ PHILIP J. HAWK
Philip J. Hawk
Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)