Form 10-K
period 2013-05-31
TEAM INC
filed 2013-08-12
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08604

TEAM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13131 Dairy Ashford, Suite 600, Sugar Land, Texas	77478
(Address of Principal Executive Offices)	(Zip Code)

(281) 331-6154

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.30 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates on November 30, 2012 was approximately $538 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $35.92.

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 20,589,041 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of July 29, 2013.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 27, 2013.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2013 Proxy Statement and are incorporated herein by reference. A copy of the 2013 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478.

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 14 to our audited consolidated financial statements). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services listed below.

Effective July 1, 2013, we implemented a reorganization of our business divisions and from that date forward we will conduct operations in three segments: Inspection and Heat Treating Services (“IHT”) Group, Mechanical Services (“MS”) Group and Quest Integrity Group. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both IHT Group and Quest Integrity Group. These services include basic and advanced non-destructive testing, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream) or during facility turnarounds or during new construction or expansion activities. We believe there is a general growth in market demand for these services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

Turnaround services are offered in both the IHT Group and in the MS Group (formerly TMS). These services represent project-related services and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds and as well as new industrial facility construction or expansion. Turnaround services includes the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of the MS Group and the Field Heat Treating services that are part of the IHT Group.

On-stream services are offered by the MS Group and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.

Our specific major service categories are:

TCM Division

•	Inspection and Assessment

•	Field Heat Treating

TMS Division

•	Leak Repair

•	Fugitive Emissions Control

•	Hot Tapping

•	Field Machining

•	Technical Bolting

•	Field Valve Repair

•	Heat Exchanger and Maintenance

•	Isolation Test Plugging

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

Narrative Description of Business

Inspection and Assessment Services. We offer inspection and evaluation of piping, piping components and equipment to determine the present condition and predict remaining operability. Our inspection services use all the common methods of non-destructive testing, including radiography, ultrasound, magnetic particle and dye penetrant, higher end robotic and newly developed advanced technology systems. Many of the visual inspection programs we provide require specialized training to industry and regulatory standards. Inspection services are marketed to our traditional industrial customer base, and customers outside our traditional customer base, such as the aerospace and automotive industries. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs which are designed to meet or exceed industry standards.

Through our subsidiary, Quest Integrity Group, LLC (“Quest Integrity”), we offer proprietary, technology-enabled in-line inspections of fired heaters, steam reformers and piping systems primarily in the process, power and pipeline industries. Additionally, Quest Integrity offers engineering assessment services associated with asset integrity, reliability management solutions and pipeline integrity management services. Effective July 1, 2013, with our new business alignment, Quest Integrity Group became a stand-alone business segment of Team.

Field Heat Treating Services. Our field heat treating services include electric resistance and gas-fired combustion, primarily utilized by industrial customers to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminants and moisture prior to welding and post-weld heat treatments to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving, to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used to expand metal parts for assembly or disassembly, expansion of large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

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

Fugitive Emissions Control Services. We provide fugitive volatile organic compound (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with the U.S. Environmental Protection Agency (“EPA”) and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

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

Field Machining Services and Technical Bolting Services. We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complementary service to field machining during plant shut downs or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance or expansion projects. Additional services include bolt disassembly and hot bolting, which is a process to remove and replace a bolt as the process is operating.

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

Heat Exchanger and Maintenance Services. We provide turnkey heat exchanger services that allows for blind to blind disassembly and re-assembly. Utilizing our expanding fleet of bundle extraction that allows us to pull and push the tube bundles, as well as field machining and bolting equipment, complete repairs can be made to minimize downtime using one contractor. A complete service allows us to unbolt the exchanger heads and remove the tube bundle for inspection and repair. We are certified by The National Board of Boiler and Pressure Vessel Inspectors to make welded code repairs when necessary to the many components that make up the assembly. Based on the inspection the bundle tubes can be replaced or plugged. Assembly of the exchanger is documented by our rigid quality control providing documented procedures and final “as assembled” bolted values.

Isolation and Test Plug Services. We provide isolation plugs to provide a mechanical block for flammable atmosphere to allow for pipe cutting and welding without having to purge the piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allows the customer to comply with American Society of Mechanical Engineers (“ASME”) hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.

Acquisitions

In August 2012, Team’s subsidiary, Quest Integrity, acquired a specialty remote digital video inspection company based in New Zealand for approximately $3.0 million in cash. Based upon the completed purchase price allocation, we have recorded $0.7 million in fixed assets, $1.1 million in intangible assets classified as customer relationships, $0.3 million in intangible assets classified as non-compete agreements and $0.9 million in goodwill. In September 2012, Team also acquired the common stock of TCI Services, Inc. (“TCI”) for approximately $23.2 million, of which $16.5 million was cash paid and $6.7 million was deferred payments. TCI is a company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. Based upon the completed purchase price allocation associated with the TCI acquisition, we recorded $4.1 million in net working capital, $2.6 million in fixed assets, $6.7 million in intangible assets classified as customer relationships, $1.1 million in intangible assets classified as trade name, $8.6 million in goodwill, $1.0 million in other current liabilities and $5.7 million in other long-term liabilities. The $1.0 million in other current liabilities and $5.7 million in other long-term liabilities represent future consideration to be paid, of which $1.9 million is an estimate of contingent payments to be made based upon the future performance criteria of TCI and the remainder is due in annual installments of $1.0 million beginning in September 2013. The combined unaudited annual revenues for both acquired businesses are approximately $24 million based upon their most recently completed fiscal years, and the total consideration for both was approximately $26 million, subject to adjustments for working capital true-ups and the future performance of the businesses. As a result of the two business acquisitions, we expect to be able to deduct $6.7 million of the goodwill recognized for tax purposes. Of the $8.6 million of TCI goodwill, $1.9 million is contingent consideration and will be considered deductible when paid.

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

On November 3, 2010, we purchased Quest Integrity, a privately held advanced inspection services and engineering assessment company. We effectively purchased 95% of Quest Integrity and expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in unregistered shares of our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest Integrity at the date of acquisition was $4.9 million, which is reflected in the equity section of the Consolidated Balance Sheet as “Non-controlling interest.”

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	474
Other comprehensive income attributable to non-controlling interest	(7)

Carrying value of non-controlling interest at May 31, 2013	$5,384

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

Employees

At May 31, 2013, we had approximately 4,200 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good.

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

Intellectual Property

We are the holder of various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, our recently acquired subsidiary, Quest Integrity, has significant trade secrets and intellectual property pertaining to its in-line inspection tool technologies. This subsidiary was acquired in fiscal year 2011 and a significant amount of the purchase price was allocated to these intangible assets (See Note 2).

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

Our internet website address is www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board of Directors’ (the “Board”) committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478.

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

Our growth strategy entails risk for investors. We intend to continue to pursue acquisitions in, or complementary to, the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through attractive acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other businesses that enhance our services or geographic scope. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

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

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At May 31, 2013, we had approximately 4,200 employees approximately 700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

New regulations related to conflict-free minerals may cause us to incur additional expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries “DRC”. The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

We own several facilities used in our operations. Our 88,000 square foot facility in Alvin, Texas consists of our primary training facility and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 30,000 square foot manufacturing facility in Houston, Texas and an 11,000 square foot equipment distribution facility in Pearland, Texas. We also own offices for our branch service locations in the following areas:

•	Beaumont, Texas (27,000 square feet)

•	Pasadena, Texas (27,000 square feet)

•	Tulsa, Oklahoma (23,000 square feet)

•	Stafford, Texas (20,000 square feet)

•	Edmonton, Alberta (17,000 square feet)

•	Milwaukee, Wisconsin (10,000 square feet)

All other facilities used in our operations are provided through operating leases.

Included in assets held for sale is $5.2 million pertaining to 50 acres purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location and recognized a $1.7 million asset write-down of pre-construction building costs and capitalized interest. The property is being actively marketed using the services of a broker.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2013, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we developed and are now implementing an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. Also as part of the plea agreement, in November 2012 we were assessed a fine of $200,000 and placed on probation for a term of five years.

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

Market Information

Prior to January 3, 2012, our stock was traded on the NASDAQ under the symbol “TISI”. Beginning January 3, 2012, our stock is now traded on the NYSE under the same symbol. The table below reflects the high and low sales prices of our common stock by quarter for the fiscal years ended May 31, 2013 and 2012, respectively.

	Sales Price
	High	Low
2013
Quarter ended:
August 31, 2012	$32.63	$25.61
November 30, 2012	$36.90	$30.24
February 28, 2013	$45.66	$35.34
May 31, 2013	$46.66	$34.64
2012
Quarter ended:
August 31, 2011	$27.48	$20.27
November 30, 2011	$27.43	$19.98
February 29, 2012	$32.50	$26.39
May 31, 2012	$33.50	$24.95

Performance Graph

The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2008 in our common stock, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our peer group index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

	5/08	5/09	5/10	5/11	5/12	5/13
Team, Inc.	100.00	44.16	46.94	71.79	83.27	112.58
NYSE Composite	100.00	65.82	76.23	97.29	87.93	113.11
Peer Group	100.00	47.64	40.97	59.28	54.12	62.26

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 197 holders of record of our common stock as of July 29, 2013 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2013, 2012 and 2011. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2013. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31 (in thousands, except per share data):

	2013	2012	2011	2010	2009
Revenues	$714,311	$623,740	$508,020	$453,869	$497,559
Operating income	$55,602	$56,497	$42,475	$24,777	$41,271
Net income available to Team shareholders	$32,436	$32,911	$26,585	$12,275	$22,911
Net income per share
Basic	$1.61	$1.67	$1.38	$0.65	$1.22
Diluted	$1.53	$1.59	$1.32	$0.63	$1.16
Weighted-average shares outstanding
Basic	20,203	19,667	19,206	18,923	18,793
Diluted	21,166	20,660	20,083	19,510	19,725

Depreciation and amortization	$19,664	$17,469	$14,584	$12,509	$12,116
Share-based compensation	$3,931	$4,386	$4,993	$5,009	$4,761
Capital expenditures	$26,068	$23,924	$13,158	$7,711	$16,383

Balance sheet data:
Total assets	$460,203	$403,788	$355,486	$264,989	$275,921
Long-term debt and other long-term liabilities	$95,209	$97,131	$86,299	$56,795	$82,628
Stockholders’ equity	$292,190	$245,001	$209,446	$165,192	$146,501
Working capital	$174,114	$157,019	$130,533	$107,343	$109,845
Non-controlling interest	$5,384	$5,097	$4,983	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Information

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment- the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating and pipeline integrity management. Our TMS division provided the services of leak repair, fugitive emissions, hot tapping, field machining, technical bolting, field valve repair and other mechanical services.

Effective July 1, 2013, we implemented a reorganization of our business divisions and from that date forward we will conduct operations in three segments: Inspection and IHT Group. MS Group, and Quest Integrity Group. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both IHT Group and Quest Integrity Group. These services include basic and advanced non-destructive testing, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream) or during facility turnarounds or during new construction or expansion activities. We believe there is a general growth in market demand for these services as improved inspection technologies enable better information about asset reliability and integrity to be available to facility owners and operators.

Turnaround services are offered in both the IHT Group and in the MS Group. These services represent project-related services and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds and as well as new industrial facility construction or expansion. Turnaround services includes the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of the MS Group and the Field Heat Treating services that are part of the IHT Group.

On-stream services are offered by the MS Group and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.

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

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2013 and 2012 (in thousands):

	Year Ended May 31, 2013	Year Ended May 31, 2012	Increase (Decrease)
			$	%
Revenues:
TCM division
Inspection and Heat Treating	$380,518	$314,408	$66,110	21%
Quest Integrity Group	57,433	40,422	17,011	42%

	437,951	354,830	83,121	23%
TMS division	276,360	268,910	7,450	3%

Total revenues	714,311	623,740	90,571	15%

Gross margin	212,965	195,051	17,914	9%
SG&A expenses:
Field operations	135,495	117,044	18,451	16%
Corporate costs	22,860	21,893	967	4%
Non-routine legal settlement	—	800	(800)	100%

Total SG&A expenses	158,355	139,737	18,618	13%
Earnings from unconsolidated affiliates	992	1,183	(191)	(16)%

Operating income	$55,602	$56,497	$(895)	(2)%

Revenues. Our revenues for the year ended May 31, 2013 were $714.3 million compared to $623.7 million for the year ended May 31, 2012, an increase of $90.6 million or 15%. Revenues for our TCM division for the year ended May 31, 2013 were $438.0 million compared to $354.8 million for the year ended May 31, 2012, an increase of $83.1 million or 23%. Included in the TCM division for 2013 are revenues from Quest Integrity

Group, which became a stand-alone segment effective as of the beginning of fiscal year 2014. Quest Integrity revenues of $57.4 million were up 42% over the prior year as a result of expanded pipeline integrity management services and further market penetration of proprietary in-line inspection technologies. The remainder of the TCM division, which now comprises the new Inspection and Heat Treating Services group, had revenues of $380.5 million, up $66.1 million, or 21% over the prior year. Included in that amount was $13 million of revenue associated with businesses acquired during the year.

Revenues for our TMS division for the year ended May 31, 2013 were $276.4 million compared to $268.9 million for the year ended May 31, 2012, an increase of $7.5 million or 3%. TMS revenue growth was negatively impacted by a reduction in the number of very large turnaround projects in the second half of the fiscal year 2013 as compared to the same period of fiscal year 2012.

The following table presents our revenues by customer demand drivers (in thousands):

	Year Ended May 31, 2013	Year Ended May 31, 2012	Increase (Decrease)
			$	%
Inspection and assessment	$338,343	$262,523	$75,820	29%
Turnaround	231,916	215,908	16,008	7%
On-stream services	144,052	145,309	(1,257)	(1)%

	$714,311	$623,740	$90,571	15%

Gross margin. Our gross margin for the year ended May 31, 2013 was $213.0 million compared to $195.1 million for the year ended May 31, 2012, an increase of $17.9 million or 9%. Gross margin as a percentage of revenue was 30% for the year ended May 31, 2013 compared to 31% for the year ended May 31, 2012. The decline in gross margin percentage was primarily due to higher indirect costs in the second half of the year. Revenue growth rates declined as a result of a reduction in the number of very large turnaround projects in the spring of 2013 compared to the very strong spring 2012 turnaround season.

Selling, general and administrative expenses. Our SG&A expenses for the year ended May 31, 2013 were $158.4 million compared to $139.7 million for the year ended May 31, 2012, an increase of $18.6 million or 13%. As a percentage of revenues, SG&A expenses were 22% in the current year and the prior year.

Earnings from unconsolidated affiliates. Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. Revenues of the joint venture not reflected in our consolidated revenues for the year ended May 31, 2013 and May 31, 2012 were $13.5 million and $12.3 million, respectively. Our share of the earnings from the joint venture were $1.0 million for the year ended May 31, 2013 and $1.2 million for the year ended May 31, 2012.

Interest. Interest expense was $2.7 million for the year ended May 31, 2013 compared to $2.4 million for the year ended May 31, 2012.

Foreign currency loss (gain). There were $0.9 million currency transaction losses for the year ended May 31, 2013 compared to gains of $0.1 million for the year ended May 31, 2012. Currency transaction gains and losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We account for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations. Due to the recent devaluation of the Bolivar in February 2013, we recorded a $0.6 million foreign currency loss during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

Taxes. The provision for income tax was $19.2 million on pre-tax income of $51.9 million for the year ended May 31, 2013 compared to the provision for income tax of $19.4 million on pre-tax income of $52.5 million for the year ended May 31, 2012. The effective tax rate was 37% for the year ended May 31, 2013 and May 31, 2012.

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2012 and 2011 (in thousands):

	Year Ended May 31, 2012	Year Ended May 31, 2011	Increase (Decrease)
			$	%
Revenues:
TCM division
Inspection and Heat Treating	$314,408	$268,783	$45,625	17%
Quest Integrity Group	40,422	15,833	24,589	155%

	354,830	284,616	70,214	25%
TMS division	268,910	223,404	45,506	20%

Total revenues	623,740	508,020	115,720	23%

Gross margin	195,051	157,143	37,908	24%
SG&A expenses:
Field operations	117,044	95,806	21,238	22%
Corporate costs	21,893	19,260	2,633	14%
Non-routine acquisition costs	—	632	(632)	(100)%
Non-routine legal settlement	800	—	800	100%

Total SG&A expenses	139,737	115,698	24,039	21%
Earnings from unconsolidated affiliates	1,183	1,030	153	15%

Operating income	$56,497	$42,475	$14,022	33%

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

The following table presents our revenues by customer demand drivers (in thousands):

	Year Ended May 31, 2012	Year Ended May 31, 2011	Increase (Decrease)
			$	%
Inspection and assessment	$262,523	$200,926	$61,597	31%
Turnaround	215,908	175,728	40,180	23%
On-stream services	145,309	131,366	13,943	11%

	$623,740	$508,020	$115,720	23%

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

Selling, general and administrative expenses. Our SG&A expenses for the year ended May 31, 2012 were $139.7 million compared to $115.7 million for the year ended May 31, 2011, an increase of $24.0 million or 21%. SG&A expenses for the current year ended May 31, 2012 includes a non-routine $0.8 million pre-tax legal settlement related to the resolution of a long outstanding personal injury matter and in the prior year included $0.6 million of non-routine expense related to the Quest Integrity acquisition. Excluding these non-routine charges, SG&A expenses for the year ended May 31, 2012 were $138.9 million, an increase of $23.9 million or 21%. SG&A expenses as a percentage of revenue, adjusted to exclude the non-routine charges, was 22% for the year ended May 31, 2012 compared to 23% for the year ended May 31, 2011. The increase in SG&A expenses primarily was related to compensation related costs within field operations supporting organic growth. Also included in SG&A expenses were approximately $2.7 million in unusually elevated expenses in the year. First, we incurred $2.0 million in increased medical costs accruals. We accrue medical costs based on our actuarial expectation of claims. Due to an unusual number of major claims that hit during the fiscal year, our actual costs exceeded our accruals, thus requiring the additional expense. Second, we incurred about $0.7 million in outside legal and professional services expenses related to two recently completed acquisitions as well as significant efforts on unsuccessful transaction activities.

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

Taxes. The provision for income tax for fiscal year 2012 was $19.4 million on pre-tax income of $52.5 million, compared to the provision for income tax for fiscal year 2011 of $13.5 million on pre-tax income of $40.2 million. During the third quarter of fiscal year 2011, we identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007-2010. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit consisting of $1.8 million associated with the prior years. Our effective tax rate for the fiscal year 2012 was 37% compared to 38% for the fiscal year 2011 which excludes the effect of the $1.8 million portion of the cumulative adjustments related to prior years (see Note 8).

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility “Credit Facility” and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable

Eurodollar rate option (LIBOR plus 1.75% margin at May 31, 2013) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At May 31, 2013, we had $34.2 million of cash on hand and approximately $64 million of available borrowing capacity through our Credit Facility. Our Credit Facility does not mature until July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio. During fiscal year 2013, our net borrowing/repayment activity resulted in a $13.6 million reduction to the outstanding balance of the Credit Facility compared to the ending balance as of May 31, 2012.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. At May 31, 2013 and May 31, 2012, we were contingently liable for outstanding stand-by letters of credit totaling $13.1 million and $13.5 million, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

On February 12, 2008, we borrowed €12.3 million under the Credit Facility to serve as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate offset translation gains or losses attributable to our investment in our European operations. At May 31, 2013, the €12.3 million borrowing had a U.S. Dollar value of $16.0 million.

Contractual Obligations

A summary of contractual obligations as of May 31, 2013 are as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$—	$—	$72,946	$—	$72,946
Operating lease obligations	14,736	21,123	8,999	13,383	58,241
Other long-term liabilities	—	5,097	—	—	5,097

Total	$14,736	$26,220	$81,945	$13,383	$136,284

A summary of long-term debt and other contractual obligations as of May 31, 2013 and May 31, 2012 is as follows (in thousands):

	May 31,
	2013	2012
Credit Facility	$72,946	$85,872
Current maturities	—	—

Long-term debt, excluding current maturities	$72,946	$85,872

Outstanding letters of credit	$13,149	$13,548
Leasing arrangements	$58,241	$36,121
Other long-term liabilities	$5,097	—

Restrictions on cash. Included in our cash and cash equivalents at May 31, 2013, is $1.2 million of cash in Venezuela and $16.5 million of cash in foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries in the amount of $14.4 million to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary. Due to the official devaluation of the Venezuelan currency, the Bolivar, in February 2013 we recorded a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

Cash flows attributable to our operating activities. For the year ended May 31, 2013, net cash provided by operating activities was $58.6 million. Positive operating cash flow was primarily attributable to net income of $32.7 million, depreciation and amortization of $19.7 million, and non-cash compensation cost of $3.9 million offset by a $3.1 million increase in working capital.

Cash flows attributable to our investing activities. For the year ended May 31, 2013, net cash used in investing activities was $42.9 million, consisting primarily of $26.1 million of capital expenditures and $18.6 million related to business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the year ended May 31, 2013, net cash used in financing activities was $3.9 million consisting primarily of $13.6 million of cash related to net payments made under the Credit Facility.

Effect of exchange rate changes on cash. For the year ended May 31, 2013, the effect of exchange rate changes on cash was a negative impact of $0.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The positive impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2013 and May 31, 2012, the amount of earned but unbilled revenue included in accounts receivable was $25.5 million and $20.6 million, respectively.

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

Through the end of fiscal year 2013 we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the services of leak repair, fugitive emissions, hot tapping, field machining, technical bolting, field valve repair and other mechanical services. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. Prior to the adoption of Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, “ASU 2011-08” at May 31, 2012, the annual impairment test for goodwill was a two-step process that involved comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeded its carrying amount, the goodwill of the business unit was not considered impaired; therefore, the second step of the impairment test was deemed unnecessary. If the carrying amount of a business unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years tested, the fair values of reporting units in fiscal year 2011 was determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated both our weighted-average cost of capital and reflects current market conditions.

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

On May 31, 2012, we adopted ASU 2011-08 which requires reporting entities to assess relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU

2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of a reporting unit was greater than the carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2012 and 2013 annual tests.

There was $103.5 million and $95.0 million of goodwill at May 31, 2013 and May 31, 2012, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2013			Twelve Months Ended May 31, 2012
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$75,131	$19,871	$95,002	$76,872	$12,648	$89,520
Acquisitions	9,009	(1,221)	7,788	—	8,926	8,926
Foreign currency adjustments	195	481	676	(1,741)	(1,703)	(3,444)

Balance at end of year	$84,335	$19,131	$103,466	$75,131	$19,871	$95,002

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

In accordance with ASC 740, we are required to assess the likelihood that our deferred tax assets will be realized and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of existing taxable temporary differences and tax planning strategies.

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2013, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize 100% of the benefits of the net deferred tax assets and accordingly, no material valuation allowance is recorded. Our belief is based upon our track record of consistent earnings over the past six years and projections of future taxable income over the periods in which the deferred tax assets are deductible. As of May 31, 2013, our deferred tax assets were $11.0 million, and our deferred tax liabilities were $22.1 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Income. As of May 31, 2013, our unrecognized tax benefits related to uncertain tax positions were $0.7 million.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2013, the exchange rate with the Euro increased from $1.24 per Euro to $1.30 per Euro, an increase of 5%. During the same period, the exchange rate with the Canadian Dollar remained constant at $0.97 per Canadian Dollar. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $1.1 million for the year ended May 31, 2013.

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

At May 31, 2013, our Venezuelan subsidiary had $2.8 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (6.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.3 million. As discussed above, there was an official devaluation of the Venezuelan currency, the Bolivar, in February 2013 which resulted in the recognition of a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

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

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2013, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2013.

Attestation report of the registered public accounting firm

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 31 and is incorporated herein by reference.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2013.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2013, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc. and Subsidiaries:

We have audited Team Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team Inc. and Subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’, and cash flows for each of the years in the three-year period ended May 31, 2013, and our report dated August 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

August 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and Subsidiaries (the Company) as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc.’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

August 12, 2013

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$34,201	$22,477
Receivables, net of allowance of $5,438 and $4,405	172,108	157,625
Inventory	26,507	24,986
Deferred income taxes	5,321	5,157
Prepaid expenses and other current assets	8,781	8,430

Total current assets	246,918	218,675
Property, plant and equipment, net	74,939	62,041
Assets held for sale	5,207	5,830
Intangible assets, net of accumulated amortization of $9,039 and $5,658	25,950	18,508
Goodwill	103,466	95,002
Other assets, net	2,907	3,081
Deferred income taxes	816	651

Total assets	$460,203	$403,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	22,411	18,427
Other accrued liabilities	49,165	38,492
Income taxes payable	1,228	4,737

Total current liabilities	72,804	61,656
Deferred income taxes	17,166	11,259
Long-term debt	72,946	85,872
Other long-term liabilities	5,097	—

Total liabilities	168,013	158,787

Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 30,000,000 shares authorized; 20,587,808 and 19,954,996 shares issued	6,176	5,985
Additional paid-in capital	99,278	85,801
Retained earnings	184,485	152,049
Accumulated other comprehensive (loss) income	(1,789)	(2,587)
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Team shareholders’ equity	286,806	239,904
Non-controlling interest	5,384	5,097

Total equity	292,190	245,001

Total liabilities and equity	$460,203	$403,788

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2013	2012	2011
Revenues	$714,311	$623,740	$508,020
Operating expenses	501,346	428,689	350,877

Gross margin	212,965	195,051	157,143
Selling, general and administrative expenses	158,355	139,737	115,698
Earnings from unconsolidated affiliates	992	1,183	1,030

Operating income	55,602	56,497	42,475
Interest expense, net	2,734	2,380	2,156
Write-down of property costs (see Note 5)	—	1,658	—
Foreign currency loss (gain)	943	(31)	147

Earnings before income taxes	51,925	52,490	40,172
Less: Provision for income taxes (see Note 8)	19,211	19,422	13,548

Net income	32,714	33,068	26,624
Less: Income attributable to non-controlling interest	278	157	39

Net income available to Team shareholders	$32,436	$32,911	$26,585

Net income per share: Basic	$1.61	$1.67	$1.38
Net income per share: Diluted	$1.53	$1.59	$1.32

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2013	2012	2011
Net income	$32,714	$33,068	$26,624
Foreign currency translation adjustment	1,070	(8,264)	8,349
Foreign currency hedge	(674)	2,385	(2,587)
Tax provision attributable to other comprehensive income	411	318	(367)

Total comprehensive income	33,521	27,507	32,019
Less: Total comprehensive income attributable to non-controlling interest	287	114	66

Total comprehensive income available to Team shareholders	$33,234	$27,393	$31,953

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2010	18,988	—	$5,696	$—	$69,380	$—	$92,553	$(2,437)	$165,192
Net income	—	—	—	—	—	—	26,624	—	26,624
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	6,981	6,981
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(1,586)	(1,586)
Purchase of treasury stock	—	(90)	—	(1,344)	—	—	—	—	(1,344)
Acquisition of Quest Integrity	186	—	56	—	2,579	4,917	—	—	7,552
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	66	(39)	(27)	—
Non-cash compensation	—	—	—	—	4,993	—	—	—	4,993
Vesting of stock awards	85	—	25	—	(458)	—	—	—	(433)
Exercise of stock options	312	—	94	—	2,138	—	—	—	2,232
Tax benefit of exercise of stock options	—	—	—	—	551	—	—	—	551
Correction of tax error (see Note 8)	—	—	—	—	(1,316)	—	—	—	(1,316)

Balance at May 31, 2011	19,571	(90)	5,871	(1,344)	77,867	4,983	119,138	2,931	209,446
Net income	—	—	—	—	—	—	33,068	—	33,068
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(7,018)	(7,018)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,457	1,457
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	114	(157)	43	—
Non-cash compensation	—	—	—	—	4,386	—	—	—	4,386
Vesting of stock awards	106	—	31	—	(899)	—	—	—	(868)
Exercise of stock options	278	—	83	—	2,914	—	—	—	2,997
Tax benefit of exercise of stock options	—	—	—	—	1,533	—	—	—	1,533

Balance at May 31, 2012	19,955	(90)	5,985	(1,344)	85,801	5,097	152,049	(2,587)	245,001
Net income	—	—	—	—	—	—	32,714	—	32,714
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,200	1,200
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(393)	(393)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	287	(278)	(9)	—
Non-cash compensation	—	—	—	—	3,931	—	—	—	3,931
Vesting of stock awards	124	—	38	—	(1,572)	—	—	—	(1,534)
Exercise of stock options	509	—	153	—	8,122	—	—	—	8,275
Tax benefit of exercise of stock options	—	—	—	—	2,996	—	—	—	2,996

Balance at May 31, 2013	20,588	(90)	$6,176	$(1,344)	$99,278	$5,384	$184,485	$(1,789)	$292,190

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$32,714	$33,068	$26,624
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(992)	(1,183)	(1,030)
Depreciation and amortization	19,664	17,469	14,584
Loss (gain) on asset disposals	193	(21)	437
Amortization of deferred loan costs	222	283	303
Foreign currency loss (gain)	943	(31)	147
Deferred income taxes	5,089	(717)	(1,405)
Write-down of property costs	—	1,658	—
Non-cash compensation cost	3,931	4,386	4,993
(Increase) decrease:
Receivables	(10,964)	(16,990)	(25,048)
Inventory	(1,405)	(3,629)	(1,231)
Prepaid expenses and other current assets	443	(559)	(1,320)
Increase (decrease):
Accounts payable	3,210	(5,965)	3,578
Other accrued liabilities	7,779	6,871	8,070
Income taxes	(2,184)	2,012	(222)

Net cash provided by operating activities	58,643	36,652	28,480

Cash flows from investing activities:
Capital expenditures	(26,068)	(23,924)	(13,158)
Proceeds from sale of assets	758	220	—
Business acquisitions, net of cash acquired	(18,589)	(19,351)	(41,376)
Distributions from joint venture	1,000	800	750
Increase in other assets, net	—	(9)	(158)

Net cash used in investing activities	(42,899)	(42,264)	(53,942)

Cash flows from financing activities:
(Payment) borrowings under revolving credit agreement, net	(13,600)	12,707	25,437
Debt issuance costs	—	(799)	—
Payments related to term and auto notes	—	(235)	(343)
Payment related to withholding tax for share-based payment arrangements	(1,534)	(868)	(433)
Corporate tax effect from share-based payment arrangements	2,996	1,533	551
Issuance of common stock from share-based payment arrangements	8,275	2,997	2,230
Purchase of treasury stock	—	—	(1,344)

Net cash (used in) provided by financing activities	(3,863)	15,335	26,098
Effect of exchange rate changes on cash	(157)	(1,324)	832

Net increase in cash and cash equivalents	11,724	8,399	1,468
Cash and cash equivalents at beginning of year	22,477	14,078	12,610

Cash and cash equivalents at end of year	$34,201	$22,477	$14,078

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,615	$2,315	$2,100
Income taxes	$12,926	$16,474	$14,034

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

Revenue recognition. We determine our revenue recognition guidelines for our operations guidance provided in applicable accounting standards and positions adopted by the FASB or the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2013 and May 31, 2012, the amount of earned but unbilled revenue included in accounts receivable was $25.5 million and $20.6 million, respectively.

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

Through fiscal year 2013 we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provides the services of inspection and assessment and field heat treating. Our TMS division provides the services of leak repair, fugitive emissions hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level.

Our annual goodwill impairment test is conducted as of May 31 of each year, which is our fiscal year end. Conducting the impairment test as of May 31 of each fiscal year aligns with our annual budget process which is typically completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test as of this date allows for a thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. Prior to the adoption of ASU 2011-08 at May 31, 2013, the annual impairment test for goodwill was a two-step process that involved comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeded its carrying amount, the goodwill of the business unit was not considered impaired; therefore, the second step of the impairment test was deemed unnecessary. If the carrying amount of a business unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. Consistent with prior years tested, the fair values of reporting units in fiscal year 2011 was determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated both our weighted-average cost of capital and reflects current market conditions.

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

On May 31, 2012, we adopted ASU 2011-08 which requires reporting entities to assess relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU 2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of a reporting unit was greater than the carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2012 and 2013 annual tests.

There was $103.5 million and $95.0 million of goodwill at May 31, 2013 and May 31, 2012, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2013			Twelve Months Ended May 31, 2012
	TCM Division	TMS Division	Total	TCM Division	TMS Division	Total
Balance at beginning of year	$75,131	$19,871	$95,002	$76,872	$12,648	$89,520
Acquisitions	9,009	(1,221)	7,788	—	8,926	8,926
Foreign currency adjustments	195	481	676	(1,741)	(1,703)	(3,444)

Balance at end of year	$84,335	$19,131	$103,466	$75,131	$19,871	$95,002

Income taxes. We follow the guidance of ASC 740 which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized, and, to the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of existing taxable temporary differences and tax planning strategies.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

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

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended May 31,
	2013	2012	2011
Weighted-average number of basic shares outstanding	20,203	19,667	19,206
Stock options, stock units and performance awards	759	758	728
Assumed conversion of non-controlling interest	204	235	149

Total shares and dilutive securities	21,166	20,660	20,083

There were zero, 617,500 and 743,000 options to purchase shares of common stock outstanding during the twelve month periods ended May 31, 2013, 2012 and 2011 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

2. ACQUISITIONS

In August 2012, Team’s subsidiary, Quest Integrity, acquired a specialty remote digital video inspection company based in New Zealand for approximately $3.0 million in cash. Based upon the completed purchase price allocation, we have recorded $0.7 million in fixed assets, $1.1 million in intangible assets classified as customer relationships, $0.3 million in intangible assets classified as non-compete agreements and $0.9 million in goodwill. In September 2012, Team also acquired the common stock of TCI for approximately $23.2 million, of which $16.5 million was cash paid and $6.7 million was deferred payments. TCI is a company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. Based upon the completed purchase price allocation associated with the TCI acquisition, we recorded $4.1 million in net working capital, $2.6 million in fixed assets, $6.7 million in intangible assets classified as customer relationships, $1.1 million in intangible assets classified as trade name, $8.6 million in goodwill, $1.0 million in other current liabilities and $5.7 million in other long-term liabilities. The $1.0 million in other current liabilities and $5.7 million in other long-term liabilities represent future consideration to be paid, of which $1.9 million is an estimate of contingent payments to be made based upon the future performance criteria of TCI and the remainder is due in annual installments of $1.0 million beginning in September 2013. The combined unaudited annual revenues for both acquired businesses are approximately $24 million based upon their most recently completed fiscal years, and the total consideration for both was approximately $26 million, subject to adjustments for working capital true-ups and the future performance of the businesses. As a result of the two business acquisitions, we expect to be able to deduct $6.7 million of the goodwill recognized for tax purposes. Of the $8.6 million of TCI goodwill, $1.9 million is contingent consideration and will be considered deductible when paid.

In fiscal year 2012, we completed two small acquisitions for a total of $19.4 million which were recorded as $1.2 million in net working capital, $3.0 million in fixed assets, $7.5 million in intangible assets classified as customer relationships and $7.7 million in goodwill. Both acquisitions were financed through borrowings on our Credit Facility. We performed purchase price allocations based on our most current assessments of fair value of the assets acquired and the liabilities assumed. We completed a final valuation report of intangibles and goodwill associated with these transactions during the first half of fiscal year 2013. The final purchase price allocation associated with both of these transactions did not result in material adjustments and, accordingly, no retrospective adjustments were made in the accompanying 2012 financial statements.

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

Headquartered near Seattle, Washington, Quest Integrity has leading technical capabilities related to the measurement and assessment of facility and pipeline mechanical integrity. Quest Integrity has developed several proprietary tools for advanced tube and pipeline inspection and measurement. Supporting and augmenting these proprietary inspection tools, Quest Integrity has an advanced technical team that provides specialized engineering assessments of facility conditions and serviceability. Quest Integrity maintains operations in Seattle, Boulder, and New Zealand, and has service locations in Houston, Calgary, Australia, The Netherlands, and the Middle East. The results of Quest Integrity are reflected in our TCM division.

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31,
	2013	2012
Trade accounts receivable	$152,030	$141,469
Unbilled revenues	25,516	20,561
Allowance for doubtful accounts	(5,438)	(4,405)

Total	$172,108	$157,625

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2013, 2012 and 2011 (in thousands):

	Twelve Months Ended May 31,
	2013	2012	2011
Balance at beginning of year	$4,405	$4,222	$4,934
Provision for doubtful accounts	2,922	1,650	1,048
Write-off of bad debts	(1,889)	(1,467)	(1,760)

Balance at end of year	$5,438	$4,405	$4,222

4. INVENTORY

A summary of inventory as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31,
	2013	2012
Raw materials	$3,460	$3,529
Work in progress	845	937
Finished goods	22,202	20,520

Total	$26,507	$24,986

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31,
	2013	2012
Land	$3,108	$1,285
Buildings and leasehold improvements	18,445	15,095
Machinery and equipment	137,439	121,533
Furniture and fixtures	4,469	2,246
Computers and computer software	8,871	7,980
Automobiles	3,842	2,624
Construction in progress	3,816	1,912

Total	179,990	152,675
Accumulated depreciation and amortization	(105,051)	(90,634)

Property, plant, and equipment, net	$74,939	$62,041

Depreciation expense for fiscal years ended May 31, 2013, 2012 and 2011 was $16.2 million, $14.9 million, and $13.6 million, respectively.

In the fourth quarter of the year ended May 31, 2012, we incurred a $1.7 million charge to write-off development costs capitalized through 2009 related to a planned new headquarters, manufacturing, equipment and training facility that was to have been constructed on an approximately 50 acre tract of land in Houston, Texas that was acquired in 2007. The charge was due to management’s decision not to pursue the development of the site. Instead, our former corporate headquarters facility in Alvin, Texas was repurposed as a technical center for operations support and the corporate headquarters was relocated to a leased commercial office space in Sugar Land, Texas, a suburb of Houston.

6. INTANGIBLE ASSETS

A summary of intangible assets as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31, 2013			May 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$21,418	$(4,168)	$17,250	$12,198	$(1,973)	$10,225
Non-compete agreements	3,701	(3,232)	469	3,136	(2,844)	292
Trade names	4,075	(424)	3,651	2,962	(207)	2,755
Technology	5,112	(1,166)	3,946	5,112	(634)	4,478
Licenses	683	(49)	634	758	—	758

	$34,989	$(9,039)	$25,950	$24,166	$(5,658)	$18,508

Amortization expense for fiscal years ended May 31, 2013, 2012 and 2011 was $3.4 million, $2.6 million, and $1.0 million, respectively. Amortization expense for current intangible assets is forecasted to be approximately $3.6 million per year through fiscal year 2018.

7. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31,
	2013	2012
Payroll and other compensation expenses	$32,093	$27,871
Insurance accruals	5,385	4,388
Property, sales and other non-income related taxes	2,385	1,966
Other	9,302	4,267

Total	$49,165	$38,492

8. INCOME TAXES

For the years ended May 31, 2013, 2012 and 2011, we were taxed on income from continuing operations at an effective tax rate of 37%, 37% and 38%, respectively. Our income tax provision for May 31, 2013, 2012 and 2011 was $19.2 million, $19.4 million and $13.5 million, respectively, and include federal, state and foreign taxes. The components of our tax provision were as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2013:
U.S. Federal	$7,947	$4,873	$12,820
State & local	1,847	236	2,083
Foreign jurisdictions	4,328	(20)	4,308

	$14,122	$5,089	$19,211

Year ended May 31, 2012:
U.S. Federal	$10,918	$379	$11,297
State & local	1,880	62	1,942
Foreign jurisdictions	7,378	(1,195)	6,183

	$20,176	$(754)	$19,422

Year ended May 31, 2011:
U.S. Federal	$8,546	$(984)	$7,562
State & local	1,676	24	1,700
Foreign jurisdictions	4,872	(586)	4,286

	$15,094	$(1,546)	$13,548

The components of pre-tax income for the years ended May 31, 2013, 2012 and 2011 were as follows (in thousands):

	Twelve Months Ended May 31,
	2013	2012	2011
Domestic	$37,445	$31,984	$27,641
Foreign	14,480	20,506	12,531

	$51,925	$52,490	$40,172

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2013	2012	2011
Pre-tax income	$51,925	$52,490	$40,172

Computed income taxes at statutory rate	$18,174	$18,371	$14,060
State income taxes, net of federal benefit	1,570	1,342	1,135
Foreign tax differential	(363)	(471)	(326)
Production activity deduction	(113)	(161)	(178)
Non-deductible expenses	473	470	350
Tax credits	(340)	(233)	(197)
Stock options	—	—	(1,682)
Other	(190)	104	386

Total provision for income tax	$19,211	$19,422	$13,548

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2013	2012
Deferred tax assets:
Accrued compensation and benefits	$3,819	$4,386
Receivables	1,686	1,330
Inventory	598	598
Stock options	3,671	4,755
Net operating loss carry forwards	175	242
Other	1,158	818

Deferred tax assets	11,107	12,129
Less: Valuation allowance	(65)	—

Deferred tax assets, net	11,042	12,129

Deferred tax liabilities:
Property, plant and equipment	(12,548)	(9,798)
Goodwill and intangible costs	(5,308)	(4,406)
Foreign currency translation and other equity adjustments	(261)	(672)
Unremitted earnings of foreign subsidiaries	(1,973)	(420)
Prepaids	(1,263)	(1,518)
Other	(718)	(766)

Deferred tax liabilities	(22,071)	(17,580)

Net deferred tax liability	$(11,029)	$(5,451)

As of May 31, 2013, we had no material valuation allowance reducing our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon various sources of taxable income prescribed by ASC 740, against which future deductible temporary differences can be deducted. We consider future reversals of existing temporary differences, projected taxable income and tax planning strategies in making this determination.

As of May 31, 2013, we had net operating loss carry forwards totaling $0.4 million that were expected to be realized in fiscal year 2013. Of this amount $0.1 million will expire in fiscal year 2022, $0.3 million has an unlimited life.

At May 31, 2013, undistributed earnings of foreign operations totaling $14.4 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

At May 31, 2013, we have established liabilities for uncertain tax positions of $0.7 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10 our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2010. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Ended May 31
	2013	2012	2011
Balance at beginning of year	$624	$421	$321
Additions based on tax positions related to the current year	—	326	112
Additions based on tax positions related to prior years	191	—	—
Reductions resulting from a lapse of the applicable statute of limitations	(118)	(123)	(12)

Balance at end of year	$697	$624	$421

We believe that in the next 12 months it is reasonably possible $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

During the third quarter of fiscal year 2011, the Company identified and corrected accounting errors relating to the effect of share-based compensation on tax provisions for fiscal years 2007 through 2010 and the first two quarters of fiscal year 2011. During those periods, reported earnings were understated because effective tax rates were overstated as a result of the previously undetected errors in the tax provision calculation. No restatement of previously issued financial statements was required because the effect on those statements was immaterial. The cumulative effect of the errors in the tax provision calculation was a tax benefit, which was recorded in fiscal year 2011.

Recent Legislation

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions for the year ended May 31,

2013 on qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our current period effective tax rate because the acceleration of deductions does not result in permanent differences between asset bases for financial reporting purposes and income tax purposes. The act also reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. This change in legislation resulted in a permanent decrease in income tax expense for the year ended May 31, 2013 of $0.5 million.

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In fiscal year 2012, we renewed our banking credit facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July of 2016. In connection with the renewal, we capitalized $0.8 million of associated debt issuance costs which will be amortized over the life of the Credit Facility. The Credit Facility bears interest at LIBOR plus 1.75% and has commitment fees of 0.30% on unused borrowing capacity.

Future maturities of long-term debt, reflecting the Credit Facility are as follows (in thousands):

Fiscal Year
2014	$—
2015	—
2016	—
2017	72,946
2018	—
Thereafter	—

$72,946

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.1 million and $13.5 million at May 31, 2013 and 2012, respectively. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At May 31, 2013, the €12.3 million borrowing had a U.S. Dollar value of $16.0 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2013 and 2012, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2013	2012	2013	2012
Euro denominated long-term debt	$(674)	$2,385	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives and non-derivative instruments designated as hedges under ASC 815 (in thousands):

	May 31, 2013			May 31, 2012
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$2,004	Liability	Long-term debt	$2,678

We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $58.2 million at May 31, 2013 and are as follows (in thousands):

Twelve Months Ended May 31,	Operating Leases
2014	$14,736
2015	12,055
2016	9,068
2017	5,466
2018	3,533
Thereafter	13,383

Total	$58,241

Total rent expense resulting from operating leases for the twelve months ended May 31, 2013, 2012 and 2011 was $23.5 million, $20.5 million and $18.8 million, respectively.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2013 and May 31, 2012, respectively. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,004	$—	$2,004

	May 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$2,678	$—	$2,678

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2013, there were approximately 1.4 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at May 31, 2013. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.9 million, $4.4 million and $5.0 million for the years ended May 31, 2013, 2012 and

2011, respectively. The tax benefit related to share-based compensation was $3.0 million, $1.5 million and $0.6 million for the years ended May 31, 2013, 2012 and 2011, respectively. At May 31, 2013, $7.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.7 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the year ended May 31, 2013 as all stock options were fully vested as of the beginning of the year. Compensation expense related to stock options totaled $0.8 million and $2.4 million in 2012 and 2011. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2013, 2012 and 2011 are summarized below:

	Year Ended May 31, 2013		Year Ended May 31, 2012		Year Ended May 31, 2011
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	1,562	$18.95	1,856	$17.81	2,213	$16.50
Changes during the year:
Granted	—	$—	—	$—	—	$—
Exercised	(509)	$16.25	(278)	$10.77	(329)	$8.08
Cancelled	(1)	$30.33	(2)	$30.33	(13)	$30.33
Expired	—	$—	(14)	$30.33	(15)	$26.56

Shares under option, end of year	1,052	$20.24	1,562	$18.95	1,856	$17.81
Exercisable at end of year	1,052	$20.24	1,562	$18.95	1,711	$16.75

Options exercisable at May 31, 2013 had a weighted-average remaining contractual life of 3.5 years. For total options outstanding at May 31, 2013, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$6.42 to $9.62	122	$8.92	1.9
$9.63 to $12.82	157	$11.10	2.7
$12.83 to $16.03	308	$14.56	3.1
$16.04 to $32.05	465	$30.05	4.4

	1,052	$20.24	3.5

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.6 million, $0.5 million and $0.4 million for the years ended May 31, 2013, 2012 and 2011, respectively. Transactions involving our performance awards during the years ended May 31, 2013, 2012 and 2011 are summarized below:

	Year Ended May 31, 2013		Year Ended May 31, 2012		Year Ended May 31, 2011
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Performance awards, beginning of year	64	$21.86	61	$20.33	51	$20.84
Changes during the year:
Granted	19	$32.89	24	$25.16	25	$20.04
Vested and settled	(26)	$22.04	(21)	$21.14	(15)	$21.61
Cancelled	—	$—	—	$—	—	$—

Performance awards, end of year	57	$25.47	64	$21.86	61	$20.33

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same resting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $3.3 million, $3.0 million and $2.2 million for the years ended May 31, 2013, 2012 and 2011, respectively. Transactions involving our stock units and director stock grants during the years ended May 31, 2013, 2012 and 2011 are summarized below:

	Year Ended May 31, 2013		Year Ended May 31, 2012		Year Ended May 31, 2011
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Stock and stock units, beginning of year	342	$21.73	310	$19.80	247	$20.53
Changes during the year:
Granted	141	$32.81	159	$24.78	167	$18.99
Vested and settled	(143)	$22.53	(120)	$20.81	(93)	$20.20
Cancelled	(11)	$23.58	(7)	$21.27	(11)	$20.50

Stock and stock units, end of year	329	$26.07	342	$21.73	310	$19.80

12. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2013, 2012 and 2011, were approximately $3.7 million, $2.9 million and $1.7 million, respectively, and are included in selling, general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2013, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

EPA Matter—As part of a plea agreement entered in July 2012, we pled guilty to a single misdemeanor violation of a section of the Clean Air Act related to fugitive emissions monitoring services provided to a customer serviced by our Borger, Texas office. As part of the plea agreement, we developed and are now implementing an environmental compliance plan for our emissions monitoring services to enhance our compliance with the Clean Air Act. Also as part of the plea agreement in November 2012, we were assessed a fine of $200,000 and placed on probation for a term of five years.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”) requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Through July 1, 2013 we operated in only one segment—the industrial services segment. Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair. Each division has goodwill relating to past acquisitions and we assess goodwill for impairment at the lower TCM and TMS divisional level. Both divisions derive substantially all their revenues from providing specialized labor intensive industrial services and the market for their services is principally dictated by the population of process piping systems in industrial plants and facilities. Services provided by both the TCM and TMS divisions are predominantly provided through a network of field branch locations located in proximity to industrial plants. The structure of those branch locations is similar, with locations overseen by a branch/regional manager, one or more sales representatives and a cadre of technicians to service the business requirements of our customers. Both the TCM and TMS division field locations shared the same chief operating decision maker and both divisions were supported by common and often centralized technical and commercial support staffs, quality assurance, training, finance, legal, human resources and health and safety departments.

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2013, 2012 and 2011 (in thousands):

	Total Revenues	Total Assets
FY 2013
United States	$508,928	$334,579
Canada	135,527	68,164
Europe	37,787	35,734
Other foreign countries	32,069	21,726

Total	$714,311	$460,203

	Total Revenues	Total Assets
FY 2012
United States	$438,413	$296,240
Canada	121,865	60,334
Europe	36,448	30,352
Other foreign countries	27,014	16,862

Total	$623,740	$403,788

FY 2011
United States	$361,996	$243,046
Canada	99,888	64,023
Europe	28,059	31,469
Other foreign countries	18,077	16,948

Total	$508,020	$355,486

Effective July 1, 2013, Team structured its business operations from the single Industrial Services segment into three separate reportable segments, namely IHT Group, MS Group, and Quest Integrity Group. Each business segment is headed by a business group president who reports to the CEO. As such, Team will begin to report three operating segments under ASC 280 beginning in its first quarter of fiscal year 2014. The IHT Group segment will consist substantially of the same operations previously conducted in the TCM division other than Quest Integrity Group, the MS Group segment will consist substantially of the same operations previously conducted in the TMS division, and Quest Integrity Group will be a standalone segment.

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $1.8 million at May 31, 2013 and 2012. Revenues from the joint venture not reflected in our consolidated revenues were $13.5 million and $12.3 million as of May 31, 2013 and 2012, respectively.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. Prior to February 2013, we were using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. In February 2013, the Venezuelan government announced a devaluation in its currency and created a new official exchange rate of 6.30 Bolivars per U.S. Dollar. As a result of the currency devaluation, we recognized a $0.6 million pre-tax foreign currency loss during the third quarter of fiscal year 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At May 31, 2013, our Venezuelan subsidiary had $2.8 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.2 million.

17. OTHER COMPREHENSIVE INCOME

A summary of other comprehensive income included within shareholders’ equity as of May 31, 2013 and 2012 is as follows (in thousands):

	May 31, 2013	May 31, 2012
Foreign currency translation adjustments	$(3,532)	$(4,593)
Foreign currency hedge	2,004	2,678
Tax provision on other comprehensive income	(261)	(672)

Total	$(1,789)	$(2,587)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Twelve Months Ended May 31, 2013			Twelve Months Ended May 31, 2012			Twelve Months Ended May 31, 2011
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,070	$130	$1,200	$(8,264)	$1,246	$(7,018)	$8,349	$(1,368)	$6,981
Foreign currency hedge	(674)	281	(393)	2,385	(928)	1,457	(2,587)	1,001	(1,586)

Total	$396	$411	$807	$(5,879)	$318	$(5,561)	$5,762	$(367)	$5,395

18. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of selected unaudited quarterly financial data for the years ended May 31, 2013 and 2012 (in thousands, except per share data):

	Year Ended May 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$161,492	$200,648	$150,975	$201,196	$714,311
Operating income	$12,824	$23,040	$609	$19,129	$55,602
Net income (loss) available to Team shareholders	$7,561	$13,936	$(535)	$11,474	$32,436
Net income (loss) per share: Basic	$0.38	$0.69	$(0.03)	$0.57	$1.61
Net income (loss) per share: Diluted	$0.36	$0.66	$(0.03)	$0.54	$1.53

	Year Ended May 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$141,093	$158,273	$136,523	$187,851	$623,740
Operating income	$11,755	$17,080	$3,456	$24,206	$56,497
Net income available to Team shareholders	$6,794	$10,342	$2,011	$13,764	$32,911
Net income per share: Basic	$0.35	$0.53	$0.10	$0.69	$1.67
Net income per share: Diluted	$0.33	$0.50	$0.10	$0.66	$1.59

19. SUBSEQUENT EVENTS

On July 19, 2013, subsequent to our year end, we acquired all of the stock of Global Ascent, Inc. (“Global Ascent”) for $10 million, subject to working capital adjustments, plus additional consideration of up to a maximum of $4 million based upon the future performance of Global Ascent over the next six years. The preliminary purchase price allocation is expected to result in the majority of the purchase price being allocated to goodwill and other intangible assets. Global Ascent is a leading provider of industrial rope access services and is headquartered in Fullerton, California. Global Ascent provides a range of basic and advanced non-destructive testing services and maintenance services to its clients in the energy and industrial markets primarily via rope access. Results for Global Ascent will be reported within our IHT Group beginning in our first quarter of fiscal year 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 12, 2013.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK	Chairman, Chief Executive Officer and Director	August 12, 2013
(Philip J. Hawk)

/S/ VINCENT D. FOSTER	Director	August 12, 2013
(Vincent D. Foster)

/S/ JACK M. JOHNSON, JR.	Director	August 12, 2013
(Jack M. Johnson, Jr.)

/S/ EMMETT J. LESCROART	Director	August 12, 2013
(Emmett J. Lescroart)

/S/ LOUIS A. WATERS	Director	August 12, 2013
(Louis A. Waters)

/S/ SIDNEY B. WILLIAMS	Director	August 12, 2013
(Sidney B. Williams)

/S/ TED W. OWEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 12, 2013
(Ted W. Owen)