Form 10-Q
period 2013-08-31
TEAM INC
filed 2013-10-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,622,041 shares of common stock, par value $0.30, outstanding and 89,569 shares of treasury stock as of September 27, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2013	May 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,672	$34,201
Receivables, net of allowance of $5,742 and $5,438	167,015	172,108
Inventory	26,830	26,507
Deferred income taxes	3,313	5,321
Prepaid expenses and other current assets	8,412	8,781

Total current assets	239,242	246,918
Property, plant and equipment, net	76,724	74,939
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $9,985 and $9,039	30,910	25,950
Goodwill	108,977	103,466
Other assets, net	3,292	2,907
Deferred income taxes	1,038	816

Total assets	$465,390	$460,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,782	$22,411
Other accrued liabilities	38,147	49,165
Income taxes payable	984	1,228
Deferred income taxes	129	—

Total current liabilities	56,042	72,804
Deferred income taxes	16,828	17,166
Long-term debt	88,178	72,946
Other long-term liabilities	6,944	5,097

Total liabilities	167,992	168,013

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 and 30,000,000 shares authorized; 20,611,041 and 20,587,808 shares issued	6,182	6,176
Additional paid-in capital	100,780	99,278
Retained earnings	188,995	184,485
Accumulated other comprehensive (loss) income	(2,548)	(1,789)
Treasury stock at cost, 89,569 and 89,569 shares	(1,344)	(1,344)

Total Team shareholders’ equity	292,065	286,806
Non-controlling interest	5,333	5,384

Total equity	297,398	292,190

Total liabilities and equity	$465,390	$460,203

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2013	2012
Revenues	$174,311	$161,492
Operating expenses	125,314	111,956

Gross margin	48,997	49,536
Selling, general and administrative expenses	41,335	37,074
Earnings from unconsolidated affiliates	443	362

Operating income	8,105	12,824
Interest expense, net	608	599
Foreign currency loss	390	74

Earnings before income taxes	7,107	12,151
Less: Provision for income taxes	2,630	4,496

Net income	4,477	7,655
Less: (loss) income attributable to non-controlling interest	(33)	94

Net income available to Team shareholders	$4,510	$7,561

Net income per share: Basic	$0.22	$0.38
Net income per share: Diluted	$0.21	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2013	2012
Net income	$4,477	$7,655
Foreign currency translation adjustment	(929)	3,038
Foreign currency hedge	(362)	(112)
Tax provision attributable to other comprehensive income	514	(864)

Total comprehensive income	3,700	9,717
Less: Total comprehensive (loss) income attributable to non-controlling interest	(51)	111

Total comprehensive income available to Team shareholders	$3,751	$9,606

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,477	$7,655
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(443)	(362)
Depreciation and amortization	5,383	4,573
Amortization of deferred loan costs	55	55
Foreign currency loss	390	74
Deferred income taxes	2,092	1,211
Gain on asset sales	(111)	—
Non-cash compensation cost	870	883
(Increase) decrease:
Receivables	4,966	2,233
Inventory	(334)	(937)
Prepaid expenses and other current assets	359	(23)
Increase (decrease):
Accounts payable	(5,673)	(4,380)
Other accrued liabilities	(11,685)	(5,262)
Income taxes	(300)	905

Net cash provided by operating activities	46	6,625

Cash flows from investing activities:
Capital expenditures	(6,223)	(5,729)
Business acquisitions, net of cash acquired	(9,781)	(2,697)
Proceeds from sale of assets	148	—
Increase in other assets, net	—	(70)

Net cash used in investing activities	(15,856)	(8,496)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	14,870	1,050
Corporate tax effect from share-based payment arrangements	(33)	436
Issuance of common stock from share-based payment arrangements	671	456
Payments related to withholding tax for share-based payment arrangements	—	(30)

Net cash provided by financing activities	15,508	1,912
Effect of exchange rate changes on cash	(227)	196

Net (decrease) increase in cash and cash equivalents	(529)	237
Cash and cash equivalents at beginning of period	34,201	22,477

Cash and cash equivalents at end of period	$33,672	$22,714

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services listed below.

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: Inspection and Heat Treating Services (“IHT”) Group, Mechanical Services (“MS”) Group and Quest Integrity (“Quest”) Group. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both the IHT Group and Quest Group. The IHT Group provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction and expansion activities. The Quest Group provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

Turnaround services are offered in both the IHT Group and in the MS Group. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds and as well as new industrial facility construction or expansion. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of the MS Group and the field heat treating services that are part of the IHT Group.

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

Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2013 is derived from the May 31, 2013 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2013.

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

Effective July 1, 2013, we implemented a reorganization of our business divisions and now conduct operations in three segments: IHT Group, MS Group and Quest Group. Each operating segment has goodwill relating to past acquisitions and we will now assess goodwill for impairment at the operating segment level. Due to the changes in the underlying assumptions surrounding our goodwill testing, during the first quarter of fiscal year 2014, we performed a quantitative analysis of goodwill to test for impairment. The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded.

The fair value of the reporting units at July 1, 2013 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a four year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At July 1, 2013, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $500 million or 170%, and the fair value of each operating segment significantly exceeded their respective carrying amounts as of that date.

There was $109.0 million and $103.5 million of goodwill at August 31, 2013 and May 31, 2013, respectively. A summary of goodwill is as follows (in thousands):

	Three Months Ended August 31, 2013
	MS	IHT	Quest	Total
Balance at May 31, 2013	$19,130	$53,800	$30,536	$103,466
Acquisitions	—	5,827	—	5,827
Foreign currency adjustments	259	(318)	(257)	(316)

Balance at August 31, 2013	$19,389	$59,309	$30,279	$108,977

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2013 and May 31, 2013, the amount of earned but unbilled revenue included in accounts receivable was $26.8 million and $25.5 million, respectively.

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

Earnings per share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock (see Note 2).

Amounts used in basic and diluted earnings per share, for the three months ended August 31, 2013 and 2012, are as follows (in thousands):

	Three Months Ended August 31,
	2013	2012
Weighted-average number of basic shares outstanding	20,503	19,874
Stock options, stock units and performance awards	699	775
Assumed conversion of non-controlling interest	197	217

Total shares and dilutive securities	21,399	20,866

There were zero and 557,000 options to purchase shares of common stock outstanding during the three months ended August 31, 2013 and 2012, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

ASU 2013-02. In February 2013, an update regarding other comprehensive income was issued to require entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The update is effective for fiscal years beginning after December 15, 2012. This update was adopted by Team on June 1, 2013. The adoption of this update did not have a material impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In July 2013, we purchased Global Ascent, Inc. (“Global Ascent”) a leading provider of industrial rope access services for $10.8 million in cash plus additional consideration of up to a maximum of $4.0 million based upon the future performance of Global Ascent over the next six years. Based upon the preliminary price allocation, we have recorded $0.9 million in net working capital, $0.1 million in fixed assets, $5.8 million in goodwill, $6.0 million in intangibles classified as customer relationships, and $2.0 million in contingent consideration.

In August 2012, Team’s subsidiary, Quest Integrity Group, LLC (“Quest Integrity”), acquired a specialty remote digital video inspection company based in New Zealand for approximately $3.0 million in cash. Based upon the completed purchase price allocation, we have recorded $0.7 million in fixed assets, $1.1 million in intangible assets classified as customer relationships, $0.3 million in intangible assets classified as non-compete agreements and $0.9 million in goodwill. In September 2012, Team also acquired the common stock of TCI Services, Inc. (“TCI”) for approximately $23.2 million, of which $16.5 million was cash paid and $6.7 million was deferred payments. TCI is a company based in Oklahoma specializing in the inspection and repair of above ground storage tanks. Based upon the completed purchase price allocation associated with the TCI acquisition, we recorded $4.1 million in net working capital, $2.6 million in fixed assets, $6.7 million in intangible assets classified as customer relationships, $1.1 million in intangible assets classified as trade name, $8.6 million in goodwill, $1.0 million in other current liabilities and $5.7 million in other long-term liabilities. The $1.0 million in other current liabilities and $5.7 million in other long-term liabilities represent future consideration to be paid, of which $1.9 million is an estimate of contingent payments to be made based upon the future performance criteria of TCI and the remainder is due in annual installments of $1.0 million beginning in September 2013. The combined unaudited annual revenues for both acquired businesses are approximately $24 million based upon their most recently completed fiscal years, and the total consideration for both was approximately $26 million, subject to adjustments for working capital true-ups and the future performance of the businesses. As a result of the two business acquisitions, we expect to be able to deduct $6.7 million of the goodwill recognized for tax purposes. Of the $8.6 million of TCI goodwill, $1.9 million is contingent consideration and will be considered deductible when paid.

On November 3, 2010, we purchased 95% of Quest Integrity, a privately held advanced inspection services and engineering assessment company. We expect to purchase the remaining 5% in fiscal year 2015 for a purchase consideration based upon the future financial performance of Quest Integrity as defined in the purchase agreement. Future consideration would be payable in our common stock for an aggregate value of no less than $2.4 million, provided the aggregate value of the consideration does not exceed 20% of our outstanding common stock. Our valuation of the remaining 5% equity of Quest Integrity at the date of acquisition was $4.9 million, which is reflected in the shareholders’ equity section of the Consolidated Balance Sheet as “Non-controlling interest”.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	441
Other comprehensive income attributable to non-controlling interest	(25)

Carrying value of non-controlling interest at August 31, 2013	$5,333

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2013 and May 31, 2013 is as follows (in thousands):

	August 31, 2013	May 31, 2013
	(unaudited)
Trade accounts receivable	$145,962	$152,030
Unbilled revenues	26,795	25,516
Allowance for doubtful accounts	(5,742)	(5,438)

Total	$167,015	$172,108

4. INVENTORY

A summary of inventory as of August 31, 2013 and May 31, 2013 is as follows (in thousands):

	August 31, 2013	May 31, 2013
	(unaudited)
Raw materials	$3,361	$3,460
Work in progress	841	845
Finished goods	22,628	22,202

Total	$26,830	$26,507

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2013 and May 31, 2013 is as follows (in thousands):

	August 31, 2013	May 31, 2013
	(unaudited)
Land	$3,092	$3,108
Buildings and leasehold improvements	20,603	18,445
Machinery and equipment	141,102	137,439
Furniture and fixtures	4,668	4,469
Computers and computer software	9,146	8,871
Automobiles	3,572	3,842
Construction in progress	3,499	3,816

Total	185,682	179,990
Accumulated depreciation and amortization	(108,958)	(105,051)

Property, plant, and equipment, net	$76,724	$74,939

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to 50 acres of undeveloped land purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location. The property is being actively marketed using the services of a broker.

7. INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2013 and May 31, 2013 is as follows (in thousands):

	August 31, 2013			May 31, 2013
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$27,349	$(4,858)	$22,491	$21,418	$(4,168)	$17,250
Non-compete agreements	3,676	(3,275)	401	3,701	(3,232)	469
Trade names	4,075	(487)	3,588	4,075	(424)	3,651
Technology	5,112	(1,299)	3,813	5,112	(1,166)	3,946
Licenses	683	(66)	617	683	(49)	634

Total	$40,895	$(9,985)	$30,910	$34,989	$(9,039)	$25,950

Amortization expense for the three months ended August 31, 2013 and 2012 was $1.0 million and $0.7 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2013 and May 31, 2013 is as follows (in thousands):

	August 31, 2013	May 31, 2013
	(unaudited)
Payroll and other compensation expenses	$19,625	$32,093
Insurance accruals	5,414	5,385
Property, sales and other non-income related taxes	2,194	2,385
Other	10,914	9,302

Total	$38,147	$49,165

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In fiscal year 2012, we renewed our banking credit facility (“Credit Facility”) with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with the renewal, we capitalized $0.8 million of associated debt issuance costs which will be amortized over the life of the Credit Facility. The Credit Facility bears interest at LIBOR plus 1.75% and has commitment fees of 0.30% on unused borrowing capacity.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.7 million at August 31,

2013 and $13.1 million at May 31, 2013. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

ASC 815, Derivatives and Hedging (“ASC 815”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2013 and 2012, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
Euro denominated long-term debt	$(362)	$(112)	$—	$—

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At August 31, 2013, the €12.3 million borrowing had a U.S. Dollar value of $16.4 million.

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

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2013			May 31, 2013
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,642	Liability	Long-term debt	$2,004

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2013
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Euro denominated long-term debt	$—	$1,642	$—	$1,642

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2013, there were approximately 1.4 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at August 31, 2013. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $0.9 million for both the three months ended August 31, 2013 and 2012. The tax benefit related to share-based compensation was $0.0 million and $0.4 million for the three months ended August 31, 2013 and 2012, respectively. At August 31, 2013, $7.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the three months ended August 31, 2013 and 2012. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended August 31, 2013 and 2012 are summarized below:

	Three Months Ended August 31, 2013		Three Months Ended August 31, 2012
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,052	$20.24	1,562	$18.95
Changes during the period:
Granted	—	$—	—	$—
Exercised	(23)	$29.92	(57)	$8.00
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	1,029	$20.03	1,505	$19.36

Exercisable at end of period	1,029	$20.03	1,505	$19.36

Options exercisable at August 31, 2013 had a weighted-average remaining contractual life of 3.1 years. For total options outstanding at August 31, 2013, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$6.42 to $9.62	121	$8.93	1.7
$9.63 to $12.82	157	$11.10	2.4
$12.83 to $16.03	308	$14.56	2.8
$16.04 to $32.05	443	$30.04	4.1

	1,029	$20.03	3.1

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.1 million for the three months ended August 31, 2013 and 2012. Transactions involving our performance awards during the three months ended August 31, 2013 and 2012 are summarized below:

	Three Months Ended August 31, 2013		Three Months Ended August 31, 2012
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	57	$25.45	64	$21.86
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Performance awards, end of period	57	$25.45	64	$21.86

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $0.7 million for the three months ended August 31, 2013 and 2012. Transactions involving our stock units and director stock grants during the three months ended August 31, 2013 and 2012 are summarized below:

	Three Months Ended August 31, 2013		Three Months Ended August 31, 2012
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	329	$26.07	342	$21.73
Changes during the period:
Granted	7	$38.88	—	—
Vested and settled	—	—	(3)	$21.32
Cancelled	(7)	$25.50	(6)	$21.25

Stock and stock units, end of period	329	$26.36	333	$21.74

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Three Months Ended August 31, 2013				Three Months Ended August 31, 2012
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(3,532)	$2,004	$(261)	$(1,789)	$(4,593)	$2,678	$(672)	$(2,587)
Other comprehensive income before tax	(929)	(362)	514	(777)	3,038	(112)	(864)	2,062
Non-controlling interest	18	—	—	18	(17)	—	—	(17)

Balance, end of period	$(4,443)	$1,642	$253	$(2,548)	$(1,572)	$2,566	$(1,536)	$(542)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended August 31, 2013			Three Months Ended August 31, 2012
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(929)	$376	$(553)	$3,038	$(908)	$2,130
Foreign currency hedge	(362)	138	(224)	(112)	44	(68)

Total	$(1,291)	$514	$(777)	$2,926	$(864)	$2,062

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2013, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting (“ASC 280”), requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Through July 1, 2013, we operated in only one segment—the industrial services segment. Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair.

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT Group, MS Group and Quest Group. All three operating segments operate under a business segment manager who will report directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
	(unaudited)
Revenues:
IHT	$95,833	$82,210
MS	65,769	65,327
Quest	12,709	13,955
Corporate and shared support services	—	—

	$174,311	$161,492

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
	(unaudited)
Operating income:
IHT	$10,183	$9,659
MS	6,801	7,244
Quest	(696)	3,021
Corporate and shared support services	(8,183)	(7,100)

	$8,105	$12,824

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
	(unaudited)
Capital expenditures:
IHT	$1,845	$2,271
MS	1,647	2,787
Quest	1,956	525
Corporate and shared support services	775	146

	$6,223	$5,729

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
	(unaudited)
Depreciation and amortization:
IHT	$2,082	$1,748
MS	1,778	1,709
Quest	1,325	980
Corporate and shared support services	198	136

	$5,383	$4,573

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
	(unaudited)	(unaudited)
Revenues:
United States	$123,805	$113,054
Canada	32,928	35,086
Europe	8,433	6,700
Other foreign countries	9,145	6,652

Total	$174,311	$161,492

	August 31, 2013	May 31, 2013
	(unaudited)	(unaudited)
Total assets:
United States	$341,761	$334,579
Canada	64,844	68,164
Europe	36,268	35,734
Other foreign countries	22,517	21,726

Total	$465,390	$460,203

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) formed in May 2008, to perform non-destructive testing and inspection services in Alaska. The joint venture is an integral part of our operations in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $2.2 million at August 31, 2013 and $1.8 million at May 31, 2013. Revenues from the joint venture not reflected in our consolidated revenues were $4.0 million and $4.5 million for the three months ended August 31, 2013 and 2012.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. Prior to February 2013, we were using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. In February 2013, the Venezuelan government announced a devaluation in its currency and created a new official exchange rate of 6.30 Bolivars per U.S. Dollar. As a result of the currency devaluation, we recognized a $0.6 million pre-tax foreign currency loss during the third quarter of fiscal year 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At August 31, 2013, our Venezuelan subsidiary had $2.9 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2013.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 7 of our Annual Report on Form 10-K for the year ended May 31, 2013.

General Description of Business

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services listed below.

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT Group, MS Group and Quest Group. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both the IHT Group and Quest Group. The IHT Group provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream) or during facility turnarounds or during new construction or expansion activities. The Quest Group provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

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

On-stream services are offered by the MS Group and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is derived from of the population of the existing infrastructure of operating industrial facilities.

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

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

The following table sets forth the components or revenue and operating income from our operations for the quarters ending August 31, 2013 and 2012:

	Three months ended August 31,		Increase (decrease)
	2013	2012	$	%
Revenues by business segment:
IHT	$95,833	$82,210	$13,623	17%
MS	65,769	65,327	442	1%
Quest	12,709	13,955	(1,246)	(9)%

	$174,311	$161,492	$12,819	8%

Revenues by Service Type:
Inspection and assessment	$88,585	$78,042	$10,543	14%
Turnaround	45,642	49,262	(3,620)	(7)%
On-stream services	40,084	34,188	5,896	17%

	$174,311	$161,492	$12,819	8%

Operating income:
IHT	$10,183	$9,659	$524	5%
MS	6,801	7,244	(443)	(6)%
Quest	(696)	3,021	(3,717)	(123)%
Corporate and shared support	(8,183)	(7,100)	(1,083)	15%

	$8,105	$12,824	$(4,719)	(37)%

Operating income % of revenues	5%	8%

Revenues. Overall revenues were up 8% in the three months ended August 31, 2013 compared to the prior year quarter. About $6 million of this increase was associated with businesses acquisitions (all in IHT). Revenue growth in the quarter was negatively impacted by a deferral of projects in Quest and declining project revenues in Canada in the MS segment.

Operating Income. Our operating income for the quarter was down $4.7 million compared to the prior year quarter, nearly all attributable to Quest, reflecting the deferral of some projects and due to increased operating costs associated with the expansion of the field service network to meet growth expectations and increased development spending on next generation tooling. We currently anticipate that several significant Quest projects originally expected to be performed in the first quarter will now take place in the second or third quarter. We expect Quest’s business growth trajectory and profitability to remain strong in the current fiscal year and that, by the end of the year, it will report 20% growth in revenues and operating profits versus fiscal 2013.

Operating income as a percentage of revenues was also impacted by a decline in gross margin percent in both IHT and MS due to a) wage cost escalations in advance of our ability to fully pass those costs to our customers in the form of rate increases and b) due to significant declines in large project work in a few regions, resulting in a temporary imbalance in our resources with current activity levels.

Corporate and shared support costs in the current quarter include $0.7 million of severance associated with the realignment into three business segments announced in June 2013.

Foreign currency loss. There were $0.4 million currency transaction losses for the three months ended August 31, 2013 primarily related to fluctuations between the Canadian Dollar and U.S. Dollar and the

Australian Dollar and the U.S. Dollar. Foreign currency transaction losses were $0.1 million for the three months ended August 31, 2012.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2013) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At August 31, 2013, we had $33.7 million of cash on hand and approximately $48 million of available borrowing capacity through our Credit Facility. Our Credit Facility does not mature until July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. We have initiated the stock repurchases on the open market and expect to continue our stock repurchases, subject to regulatory limitations.

Restrictions on cash. Included in our cash and cash equivalents at August 31, 2013, is $1.7 million of cash in Venezuela and $16.1 million of cash in foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary. Due to the official devaluation of the Venezuelan currency, the Bolivar, in February 2013 we recorded a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

Cash flows attributable to our operating activities. For the three months ended August 31, 2013, net cash provided by operating activities was $0.0 million. Net income of $4.5 million, depreciation and amortization of $5.4 million, deferred taxes of $2.1 million, and non-cash compensation cost of $0.9 million were offset by a $12.7 million increase in working capital.

Cash flows attributable to our investing activities. For the three months ended August 31, 2013, net cash used in investing activities was $15.9 million, consisting primarily of $6.2 million of capital expenditures and $9.8 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the three months ended August 31, 2013, net cash provided by financing activities was $15.5 million consisting primarily of $14.9 million of net borrowings related to our Credit Facility.

Effect of exchange rate changes on cash. For the three months ended August 31, 2013, the effect of exchange rate changes on cash was a negative $0.2 million. We have significant operations in Europe and

Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2013, the exchange rate with the Euro increased from $1.30 per Euro to $1.33 per Euro, an increase of 2%. During the same period, the exchange rate with the Canadian Dollar decreased from $.97 per Canadian Dollar to $.95 per Canadian Dollar, a decrease of 2%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $0.9 million for the three months ended August 31, 2013.

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

At August 31, 2013, our Venezuelan subsidiary had $2.9 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (6.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.3 million. As discussed above, there was an official devaluation of the Venezuelan currency, the Bolivar, in February 2013 which resulted in the recognition of a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

ITEM 4.	CONTROLS AND PROCEDURES

Limitations on effectiveness of control. Our management, including the principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2013, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of our fiscal year ending May 31, 2014.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2013, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A. RISK	FACTORS

See page 7 of our Annual Report on Form 10-K for the year ended May 31, 2013 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. We have initiated the stock repurchases on the open market and expect to continue our stock repurchases, subject to regulatory limitations.

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

TEAM, INC. (Registrant)

Date: October 8, 2013	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)