Form 10-Q
period 2013-11-30
TEAM INC
filed 2014-01-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,327,149 shares of common stock, par value $0.30, outstanding as of December 27, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2013	May 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,631	$34,201
Receivables, net of allowance of $5,141 and $5,438	184,586	172,108
Inventory	26,633	26,507
Deferred income taxes	3,892	5,321
Prepaid expenses and other current assets	7,341	8,781

Total current assets	259,083	246,918
Property, plant and equipment, net	79,728	74,939
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $10,913 and $9,039	25,340	25,950
Goodwill	113,945	103,466
Other assets, net	3,584	2,907
Deferred income taxes	1,079	816

Total assets	$487,966	$460,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,977	$22,411
Other accrued liabilities	45,372	49,165
Income taxes payable	4,209	1,228
Deferred income taxes	29	—

Total current liabilities	71,587	72,804
Deferred income taxes	19,108	17,166
Long-term debt	91,708	72,946
Other long-term liabilities	4,588	5,097

Total liabilities	186,991	168,013

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 and 30,000,000 shares authorized; 20,325,149 and 20,587,808 shares issued	6,096	6,176
Additional paid-in capital	100,172	99,278
Retained earnings	191,112	184,485
Accumulated other comprehensive (loss) income	(1,920)	(1,789)
Treasury stock at cost, 0 and 89,569 shares	—	(1,344)

Total Team shareholders’ equity	295,460	286,806
Non-controlling interest	5,515	5,384

Total equity	300,975	292,190

Total liabilities and equity	$487,966	$460,203

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Revenues	$200,493	$200,648	$374,804	$362,140
Operating expenses	135,678	138,184	260,992	250,140

Gross margin	64,815	62,464	113,812	112,000
Selling, general and administrative expenses	43,422	39,928	84,757	77,002
Earnings from unconsolidated affiliates	350	504	793	866
Gain on revaluation of contingent consideration	2,138	—	2,138	—

Operating income	23,881	23,040	31,986	35,864
Interest expense, net	811	677	1,419	1,276
Foreign currency loss	140	114	530	188

Earnings before income taxes	22,930	22,249	30,037	34,400
Less: Provision for income taxes	8,333	8,232	10,963	12,728

Net income	14,597	14,017	19,074	21,672
Less: Income attributable to non-controlling interest	172	81	139	175

Net income available to Team shareholders	$14,425	$13,936	$18,935	$21,497

Net income per share: Basic	$0.71	$0.69	$0.93	$1.08
Net income per share: Diluted	$0.68	$0.66	$0.89	$1.03

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net income	$14,597	$14,017	$19,074	$21,672
Foreign currency translation adjustment	719	1,252	(210)	4,290
Foreign currency hedge	(400)	(536)	(762)	(648)
Tax benefit (provision) attributable to other comprehensive income	319	488	833	(376)

Total comprehensive income	15,235	15,221	18,935	24,938
Less: Total comprehensive income attributable to non-controlling interest	182	92	131	203

Total comprehensive income available to Team shareholders	$15,053	$15,129	$18,804	$24,735

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,074	$21,672
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(793)	(866)
Depreciation and amortization	10,691	9,654
Amortization of deferred loan costs	110	111
Foreign currency loss	530	188
Deferred income taxes	3,438	2,038
Gain on contingent consideration revaluation	(2,138)	—
Gain on asset sales	(85)	—
Non-cash compensation cost	2,210	2,120
(Increase) decrease:
Receivables	(12,150)	(18,361)
Inventory	(83)	(1,393)
Prepaid expenses and other current assets	1,457	1,174
Increase (decrease):
Accounts payable	(507)	182
Other accrued liabilities	(4,459)	5,005
Income taxes	2,923	(1,805)

Net cash provided by operating activities	20,218	19,719

Cash flows from investing activities:
Capital expenditures	(13,619)	(12,654)
Business acquisitions, net of cash acquired	(10,175)	(18,144)
Proceeds from sale of assets	204	—
Decrease (increase) in other assets, net	3	(8)

Net cash used in investing activities	(23,587)	(30,806)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	18,000	19,000
Corporate tax effect from share-based payment arrangements	679	1,997
Issuance of common stock from share-based payment arrangements	1,987	3,394
Payments related to withholding tax for share-based payment arrangements	(1,692)	(1,517)
Payments related to purchase of treasury stock	(13,334)	—

Net cash provided by financing activities	5,640	22,874
Effect of exchange rate changes on cash	159	221

Net increase in cash and cash equivalents	2,430	12,008
Cash and cash equivalents at beginning of period	34,201	22,477

Cash and cash equivalents at end of period	$36,631	$34,485

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

Turnaround services are offered in both the IHT Group and in the MS Group. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of the MS Group and the field heat treating services that are part of the IHT Group.

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

Effective July 1, 2013, we implemented a reorganization of our business divisions and now conduct operations in three segments: IHT Group, MS Group and Quest Group. Each operating segment has goodwill relating to past acquisitions and we now assess goodwill for impairment at the operating segment level. Due to the changes in the underlying assumptions surrounding our goodwill testing, during the first quarter of fiscal year 2014, we performed a quantitative analysis of goodwill to test for impairment. The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded.

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

There was $113.9 million and $103.5 million of goodwill at November 30, 2013 and May 31, 2013, respectively. A summary of goodwill is as follows (in thousands):

	Six Months Ended November 30, 2013
	MS	IHT	Quest	Total
Balance at May 31, 2013	$19,130	$53,800	$30,536	$103,466
Acquisitions	—	10,412	—	10,412
Foreign currency adjustments	545	(487)	9	67

Balance at November 30, 2013	$19,675	$63,725	$30,545	$113,945

In November 2010, we purchased 95% of Quest Integrity Group, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest (the “Non-Controlling Interests”) at the end of fiscal 2015 based upon a valuation methodology as specified in the purchase agreement.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	613
Other comprehensive income attributable to non-controlling interest	(15)

Carrying value of non-controlling interest at November 30, 2013	$5,515

Income taxes. We follow the guidance of the ASC 740, Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, future reversals of existing taxable temporary differences, and tax planning strategies.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB or the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2013 and May 31, 2013, the amount of earned but unbilled revenue included in accounts receivable was $25.0 million and $25.5 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and six months ended November 30, 2013 and 2012, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Weighted-average number of basic shares outstanding	20,409	20,052	20,459	19,963
Stock options, stock units and performance awards	614	736	657	753
Assumed conversion of non-controlling interest	210	206	207	216

Total shares and dilutive securities	21,233	20,994	21,323	20,932

There were no stock options outstanding during the three months ended November 30, 2013 and 2012 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were zero and 67,000 options to purchase shares of common stock outstanding during the six months ended November 30, 2013 and 2012, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

ASU 2011-05. In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. This update was adopted by Team on June 1, 2012. The adoption of this standard did not have a material effect on our results of operations, financial position or cash flows.

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

2. ACQUISITIONS

In July 2013, we purchased a leading provider of industrial rope access services, for a total consideration of approximately $13 million including $11.7 million allocated to goodwill and intangible assets. In September 2012, we purchased TCI Services, Inc., (“TCI”), a leading provider of inspection and repair services of above ground storage tanks. The TCI acquisition included total consideration of approximately $23 million, including $16.4 million allocated to goodwill and intangible assets. The purchase price included contingent consideration which we revalued at November 30, 2013, resulting in the recognition of a non-cash gain of $2.1 million.

In the fiscal year ended May 31, 2013, we also purchased a specialty remote digital video inspection company in New Zealand for approximately $3 million in cash.

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2013 and May 31, 2013 is as follows (in thousands):

	November 30, 2013	May 31, 2013
	(unaudited)
Trade accounts receivable	$164,751	$152,030
Unbilled revenues	24,976	25,516
Allowance for doubtful accounts	(5,141)	(5,438)

Total	$184,586	$172,108

4. INVENTORY

A summary of inventory as of November 30, 2013 and May 31, 2013 is as follows (in thousands):

	November 30, 2013	May 31, 2013
	(unaudited)
Raw materials	$3,237	$3,460
Work in progress	1,037	845
Finished goods	22,359	22,202

Total	$26,633	$26,507

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2013 and May 31, 2013 is as follows (in thousands):

	November 30, 2013	May 31, 2013
	(unaudited)
Land	$3,087	$3,108
Buildings and leasehold improvements	19,215	18,445
Machinery and equipment	145,431	137,439
Furniture and fixtures	4,790	4,469
Capitalized ERP system development costs	850	—
Computers and computer software	9,387	8,871
Automobiles	3,517	3,842
Construction in progress	6,900	3,816

Total	193,177	179,990
Accumulated depreciation and amortization	(113,449)	(105,051)

Property, plant, and equipment, net	$79,728	$74,939

In the second quarter of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed during fiscal 2016. Total future capital costs associated with the implementation are expected to be in the range of $10 to 12 million over the next two years.

Included in construction in progress are costs of approximately $3.5 million associated with the re-development of Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project is expected to be completed in the spring of 2014 at a total cost of approximately $9 million.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to 50 acres of undeveloped land in Pearland, Texas.

7. INTANGIBLE ASSETS

A summary of intangible assets as of November 30, 2013 and May 31, 2013 is as follows (in thousands):

	November 30, 2013			May 31, 2013
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,701	$(5,498)	$17,203	$21,418	$(4,168)	$17,250
Non-compete agreements	3,682	(3,352)	330	3,701	(3,232)	469
Trade names	4,075	(550)	3,525	4,075	(424)	3,651
Technology	5,112	(1,432)	3,680	5,112	(1,166)	3,946
Licenses	683	(81)	602	683	(49)	634

Total	$36,253	$(10,913)	$25,340	$34,989	$(9,039)	$25,950

Amortization expense for the three months ended November 30, 2013 and 2012 was $0.9 million and $1.0 million, respectively. Amortization expense for the six months ended November 30, 2013 and 2012 was $1.9 million and $1.7 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2013 and May 31, 2013 is as follows (in thousands):

	November 30, 2013	May 31, 2013
	(unaudited)
Payroll and other compensation expenses	$26,492	$32,093
Insurance accruals	5,475	5,385
Property, sales and other non-income related taxes	2,356	2,385
Other	11,049	9,302

Total	$45,372	$49,165

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In fiscal year 2012, we renewed our banking credit facility (“Credit Facility”) with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with the renewal, we capitalized $0.8 million of associated debt issuance costs which will be amortized over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2013) and has commitment fees of 0.30% on unused borrowing capacity.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.7 million at November 30, 2013 and $13.1 million at May 31, 2013. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At November 30, 2013, the €12.3 million borrowing had a U.S. Dollar value of $16.8 million.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2013 and 2012, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2013	2012	2013	2012	2013	2012	2013	2012
Euro denominated long-term debt	$(400)	$(536)	$—	$—	$(762)	$(648)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2013			May 31, 2013
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,242	Liability	Long-term debt	$2,004

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration		$—	$—	$2,047	$2,047
Euro denominated long-term debt		—	2,004	—	2,004

Total liabilities	$		$2,004	$2,047	$4,051

	November 30, 2013
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration		$—	$—	$2,059	$2,059
Euro denominated long-term debt		—	1,242	—	1,242

Total liabilities	$		$1,242	$2,059	$3,301

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement are not supported by market activity include a combination of actual cash flows and probability-weighted assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreement.

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2013, there were approximately

1.3 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans is generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at November 30, 2013. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.2 million and $2.1 million for the six months ended November 30, 2013 and 2012 respectively. At November 30, 2013, $10.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 3.1 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $0.7 million and $2.0 million for the six months ended November 30, 2013 and 2012, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the six months ended November 30, 2013 and 2012. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the six months ended November 30, 2013 and 2012 are summarized below:

	Six Months Ended November 30, 2013		Six Months Ended November 30, 2012
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,052	$20.24	1,562	$18.95
Changes during the period:
Granted	—	$—	—	$—
Exercised	(80)	$24.73	(258)	$13.17
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	972	$19.87	1,304	$20.09

Exercisable at end of period	972	$19.87	1,304	$20.09

Options exercisable at November 30, 2013 had a weighted-average remaining contractual life of 2.9 years. For total options outstanding at November 30, 2013, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$6.42 to $9.62	116	$8.92	1.4
$9.63 to $12.82	152	$11.11	2.2
$12.83 to $16.03	295	$14.61	2.6
$16.04 to $32.05	409	$30.01	3.9

	972	$19.87	2.9

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.3 million for the six months ended November 30, 2013 and 2012. Transactions involving our performance awards during the six months ended November 30, 2013 and 2012 are summarized below:

	Six Months Ended November 30, 2013		Six Months Ended November 30, 2012
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	57	$25.45	65	$21.86
Changes during the period:
Granted	17	$36.40	19	$32.89
Vested and settled	(24)	$22.65	(27)	$22.04
Cancelled	—	$—	—	$—

Performance awards, end of period	50	$30.63	57	$25.45

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $1.9 million for the six months ended November 30, 2013 and 2012. Transactions involving our stock units and director stock grants during the six months ended November 30, 2013 and 2012 are summarized below:

	Six Months Ended November 30, 2013		Six Months Ended November 30, 2012
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	329	$26.07	342	$21.73
Changes during the period:
Granted	136	$36.71	141	$32.81
Vested and settled	(137)	$24.34	(142)	$22.54
Cancelled	(11)	$26.86	(8)	$21.84

Stock and stock units, end of period	317	$31.38	333	$26.07

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Six Months Ended November 30, 2013				Six Months Ended November 30, 2012
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(3,532)	$2,004	$(261)	$(1,789)	$(4,593)	$2,678	$(672)	$(2,587)
Other comprehensive income before tax	(210)	(762)	833	(139)	4,290	(648)	(376)	3,266
Non-controlling interest	8	—	—	8	(28)	—	—	(28)

Balance, end of period	$(3,734)	$1,242	$572	$(1,920)	$(331)	$2,030	$(1,048)	$651

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Six Months Ended November 30, 2013			Six Months Ended November 30, 2012
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(210)	$542	$332	$4,290	$(629)	$3,661
Foreign currency hedge	(762)	291	(471)	(648)	253	(395)

Total	$(972)	$833	$(139)	$3,642	$(376)	$3,266

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2013, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT Group, MS Group and Quest Group. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$109,427	$108,935	$205,260	$191,145
MS	70,987	76,171	136,756	141,498
Quest	20,079	15,542	32,788	29,497

	$200,493	$200,648	$374,804	$362,140

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income:
IHT	$17,700	$16,313	$27,883	$25,972
MS	7,380	10,459	14,181	17,703
Quest	5,512	2,985	4,816	6,006
Corporate and shared support services	(6,711)	(6,717)	(14,894)	(13,817)

	$23,881	$23,040	$31,986	$35,864

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$1,570	$2,584	$3,415	$4,855
MS	1,751	1,825	3,191	4,612
Quest	719	876	2,675	1,401
Corporate and shared support services	3,356	1,640	4,338	1,786

	$7,396	$6,925	$13,619	$12,654

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$1,929	$2,090	$4,011	$3,838
MS	1,812	1,685	3,590	3,394
Quest	1,365	1,175	2,690	2,155
Corporate and shared support services	202	131	400	267

	$5,308	$5,081	$10,691	$9,654

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$137,601	$137,188	$261,406	$250,242
Canada	38,426	43,615	71,354	78,701
Europe	12,198	8,666	20,631	15,366
Other foreign countries	12,268	11,179	21,413	17,831

Total	$200,493	$200,648	$374,804	$362,140

	November 30, 2013	May 31, 2013
	(unaudited)
Total assets:
United States	$353,681	$334,579
Canada	68,090	68,164
Europe	39,964	35,734
Other foreign countries	26,231	21,726

Total	$487,966	$460,203

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consists entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was $2.6 million at November 30, 2013 and $1.8 million at May 31, 2013. Revenues from the joint venture not reflected in our consolidated revenues were $7.8 million and $9.0 million for the six months ended November 30, 2013 and 2012, respectively. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the

Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. Prior to February 2013, we were using the Venezuelan central bank’s official published rate (5.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. In February 2013, the Venezuelan government announced a devaluation in its currency and created a new official exchange rate of 6.30 Bolivars per U.S. Dollar. As a result of the currency devaluation, we recognized a $0.6 million pre-tax foreign currency loss during the third quarter of fiscal year 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela. Due to the uncertain economic and political environment in Venezuela, it is very difficult to repatriate cash flows of these operations. At November 30, 2013, our Venezuelan subsidiary had $3.6 million of net assets, consisting primarily of Bolivar denominated cash equal to $1.7 million.

17. REPURCHASE OF COMMON STOCK

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the three months ended November 30, 2013, we repurchased 369,900 shares for a total cost of $13.3 million. These shares along with 89,569 shares purchased in a prior period at a cost of $1.3 million were retired and are not included in common stock issued and outstanding as of November 30, 2013. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings.

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

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

The following table sets forth the components of revenue and operating income from our operations for the quarters ending November 30, 2013 and 2012:

	Three Months Ended November 30,		Increase (Decrease)
	2013	2012	$	%
Revenues by business segment:
IHT	$109,427	$108,935	$492	0%
MS	70,987	76,171	(5,184)	(7)%
Quest	20,079	15,542	4,537	29%

	$200,493	$200,648	$(155)	(0)%

Revenues by service type:
Inspection and assessment	$109,483	$98,275	$11,208	11%
Turnaround	50,562	66,746	(16,184)	(24)%
On-stream services	40,448	35,627	4,821	14%

	$200,493	$200,648	$(155)	(0)%

Operating income:
IHT	$17,700	$16,313	$1,387	9%
MS	7,380	10,459	(3,079)	(29)%
Quest	5,512	2,985	2,527	85%
Corporate and shared support	(6,711)	(6,717)	6	0%

	$23,881	$23,040	$841	4%

Operating income % of revenues	12%	11%

Revenues. While overall revenues were largely unchanged from the prior year quarter, the components of our revenue shifted significantly in the current year quarter. Quest revenues grew 29% reflecting continued growth in both process and pipeline inspection services. Both IHT and MS business units were negatively impacted by fewer large turnaround projects in the current year quarter as compared to the prior year quarter. As a result, total turnaround service revenues declined $16 million compared to the prior year quarter, with about half of that decline attributable to a reduction in major projects in the Canadian oil sands.

Operating Income. Overall operating income was virtually the same as the prior year quarter. However, the current year quarter includes (in the IHT business unit) a non-cash $2.1 million gain from the revaluation of contingent consideration (see note 2 to condensed financial statements). Changes in operating income within business groups were driven primarily by revenue changes. Quest’s operating income improved $2.5 million (85%) over the prior year quarter due to its significant revenue growth in the quarter. MS operating income declined by $3.0 million primarily as a result of the fewer large turnaround projects compared to the prior year quarter.

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

The following table sets forth the components or revenue and operating income from our operations for the six months ending November 30, 2013 and 2012:

	Six Months Ended November 30,		Increase (Decrease)
	2013	2012	$	%
Revenues by business segment:
IHT	$205,260	$191,145	$14,115	7%
MS	136,756	141,498	(4,742)	(3)%
Quest	32,788	29,497	3,291	11%

	$374,804	$362,140	$12,664	3%

Revenues by service type:
Inspection and assessment	$198,069	$176,317	$21,752	12%
Turnaround	96,204	116,008	(19,804)	(17)%
On-stream services	80,531	69,815	10,716	15%

	$374,804	$362,140	$12,664	3%

Operating income:
IHT	$27,883	$25,972	$1,911	7%
MS	14,181	17,703	(3,522)	(20)%
Quest	4,816	6,006	(1,190)	(20)%
Corporate and shared support	(14,894)	(13,817)	(1,077)	(8)%

	$31,986	$35,864	$(3,878)	(11)%

Operating income % of revenues	9%	10%

Revenues. For the first half of fiscal 2014, overall revenues increased $12.7 million over the prior year-to-date period, including $7.0 million associated with business acquisitions (all in IHT). The current year-to-date period reflects significantly fewer large turnaround projects as compared to the prior year to date period. The reduction in turnaround activity was partially offset by a 15% increase in on-stream services. Quest revenues were up 11% over the prior year-to-date period, reflecting its slow start in the first quarter of the fiscal year followed by a very strong second quarter.

Operating income. Overall operating income was down $3.9 million from the first half of last year. Without regard to the $2.1 million non-cash gain recognized in the second quarter and $0.7 million of severance costs in the first quarter (included in corporate and shared support costs), operating income would have declined by $5.3 million. $3.5 million of the decline in operating income is attributable to the MS Group, reflecting the fewer number of large projects in the first half of the current year compared to last year, and $1.2 million is due to the slow first quarter of the fiscal year by Quest.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. In July 2011, we renewed our Credit Facility with our banking syndicate. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2013) with the margin based on financial covenants set forth in the Credit Facility, and matures in July 2016. In connection with the renewal of the Credit Facility, we capitalized $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At November 30, 2013, we had $36.6 million of cash on hand and approximately $45 million of available borrowing capacity through our Credit Facility. Our Credit Facility does not mature until July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal 2016. Total future capital costs associated with the implementation are expected to be in the range of $10 to 12 million over the next two years.

Additionally, we have committed about $9 million for the re-development of Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project is expected to be completed in the spring of 2014 at a total cost of approximately $9 million.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. During the three months ended November 30, 2013, we completed stock repurchases of 369,900 shares for a total cost of $13.3 million. These shares were then retired and are now no longer included within common stock issued and outstanding.

Restrictions on cash. Included in our cash and cash equivalents at November 30, 2013, is $1.7 million of cash in Venezuela and $15.1 million of cash in foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary. Due to the official devaluation of the Venezuelan currency, the Bolivar, in February 2013 we recorded a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

Cash flows attributable to our operating activities. For the six months ended November 30, 2013, net cash provided by operating activities was $20.2 million. Net income of $19.1 million, depreciation and amortization of $10.7 million, deferred taxes of $3.4 million, and non-cash compensation cost of $2.2 million were offset by a contingent consideration revaluation of $2.1 million and a $12.8 million increase in working capital.

Cash flows attributable to our investing activities. For the six months ended November 30, 2013, net cash used in investing activities was $23.6 million, consisting primarily of $13.6 million of capital expenditures and $10.2 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the six months ended November 30, 2013, net cash provided by financing activities was $5.6 million consisting primarily of $18.0 million of net borrowings related to our Credit Facility offset by $13.3 million of payments related to the purchase of treasury stock.

Effect of exchange rate changes on cash. For the six months ended November 30, 2013, the effect of exchange rate changes on cash was a positive $0.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2013, the exchange rate with the Euro increased from $1.30 per Euro to $1.36 per Euro, an increase of 5%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.97 per Canadian Dollar to $0.94 per Canadian Dollar, a decrease of 3%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $0.2 million for the six months ended November 30, 2013.

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

At November 30, 2013, our Venezuelan subsidiary had $3.6 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. We use the Venezuelan central bank’s official published rate (6.30 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate is readily available. A 10% change in the exchange rate used to value the net assets of our Venezuelan subsidiary would have an effect on pretax earnings of $0.4 million. As discussed above, there was an official devaluation of the Venezuelan currency, the Bolivar, in February 2013 which resulted in the recognition of a devaluation loss of $0.6 million during the year ended May 31, 2013. Management is closely monitoring currency valuation developments in Venezuela. If further devaluations occur in fiscal year 2014, we will incur further impairments of our investment in Venezuela.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2013, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of our fiscal year ending May 31, 2014.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2013, one hundred and six lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. Through November 30, 2013, we repurchased a total of 369,900 shares under this program for an aggregate cost of $13.3 million, or an average price of $36.05 per share.

Repurchases during the first half of fiscal year 2014 were as follows:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan or Program
June 1—August 31, 2013	—	—	—	—
September 1—September 30, 2013	—	—	—	—
October 1—November 30, 2013	369,900	$36.05	369,900	$11,666,511

Total	369,900	$36.05	369,900	$11,666,511

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: January 8, 2014	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)