Form 10-Q
period 2014-02-28
TEAM INC
filed 2014-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,444,701 shares of common stock, par value $0.30, outstanding as of April 1, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2014	May 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,501	$34,201
Receivables, net of allowance of $5,343 and $5,438	157,988	172,108
Inventory	26,304	26,507
Deferred income taxes	4,474	5,321
Prepaid expenses and other current assets	7,133	8,781

Total current assets	235,400	246,918
Property, plant and equipment, net	85,392	74,939
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $11,715 and $9,039	24,390	25,950
Goodwill	114,114	103,466
Other assets, net	974	2,907
Deferred income taxes	2,020	816

Total assets	$467,497	$460,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,419	$22,411
Other accrued liabilities	39,260	49,165
Income taxes payable	516	1,228
Deferred income taxes	411	—

Total current liabilities	60,606	72,804
Deferred income taxes	15,408	17,166
Long-term debt	83,602	72,946
Other long-term liabilities	5,389	5,097

Total liabilities	165,005	168,013

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 and 30,000,000 shares authorized; 20,439,476 and 20,587,808 shares issued	6,132	6,176
Additional paid-in capital	104,322	99,278
Retained earnings	190,102	184,485
Accumulated other comprehensive loss	(3,621)	(1,789)
Treasury stock at cost, 0 and 89,569 shares	—	(1,344)

Total Team shareholders’ equity	296,935	286,806
Non-controlling interest	5,557	5,384

Total equity	302,492	292,190

Total liabilities and equity	$467,497	$460,203

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Revenues	$163,236	$150,975	$538,040	$513,115
Operating expenses	121,540	112,084	382,532	362,224

Gross margin	41,696	38,891	155,508	150,891
Selling, general and administrative expenses	40,725	38,278	125,482	115,280
Earnings (loss) from unconsolidated affiliates	29	(4)	822	862
Gain on revaluation of contingent consideration	—	—	2,138	—

Operating income	1,000	609	32,986	36,473
Interest expense, net	660	743	2,079	2,019
Foreign currency loss	1,868	729	2,398	917

Earnings (loss) before income taxes	(1,528)	(863)	28,509	33,537
Less: Provision for income taxes	(557)	(319)	10,406	12,409

Net income (loss)	(971)	(544)	18,103	21,128
Less: Income (loss) attributable to non-controlling interest	39	(9)	178	166

Net income (loss) available to Team shareholders	$(1,010)	$(535)	$17,925	$20,962

Net income (loss) per share: Basic	$(0.05)	$(0.03)	$0.88	$1.04
Net income (loss) per share: Diluted	$(0.05)	$(0.03)	$0.84	$0.99

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net income (loss)	$(971)	$(544)	$18,103	$21,128
Foreign currency translation adjustment	(2,715)	(1,985)	(2,925)	2,305
Foreign currency hedge	(94)	(143)	(856)	(791)
Tax benefit attributable to other comprehensive income	1,111	594	1,944	218

Total comprehensive income (loss)	(2,669)	(2,078)	16,266	22,860
Less: Total comprehensive income (loss) attributable to non-controlling interest	42	(14)	173	189

Total comprehensive income (loss) available to Team shareholders	$(2,711)	$(2,064)	$16,093	$22,671

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income	$18,103	$21,128
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(822)	(862)
Depreciation and amortization	15,976	14,454
Amortization of deferred loan costs	167	167
Foreign currency loss	2,398	917
Deferred income taxes	192	5,475
Gain on contingent consideration revaluation	(2,138)	—
Write-down on fixed assets	—	73
Gain on asset sale	(77)	—
Non-cash compensation cost	3,205	3,022
(Increase) decrease:
Receivables	13,431	6,675
Inventory	75	(1,675)
Prepaid expenses and other current assets	1,577	2,596
Increase (decrease):
Accounts payable	(1,598)	(3,528)
Other accrued liabilities	(10,505)	(2,796)
Income taxes	(469)	(7,430)

Net cash provided by operating activities	39,515	38,216

Cash flows from investing activities:
Capital expenditures	(23,758)	(18,803)
Business acquisitions, net of cash acquired	(10,175)	(18,589)
Proceeds from sale of assets	204	15
Distributions from joint venture	174	1,000
Decrease in other assets, net	3	55

Net cash used in investing activities	(33,552)	(36,322)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	9,800	2,400
Corporate tax effect from share-based payment arrangements	1,092	3,002
Issuance of common stock from share-based payment arrangements	4,765	8,242
Payments related to withholding tax for share-based payment arrangements	(1,692)	(1,517)
Payments related to purchase of treasury stock	(13,334)	—

Net cash provided by financing activities	631	12,127
Effect of exchange rate changes on cash	(1,294)	(76)

Net increase in cash and cash equivalents	5,300	13,945
Cash and cash equivalents at beginning of period	34,201	22,477

Cash and cash equivalents at end of period	$39,501	$36,422

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services described below.

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

Inspection and assessment services are offered in both the IHT Group and Quest Group. The IHT Group provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. The Quest Group provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

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

Goodwill, intangible assets, and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

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

There was $114.1 million and $103.5 million of goodwill at February 28, 2014 and May 31, 2013, respectively. A summary of goodwill is as follows (in thousands):

	Nine Months Ended February 28, 2014
	MS	IHT	Quest	Total
Balance at May 31, 2013	$19,130	$53,800	$30,536	$103,466
Acquisitions	—	11,336	—	11,336
Foreign currency adjustments	611	(1,448)	149	(688)

Balance at February 28, 2014	$19,741	$63,688	$30,685	$114,114

In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest (the “Non-Controlling Interests”) at the end of fiscal 2015 based upon a valuation methodology as specified in the purchase agreement.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	652
Other comprehensive income attributable to non-controlling interest	(12)

Carrying value of non-controlling interest at February 28, 2014	$5,557

Income taxes. We follow the guidance of the ASC 740, Income Taxes, which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, future reversals of existing taxable temporary differences, and tax planning strategies.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (the “SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At February 28, 2014 and May 31, 2013, the amount of earned but unbilled revenue included in accounts receivable was $28.2 million and $25.5 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and nine months ended February 28, 2014 and 2013, are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	20,384	20,387	20,432	20,104
Stock options, stock units and performance awards	614	753	643	770
Assumed conversion of non-controlling interest	195	171	209	204

Total shares and dilutive securities	21,193	21,311	21,284	21,078

There were no stock options outstanding during the three months ended February 28, 2014 and 2013 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were zero and 1,000 stock options to purchase shares of common stock outstanding during the nine months ended February 28, 2014 and 2013, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

2. ACQUISITIONS

In July 2013, we purchased a leading provider of industrial rope access services, for a total consideration of approximately $13.8 million including $12.6 million allocated to goodwill and intangible assets. In September 2012, we purchased TCI Services, Inc. (“TCI”), a leading provider of inspection and repair services of above ground storage tanks. The TCI acquisition included total consideration of approximately $21.2 million, including $16.4 million allocated to goodwill and intangible assets. The purchase price included contingent consideration which we revalued during the second quarter of fiscal year 2014, resulting in the recognition of a non-cash gain of $2.1 million.

In the fiscal year ended May 31, 2013, we also purchased a specialty remote digital video inspection company in New Zealand for approximately $3.0 million in cash.

3. RECEIVABLES

A summary of accounts receivable as of February 28, 2014 and May 31, 2013 is as follows (in thousands):

	February 28, 2014	May 31, 2013
	(unaudited)
Trade accounts receivable	$135,145	$152,030
Unbilled revenues	28,186	25,516
Allowance for doubtful accounts	(5,343)	(5,438)

Total	$157,988	$172,108

4. INVENTORY

A summary of inventory as of February 28, 2014 and May 31, 2013 is as follows (in thousands):

	February 28, 2014	May 31, 2013
	(unaudited)
Raw materials	$3,056	$3,460
Work in progress	893	845
Finished goods	22,355	22,202

Total	$26,304	$26,507

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2014 and May 31, 2013 is as follows (in thousands):

	February 28, 2014	May 31, 2013
	(unaudited)
Land	$3,067	$3,108
Buildings and leasehold improvements	19,345	18,445
Machinery and equipment	148,120	137,439
Furniture and fixtures	4,809	4,469
Capitalized ERP system development costs	2,677	—
Computers and computer software	9,581	8,871
Automobiles	3,660	3,842
Construction in progress	11,196	3,816

Total	202,455	179,990
Accumulated depreciation and amortization	(117,063)	(105,051)

Property, plant, and equipment, net	$85,392	$74,939

In the second quarter of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed during fiscal year 2016. Total future capital costs associated with the implementation are expected to be in the range of $10 to $12 million over the next two years.

Included in construction in progress are costs of approximately $7.4 million associated with the re-development of Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project is expected to be completed in the spring of 2014 at a total cost of approximately $9.0 million.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to approximately 50 acres of undeveloped land in Pearland, Texas.

7. INTANGIBLE ASSETS

A summary of intangible assets as of February 28, 2014 and May 31, 2013 is as follows (in thousands):

	February 28, 2014			May 31, 2013
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,355	$(6,059)	$16,296	$21,418	$(4,168)	$17,250
Non-compete agreements	3,630	(3,352)	278	3,701	(3,232)	469
Trade names	4,325	(641)	3,684	4,075	(424)	3,651
Technology	5,112	(1,565)	3,547	5,112	(1,166)	3,946
Licenses	683	(98)	585	683	(49)	634

Total	$36,105	$(11,715)	$24,390	$34,989	$(9,039)	$25,950

Amortization expense for the three months ended February 28, 2014 and 2013 was $0.9 million and $0.8 million, respectively. Amortization expense for the nine months ended February 28, 2014 and 2013 was $2.8 million and $2.5 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2014 and May 31, 2013 is as follows (in thousands):

	February 28, 2014	May 31, 2013
	(unaudited)
Payroll and other compensation expenses	$22,806	$32,093
Insurance accruals	5,330	5,385
Property, sales and other non-income related taxes	1,650	2,385
Other	9,474	9,302

Total	$39,260	$49,165

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking credit facility (“Credit Facility”) with our banking syndicate has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2014) and has commitment fees of 0.30% on unused borrowing capacity.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.6 million at February 28, 2014 and $13.1 million at May 31, 2013. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

ASC 815, Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At February 28, 2014 the €12.3 million borrowing had a U.S. Dollar value of $16.9 million.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 28, 2014 and 2013, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended February 28,		Three Months Ended February 28,		Nine Months Ended February 28,		Nine Months Ended February 28,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2014	2013	2014	2013	2014	2013	2014	2013
Euro denominated long-term debt	$(94)	$(143)	$—	$—	$(856)	$(791)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 28, 2014			May 31, 2013
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,148	Liability	Long-term debt	$2,004

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 28, 2014
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,982	$2,982
Euro denominated long-term debt	—	1,148	—	1,148

Total liabilities	$—	$1,148	$2,982	$4,130

	May 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,047	$2,047
Euro denominated long-term debt	—	2,004	—	2,004

Total liabilities	$—	$2,004	$2,047	$4,051

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include a combination of actual cash flows and probability-weighted assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreement.

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2014, there were approximately 1.2 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at February 28, 2014. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.2 million and $3.0 million for the nine months ended February 28, 2014 and 2013, respectively. At February 28, 2014, $9.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.9 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $1.1 million and $3.0 million for the nine months ended February 28, 2014 and 2013, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the nine months ended February 28, 2014 and 2013. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the nine months ended February 28, 2014 and 2013 are summarized below:

	Nine Months Ended February 28, 2014		Nine Months Ended February 28, 2013
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	1,052	$20.24	1,562	$18.95
Changes during the period:
Granted	—	$—	—	$—
Exercised	(195)	$24.48	(508)	$16.23
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	857	$19.28	1,054	$20.25

Exercisable at end of period	857	$19.28	1,054	$20.25

Options exercisable at February 28, 2014 had a weighted-average remaining contractual life of 2.6 years. For total options outstanding at February 28, 2014, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$6.42 to $9.62	105	$9.00	1.2
$9.63 to $12.82	152	$11.11	1.9
$12.83 to $16.03	264	$14.51	2.3
$16.04 to $32.05	336	$29.94	3.6

	857	$19.28	2.6

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.4 million for the nine months ended February 28, 2014 and 2013. Transactions involving our performance awards during the nine months ended February 28, 2014 and 2013 are summarized below:

	Nine Months Ended February 28, 2014		Nine Months Ended February 28, 2013
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	57	$25.45	65	$21.86
Changes during the period:
Granted	17	$36.40	19	$32.89
Vested and settled	(24)	$22.65	(27)	$22.04
Cancelled	—	$—	—	$—

Performance awards, end of period	50	$30.63	57	$25.45

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $2.8 million for the nine months ended February 28, 2014 and $2.6 for the nine months ended February 28, 2013. Transactions involving our stock units and director stock grants during the nine months ended February 28, 2014 and 2013 are summarized below:

	Nine Months Ended February 28, 2014		Nine Months Ended February 28, 2013
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	329	$26.07	342	$21.73
Changes during the period:
Granted	136	$36.71	141	$32.81
Vested and settled	(138)	$24.34	(142)	$22.54
Cancelled	(16)	$27.94	(8)	$22.40

Stock and stock units, end of period	311	$31.39	333	$26.07

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended February 28, 2014				Nine Months Ended February 28, 2013
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(3,532)	$2,004	$(261)	$(1,789)	$(4,593)	$2,678	$(672)	$(2,587)
Other comprehensive income before tax	(2,925)	(856)	1,944	(1,837)	2,305	(791)	218	1,732
Non-controlling interest	5	—	—	5	(23)	—	—	(23)

Balance, end of period	$(6,452)	$1,148	$1,683	$(3,621)	$(2,311)	$1,887	$(454)	$(878)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Nine Months Ended February 28, 2014			Nine Months Ended February 28, 2013
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,925)	$1,617	$(1,308)	$2,305	$(91)	$2,214
Foreign currency hedge	(856)	327	(529)	(791)	309	(482)

Total	$(3,781)	$1,944	$(1,837)	$1,514	$218	$1,732

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting, requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Through July 1, 2013, we operated in only one segment—the industrial services segment. Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the services of leak repair, fugitive emissions control, hot tapping, field machining, technical bolting and field valve repair.

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

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$85,149	$81,227	$290,409	$272,372
MS	63,440	59,513	200,196	201,011
Quest	14,647	10,235	47,435	39,732

Total	$163,236	$150,975	$538,040	$513,115

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income:
IHT	$3,783	$4,439	$31,666	$30,411
MS	2,939	3,346	17,120	21,049
Quest	1,170	(62)	5,986	5,944
Corporate and shared support services	(6,892)	(7,114)	(21,786)	(20,931)

Total	$1,000	$609	$32,986	$36,473

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,187	$1,398	$5,602	$6,253
MS	1,503	1,654	4,694	6,266
Quest	582	2,439	3,257	3,840
Corporate and shared support services	5,867	658	10,205	2,444

Total	$10,139	$6,149	$23,758	$18,803

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$1,936	$1,866	$5,947	$5,704
MS	1,801	1,771	5,391	5,165
Quest	1,343	1,038	4,033	3,193
Corporate and shared support services	205	125	605	392

Total	$5,285	$4,800	$15,976	$14,454

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$120,916	$116,155	$382,322	$366,397
Canada	22,267	19,946	93,621	98,647
Europe	10,448	8,220	31,079	23,586
Other foreign countries	9,605	6,654	31,018	24,485

Total	$163,236	$150,975	$538,040	$513,115

	February 28, 2014	May 31, 2013
	(unaudited)
Total assets:
United States	$339,751	$334,579
Canada	63,124	68,164
Europe	39,912	35,734
Other foreign countries	24,710	21,726

Total	$467,497	$460,203

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was zero at February 28, 2014 and $1.8 million at May 31, 2013. Revenues from the joint venture not reflected in our consolidated revenues were $8.5 million and $11.0 million for the nine months ended February 28, 2014 and 2013, respectively.

16. VENEZUELA’S HIGHLY INFLATIONARY ECONOMY

We operate a small service location in Punta Fijo, Venezuela, whose annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. Prior to February 2013, we were using the Venezuelan central bank’s official published rate (5.3 Bolivars per U.S. Dollar) to translate Venezuelan assets into U.S. Dollars as no other legal rate was readily available. In February 2013, the Venezuelan government announced a devaluation in its currency and created a new official exchange rate of 6.3 Bolivars per U.S. Dollar. As a result of the currency devaluation, we recognized a $0.6 million pre-tax foreign currency loss in the third quarter of fiscal year 2013.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believe using the SICAD-1 rate of 11.8 Bolivars per Dollar is more economically representative of what we might expect to receive in a dividend transaction than the official exchange rate of 6.3 Bolivars per Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. The nascent exchange system reported early exchange rates of about 50 Bolivars per U.S. Dollar. Management is closely monitoring the applicability and viability of this new exchange system. We have not yet determined whether we will utilize SICAD-1 or SICAD-2 exchange rates in the future for translation of local financial statements into U.S. Dollars.

At February 28, 2014, after giving effect to the revaluation in the third quarter of fiscal 2014, our Venezuelan subsidiary had net assets of $2.4 million, consisting primarily of Bolivars denominated accounts receivable. If SICAD-2 rates are used to translate local currency financial statements to U.S. Dollars in the future, a further significant revaluation of our net assets in Venezuela can be expected in the fourth quarter of fiscal year 2014.

17. REPURCHASE OF COMMON STOCK

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During our second quarter, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of February 28, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. No shares were repurchased in the third quarter.

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

General Description of Business

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 14). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services described below.

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

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

The following table sets forth the components of revenue and operating income from our operations for the three months ending February 28, 2014 and 2013:

	Three Months Ended February 28,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$85,149	$81,227	$3,922	5%
MS	63,440	59,513	3,927	7%
Quest	14,647	10,235	4,412	43%

Total	$163,236	$150,975	$12,261	8%

Revenues by service type:
Inspection and assessment	$76,752	$71,347	$5,405	8%
Turnaround	48,150	41,869	6,281	15%
On-stream services	38,334	37,759	575	2%

Total	$163,236	$150,975	$12,261	8%

Operating income:
IHT	$3,783	$4,439	$(656)	(15)%
MS	2,939	3,346	(407)	(12)%
Quest	1,170	(62)	1,232	100%
Corporate and shared support	(6,892)	(7,114)	222	(3)%

Total	$1,000	$609	$391	64%

Revenues. While overall revenues grew modestly from the prior year quarter, the components of our revenue shifted significantly in the current year quarter. Quest revenues grew 43% reflecting strong growth in process industry services. Revenue growth for both the IHT and MS business units were negatively impacted by significant disruptions in business activity due to the uncharacteristically adverse and prolonged winter weather across the United States and Canada. We believe we lost about $6 million of revenue in the quarter associated with project delays and deferrals.

Operating Income. Overall operating income was up $0.4 million versus the prior year quarter. Quest’s operating income improved $1.2 million over the prior year quarter due to its significant revenue growth in the quarter. MS and IHT operating income declined by $1.1 million in total. We believe operating income was negatively impacted by $3-4 million due to the lost revenue associated with the significant weather related disruptions in business activity mentioned above.

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

The following table sets forth the components of revenue and operating income from our operations for the nine months ending February 28, 2014 and 2013:

	Nine Months Ended February 28,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$290,409	$272,372	$18,037	7%
MS	200,196	201,011	(815)	(0)%
Quest	47,435	39,732	7,703	19%

Total	$538,040	$513,115	$24,925	5%

Revenues by service type:
Inspection and assessment	$274,821	$247,664	$27,157	11%
Turnaround	144,354	157,877	(13,523)	(9)%
On-stream services	118,865	107,574	11,291	10%

Total	$538,040	$513,115	$24,925	5%

Operating income:
IHT	$31,666	$30,411	$1,255	4%
MS	17,120	21,049	(3,929)	(19)%
Quest	5,986	5,944	42	1%
Corporate and shared support	(21,786)	(20,931)	(855)	4%

Total	$32,986	$36,473	$(3,487)	(10)%

Revenues. For the nine months ended February 28, 2014, overall revenues increased $24.9 million over the prior year-to-date period, including $10.8 million associated with business acquisitions (all in IHT). Quest revenues were up 19% over the prior year-to-date period, reflecting a slow start in the first quarter of the fiscal year followed by a very strong second and third quarter. The current year-to-date period was impacted by significantly fewer large turnaround projects in the first half of the year compared to the prior year period as well as the adverse weather conditions discussed above.

Operating income. Overall operating income was down $3.5 million from the first nine months of last year. Without regard to the $2.1 million non-cash gain from the revaluation of contingent consideration recognized in the second quarter (included in IHT) and $0.7 million of severance costs in the first quarter (included in corporate and shared support costs), operating income would have declined by $4.9 million. $3.9 million of the decline in operating income is attributable to the MS Group, reflecting the severe weather conditions in the third quarter and fewer number of large projects in the first nine months of the current year compared to last year. Quest’s operating income was flat when comparing the current year and last year due to the slow start by Quest in the first quarter of the year.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.

The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2014) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs which are being amortized over the life of the Credit Facility. At February 28, 2014, we had $39.5 million of cash on hand and approximately $53 million of available borrowing capacity through our Credit Facility. Our Credit Facility does not mature until July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal 2016. Total future capital costs associated with the implementation are expected to be in the range of $10 to $12 million over the next two years.

Additionally, we are redeveloping Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project is expected to be completed in the spring of 2014 at a total cost of approximately $9 million.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During our second quarter, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of February 28, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. No shares were repurchased in the third quarter.

Restrictions on cash. Included in our cash and cash equivalents at February 28, 2014, is cash in certain foreign subsidiaries where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary. Due to the official devaluation of the Venezuelan currency, the Bolivar, in February 2013 we recorded a devaluation loss of $0.6 million in the year ended May 31, 2013.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believe the SICAD-1 rate of 11.8 Bolivars per Dollar is more economically representative of what we might expect to receive in a dividend transaction than the official rate of 6.3 Bolivars per Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. The nascent exchange system reported early exchange rates of about 50 Bolivars per U.S. Dollar. Management is closely monitoring the applicability and viability of this new exchange system. We have not yet determined whether we will utilize SICAD-1 or SICAD-2 exchange rates in the future for translation of local financial statements into U.S. Dollars.

At February 28, 2014, after giving effect to the revaluation in the third quarter of fiscal 2014, our Venezuelan subsidiary had net assets of $2.4 million, consisting primarily of Bolivar denominated accounts receivable. If SICAD-2 rates are used to translate local currency financial statements to U.S. Dollars in the future, a further significant revaluation of our net assets in Venezuela can be expected in the fourth quarter of fiscal year 2014.

Cash flows attributable to our operating activities. For the nine months ended February 28, 2014, net cash provided by operating activities was $39.5 million. Net income of $18.1 million, depreciation and amortization of $16.0 million, foreign currency loss of $2.4 million, a decrease in working capital of $2.5 million, and non-cash compensation cost of $3.2 million were offset by a contingent consideration revaluation of $2.1 million.

Cash flows attributable to our investing activities. For the nine months ended February 28, 2014, net cash used in investing activities was $33.6 million, consisting primarily of $23.8 million of capital expenditures and $10.2 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the nine months ended February 28, 2014, net cash provided by financing activities was $0.6 million consisting primarily of $9.8 million of net borrowings related to our Credit Facility and $4.8 million through the issuance of common stock from share-based payment arrangements. This increase was offset by $13.3 million of payments related to the purchase of stock pursuant to our stock repurchase plan.

Effect of exchange rate changes on cash. For the nine months ended February 28, 2014, the effect of exchange rate changes on cash was a negative $1.3 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada, Europe and Venezuela.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the nine months ended February 28, 2014, the exchange rate with the Euro increased from $1.30 per Euro to $1.37 per Euro, an increase of 5%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.97 per Canadian Dollar to $0.90 per Canadian Dollar, a decrease of 7%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending exchange rates. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $2.9 million for the nine months ended February 28, 2014.

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

At February 28, 2014, our Venezuelan subsidiary had $2.4 million of net assets denominated in Venezuelan Bolivars and translated into U.S. Dollars. We account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. As discussed above, there was an official devaluation of the Venezuelan currency, the Bolivar, in February 2013 which resulted in the recognition of a devaluation loss of $0.6 million in the year ended May 31, 2013.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believe the SICAD-1 rate of 11.8 Bolivars per Dollar is more economically representative of what we might expect to receive in a dividend transaction than the official rate of 6.3 Bolivars per Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. The nascent exchange system reported early exchange rates of about 50 Bolivars per U.S. Dollar. Management is closely monitoring the applicability and viability of this new exchange system. We have not yet determined whether we will utilize SICAD-1 or SICAD-2 exchange rates in the future for translation of local financial statements into U.S. Dollars.

At February 28, 2014, after giving effect to the revaluation in the third quarter of fiscal 2014, our Venezuelan subsidiary had net assets of $2.4 million, consisting primarily of Bolivars denominated accounts receivable. If SICAD-2 rates are used to translate local currency financial statements to U.S. Dollars in the future, a further significant revaluation of our net assets in Venezuela can be expected in the fourth quarter of fiscal year 2014.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2014, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of our fiscal year ending May 31, 2014.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

No further share repurchases were made in the third quarter of fiscal year 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

On April 7, 2014, the Company completed an Amended and Restated Put/Call Option Agreement with the shareholders representative of the Class B stockholders of TQ Acquisition, Inc. to update and clarify certain provisions of the agreement. A form of the Amended and Restated Put/Call Option Agreement is filed as Exhibit 10.1 to this Form 10-Q.

Effective April 4, 2014, the Board of Directors of the Company amended the Bylaws of the Company to provide for majority voting in uncontested director elections. A copy of the Amended and Restated Bylaws, including this provision, is filed as an Exhibit 3.1 to this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company effective April 4, 2014.

10.1	Form of Amended and Restated Put/Call Option Agreement dated April 7, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: April 8, 2014	/S/ PHILIP J. HAWK
Philip J. Hawk Chairman and Chief Executive Officer

/S/ TED W. OWEN
Ted W. Owen, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)