Form 10-K
period 2014-05-31
TEAM INC
filed 2014-08-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates on November 30, 2013 was approximately $626 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $40.92.

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 20,483,288 shares of common stock, par value $0.30, outstanding and zero shares of treasury stock as of July 29, 2014.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 27, 2014.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2014 Proxy Statement and are incorporated herein by reference. A copy of the 2014 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478.

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 15). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided the mechanical services described below.

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: Inspection and Heat Treating Services (“IHT”) Group, Mechanical Services (“MS”) Group and Quest Integrity (“Quest Integrity”) Group. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both IHT and Quest Integrity. IHT provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

Turnaround services are offered in both IHT and MS. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of MS and the field heat treating services that are part of IHT.

On-stream services are offered by MS and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.

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

Narrative Description of Business

IHT Group:

IHT offers both inspection services and heat treating services which are generally associated with turnaround or project activities. A description of these services is as follows:

Non-Destructive Evaluation and Testing Services. Machined parts and industrial structures can be complex systems that experience extreme loads and fatigue during their lifetime. Our Non-Destructive Evaluation (“NDE”), or Non-Destructive Testing (“NDT”), enables the inspection of these components without permanently altering the equipment. It is a highly valuable technique that is often used to validate the integrity of materials, detect instabilities, discover performance outside of tolerances, identify failed components, or highlight an inadequate control system. Inspection services frequently require industry recognized training and certification processes. We maintain training and certification programs, which are designed to meet or exceed industry standards. As assets continue to age and compliance regulations advance, inspection techniques are playing a critical role in fit-for-life service assessments.

Radiographic Testing. Radiographic Testing (“RT”) is used to detect discontinuities in ferrous and nonferrous castings, welds or forgings using X-ray or gamma ray radiation. RT reveals both external and internal defects, internal assembly details and changes in thickness. Our licensed technicians utilize conventional, computed and real-time radiography testing techniques depending upon the complexity and needs of our customers.

Ultrasonic Testing. Ultrasonic Testing (“UT”) uses high frequency ultrasonic waves to detect surface breaking and internal imperfections, measure material thickness and determine acceptance or rejection of a test object based on a reference code or standard. We offer ten different types of UT methods, including traditional scans as well as automated and high speed ultrasonic Electro Magnet Acoustic Transducer (“EMAT”) testing. Each method is utilized to meet a specific material or process application requirement.

Magnetic Particle Inspection. Magnetic Particle Inspection is a NDT process for detecting surface and slightly subsurface discontinuities in ferroelectric materials such as iron, nickel, cobalt, and some of their alloys. The process puts a magnetic field into the test object. When the part is magnetized, flaws perpendicular to the magnetic field direction cause flux leakage. If a lapse or a crack is present the magnetic particles will be attracted to the flawed area, providing our technician with what is called an indication. Our technician will then evaluate the indication to assess the location, size, shape and extent of these imperfections.

Liquid Penetrant Inspection. Liquid Penetrant Inspection is one of the most widely used NDE/ NDT methods. Its popularity can be attributed to two main factors: its relative ease of use and its flexibility. Liquid Penetrant Inspection can be used to inspect almost any material. At Team, we utilize Liquid Penetrant Inspection to detect surface discontinuities in both ferromagnetic and non-ferromagnetic materials. In castings and forgings, there may be cracks or leaks in new products or fatigue cracks in in-service components.

Positive Material Identification. Positive Material Identification (“PMI”) quickly and accurately identifies the composition of more than 100 different engineering alloys onsite. Team can perform PMI on virtually any size or shape of pipe, plate, weld, welding materials, machined parts or castings.

Electromagnetic Testing. Electromagnetic Testing applies to a family of test methods that use magnetism and electricity to detect or measure cracks, flaws, corrosion or heat damage in conductive materials. Magnetic properties and geometric analysis are used to determine the best technique to identify defects. Our electromagnetic services enable our technicians to evaluate small cracks, pits, dents and general thinning in tubing with small diameters, large steel surfaces such as storage tank floors, and everything in between.

Alternating Current Field Measurement. Originally developed for inspection of fatigue cracking, our Alternating Current Field Measurement (“ACFM”) is an advanced technique for detecting surface cracks and pinpointing the location, length and depth of the defect. Our ACFM works through paint and coatings and in a wide range of temperatures. Results are automatically recorded and accepted by certification authorities.

Eddy Current Testing. Eddy Current Testing (“ET”) is ideal for nonferrous materials such as heat exchanger tubes, condensers, boilers, tubing and aircraft surfaces. Team’s ET uses electromagnetic induction to detect flaws in conductive materials, displaying the presence of very small cracks, pits, dents and general thinning.

Long-Range Guided Ultrasonics. Guided wave inspection is a method of ultrasonic testing that enables the detection and location of pipe defects above and below ground without disruption of service. This technique only requires a small area of excavation to perform the testing where applicable. Guided ultrasonics sends a bilateral signal over hundreds of feet allowing long ranges of piping to be inspected at one time.

Phased Array Ultrasonic Testing (“PAUT”). Phased Array Ultrasonics (“PAUT”) provides sharper detection capability for off-angle cracks, and is capable of displaying multiple presentations simultaneously. PAUT applies computer-controlled excitation to individual elements in a multi-element probe. By varying the timing of the excitation, the sound beam can be swept through a range of angles. The shape of the beam may also be modified to a specific focal distance or spot.

Tank Inspection and Management Programs. Our wholly-owned subsidiary, TCI Services, Inc., (“TCI”) is a storage tank management company that performs inspections, engineering and repair services across the U.S. for above ground storage tanks. Backed by Team’s in-house engineering, documentation and certification services – including API 653 evaluations – TCI’s on-site tank inspections, repair and maintenance services help keep customers’ tanks fully operational and compliant with stringent industry standards.

Rope Access. In July 2013, Team acquired a leading provider of industrial rope access services. The subsidiary provides a range of innovative and cost-effective solutions to suit the customer’s individual requirements for inspection and maintenance services to the energy and industrial markets. Our rope access solutions allow for work to be carried out much quicker than traditional methods using scaffolding, keeping costs and job duration to a minimum. The subsidiary is fully accredited by the Industrial Rope Access Trade Association (“IRATA”), whose guidelines are recognized by the industry as the safest method of working at height.

Project Services. Our Project Services capabilities are a full project management solution provided to turnaround, new construction, routine maintenance and specialty welding projects. This integrated service offering brings all of Team’s service capabilities to bear for the seamless planning, training and execution of these projects meeting the demands of the customer in a timely and safe manner.

Mechanical Integrity Services. Maintaining the integrity of equipment is more than simply performing inspections. A well-implemented Mechanical Integrity (“MI”) program involves multiple components that improve the safety and reliability of a facility’s equipment. Our MI programs ensure the continued integrity and fitness for service of piping systems, pressure vessels, tanks and related components. Our mechanical integrity engineers are well versed in pertinent codes and standards of the Occupational Safety and Health Administration’s process safety management (“PSM”) and U.S. Environmental Protection Agency’s (“EPA”) risk management program (“RMP”) regulations.

Field Heat Treating Services. Field Heat Treating Services include electric resistance and gas-fired combustion, primarily utilized by industrial customers to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminants and moisture prior to welding and post-weld heat treatments to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving, to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used to expand metal parts for assembly or disassembly, expansion of large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

MS Group:

MS offers both on-stream services and turnaround/project related services as follows:

Leak Repair Services. Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment. Our on-stream repairs utilize composite repair, drill and tap repair, and both standard and custom-designed clamps and enclosures for piping systems. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during plant shut downs. Our leak repair services involve inspection of the leak by our field crew who records pertinent information about the faulty part of the system and transmits the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our ISO-9001 certified manufacturing centers and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.

Fugitive Emissions Control Services. We provide fugitive volatile organic compound (“VOC”) emission leak detection services that include identification, monitoring, data management and reporting primarily for the chemical, refining and natural gas processing industries. These services are designed to monitor and record VOC emissions from specific process equipment and piping components as required by environmental regulations and customer requests, typically assisting the customer in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide specialty trained technicians in the use of portable organic chemical analyzers and data loggers to measure potential leaks at designated plant components maintained in customer or our proprietary databases. The measured data is used to prepare standard reports in compliance with the EPA and local regulatory requirements. We also provide enhanced custom-designed reports to customer specifications.

Hot Tapping Services. Our hot tapping services consist of providing a full range of hot tapping, Line-stop® and Freeze-stop® services with capabilities for up to 48” diameter pipelines. Hot tapping services involve utilizing special equipment to cut a hole in a pressurized pipeline so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stop® services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stop® is a proprietary and patented procedure that allows stopping of the process flow in extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow. Inflatable bag stops are used when a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. It can also be used to back up a line stop. A small hot tap is made into a pipe and an inflatable pipe plug is inserted into the pipe to allow the plug to stop the flow in the pipe. Additionally, we provide innovative line stop applications for unique service applications to meet customer’s needs.

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

Heat Exchanger and Maintenance Services. We provide turnkey heat exchanger services that allows for blind to blind disassembly and re-assembly. Utilizing our expanding fleet of bundle extractors that allows us to pull and push the tube bundles, as well as field machining and bolting equipment, complete repairs can be made to minimize downtime using one contractor. A complete service allows us to unbolt the exchanger heads and remove the tube bundle for inspection and repair. Team is certified by The National Board of Boiler and Pressure Vessel Inspectors to make welded code repairs when necessary to the many components that make up the assembly. Based on the inspection the bundle tubes can be replaced or plugged. Assembly of the exchanger is documented by our rigid quality control process providing documented procedures and final “as assembled” bolted values.

Isolation and Test Plug Services. We install isolation plugs to provide a mechanical block of flammable atmosphere to allow for pipe cutting and welding without having to purge the piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allows the customer to comply with American Society of Mechanical Engineers (“ASME”) hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.

Valve Insertion Services. We offer professional installation services for our patented InsertValve™. The valve installs under pressure, eliminating the need for line shut downs in the event of planned or emergency valve cut-ins. Designed for a wide range of line sizes and types, the InsertValve’s™ wedge gate sits on the valve body, not the pipe bottom. This unique feature prevents the seat from coming into contact with the cut pipe edges to significantly extend valve life. If a repair is ever needed, it is the only valve on the market that can be repaired under pressure.

Quest Integrity Group:

Quest Integrity offers integrity management solutions to the energy industry in the form of advanced quantitative inspection and engineering assessment services and products. Quest Integrity’s advanced quantitative inspection services utilize proprietary non-destructive testing and examination (NDT/NDE) instrumentation to provide technology-enabled in-line inspections of fired heaters, piping systems and steam reformers, primarily to the process, pipeline and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and a variety of analytical models. Effective July 1, 2013, Quest Integrity became a stand-alone reportable segment of Team.

Quest Integrity’s major service offerings are described as follows:

Furnace Tube Inspection System. Furnace Tube Inspection System (“FTIS™”) in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of serpentine coils of fired heaters, which are found in refineries. FTIS™ allows us to detect and quantify internal/external pipe/tube wall loss, deformation and fouling and thereby identify weak points in such heaters in order to provide customers with timely, actionable information to better manage their infrastructure.

InVista™. Our proprietary InVista™ in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines that are considered “unpiggable” or too challenging to inspect by traditional inspection methods, due to a number of factors. InVista™ allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines. Our InVista™ service also provides an integrated fitness-for-service report which forecasts remaining life of the pipeline and displays the information in a highly intuitive format, providing an integrated solution set for pipeline customers.

HYDRA™. Our proprietary HYDRA™ service is used for in-line inspection of buried or inaccessible piping in nuclear plants and process piping in refining and chemical facilities. HYDRA™ is a hybrid tool that combines key functionality from our FTIS™ and InVista™ in-line inspection technologies. It was developed to address specific industry challenges, such as short lengths of piping in complex configurations, foreign material exclusion and limited space for launching/receiving. The inspection data captured by HYDRA™ can be combined with our LifeQuest™ Fitness-for-Service assessment software, providing an integrated solution set for the nuclear and process industries.

Pipeline Integrity Management. We offer turn-key Pipeline Integrity Management (“PIM”) services, including project management, integrity engineering and integrity management development services, in-line inspection support, land surveying, and materials equipment selection and procurement. We offer these resources on an integrated basis with our InVista™ and HYDRA™ in-line inspection services and engineering assessment capabilities, or individually as applicable.

Engineering Assessment Services. Using proprietary software and a variety of analytical models, we offer a variety of advanced engineering assessment services to customers in the process, power, pipeline, and petrochemical industries including fitness-for-service, computational mechanics, failure analysis, pipeline analysis, risk-based asset management, and materials consulting.

Acquisitions

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We expect $7.9 million of the goodwill recognized to be deductible for tax purposes. The purchase price included $1.9 million of contingent consideration.

In September 2012, we purchased TCI, a leading provider of inspection and repair services of above ground storage tanks. The TCI acquisition included total consideration of approximately $23.2 million, including net working capital of $4.1 million, $2.6 million in fixed assets and $16.4 million allocated to goodwill and intangible assets. We expect $6.7 million of the goodwill recognized to be deductible for tax purposes. The purchase price included $5.0 million of deferred consideration and $1.9 million of contingent consideration which we revalued during the second quarter of fiscal year 2014, resulting in the recognition of a non-cash gain of $2.1 million.

In August 2012, we also purchased a specialty remote digital video inspection company in New Zealand for approximately $3.0 million in cash.

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

Seasonality

We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The timing of large turnarounds can significantly impact our revenues.

Employees

At May 31, 2014, we had approximately 4,300 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good.

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

From time to time, during the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean-up or funding thereof. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimized since our handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover liabilities which we may incur under the Superfund Act or similar environmental statutes.

Intellectual Property

We are the holder of various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its in-line inspection tool technologies. This subsidiary was acquired in fiscal year 2011 and a significant amount of the purchase price was allocated to these intangible assets.

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

The economic environment may affect our customers’ demand for our services. Future economic uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our customers’ products. Disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deepening recession may result in further plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

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

We sell our services in highly competitive markets, which places pressure on our profit margins and limits our ability to maintain or increase the market share of our services. Our competition generally stems from other outside service contractors, many of whom offer a similar range of services. Future economic uncertainty could generally reduce demand for industrial services and thus create a more competitive bidding environment for new and existing work. No assurances can be made that we will continue to maintain our pricing model and our profit margins or increase our market share.

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

We currently maintain liability insurance to limit any potential loss, but there can be no assurance that our insurance will fully protect us against a claim or loss. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $3.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

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

Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the United States and, accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

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

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At May 31, 2014, we had approximately 4,300 employees approximately 700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

New regulations related to conflict-free minerals may cause us to incur additional expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”). The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

We own several facilities used in our operations. Our 140,000 square foot facility in Alvin, Texas consists of our primary training facility and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 30,000 square foot manufacturing facility in Houston, Texas and an 11,000 square foot equipment distribution facility in Pearland, Texas. We also own offices for our branch service locations in the following areas:

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

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York

located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the NYSE under the symbol “TISI”. The table below reflects the high and low sales prices of our common stock by quarter for the fiscal years ended May 31, 2014 and 2013, respectively.

	Sales Price
	High	Low
2014
Quarter ended:
August 31, 2013	$41.77	$35.20
November 30, 2013	$41.13	$32.33
February 28, 2014	$48.09	$37.70
May 31, 2014	$45.05	$40.00
2013
Quarter ended:
August 31, 2012	$32.63	$25.61
November 30, 2012	$36.90	$30.24
February 28, 2013	$45.66	$35.34
May 31, 2013	$46.66	$34.64

Performance Graph

The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2009 in our common stock, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

	5/09	5/10	5/11	5/12	5/13	5/14
Team, Inc.	100.00	106.29	162.54	188.55	254.91	296.25
NYSE Composite	100.00	115.81	147.80	133.59	171.84	202.48
Peer Group	100.00	85.96	124.39	113.56	130.63	200.63

Notes: The above information was provided by Research Data Group, Inc.

Holders

There were 171 holders of record of our common stock as of July 29, 2014 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2014, 2013 and 2012. We are not permitted to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2014. The information required regarding equity compensation plans is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, (in thousands, except per share data):

	2014	2013	2012	2011	2010
Revenues	$749,527	$714,311	$623,740	$508,020	$453,869
Operating income	$53,421	$55,602	$56,497	$42,475	$24,777
Net income available to Team shareholders	$29,855	$32,436	$32,911	$26,585	$12,275
Net income per share
Basic	$1.46	$1.61	$1.67	$1.38	$0.65
Diluted	$1.40	$1.53	$1.59	$1.32	$0.63
Weighted-average shares outstanding
Basic	20,439	20,203	19,667	19,206	18,923
Diluted	21,285	21,166	20,660	20,083	19,510

Depreciation and amortization	$21,468	$19,664	$17,469	$14,584	$12,509
Share-based compensation	$4,239	$3,931	$4,386	$4,993	$5,009
Capital expenditures	$33,016	$26,068	$23,924	$13,158	$7,711

Balance sheet data:
Total assets	$484,941	$460,203	$403,788	$355,486	$264,989
Long-term debt and other long-term liabilities	$92,753	$95,209	$97,131	$86,299	$56,795
Stockholders’ equity	$317,045	$292,190	$245,001	$209,446	$165,192
Working capital	$173,671	$174,114	$157,019	$130,533	$107,343
Non-controlling interest	$5,678	$5,384	$5,097	$4,983	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Information

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Through fiscal year 2013, we operated in only one segment—the industrial services segment (see Note 15). Within the industrial services segment, we were organized as two divisions. Our TCM division provided the services of inspection and assessment and field heat treating. Our TMS division provided mechanical services.

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT, MS and Quest Integrity. While our services have been realigned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

Inspection and assessment services are offered in both IHT Quest Integrity. The IHT Group provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

Turnaround services are offered in both IHT and MS. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of MS and the field heat treating services that are part of IHT.

On-stream services are offered by MS and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.

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

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2014 and 2013 (in thousands):

	Year Ended May 31,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$408,259	$380,518	$27,741	7%
MS	275,322	276,360	(1,038)	(0)%
Quest Integrity	65,946	57,433	8,513	15%

Total	$749,527	$714,311	$35,216	5%

Operating income:
IHT	$47,787	$45,307	$2,480	5%
MS	26,177	29,228	(3,051)	(10)%
Quest Integrity	9,260	9,400	(140)	(1)%
Corporate and shared support	(29,803)	(28,333)	(1,470)	5%

Total	$53,421	$55,602	$(2,181)	(4)%

Revenues. Total revenues increased 5% or $35 million in 2014 versus 2013, with IHT revenues growing $27.7 million, Quest Integrity revenues growing $8.5 million and MS revenues being relatively flat year over year. The IHT business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The IHT NDE services were $320 million in 2014, up $35 million or 12% from 2013 . The growth in NDE inspection includes $4.8 million from acquired businesses. IHT Heat Treating services, which are fundamentally performed in turnarounds or projects, were $90 million, down $8 million or 8% from 2013 due to fewer large project opportunities.

MS includes both on-stream and turnaround/project services. On-stream services were $159 million in 2014, up $15 million or 11% over 2013. Turnaround services within MS were $116 million, down $20 million or 15% from 2013. The decline in turnaround/project services was impacted by a reduction in the number of very large turnaround projects in the first half of the year compared to the first half of 2013.

Quest Integrity revenues increased $8.5 million or 15% in 2014 from 2013 and reflect a slowing of revenue growth in the fourth quarter due primarily to deferral of projects into fiscal year 2015.

Operating income. Total operating income (earnings before interest and taxes) was $53.4 million in 2014 compared to $55.6 million in 2013, a decline of $2 million or 4%. Included in operating income in the IHT group in 2014 is a $2.1 million non-cash gain from the revaluation of contingent consideration (see Note 2). Changes in operating income within business groups were driven primarily by revenue changes. However, with respect to Quest Integrity, our investment in next generation tools caused engineering and development costs, which are included in cost of sales and SG&A expenses, to increase 36% to $4.9 million from fiscal year 2013. As a result, Quest Integrity’s operating profit was flat when compared to fiscal year 2013, in spite of the 15% increase in its revenues. Corporate and shared support costs include $0.8 million of severance incurred in the first quarter associated with the business unit reorganization.

Foreign currency loss. Non-operating results include $4.2 million currency transaction losses for the year ended May 31, 2014 compared to losses of $0.9 million for the year ended May 31, 2013. Currency transaction losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We account for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations. Due to the recent devaluations of the Bolivar, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014. At May 31, 2014 after giving effect to the revaluations in 2014, our Venezuelan subsidiary had remaining net assets of $0.7 million.

Taxes. The provision for income tax was $16.2 million on pre-tax income of $46.4 million for the year ended May 31, 2014 compared to the provision for income tax of $19.2 million on pre-tax income of $51.9 million for the year ended May 31, 2013. The effective tax rate was 35% for the year ended May 31, 2014 and 37% for the year ended May 31, 2013. The reduction in the effective tax rate was due to foreign exchange rate changes to deferred tax liability accounts and the Company expects fiscal year 2015 effective tax rates to be about 36% of pre-tax income.

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

The comparative discussion of changes in operating results between 2013 and 2012 has been recast to conform to the business group reorganization effected on July 1, 2013.

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2013 and 2012 (in thousands):

	Year Ended May 31,		Increase (Decrease)
	2013	2012	$	%
Revenues by business segment:
IHT	$380,518	$314,408	$66,110	21%
MS	276,360	268,910	7,450	3%
Quest Integrity	57,433	40,422	17,011	42%

Total	$714,311	$623,740	$90,571	15%

Operating income:
IHT	$45,307	$39,408	$5,899	15%
MS	29,228	38,420	(9,192)	(24)%
Quest Integrity	9,400	5,261	4,139	79%
Corporate and shared support	(28,333)	(26,592)	(1,741)	7%

Total	$55,602	$56,497	$(895)	(2)%

Revenues. Our revenues for the year ended May 31, 2013 were $714.3 million compared to $623.7 million for the year ended May 31, 2012, an increase of $90.6 million or 15%. Revenues for IHT for the year ended May 31, 2013 were $380.5 million compared to $314.4 million for the year ended May 31, 2012, an increase of $66.1 million or 21%. IHT revenue growth in fiscal year 2013 included $55 million of growth in inspection services, a 24% growth rate, of which $42 million was organic. Heat treating services grew $11 million, or 10%, primarily as a result of strong project activity in the first half of the year.

Quest Integrity revenues of $57.4 million were up 42% over the prior year as a result of expanded pipeline integrity management services and further market penetration of proprietary in-line inspection technologies.

Revenues for MS for the year ended May 31, 2013 were $276.4 million compared to $268.9 million for the year ended May 31, 2012, an increase of $7.5 million or 3%. MS revenue growth was negatively impacted by a reduction in the number of very large turnaround projects in the second half of the fiscal year 2013 as compared to the same period of fiscal year 2012.

Operating income. Total operating income (earnings before interest and taxes) was $55.6 million in 2013 compared to $56.5 million in 2012, a decline of $0.9 million or 2%. Changes in operating income within business groups were driven primarily by revenue changes. However, MS’s operating profit declined disproportionately to revenue (by 24% during the year) because our indirect costs and SG&A expenses were not rebalanced as growth rates flattened in the second half of the year. This was a primary contributor to the overall gross margins decline of about 100 basis points in fiscal year 2013 versus 2012.

Foreign currency loss (gain). Non-operating results include $0.9 million currency transaction losses for the year ended May 31, 2013 compared to gains of $0.1 million for the year ended May 31, 2012. Currency transaction gains and losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We account for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of operations. Due to the devaluation of the Bolivar in February 2013, we recorded a $0.6 million foreign currency loss during the year ended May 31, 2013.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility “Credit Facility” and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at May 31, 2014) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. At May 31, 2014, we had $34.7 million of cash on hand and approximately $63 million of available borrowing capacity through our Credit Facility. Our Credit Facility matures in July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning system (“ERP”), which is expected to be fully installed by the end of fiscal year 2016. Through the end of fiscal year 2014, we have capitalized $4.7 million associated with the project.

Additionally, we redeveloped Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project was completed in the spring of 2014 at a total cost of $9.7 million.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of May 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (including the $13.3 million repurchased in the second quarter of fiscal year 2014).

Contractual Obligations

A summary of contractual obligations as of May 31, 2014 are as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$—	$73,721	$—	$—	$73,721
Operating lease obligations	18,813	25,549	11,476	12,664	68,502
Other long-term liabilities	—	3,377	—	—	3,377

Total	$18,813	$102,647	$11,476	$12,664	$145,600

A summary of long-term debt and other contractual obligations as of May 31, 2014 and May 31, 2013 is as follows (in thousands):

	May 31,
	2014	2013
Credit Facility	$73,721	$72,946
Current maturities	—	—

Long-term debt, excluding current maturities	$73,721	$72,946

Outstanding letters of credit	$13,640	$13,149
Leasing arrangements	$68,502	$58,241
Other long-term liabilities	$3,377	$5,097

Restrictions on cash. Included in our cash and cash equivalents at May 31, 2014, is $0.2 million of cash in Venezuela and $15.5 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary. Due to the official devaluation of the Venezuelan currency, the Bolivar, in February 2013 we recorded a devaluation loss of $0.6 million in the year ended May 31, 2013.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believed that the SICAD-1 rate of 11.8 Bolivars per U.S. Dollar was more economically representative of what we might expect to receive in a dividend transaction than the official rate of 6.3 Bolivars per U.S. Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar) which had been adopted at the beginning of the third quarter of fiscal year 2014. As a result, Team incurred an additional $2.1 million currency exchange loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

At May 31, 2014, after giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.7 million, consisting primarily of Bolivar denominated accounts receivable.

Cash flows attributable to our operating activities. For the year ended May 31, 2014, net cash provided by operating activities was $52.9 million. Positive operating cash flow was primarily attributable to net income of $30.1 million, depreciation and amortization of $21.5 million, and non-cash compensation cost of $4.2 million offset by a $3.5 million increase in working capital.

Cash flows attributable to our investing activities. For the year ended May 31, 2014, net cash used in investing activities was $40.6 million, consisting primarily of $33.0 million of capital expenditures and $10.2 million related to business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the year ended May 31, 2014, net cash used in financing activities was $9.6 million consisting primarily of $13.3 million of cash related to the purchase of stock pursuant to our stock repurchase plan offset by $5.3 million provided by the issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the year ended May 31, 2014, the effect of exchange rate changes on cash was a negative impact of $2.2 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a highly-inflationary economy. The negative impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Venezuela.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2014 and May 31, 2013, the amount of earned but unbilled revenue included in accounts receivable was $14.9 million and $25.5 million, respectively.

Goodwill, intangible assets and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

Effective July 1, 2013, we implemented a reorganization of our business divisions and now conduct operations in three segments: IHT Group, MS Group and Quest Integrity Group. Each operating segment has goodwill relating to past acquisitions and we now assess goodwill for impairment at the operating segment level. Due to the changes in the underlying assumptions surrounding our goodwill testing, during the first quarter of fiscal year 2014, we performed a quantitative analysis of goodwill to test for impairment. The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded.

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

On May 31, 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU 2011-08, Testing Goodwill for Impairment, “ASU 2011-08” such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2014 annual test.

There was $113.8 million and $103.5 million of goodwill at May 31, 2014 and 2013, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2014
	MS	IHT	Quest	Total
Balance at beginning of year	$19,131	$53,800	$30,535	$103,466
Acquisitions	—	10,386	—	10,386
Foreign currency adjustments	554	(937)	294	(89)

Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763

	Twelve Months Ended May 31, 2013
	MS	IHT	Quest	Total
Balance at beginning of year	$19,871	$45,321	$29,810	$95,002
Acquisitions	(1,221)	8,624	385	7,788
Foreign currency adjustments	481	(145)	340	676

Balance at May 31, 2013	$19,131	$53,800	$30,535	$103,466

In November 2010, we purchased 95% of Quest Integrity, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest that is created after the original acquisition. The valuation of Quest Integrity will be made as of the end of fiscal 2015 and will be determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests will be payable in Team common stock, based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015 and recorded as an equity transaction with a corresponding removal of the carrying value of the non-controlling interest. Assuming that Quest’s actual EBITDA for fiscal 2014 ($14.4 million) approximates the average of actual EBITDA for fiscal 2014 and 2015 and that the ending stock price at May 31, 2014 ($41.92) approximates the average stock price over the ninety trading days prior to May 31, 2015, we estimate that approximately 558 thousand Team shares will be issued to acquire the non-controlling interests, including 213 thousand that are already included as dilutive securities in the earnings per share calculation as set forth in Note 1. This estimate is subject to change based upon actual results for Quest in 2015 and the use of Team’s actual average stock price as of the measurement date of May 31, 2015.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	768
Other comprehensive income attributable to non-controlling interest	(7)

Carrying value of non-controlling interest at May 31, 2014	$5,678

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2014, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $0.2 million, and our investment in Venezuelan operations in the amount of $0.3 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of May 31, 2014, our deferred tax assets were $12.9 million, less a valuation allowance of $0.5 million. As of May 31, 2014, our deferred tax liabilities were $21.0 million and our unrecognized tax benefits totaled $0.7 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Income. As of May 31, 2014, our unrecognized tax benefits related to uncertain tax positions were $0.7 million.

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

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the year ended May 31, 2014, the exchange rate with the Euro increased from $1.30 per Euro to $1.36 per Euro, an increase of 5%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.97 per Canadian Dollar to $0.92 per Canadian Dollar, a decrease of 5%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending exchange rates. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $1.6 million for the year ended May 31, 2014.

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

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believed that the SICAD-1 rate of 11.8 Bolivars per U.S. Dollar was more economically representative of what we might expect to receive in a dividend transaction than the official rate of 6.3 Bolivars per U.S. Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar) which had been adopted at the beginning of the third quarter of fiscal year 2014. As a result, Team incurred an additional $2.1 million currency exchange loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

At May 31, 2014, after giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.7 million, consisting primarily of Bolivar denominated accounts receivable.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2014, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2014.

Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 32 and is incorporated herein by reference.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2014, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc. and Subsidiaries:

We have audited Team Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Team Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2014, and our report dated August 8, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

August 8, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and Subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc.’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 8, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

August 8, 2014

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$34,656	$34,201
Receivables, net of allowance of $4,784 and $5,438	175,601	172,108
Inventory	25,537	26,507
Deferred income taxes	4,717	5,321
Prepaid expenses and other current assets	8,303	8,781

Total current assets	248,814	246,918
Property, plant and equipment, net	89,961	74,939
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $12,698 and $9,039	23,513	25,950
Goodwill	113,763	103,466
Other assets, net	1,248	2,907
Deferred income taxes	2,435	816

Total assets	$484,941	$460,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,755	$22,411
Other accrued liabilities	48,391	49,165
Income taxes payable	4,997	1,228

Total current liabilities	75,143	72,804
Deferred income taxes	15,655	17,166
Long-term debt	73,721	72,946
Other long-term liabilities	3,377	5,097

Total liabilities	167,896	168,013

Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 and 30,000,000 shares authorized; 20,477,938 and 20,587,808 shares issued	6,142	6,176
Additional paid-in capital	105,872	99,278
Retained earnings	202,032	184,485
Accumulated other comprehensive loss	(2,679)	(1,789)
Treasury stock at cost, 0 and 89,569 shares	—	(1,344)

Total Team shareholders’ equity	311,367	286,806
Non-controlling interest	5,678	5,384

Total equity	317,045	292,190

Total liabilities and equity	$484,941	$460,203

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2014	2013	2012
Revenues	$749,527	$714,311	$623,740
Operating expenses	527,611	501,346	428,689

Gross margin	221,916	212,965	195,051
Selling, general and administrative expenses	171,455	158,355	139,737
Earnings from unconsolidated affiliates	822	992	1,183
Gain on revaluation of contingent consideration	2,138	—	—

Operating income	53,421	55,602	56,497
Interest expense, net	2,851	2,734	2,380
Write-down of property costs	—	—	1,658
Foreign currency loss (gain)	4,185	943	(31)

Earnings before income taxes	46,385	51,925	52,490
Less: Provision for income taxes (see Note 9)	16,236	19,211	19,422

Net income	30,149	32,714	33,068
Less: Income attributable to non-controlling interest	294	278	157

Net income available to Team shareholders	$29,855	$32,436	$32,911

Net income per share: Basic	$1.46	$1.61	$1.67
Net income per share: Diluted	$1.40	$1.53	$1.59

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2014	2013	2012
Net income	$30,149	$32,714	$33,068
Foreign currency translation adjustment	(1,613)	1,070	(8,264)
Foreign currency hedge	(775)	(674)	2,385
Tax benefit attributable to other comprehensive income	1,498	411	318

Total comprehensive income	29,259	33,521	27,507
Less: Total comprehensive income attributable to non-controlling interest	294	287	114

Total comprehensive income available to Team shareholders	$28,965	$33,234	$27,393

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2011	19,571	(90)	$5,871	$(1,344)	$77,867	$4,983	$119,138	$2,931	$209,446
Net income	—	—	—	—	—	—	33,068	—	33,068
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(7,018)	(7,018)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	1,457	1,457
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	114	(157)	43	—
Non-cash compensation	—	—	—	—	4,386	—	—	—	4,386
Vesting of stock awards	106	—	31	—	(899)	—	—	—	(868)
Exercise of stock options	278	—	83	—	2,914	—	—	—	2,997
Tax benefit of exercise of stock options	—	—	—	—	1,533	—	—	—	1,533

Balance at May 31, 2012	19,955	(90)	5,985	(1,344)	85,801	5,097	152,049	(2,587)	245,001
Net income	—	—	—	—	—	—	32,714	—	32,714
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,200	1,200
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(393)	(393)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	287	(278)	(9)	—
Non-cash compensation	—	—	—	—	3,931	—	—	—	3,931
Vesting of stock awards	124	—	38	—	(1,572)	—	—	—	(1,534)
Exercise of stock options	509	—	153	—	8,122	—	—	—	8,275
Tax benefit of exercise of stock options	—	—	—	—	2,996	—	—	—	2,996

Balance at May 31, 2013	20,588	(90)	6,176	(1,344)	99,278	5,384	184,485	(1,789)	292,190
Net income	—	—	—	—	—	—	30,149	—	30,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(400)	(400)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(490)	(490)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	294	(294)	—	—
Non-cash compensation	—	—	—	—	4,239	—	—	—	4,239
Vesting of stock awards	117	—	34	—	(1,744)	—	—	—	(1,710)
Tax benefit of exercise of stock options	—	—	—	—	1,131	—	—	—	1,131
Exercise of stock options	232	—	70	—	5,200	—	—	—	5,270
Purchase of treasury stock	—	(369)	—	(13,334)	—	—	—	—	(13,334)
Retirement of common stock	(459)	459	(138)	14,678	(2,232)	—	(12,308)	—	—

Balance at May 31, 2014	20,478	—	$6,142	$—	$105,872	$5,678	$202,032	$(2,679)	$317,045

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$30,149	$32,714	$33,068
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	(822)	(992)	(1,183)
Depreciation and amortization	21,468	19,664	17,469
Loss (gain) on asset disposals	78	193	(21)
Amortization of deferred loan costs	223	222	283
Venezuela devaluation	3,962	—	—
Foreign currency loss (gain)	223	943	(31)
Deferred income taxes	(1,040)	5,089	(717)
Gain on contingent consideration revaluation	(2,138)	—	—
Write-down of property costs	—	—	1,658
Non-cash compensation cost	4,239	3,931	4,386
(Increase) decrease:
Receivables	(6,812)	(10,964)	(16,990)
Inventory	822	(1,405)	(3,629)
Prepaid expenses and other current assets	(17)	443	(559)
Increase (decrease):
Accounts payable	(295)	3,210	(5,965)
Other accrued liabilities	(1,208)	7,779	6,871
Income taxes	4,029	(2,184)	2,012

Net cash provided by operating activities	52,861	58,643	36,652

Cash flows from investing activities:
Capital expenditures	(33,016)	(26,068)	(23,924)
Proceeds from sale of assets	357	758	220
Business acquisitions, net of cash acquired	(10,175)	(18,589)	(19,351)
Distributions from joint venture	2,223	1,000	800
Increase in other assets, net	2	—	(9)

Net cash used in investing activities	(40,609)	(42,899)	(42,264)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	—	(13,600)	12,707
Deferred consideration payments	(1,000)	—	—
Debt issuance costs	—	—	(799)
Payments related to term and auto notes	—	—	(235)
Payments related to withholding tax for share-based payment arrangements	(1,710)	(1,534)	(868)
Corporate tax effect from share-based payment arrangements	1,131	2,996	1,533
Issuance of common stock from share-based payment arrangements	5,270	8,275	2,997
Purchase of treasury stock	(13,334)	—	—

Net cash (used in) provided by financing activities	(9,643)	(3,863)	15,335
Effect of exchange rate changes on cash	(2,154)	(157)	(1,324)

Net increase in cash and cash equivalents	455	11,724	8,399
Cash and cash equivalents at beginning of year	34,201	22,477	14,078

Cash and cash equivalents at end of year	$34,656	$34,201	$22,477

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,728	$2,615	$2,315
Income taxes	$12,111	$12,926	$16,474

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2014 and May 31, 2013, the amount of earned but unbilled revenue included in accounts receivable was $14.9 million and $25.5 million, respectively.

Goodwill, intangible assets, and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the FASB ASC 350, Intangibles—Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350.

Effective July 1, 2013, we implemented a reorganization of our business divisions and now conduct operations in three segments: IHT Group, MS Group and Quest Integrity Group. Each operating segment has goodwill relating to past acquisitions and we now assess goodwill for impairment at the operating segment level. Due to the changes in the underlying assumptions surrounding our goodwill testing, during the first quarter of fiscal year 2014, we performed a quantitative analysis of goodwill to test for impairment. The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded.

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

On May 31, 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASU 2011-08 such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2014 annual test.

There was $113.8 million and $103.5 million of goodwill at May 31, 2014 and 2013, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2014
	MS	IHT	Quest	Total
Balance at beginning of year	$19,131	$53,800	$30,535	$103,466
Acquisitions	—	10,386	—	10,386
Foreign currency adjustments	554	(937)	294	(89)

Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763

	Twelve Months Ended May 31, 2013
	MS	IHT	Quest	Total
Balance at beginning of year	$19,871	$45,321	$29,810	$95,002
Acquisitions	(1,221)	8,624	385	7,788
Foreign currency adjustments	481	(145)	340	676

Balance at May 31, 2013	$19,131	$53,800	$30,535	$103,466

In November 2010, we purchased 95% of Quest Integrity, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest that is created after the original acquisition. The valuation of Quest Integrity will be made as of the end of fiscal 2015 and will be determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests will be payable in Team common stock, based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015 and recorded as an equity transaction with a corresponding removal of the carrying value of the non-controlling interest. Assuming that Quest’s actual EBITDA for fiscal 2014 ($14.4 million) approximates the average of actual EBITDA for fiscal 2014 and 2015 and that the ending stock price at May 31, 2014 ($41.92) approximates the average stock price over the ninety trading days prior to May 31, 2015, we estimate that approximately 558 thousand Team shares will be issued to acquire the non-controlling interests, including 213 thousand that are already included as dilutive securities in the earnings per share calculation as set forth in Note 1. This estimate is subject to change based upon actual results for Quest in 2015 and the use of Team’s actual average stock price as of the measurement date of May 31, 2015.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Fair value of non-controlling interest at November 3, 2010	$4,917
Income attributable to non-controlling interest	768
Other comprehensive income attributable to non-controlling interest	(7)

Carrying value of non-controlling interest at May 31, 2014	$5,678

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2014, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $0.2 million, and our investment in Venezuelan operations in the amount of $0.3 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of May 31, 2014, our deferred tax assets were $12.9 million, less a valuation allowance of $0.5 million. As of May 31, 2014, our deferred tax liabilities were $21.0 million and our unrecognized tax benefits totaled $0.7 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Income. As of May 31, 2014, our unrecognized tax benefits related to uncertain tax positions were $0.7 million.

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

Earnings per share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of, (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock (see Note 1).

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended May 31,
	2014	2013	2012
Weighted-average number of basic shares outstanding	20,439	20,203	19,667
Stock options, stock units and performance awards	633	759	758
Assumed conversion of non-controlling interest	213	204	235

Total shares and dilutive securities	21,285	21,166	20,660

There were zero options to purchase shares of common stock outstanding during the twelve month periods ended May 31, 2014 and 2013 and 617,500 options for the twelve months ended May 31, 2012, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

2. ACQUISITIONS

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We expect $7.9 million of the goodwill recognized to be deductible for tax purposes. The purchase price included $1.9 million of contingent consideration. The contingent consideration is based upon the achievement of operating earnings thresholds over a six year period for an amount of up to $4.0 million.

In September 2012, we purchased TCI, a leading provider of inspection and repair services of above ground storage tanks. The TCI acquisition included total consideration of approximately $23.2 million, including net working capital of $4.1 million, $2.6 million in fixed assets and $16.4 million allocated to goodwill and intangible assets. We expect $6.7 million of the goodwill recognized to be deductible for tax purposes. The purchase price included $5.0 million of deferred consideration and $1.9 million of contingent consideration which we revalued during the second quarter of fiscal year 2014, resulting in the recognition of a non-cash gain of $2.1 million.

In August 2012, we also purchased a specialty remote digital video inspection company in New Zealand for approximately $3 million in cash.

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2014 and 2013 is as follows (in thousands):

	May 31,
	2014	2013
Trade accounts receivable	$165,484	$152,030
Unbilled revenues	14,901	25,516
Allowance for doubtful accounts	(4,784)	(5,438)

Total	$175,601	$172,108

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2014, 2013 and 2012 (in thousands):

	Twelve Months Ended May 31,
	2014	2013	2012
Balance at beginning of year	$5,438	$4,405	$4,222
Provision for doubtful accounts	2,140	2,922	1,650
Write-off of bad debts	(2,794)	(1,889)	(1,467)

Balance at end of year	$4,784	$5,438	$4,405

4. INVENTORY

A summary of inventory as of May 31, 2014 and 2013 is as follows (in thousands):

	May 31,
	2014	2013
Raw materials	$2,924	$3,460
Work in progress	894	845
Finished goods	21,719	22,202

Total	$25,537	$26,507

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2014 and 2013 is as follows (in thousands):

	May 31,
	2014	2013
Land	$3,078	$3,108
Buildings and leasehold improvements	26,793	18,445
Machinery and equipment	150,050	137,439
Furniture and fixtures	5,530	4,469
Capitalized ERP system development costs	4,655	—
Computers and computer software	6,842	8,871
Automobiles	3,550	3,842
Construction in progress	3,123	3,816

Total	203,621	179,990
Accumulated depreciation and amortization	(113,660)	(105,051)

Property, plant, and equipment, net	$89,961	$74,939

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be fully installed during fiscal year 2016. Through the end of fiscal year 2014, we have capitalized $4.7 million associated with the project.

Additionally, we redeveloped Team’s former headquarters in Alvin, Texas as an equipment, training and technical center for operations support. The Alvin project was completed in the spring of 2014 at a total cost of $9.7 million.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location. The property is being actively marketed using the services of a broker.

7. INTANGIBLE ASSETS

A summary of intangible assets as of May 31, 2014 and 2013 is as follows (in thousands):

	May 31, 2014			May 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,424	$(6,739)	$15,685	$21,418	$(4,168)	$17,250
Non-compete agreements	3,667	(3,430)	237	3,701	(3,232)	469
Trade names	4,325	(717)	3,608	4,075	(424)	3,651
Technology	5,112	(1,698)	3,414	5,112	(1,166)	3,946
Licenses	683	(114)	569	683	(49)	634

Total	$36,211	$(12,698)	$23,513	$34,989	$(9,039)	$25,950

Amortization expense for fiscal years ended May 31, 2014, 2013 and 2012 was $3.7 million, $3.4 million, and $2.6 million, respectively. Amortization expense for current intangible assets is forecasted to be approximately $3 million per year through fiscal year 2019.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2014 and 2013 is as follows (in thousands):

	May 31,
	2014	2013
Payroll and other compensation expenses	$28,737	$32,093
Insurance accruals	5,897	5,385
Property, sales and other non-income related taxes	2,381	2,385
Lease commitments	1,881	1,926
Other	9,495	7,376

Total	$48,391	$49,165

9. INCOME TAXES

For the years ended May 31, 2014, 2013 and 2012, we were taxed on income from continuing operations at an effective tax rate of 35%, 37% and 37%, respectively. Our income tax provision for May 31, 2014, 2013 and 2012 was $16.2 million, $19.2 million and $19.4 million, respectively, and include federal, state and foreign taxes. The components of our tax provision were as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2014:
U.S. Federal	$11,933	$358	$12,291
State & local	1,759	319	2,078
Foreign jurisdictions	3,573	(1,706)	1,867

	$17,265	$(1,029)	$16,236

Year ended May 31, 2013:
U.S. Federal	$7,947	$4,873	$12,820
State & local	1,847	236	2,083
Foreign jurisdictions	4,328	(20)	4,308

	$14,122	$5,089	$19,211

Year ended May 31, 2012:
U.S. Federal	$10,918	$379	$11,297
State & local	1,880	62	1,942
Foreign jurisdictions	7,378	(1,195)	6,183

	$20,176	$(754)	$19,422

The components of pre-tax income for the years ended May 31, 2014, 2013 and 2012 were as follows (in thousands):

	Twelve Months Ended May 31,
	2014	2013	2012
Domestic	$38,214	$37,445	$31,984
Foreign	8,171	14,480	20,506

	$46,385	$51,925	$52,490

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2014	2013	2012
Pre-tax income	$46,385	$51,925	$52,490

Computed income taxes at statutory rate	$16,235	$18,174	$18,371
State income taxes, net of federal benefit	1,505	1,570	1,342
Foreign tax rate differential	(1,004)	(1,261)	(471)
Production activity deduction	(174)	(113)	(161)
Deferred taxes on investment in foreign subsidiaries	(1,133)	712	—
Non-deductible expenses	510	473	470
Foreign tax credits	(1,942)	(3)	—
Other tax credits	(244)	(337)	(233)
Dividend from foreign subsidiaries	2,062	—	—
Valuation allowance	414	65	—
Other	7	(69)	104

Total provision for income tax	$16,236	$19,211	$19,422

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2014	2013
Deferred tax assets:
Accrued compensation and benefits	$3,625	$3,819
Receivables	1,180	1,686
Inventory	560	598
Stock options	3,299	3,671
Foreign currency translation and other equity adjustments	1,242	—
Net operating loss carry forwards	352	175
Other	2,675	1,158

Deferred tax assets	12,933	11,107
Less: Valuation allowance	(479)	(65)

Deferred tax assets, net	12,454	11,042

Deferred tax liabilities:
Property, plant and equipment	(11,248)	(12,548)
Goodwill and intangible costs	(6,619)	(5,308)
Foreign currency translation and other equity adjustments	—	(261)
Unremitted earnings of foreign subsidiaries	(1,185)	(1,973)
Prepaids	(1,318)	(1,263)
Other	(588)	(718)

Deferred tax liabilities	(20,958)	(22,071)

Net deferred tax liability	$(8,504)	$(11,029)

As of May 31, 2014, we had a valuation allowance of $0.5 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to net operating loss carry forwards related to closure of foreign subsidiaries in the amount $0.2 million and deferred tax assets related to our investment in Venezuelan operations in the amount of $0.3 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of May 31, 2014, we had net operating loss carry forwards totaling $0.9 million that were expected to be realized in fiscal year 2015. The total $0.9 million has an unlimited carry forward period and will therefore not expire.

At May 31, 2014, undistributed earnings of foreign operations totaling $15.7 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

At May 31, 2014, we have established liabilities for uncertain tax positions of $0.7 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10 our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2011. We are currently in the examination phase of IRS audits for the tax years ended May 31, 2011 and May 31, 2012 and expect these audits to be completed within the next twelve to eighteen months. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Year Ended May 31,
	2014	2013	2012
Balance at beginning of year	$697	$624	$421
Additions based on tax positions related to the current year	—	—	326
Additions based on tax positions related to prior years	110	191	—
Reductions resulting from a lapse of the applicable statute of limitations	(92)	(118)	(123)

Balance at end of year	$715	$697	$624

We believe that in the next eighteen months it is reasonably possible $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

Recent Legislation

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions for the year ended May 31,

2014 on qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our current period effective tax rate because the acceleration of deductions does not result in permanent differences between asset bases for financial reporting purposes and income tax purposes. However, the ability to accelerate depreciation deductions decreased our fiscal year 2014 cash taxes by approximately $1.5 million. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. The act also reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. This change in legislation resulted in a permanent decrease in income tax expense for the year ended May 31, 2014 of $0.2 million.

10. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking Credit Facility with our banking syndicate has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at May 31, 2014) and has commitment fees of 0.30% on unused borrowing capacity.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.6 million at May 31, 2014 and $13.1 million at May 31, 2013. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At May 31, 2014 the €12.3 million borrowing had a U.S. Dollar value of $16.8 million.

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

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2014 and 2013, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2014	2013	2014	2013
Euro denominated long-term debt	$(775)	$(674)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	May 31, 2014			May 31, 2013
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,229	Liability	Long-term debt	$2,004

11. FAIR VALUE MEASUREMENTS

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2014 and 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Euro denominated long-term debt	—	1,229	—	1,229

Total liabilities	$—	$1,229	$2,015	$3,244

	May 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,047	$2,047
Euro denominated long-term debt	—	2,004	—	2,004

Total liabilities	$—	$2,004	$2,047	$4,051

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

12. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2014, there were approximately 1.2 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at May 31, 2014. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $4.2 million, $3.9 million, and $4.4 million for the years ended May 31, 2014, 2013, and 2102, respectively. At May 31, 2014, $8.6 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.7 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $1.1 million, $3.0 million, and $1.5 million for the years ended May 31, 2014, 2013, and 2012, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended May 31, 2014 and 2013, respectively. Compensation expense related to stock options for the year ended May 31, 2012 totaled $0.8 million. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2014, 2013, and 2012 are summarized below:

	Year Ended May 31, 2014		Year Ended May 31, 2013		Year Ended May 31, 2012
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	1,052	$20.24	1,562	$18.95	1,856	$17.81
Changes during the year:
Granted	—	$—	—	$—	—	$—
Exercised	(232)	$22.69	(509)	$16.25	(278)	$10.77
Cancelled	—	$—	(1)	$30.33	(2)	$30.33
Expired	(4)	$6.96	—	$—	(14)	$30.33

Shares under option, end of year	816	$19.61	1,052	$20.24	1,562	$18.95
Exercisable at end of year	816	$19.61	1,052	$20.24	1,562	$18.95

Options exercisable at May 31, 2014 had a weighted-average remaining contractual life of 2.4 years. For total options outstanding at May 31, 2014, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$7.84 to $9.62	85	$9.07	1.1
$9.63 to $12.82	142	$11.21	1.7
$12.83 to $16.03	259	$14.49	2.1
$16.04 to $32.05	330	$29.92	3.4

	816	$19.61	2.4

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.6 million, for the years ended May 31, 2014 and 2013, and $0.5 million for the year ended May 31, 2012. Transactions involving our performance awards during the years ended May 31, 2014, 2013 and 2012 are summarized below:

	Year Ended May 31, 2014		Year Ended May 31, 2013		Year Ended May 31, 2012
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Performance awards, beginning of year	57	$25.47	64	$21.86	61	$20.33
Changes during the year:
Granted	17	$36.40	19	$32.89	24	$25.16
Vested and settled	(24)	$22.65	(26)	$22.04	(21)	$21.14
Cancelled	—	$—	—	$—	—	$—

Performance awards, end of year	50	$30.63	57	$25.47	64	$21.86

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $3.7 million, $3.3 million and $3.0 million for the years ended May 31, 2014, 2013 and 2012, respectively. Transactions involving our stock units and director stock grants during the years ended May 31, 2014, 2013 and 2012 are summarized below:

	Year Ended May 31, 2014		Year Ended May 31, 2013		Year Ended May 31, 2012
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Stock and stock units, beginning of year	329	$26.07	342	$21.73	310	$19.80
Changes during the year:
Granted	136	$36.70	141	$32.81	159	$24.78
Vested and settled	(139)	$24.32	(143)	$22.53	(120)	$20.81
Cancelled	(16)	$28.01	(11)	$23.58	(7)	$21.27

Stock and stock units, end of year	310	$31.42	329	$26.07	342	$21.73

13. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2014, 2013 and 2012, were approximately $4.4 million, $3.7 million and $2.9 million, respectively, and are included in selling, general and administrative expenses.

14. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

15. ENTITY WIDE DISCLOSURES

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

Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT Group, MS Group and Quest Integrity Group. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended May 31,
	2014	2013	2012
Revenues:
IHT	$408,259	$380,518	$314,408
MS	275,322	276,360	268,910
Quest Integrity	65,946	57,433	40,422

Total	$749,527	$714,311	$623,740

	Twelve Months Ended May 31,
	2014	2013	2012
Operating income:
IHT	$47,787	$45,307	$39,408
MS	26,177	29,228	38,420
Quest Integrity	9,260	9,400	5,261
Corporate and shared support services	(29,803)	(28,333)	(26,592)

Total	$53,421	$55,602	$56,497

	Twelve Months Ended May 31,
	2014	2013	2012
Capital expenditures:
IHT	$8,104	$8,042	$8,992
MS	6,114	8,401	11,822
Quest Integrity	4,366	5,384	2,506
Corporate and shared support services	14,432	4,241	604

Total	$33,016	$26,068	$23,924

	Twelve Months Ended May 31,
	2014	2013	2012
Depreciation and amortization:
IHT	$7,953	$7,673	$6,961
MS	7,208	7,007	6,014
Quest Integrity	5,475	4,417	3,515
Corporate and shared support services	832	567	979

Total	$21,468	$19,664	$17,469

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Revenues and total assets in the United States and other countries are as follows for the fiscal years ended May 31, 2014, 2013 and 2012 (in thousands):

	Total Revenues	Total Assets
FY 2014
United States	$540,967	$353,624
Canada	126,874	68,515
Europe	42,248	38,870
Other foreign countries	39,438	23,932

Total	$749,527	$484,941

FY 2013
United States	$508,928	$334,579
Canada	135,527	68,164
Europe	37,787	35,734
Other foreign countries	32,069	21,726

Total	$714,311	$460,203

	Total Revenues	Total Assets
FY 2012
United States	$438,413	$296,240
Canada	121,865	60,334
Europe	36,448	30,352
Other foreign countries	27,014	16,862

Total	$623,740	$403,788

16. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations previously carried out by the joint venture have been continued by IHT. Our investment in the net assets of the joint venture, accounted for using the equity method of accounting, was zero at May 31, 2014 and $1.8 million at May 31, 2013. Revenues from the joint venture not reflected in our consolidated revenues were $8.5 million and $13.5 million for the fiscal years ended May 31, 2014 and 2013, respectively.

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

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. We believe using the SICAD-1 rate of 11.8 Bolivars per U.S. Dollar is more economically representative of what we might expect to receive in a dividend transaction than the official exchange rate of 6.3 Bolivars per U.S. Dollar because any dividend payments that would have been approved by the Central Bank of Venezuela prior to March 2014 would likely have been converted to U.S. Dollars at the SICAD-1 rate. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014.

In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar) which had been adopted at the beginning of the third quarter of fiscal year 2014. As a result, Team incurred an additional $2.1 million currency exchange loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

At May 31, 2014, after giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.7 million, consisting primarily of Bolivar denominated accounts receivable.

18. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended May 31, 2014				Twelve Months Ended May 31, 2013
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance at beginning of year	$(3,532)	$2,004	$(261)	$(1,789)	$(4,593)	$2,678	$(672)	$(2,587)
Other comprehensive income before tax	(1,613)	(775)	1,498	(890)	1,070	(674)	411	807
Non-controlling interest	—	—	—	—	(9)	—	—	(9)

Balance at end of year	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Twelve Months Ended May 31, 2014			Twelve Months Ended May 31, 2013			Twelve Months Ended May 31, 2012
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,613)	$1,213	$(400)	$1,070	$130	$1,200	$(8,264)	$1,246	$(7,018)
Foreign currency hedge	(775)	285	(490)	(674)	281	(393)	2,385	(928)	1,457

Total	$(2,388)	$1,498	$(890)	$396	$411	$807	$(5,879)	$318	$(5,561)

19. REPURCHASE OF COMMON STOCK

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of May 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (including the $13.3 million repurchased in the second quarter of fiscal year 2014).

20. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of selected unaudited quarterly financial data for the years ended May 31, 2014 and 2013 (in thousands, except per share data):

	Year Ended May 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$174,311	$200,493	$163,236	$211,487	$749,527
Operating income	$8,105	$23,881	$1,000	$20,435	$53,421
Net income (loss) available to Team shareholders	$4,510	$14,425	$(1,010)	$11,930	$29,855
Net income (loss) per share: Basic	$0.22	$0.71	$(0.05)	$0.58	$1.46
Net income (loss) per share: Diluted	$0.21	$0.68	$(0.05)	$0.56	$1.40

	Year Ended May 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$161,492	$200,648	$150,975	$201,196	$714,311
Operating income	$12,824	$23,040	$609	$19,129	$55,602
Net income (loss) available to Team shareholders	$7,561	$13,936	$(535)	$11,474	$32,436
Net income per share: Basic	$0.38	$0.69	$(0.03)	$0.57	$1.61
Net income per share: Diluted	$0.36	$0.66	$(0.03)	$0.54	$1.53

3. Exhibits

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.2†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.4†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.5	Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.6	Form of Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc. and each of the other members of Quest Integrity Group, LLC listed on Exhibit A to the Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.7	Form of Amended and Restated Put-Call Option Agreement dated April 7, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

10.8	Guaranty, dated as of November 2, 2010, made by KG Holding, LLC for the benefit of Team, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.9	Guaranty, dated as of November 2, 2010, made by Milton J. Altenberg for the benefit of Team, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.10	Guaranty, dated as of November 2, 2010, made by Jeffrey L. Ott for the benefit of Team, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.11	Second Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2011).

10.12	Second Amendment dated June 20 2014, to the Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2014).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

Exhibit Number

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 8, 2014.

TEAM, INC.

By:	/S/ PHILIP J. HAWK
Philip J. Hawk
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ PHILIP J. HAWK	Chairman, Chief Executive Officer and Director	August 8, 2014
(Philip J. Hawk)

/S/ VINCENT D. FOSTER	Director	August 8, 2014
(Vincent D. Foster)

/S/ JACK M. JOHNSON, JR.	Director	August 8, 2014
(Jack M. Johnson, Jr.)

/S/ EMMETT J. LESCROART	Director	August 8, 2014
(Emmett J. Lescroart)

/S/ LOUIS A. WATERS	Director	August 8, 2014
(Louis A. Waters)

/S/ SIDNEY B. WILLIAMS	Director	August 8, 2014
(Sidney B. Williams)

/S/ TED W. OWEN (Ted W. Owen)	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	August 8, 2014