Form 10-Q
period 2014-08-31
TEAM INC
filed 2014-10-09
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,573,288 shares of common stock, par value $0.30, outstanding as of September 26, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2014	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,478	$34,656
Receivables, net of allowance of $4,854 and $4,784	173,249	175,601
Inventory	26,461	25,537
Deferred income taxes	3,303	4,717
Prepaid expenses and other current assets	9,040	8,303

Total current assets	243,531	248,814
Property, plant and equipment, net	91,407	89,961
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $13,585 and $12,698	23,213	23,513
Goodwill	113,141	113,763
Other assets, net	921	1,248
Deferred income taxes	2,979	2,435

Total assets	$480,399	$484,941

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,437	$21,755
Other accrued liabilities	38,966	48,391
Income taxes payable	3,417	4,997

Total current liabilities	63,820	75,143
Deferred income taxes	15,178	15,655
Long-term debt	71,114	73,721
Other long-term liabilities	4,451	3,377

Total liabilities	154,563	167,896

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 20,573,288 and 20,477,938 shares issued	6,171	6,142
Additional paid-in capital	108,625	105,872
Retained earnings	209,063	202,032
Accumulated other comprehensive loss	(3,717)	(2,679)

Total Team shareholders’ equity	320,142	311,367
Non-controlling interest	5,694	5,678

Total equity	325,836	317,045

Total liabilities and equity	$480,399	$484,941

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2014	2013
Revenues	$188,121	$174,311
Operating expenses	131,794	125,314

Gross margin	56,327	48,997
Selling, general and administrative expenses	44,502	41,335
Earnings from unconsolidated affiliates	—	443

Operating income	11,825	8,105
Interest expense, net	623	608
Foreign currency loss	181	390

Earnings before income taxes	11,021	7,107
Less: Provision for income taxes	3,968	2,630

Net income	7,053	4,477
Less: Income (loss) attributable to non-controlling interest	22	(33)

Net income available to Team shareholders	$7,031	$4,510

Net income per share: Basic	$0.34	$0.22
Net income per share: Diluted	$0.33	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,
	2014	2013
Net income	$7,053	$4,477
Foreign currency translation adjustment	(1,524)	(929)
Foreign currency hedge	597	(362)
Tax attributable to other comprehensive (loss) income	(117)	514

Total comprehensive income	6,009	3,700
Less: Total comprehensive income (loss) attributable to non-controlling interest	16	(51)

Total comprehensive income available to Team shareholders	$5,993	$3,751

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,053	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	—	(443)
Depreciation and amortization	5,529	5,383
Amortization of deferred loan costs	56	55
Foreign currency loss	181	390
Deferred income taxes	271	2,092
Loss (gain) on asset disposals	34	(111)
Non-cash share-based compensation cost	975	870
(Increase) decrease:
Receivables	4,477	4,966
Inventory	(777)	(334)
Prepaid expenses and other current assets	(649)	359
Increase (decrease):
Accounts payable	(299)	(5,673)
Other accrued liabilities	(10,408)	(11,685)
Income taxes	(1,575)	(300)

Net cash provided by operating activities	4,868	46

Cash flows from investing activities:
Capital expenditures	(5,468)	(6,223)
Business acquisitions, net of cash acquired	(2,151)	(9,781)
Proceeds from sale of assets	—	148
Decrease in other assets, net	272	—

Net cash used in investing activities	(7,347)	(15,856)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	(2,010)	14,870
Corporate tax effect from share-based payment arrangements	915	(33)
Issuance of common stock from share-based payment arrangements	892	671

Net cash (used in) provided by financing activities	(203)	15,508
Effect of exchange rate changes on cash	(496)	(227)

Net decrease in cash and cash equivalents	(3,178)	(529)
Cash and cash equivalents at beginning of period	34,656	34,201

Cash and cash equivalents at end of period	$31,478	$33,672

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating Services Group (“IHT”), Mechanical Services Group (“MS”) and Quest Integrity Group (“Quest Integrity”). While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

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

Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at May 31, 2014 is derived from the May 31, 2014 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2014.

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

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Leasehold improvements	2-15 years
Machinery and equipment	2-12 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
ERP system development costs	5-10 years
Automobiles	2-5 years

Goodwill, intangible assets, and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We conduct operations in three segments: IHT, MS and Quest Integrity. Each operating segment has goodwill relating to past acquisitions and we assess goodwill for impairment at the operating segment level.

On May 31, 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2014 annual test.

There was $113.1 million and $113.8 million of goodwill at August 31, 2014 and May 31, 2014, respectively. A summary of goodwill is as follows (in thousands):

	Three Months Ended August 31, 2014
	MS	IHT	Quest	Total
Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763
Acquisitions	—	—	—	—
Foreign currency adjustments	(427)	(78)	(117)	(622)

Balance at August 31, 2014	$19,258	$63,171	$30,712	$113,141

In November 2010, we purchased 95% of Quest Integrity, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest Integrity that is created after the original acquisition. The valuation of Quest Integrity will be made as of the end of fiscal year 2015 and will be determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest Integrity for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests will be payable in Team common stock, based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015 and recorded as an equity transaction with a corresponding removal of the carrying value of the non-controlling interest. Assuming that Quest Integrity’s actual EBITDA for fiscal year 2014 ($14.4 million) approximates the average of actual EBITDA for fiscal years 2014 and 2015 and that the average closing stock price over the 90 previous trading days ending August 31, 2014 ($40.81) approximates the average closing stock price over the ninety trading days prior to May 31, 2015, we estimate that approximately 573,000 Team shares will be issued to acquire the non-controlling interests, including 225,000 that are already included as dilutive securities in the earnings per share calculation as set forth herein. This estimate is subject to change based upon actual results for Quest Integrity in fiscal year 2015 and the use of Team’s actual average stock price as of the measurement date of May 31, 2015.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2014	$5,678
Income attributable to non-controlling interest	22
Other comprehensive loss attributable to non-controlling interest	(6)

Carrying value of non-controlling interest at August 31, 2014	$5,694

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

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be services that have been rendered but not billed and an accrual of estimated revenue and unbilled receivables is recorded. At August 31, 2014 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $21.3 million and $14.9 million, respectively.

Allowance for doubtful accounts. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that will eventually be deemed uncollectible. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.

Concentration of credit risk. No single customer accounts for more than 10% of consolidated revenues.

Earnings per share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock.

Amounts used in basic and diluted earnings per share, for the three months ended August 31, 2014 and 2013, are as follows (in thousands):

	Three Months Ended August 31,
	2014	2013
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	20,503	20,503
Stock options, stock units and performance awards	552	699
Assumed conversion of non-controlling interest	225	197

Total shares and dilutive securities	21,280	21,399

There were no share-based awards outstanding during the three months ended August 31, 2014 and 2013 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses are included in our condensed consolidated statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our condensed consolidated statement of income (see Note 16).

Accounting Principles Not Yet Adopted

ASU No. 2014-09. On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on June 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect ASU 2014-09 will have on our ongoing financial reporting.

2. ACQUISITIONS

In August 2014, we purchased a mechanical services company in the U.K. for total consideration of $2.3 million, net of cash acquired of $0.9 million, including estimated contingent consideration of $0.1 million. We are in the early stages of determining the valuations associated with the tangible and intangible assets. Our preliminary purchase price allocation resulted in $2.5 million being allocated to fixed assets and net working capital and $0.7 million being applied to intangible assets.

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

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2014 and May 31, 2014 is as follows (in thousands):

	August 31, 2014	May 31, 2014
	(unaudited)
Trade accounts receivable	$156,845	$165,484
Unbilled revenues	21,258	14,901
Allowance for doubtful accounts	(4,854)	(4,784)

Total	$173,249	$175,601

4. INVENTORY

A summary of inventory as of August 31, 2014 and May 31, 2014 is as follows (in thousands):

	August 31, 2014	May 31, 2014
	(unaudited)
Raw materials	$2,711	$2,924
Work in progress	961	894
Finished goods	22,789	21,719

Total	$26,461	$25,537

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2014 and May 31, 2014 is as follows (in thousands):

	August 31, 2014	May 31, 2014
	(unaudited)
Land	$3,076	$3,078
Buildings and leasehold improvements	27,101	26,793
Machinery and equipment	149,632	150,050
Furniture and fixtures	5,530	5,530
Capitalized ERP system development costs	6,560	4,655
Computers and computer software	6,758	6,842
Automobiles	3,406	3,550
Construction in progress	3,599	3,123

Total	205,662	203,621
Accumulated depreciation and amortization	(114,255)	(113,660)

Property, plant, and equipment, net	$91,407	$89,961

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be fully installed during fiscal year 2016. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through August 31, 2014, we have capitalized $6.6 million associated with the project.

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

7. INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2014 and May 31, 2014 is as follows (in thousands):

	August 31, 2014			May 31, 2014
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,029	$(7,373)	$15,656	$22,424	$(6,739)	$15,685
Non-compete agreements	3,649	(3,459)	190	3,667	(3,430)	237
Trade names	4,325	(792)	3,533	4,325	(717)	3,608
Technology	5,112	(1,831)	3,281	5,112	(1,698)	3,414
Licenses	683	(130)	553	683	(114)	569

Total	$36,798	$(13,585)	$23,213	$36,211	$(12,698)	$23,513

Amortization expense for the three months ended August 31, 2014 and 2013 was $0.9 million and $1.0 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2014 and May 31, 2014 is as follows (in thousands):

	August 31, 2014	May 31, 2014
	(unaudited)
Payroll and other compensation expenses	$18,726	$28,737
Insurance accruals	6,579	5,897
Property, sales and other non-income related taxes	1,961	2,381
Lease commitments	1,862	1,881
Other	9,838	9,495

Total	$38,966	$48,391

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking credit facility (“Credit Facility”) with our banking syndicate has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2014) and has commitment fees of 0.30% on unused borrowing capacity. At August 31, 2014 we had approximately $66 million of borrowing capacity on our Credit Facility.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.2 million at August 31, 2014 and $13.6 million at May 31, 2014. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

ASC 815, Derivatives and Hedging, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the consolidated statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At August 31, 2014 the €12.3 million borrowing had a U.S. Dollar value of $16.2 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2014 and 2013, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Euro denominated long-term debt	$597	$(362)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2014			May 31, 2014
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$1,826	Liability	Long-term debt	$1,229

10. FAIR VALUE MEASUREMENTS

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2014 and May 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2014
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,179	$2,179
Euro denominated long-term debt	—	1,826	—	1,826

Total liabilities	$—	$1,826	$2,179	$4,005

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Euro denominated long-term debt	—	1,229	—	1,229

Total liabilities	$—	$1,229	$2,015	$3,244

There were no transfers in and out of Level 1, Level 2 or Level 3 during the three months ended August 31, 2014 and 2013.

The fair value of contingent consideration liabilities classified as Level 3 in the table above were estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include a combination of actual cash flows and probability-weighted assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreement.

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Three Months Ended August 31, 2014
(unaudited)
Balance at May 31, 2014	$2,015
Accretion of liability	40
Acquisitions	124

Balance at August 31, 2014	$2,179

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2014, there were approximately 1.1 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at August 31, 2014. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.0 million and $0.9 million for the three months ended August 31, 2014 and 2013, respectively. At August 31, 2014, $7.6 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $0.9 million and $0.0 million for the three months ended August 31, 2014 and 2013, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the three months ended August 31, 2014 and 2013 as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended August 31, 2014 and 2013 are summarized below:

	Three Months Ended August 31, 2014		Three Months Ended August 31, 2013
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	816	$19.61	1,052	$20.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(96)	$9.36	(23)	$29.92
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	720	$20.96	1,029	$20.03

Exercisable at end of period	720	$20.96	1,029	$20.03

Options exercisable at August 31, 2014 had a weighted-average remaining contractual life of 2.4 years. For total options outstanding at August 31, 2014, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$8.20 to $9.62	35	$9.05	0.8
$9.63 to $12.82	96	$11.97	1.7
$12.83 to $16.03	259	$14.49	1.8
$16.04 to $32.05	330	$29.92	3.1

	720	$20.96	2.4

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.1 million for the three months ended August 31, 2014 and 2013. Transactions involving our performance awards during the three months ended August 31, 2014 and 2013 are summarized below:

	Three Months Ended August 31, 2014		Three Months Ended August 31, 2013
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	50	$30.63	57	$25.45
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Performance awards, end of period	50	$30.63	57	$25.45

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $0.8 million for the three months ended August 31, 2014 and $0.7 million for the three months ended August 31, 2013. Transactions involving our stock units and director stock grants during the three months ended August 31, 2014 and 2013 are summarized below:

	Three Months Ended August 31, 2014		Three Months Ended August 31, 2013
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$31.42	329	$26.07
Changes during the period:
Granted	2	$40.85	7	$38.88
Vested and settled	—	$—	—	$—
Cancelled	(7)	$31.23	(7)	$25.50

Stock and stock units, end of period	305	$31.50	329	$26.36

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income (loss) included within shareholders’ equity is as follows (in thousands):

	Three Months Ended August 31, 2014				Three Months Ended August 31, 2013
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)
Other comprehensive income (loss) before tax	(1,524)	597	(117)	(1,044)	(929)	(362)	514	(777)
Non-controlling interest	6	—	—	6	18	—	—	18

Balance, end of period	$(6,663)	$1,826	$1,120	$(3,717)	$(4,443)	$1,642	$253	$(2,548)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended August 31, 2014			Three Months Ended August 31, 2013
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,524)	$115	$(1,409)	$(929)	$376	$(553)
Foreign currency hedge	597	(232)	365	(362)	138	(224)

Total	$(927)	$(117)	$(1,044)	$(1,291)	$514	$(777)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting, requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: IHT, MS and Quest Integrity. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended
	August 31, 2014	August 31, 2013
	(unaudited)	(unaudited)
Revenues:
IHT	$105,594	$95,833
MS	67,846	65,769
Quest Integrity	14,681	12,709

Total	$188,121	$174,311

	Three Months Ended
	August 31, 2014	August 31, 2013
	(unaudited)	(unaudited)
Operating income:
IHT	$12,287	$10,227
MS	6,704	6,833
Quest Integrity	767	(685)
Corporate and shared support services	(7,933)	(8,270)

Total	$11,825	$8,105

	Three Months Ended
	August 31, 2014	August 31, 2013
	(unaudited)	(unaudited)
Capital expenditures:
IHT	$1,539	$1,845
MS	1,180	1,647
Quest Integrity	796	1,956
Corporate and shared support services	1,953	775

Total	$5,468	$6,223

	Three Months Ended
	August 31, 2014	August 31, 2013
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,001	$2,082
MS	1,864	1,778
Quest Integrity	1,405	1,325
Corporate and shared support services	259	198

Total	$5,529	$5,383

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Revenues and total assets in the United States and other countries are as follows (in thousands):

	Three Months Ended
	August 31, 2014	August 31, 2013
	(unaudited)	(unaudited)
Revenues:
United States	$138,064	$123,805
Canada	32,076	32,928
Europe	10,446	8,433
Other foreign countries	7,535	9,145

Total	$188,121	$174,311

	August 31, 2014	May 31, 2014
	(unaudited)
Total assets:
United States	$349,486	$353,624
Canada	69,542	68,515
Europe	39,082	38,870
Other foreign countries	22,289	23,932

Total	$480,399	$484,941

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Revenues from the joint venture not reflected in our consolidated revenues were zero and $4.0 million for the three months ended August 31, 2014 and 2013, respectively.

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

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014. In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter of fiscal year 2014, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million foreign currency loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

After giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.8 million and $0.7 million at August 31, 2014 and May 31, 2014, respectively. The assets consisted primarily of Bolivar denominated accounts receivable.

17. REPURCHASE OF COMMON STOCK

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and not included in common stock issued and outstanding as of May 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2014.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of our Annual Report on Form 10-K for the year ended May 31, 2014.

General Description of Business

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. Our operations are conducted in three segments: IHT, MS and Quest Integrity. We are aligned in three business groups and believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

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

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

The following table sets forth the components of revenue and operating income from our operations for the three months ended August 31, 2014 and 2013 in thousands:

	Three Months Ended August 31,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$105,594	$95,833	$9,761	10.2%
MS	67,846	65,769	2,077	3.2%
Quest Integrity	14,681	12,709	1,972	15.5%

Total	$188,121	$174,311	$13,810	7.9%

Operating income:
IHT	$12,287	$10,227	$2,060	20.1%
MS	6,704	6,833	(129)	(1.9)%
Quest Integrity	767	(685)	1,452	212.0%
Corporate and shared support	(7,933)	(8,270)	337	(4.1)%

Total	$11,825	$8,105	$3,720	45.9%

Revenues. Total IHT revenues were $106 million in the quarter, up 10% compared to the first quarter of last year. $87 million of those revenues are from Inspection Services—both traditional NDE and Advanced Services. Total inspection services grew 13% over last year’s quarter.

IHT’s Heat Treat services were relatively flat year over year. These services are generally associated with project/turnaround activities and represented about $19 million of IHT revenues in the quarter, about the same as last year’s quarter. The first quarter is a seasonally slow period for project activity.

MS revenues of $68 million for the quarter were up 3% over last year’s quarter. On-stream (or under pressure services) comprise about 60% of total revenues for MS and turnaround/project services are about 40% of the total.

Quest revenues were $15 million, up 16% over last year’s first quarter. Like the rest of Team, Quest’s first quarter is traditionally a seasonally weaker period, with fewer process industry opportunities in the way of heater inspection projects.

Operating Income. Overall, operating income improved by $3.7 million, or 46% in the current year quarter compared to last year’s quarter. As a percentage of revenue, operating income was 6.1% in the current year quarter versus 5.1% in last year’s quarter, which reflects our focus on cost control, pricing and quality initiatives during the quarter. About half of the improvement in operating income ($2.1 million) came from the IHT business unit and reflects improved job execution across several regions compared to the prior year quarter. Quest operating income improved by $1.5 million due to better absorption of indirect costs as a result of its overall revenue growth compared to last year’s quarter, which was characterized by the unusually slow start to the fiscal year due to project deferrals.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s quarter represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by IHT business unit.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at August 31, 2014) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. At August 31, 2014, we had $31.5 million of cash on hand and approximately $66 million of available borrowing capacity through our Credit Facility. Our Credit Facility matures in July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system which is expected to be fully installed by the end of fiscal year 2016. Through the end of our first quarter of fiscal year 2015, we have capitalized $6.6 million associated with the project.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and not included in common stock issued and outstanding as of August 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014).

Restrictions on cash. Included in our cash and cash equivalents at August 31, 2014, is $0.2 million of cash in Venezuela and $16.7 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014. In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter of fiscal year 2014, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million foreign currency loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

After giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.8 million and $0.7 million at August 31, 2014 and May 31, 2014, respectively. The assets consisted primarily of Bolivar denominated accounts receivable.

Cash flows attributable to our operating activities. For the three months ended August 31, 2014, net cash provided by operating activities was $4.9 million. Net income of $7.1 million, depreciation and amortization of $5.5 million, foreign currency loss of $0.2 million and non-cash compensation cost of $1.0 million were offset by a increase in working capital of $9.2 million.

Cash flows attributable to our investing activities. For the three months ended August 31, 2014, net cash used in investing activities was $7.3 million, consisting primarily of $5.5 million of capital expenditures and $2.2 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the three months ended August 31, 2014, net cash used in financing activities was $0.2 million consisting primarily of $2.0 million of net payments related to our Credit Facility offset by $0.9 million in tax effects related to share-based compensation and $0.9 million through the issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the three months ended August 31, 2014, the effect of exchange rate changes on cash was a negative $0.5 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the three months ended August 31, 2014, the exchange rate with the Euro decreased from $1.36 per Euro to $1.31 per Euro, a decrease of 4%. During the same period, the exchange rate with the Canadian Dollar stayed constant at $0.92. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending exchange rates. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $1.5 million for the three months ended August 31, 2014.

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

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014. In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of

Venezuela. As of the beginning of the fourth quarter of fiscal year 2014, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million foreign currency loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

After giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.8 million and $0.7 million at August 31, 2014 and May 31, 2014, respectively. The assets consisted primarily of Bolivar denominated accounts receivable.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2014, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of our fiscal year ending May 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 8 of our Annual Report on Form 10-K for the year ended May 31, 2014 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. Through November 30, 2013, we repurchased a total of 369,900 shares under this program for an aggregate cost of $13.3 million, or an average price of $36.05 per share. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014.)

Repurchases during the first quarter of fiscal year 2015 were as follows:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan or Program
June 1—June 30, 2014	—	$—	—	$—
July 1—July 31, 2014	—	$—	—	$—
August 1—August 31, 2014	—	$—	—	$—

Total	—	$—	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: October 9, 2014	/S/ PHILIP J. HAWK
Philip J. Hawk Chief Executive Officer (Principal Executive Officer)

/S/ TED W. OWEN
Ted W. Owen, President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)