Form 10-Q
period 2014-11-30
TEAM INC
filed 2015-01-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,707,081 shares of common stock, par value $0.30, outstanding as of December 31, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2014	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,021	$34,656
Receivables, net of allowance of $4,786 and $4,784	217,007	175,601
Inventory	26,712	25,537
Deferred income taxes	5,468	4,717
Prepaid expenses and other current assets	9,352	8,303

Total current assets	299,560	248,814
Property, plant and equipment, net	91,975	89,961
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $14,367 and $12,698	22,216	23,513
Goodwill	111,161	113,763
Other assets, net	586	1,248
Deferred income taxes	2,998	2,435

Total assets	$533,703	$484,941

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,118	$21,755
Other accrued liabilities	51,842	48,391
Income taxes payable	8,320	4,997

Total current liabilities	89,280	75,143
Deferred income taxes	15,181	15,655
Long-term debt	85,281	73,721
Other long-term liabilities	3,507	3,377

Total liabilities	193,249	167,896

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 20,707,081 and 20,477,938 shares issued	6,211	6,142
Additional paid-in capital	109,322	105,872
Retained earnings	226,429	202,032
Accumulated other comprehensive loss	(7,365)	(2,679)

Total Team shareholders’ equity	334,597	311,367
Non-controlling interest	5,857	5,678

Total equity	340,454	317,045

Total liabilities and equity	$533,703	$484,941

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Revenues	$240,619	$200,493	$428,740	$374,804
Operating expenses	161,777	135,678	293,571	260,992

Gross margin	78,842	64,815	135,169	113,812
Selling, general and administrative expenses	50,168	43,422	94,670	84,757
Earnings from unconsolidated affiliates	—	350	—	793
Gain on revaluation of contingent consideration	—	2,138	—	2,138

Operating income	28,674	23,881	40,499	31,986
Interest expense, net	603	811	1,226	1,419
Foreign currency loss	635	140	816	530

Earnings before income taxes	27,436	22,930	38,457	30,037
Less: Provision for income taxes	9,876	8,333	13,844	10,963

Net income	17,560	14,597	24,613	19,074
Less: Income attributable to non-controlling interest	194	172	216	139

Net income available to Team shareholders	$17,366	$14,425	$24,397	$18,935

Net income per share: Basic	$0.84	$0.71	$1.19	$0.93
Net income per share: Diluted	$0.80	$0.68	$1.12	$0.89

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net income	$17,560	$14,597	$24,613	$19,074
Foreign currency translation adjustment	(5,415)	719	(6,939)	(210)
Foreign currency hedge	842	(400)	1,439	(762)
Tax benefit attributable to other comprehensive income	894	319	777	833

Total comprehensive income	13,881	15,235	19,890	18,935
Less: Total comprehensive income attributable to non-controlling interest	163	182	179	131

Total comprehensive income available to Team shareholders	$13,718	$15,053	$19,711	$18,804

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,613	$19,074
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	—	(793)
Depreciation and amortization	11,164	10,691
Amortization of deferred loan costs	112	110
Foreign currency loss	816	530
Deferred income taxes	(1,052)	3,438
Gain on contingent consideration revaluation	—	(2,138)
Loss (gain) on asset sales	103	(85)
Non-cash compensation cost	2,465	2,210
(Increase) decrease:
Receivables	(41,509)	(12,150)
Inventory	(1,253)	(83)
Prepaid expenses and other current assets	(737)	1,457
Increase (decrease):
Accounts payable	6,358	(507)
Other accrued liabilities	4,687	(3,459)
Income taxes	3,371	2,923

Net cash provided by operating activities	9,138	21,218

Cash flows from investing activities:
Capital expenditures	(11,425)	(13,619)
Business acquisitions, net of cash acquired	(2,949)	(10,175)
Proceeds from sale of assets	35	204
Decrease in other assets, net	288	3

Net cash used in investing activities	(14,051)	(23,587)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	13,000	18,000
Deferred consideration payments	(1,000)	(1,000)
Corporate tax effect from share-based payment arrangements	1,499	679
Issuance of common stock from share-based payment arrangements	1,290	1,987
Payments related to withholding tax for share-based payment arrangements	(1,735)	(1,692)
Payments related to purchase of treasury stock	—	(13,334)

Net cash provided by financing activities	13,054	4,640
Effect of exchange rate changes on cash	(1,776)	159

Net increase in cash and cash equivalents	6,365	2,430
Cash and cash equivalents at beginning of period	34,656	34,201

Cash and cash equivalents at end of period	$41,021	$36,631

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

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating Services Group (“IHT”), Mechanical Services Group (“MS”) and Quest Integrity Group (“Quest Integrity”). While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services and on-stream services.

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

The Company has revised its previously reported condensed consolidated statement of cash flows for an immaterial error associated with the classification of deferred consideration payments associated with our acquisition of TCI in September 2012. The revision resulted in a $1 million increase in cash flows from operating activities and a corresponding decrease in cash flows from financing activities and had no impact on the Company’s financial position or net income for the periods impacted.

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

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Leasehold improvements	2-15 years
Machinery and equipment	2-12 years
Furniture and fixtures	2-10 years
ERP system development costs	5-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

Goodwill, intangible assets and non-controlling interest. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.

On May 31, 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2014 annual test. There have been no events that have required an interim assessment of the carrying value of goodwill during the 2015 fiscal year.

There was $111.2 million and $113.8 million of goodwill at November 30, 2014 and May 31, 2014, respectively. A summary of goodwill is as follows (in thousands):

	Six Months Ended November 30, 2014
	MS	IHT	Quest Integrity	Total
Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763
Acquisitions	—	—	—	—
Foreign currency adjustments	(1,029)	(985)	(588)	(2,602)

Balance at November 30, 2014	$18,656	$62,264	$30,241	$111,161

In November 2010, we purchased 95% of Quest Integrity, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5% interest

(“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest Integrity that is created after the original acquisition. The valuation of Quest Integrity will be made as of the end of fiscal year 2015 and will be determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest Integrity for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests will be payable in Team common stock, based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015 and recorded as an equity transaction with a corresponding removal of the carrying value of the non-controlling interest. Assuming that Quest Integrity’s actual EBITDA for fiscal year 2014 ($14.4 million) and the first half of fiscal year 2015 plus estimated EBITDA for the second half of fiscal year 2015, approximates the average of actual EBITDA for fiscal years 2014 and 2015 and that the average closing stock price over the 90 previous trading days ending November 30, 2014 ($40.13) approximates the average closing stock price over the ninety trading days prior to May 31, 2015, we estimate that approximately 757,000 Team shares will be issued to acquire the non-controlling interest. These shares are included as dilutive securities in the earnings per share calculation as set forth herein. This estimate is subject to change based upon actual results for Quest Integrity the remainder of in fiscal year 2015 and the use of Team’s actual average stock price as of the measurement date of May 31, 2015.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2014	$5,678
Income attributable to non-controlling interest	216
Other comprehensive loss attributable to non-controlling interest	(37)

Carrying value of non-controlling interest at November 30, 2014	$5,857

Income taxes. We follow the guidance of ASC 740, Income Taxes (“ASC 740”) which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

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

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims, we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $500,000 per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be services that have been rendered but not billed and an accrual of estimated revenue and unbilled receivables is recorded. At November 30, 2014 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $19.2 million and $14.9 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and six months ended November 30, 2014 and 2013, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	20,645	20,409	20,574	20,459
Stock options, stock units and performance awards	442	614	497	657
Assumed conversion of non-controlling interest	757	210	757	207

Total shares and dilutive securities	21,844	21,233	21,828	21,323

There were no share-based awards outstanding during the three months ended November 30, 2014 and 2013 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

Accounting Principles Not Yet Adopted

ASU No. 2014-09. On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on June 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect ASU 2014-09 will have on our ongoing financial reporting.

2. ACQUISITIONS

In August 2014, we purchased a mechanical services company in the U.K. for total consideration of $2.9 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.1 million. We are in the early stages of determining the valuations associated with the tangible and intangible assets. Our preliminary purchase price allocation resulted in $2.4 million being allocated to fixed assets and net working capital and $0.8 million being applied to intangible assets.

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

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2014 and May 31, 2014 is as follows (in thousands):

	November 30, 2014	May 31, 2014
	(unaudited)
Trade accounts receivable	$202,621	$165,484
Unbilled revenues	19,172	14,901
Allowance for doubtful accounts	(4,786)	(4,784)

Total	$217,007	$175,601

4. INVENTORY

A summary of inventory as of November 30, 2014 and May 31, 2014 is as follows (in thousands):

	November 30, 2014	May 31, 2014
	(unaudited)
Raw materials	$2,959	$2,924
Work in progress	1,238	894
Finished goods	22,515	21,719

Total	$26,712	$25,537

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2014 and May 31, 2014 is as follows (in thousands):

	November 30, 2014	May 31, 2014
	(unaudited)
Land	$3,057	$3,078
Buildings and leasehold improvements	27,109	26,793
Machinery and equipment	151,616	150,050
Furniture and fixtures	5,517	5,530
Capitalized ERP system development costs	8,357	4,655
Computers and computer software	6,800	6,842
Automobiles	3,299	3,550
Construction in progress	2,607	3,123

Total	208,362	203,621
Accumulated depreciation and amortization	(116,387)	(113,660)

Property, plant and equipment, net	$91,975	$89,961

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be fully installed during fiscal year 2016. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through November 30, 2014, we have capitalized $8.4 million associated with the project.

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

7. INTANGIBLE ASSETS

A summary of intangible assets as of November 30, 2014 and May 31, 2014 is as follows (in thousands):

	November 30, 2014			May 31, 2014
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,901	$(7,969)	$14,932	$22,424	$(6,739)	$15,685
Non-compete agreements	3,562	(3,421)	141	3,667	(3,430)	237
Trade names	4,325	(867)	3,458	4,325	(717)	3,608
Technology	5,112	(1,964)	3,148	5,112	(1,698)	3,414
Licenses	683	(146)	537	683	(114)	569

Total	$36,583	$(14,367)	$22,216	$36,211	$(12,698)	$23,513

Amortization expense for the three months ended November 30, 2014 and 2013 was $0.9 million. Amortization expense for the six months ended November 30, 2014 and 2013 was $1.9 million.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2014 and May 31, 2014 is as follows (in thousands):

	November 30, 2014	May 31, 2014
	(unaudited)
Payroll and other compensation expenses	$30,260	$28,737
Insurance accruals	6,610	5,897
Property, sales and other non-income related taxes	2,819	2,381
Lease commitments	1,836	1,881
Deferred revenue	2,180	1,198
Other	8,137	8,297

Total	$51,842	$48,391

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking credit facility (“Credit Facility”) with our banking syndicate has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries, and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2014) and has commitment fees of 0.30% on unused borrowing capacity. At November 30, 2014 we had approximately $52 million of borrowing capacity on our Credit Facility.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.2 million at November 30, 2014 and $13.6 million at May 31, 2014. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At November 30, 2014 the €12.3 million borrowing had a U.S. Dollar value of $15.3 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2014 and 2013, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2014	2013	2014	2013	2014	2013	2014	2013
Euro denominated long-term debt	$842	$(400)	$—	$—	$1,439	$(762)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2014			May 31, 2014
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Euro denominated long-term debt	Liability	Long-term debt	$2,668	Liability	Long-term debt	$1,229

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2014 and May 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2014
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,219	$2,219
Euro denominated long-term debt	—	2,668	—	2,668

Total liabilities	$—	$2,668	$2,219	$4,887

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Euro denominated long-term debt	—	1,229	—	1,229

Total liabilities	$—	$1,229	$2,015	$3,244

There were no transfers in and out of Level 1, Level 2 or Level 3 during the six months ended November 30, 2014 and 2013.

The fair value of contingent consideration liabilities classified in the table above were estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include a combination of actual cash flows and probability-weighted assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreement.

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Six Months Ended November 30, 2014
(unaudited)
Balance at May 31, 2014	$2,015
Accretion of liability	80
Acquisitions	124

Balance at November 30, 2014	$2,219

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2014, there were approximately 1.1 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at November 30, 2014. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $2.5 million and $2.2 million for the six months ended November 30, 2014 and 2013, respectively. At November 30, 2014, $13.1 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 3.0 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $1.5 million and $0.7 million for the six months ended November 30, 2014 and 2013, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the six months ended November 30, 2014 and 2013 as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the six months ended November 30, 2014 and 2013 are summarized below:

	Six Months Ended November 30, 2014		Six Months Ended November 30, 2013
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	816	$19.61	1,052	$20.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(124)	$10.40	(80)	$24.73
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	692	$21.26	972	$19.87

Exercisable at end of period	692	$21.26	972	$19.87

Options exercisable at November 30, 2014 had a weighted-average remaining contractual life of 2.2 years. For total options outstanding at November 30, 2014, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$8.20 to $9.62	24	$9.23	0.7
$9.63 to $12.82	83	$11.98	1.5
$12.83 to $16.03	259	$14.49	1.6
$16.04 to $32.05	326	$29.92	2.9

	692	$21.26	2.2

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.3 million for the six months ended November 30, 2014 and 2013. Transactions involving our performance awards during the six months ended November 30, 2014 and 2013 are summarized below:

	Six Months Ended November 30, 2014		Six Months Ended November 30, 2013
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	50	$30.63	57	$25.45
Changes during the period:
Granted	—	$—	17	$36.40
Vested and settled	(22)	$27.66	(24)	$22.65
Cancelled	—	$—	—	$—

Performance awards, end of period	28	$32.86	50	$30.63

Under a new performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. No compensation expense related to performance awards was recognized for the six months ended November 30, 2014 and 2013. Transactions involving our performance awards during the six months ended November 30, 2014 and 2013 are summarized below:

	Six Months Ended November 30, 2014		Six Months Ended November 30, 2013
	(unaudited)		(unaudited)
	No. of Long-Term Performance Stock Units	Weighted Average Fair Value	No. of Long-Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	—	$—	—	$—
Changes during the period:
Granted	23	$42.25	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Long-term performance stock units, end of period	23	$42.25	—	$—

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $2.1 million for the six months ended November 30, 2014 and $1.9 million for the six months ended November 30, 2013. Transactions involving our stock units and director stock grants during the six months ended November 30, 2014 and 2013 are summarized below:

	Six Months Ended November 30, 2014		Six Months Ended November 30, 2013
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$31.42	329	$26.07
Changes during the period:
Granted	156	$39.51	136	$36.71
Vested and settled	(129)	$29.18	(137)	$24.34
Cancelled	(9)	$32.10	(11)	$26.86

Stock and stock units, end of period	328	$36.14	317	$31.38

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income (loss) included within shareholders’ equity is as follows (in thousands):

	Six Months Ended November 30, 2014				Six Months Ended November 30, 2013
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)
Other comprehensive income (loss) before tax	(6,939)	1,439	777	(4,723)	(210)	(762)	833	(139)
Non-controlling interest	37	—	—	37	8	—	—	8

Balance, end of period	$(12,047)	$2,668	$2,014	$(7,365)	$(3,734)	$1,242	$572	$(1,920)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Six Months Ended November 30, 2014			Six Months Ended November 30, 2013
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(6,939)	$1,336	$(5,603)	$(210)	$542	$332
Foreign currency hedge	1,439	(559)	880	(762)	291	(471)

Total	$(5,500)	$777	$(4,723)	$(972)	$833	$(139)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$134,080	$109,427	$239,674	$205,260
MS	84,221	70,987	152,067	136,756
Quest Integrity	22,318	20,079	36,999	32,788

	$240,619	$200,493	$428,740	$374,804

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income:
IHT	$21,999	$17,700	$34,286	$27,883
MS	8,809	7,380	15,513	14,181
Quest Integrity	6,350	5,512	7,117	4,816
Corporate and shared support services	(8,484)	(6,711)	(16,417)	(14,894)

	$28,674	$23,881	$40,499	$31,986

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,325	$1,570	$3,864	$3,415
MS	907	1,751	2,087	3,191
Quest Integrity	815	719	1,611	2,675
Corporate and shared support services	1,910	3,356	3,863	4,338

	$5,957	$7,396	$11,425	$13,619

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,068	$1,929	$4,069	$4,011
MS	1,884	1,812	3,748	3,590
Quest Integrity	1,420	1,365	2,825	2,690
Corporate and shared support services	263	202	522	400

	$5,635	$5,308	$11,164	$10,691

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues and total assets are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$177,593	$137,601	$315,657	$261,406
Canada	40,042	38,426	72,118	71,354
Europe	13,464	12,198	23,910	20,631
Other foreign countries	9,520	12,268	17,055	21,413

Total	$240,619	$200,493	$428,740	$374,804

	November 30, 2014	May 31, 2014
	(unaudited)
Total assets:
United States	$400,144	$353,624
Canada	71,668	68,515
Europe	38,574	38,870
Other foreign countries	23,317	23,932

Total	$533,703	$484,941

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Revenues from the joint venture not reflected in our consolidated revenues were zero and $7.8 million for the six months ended November 30, 2014 and 2013, respectively.

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

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014. In March 2014, a nascent market-based state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter of fiscal year 2014, Team began using SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million foreign currency loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

After giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.9 million and $0.7 million at November 30, 2014 and May 31, 2014, respectively. The assets consisted primarily of Bolivar denominated cash and accounts receivable.

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

General Description of Business

We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: IHT, MS and Quest Integrity. While our services are aligned in three business groups and believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services and on-stream services.

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

Turnaround services are offered in both IHT and MS. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion. Turnaround services include: field machining, technical bolting, field valve repair, heat exchanger repair and isolation test plugging services that are part of MS and the field heat treating services that are part of IHT.

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

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

The following table sets forth the components of revenue and operating income from our operations for the quarter ended November 30, 2014 and 2013 (in thousands):

	Three Months Ended November 30,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$134,080	$109,427	$24,653	22.5%
MS	84,221	70,987	13,234	18.6%
Quest Integrity	22,318	20,079	2,239	11.2%

Total	$240,619	$200,493	$40,126	20.0%

Operating income:
IHT	$21,999	$17,700	$4,299	24.3%
MS	8,809	7,380	1,429	19.4%
Quest Integrity	6,350	5,512	838	15.2%
Corporate and shared support	(8,484)	(6,711)	(1,773)	26.4%

Total	$28,674	$23,881	$4,793	20.1%

Revenues. Our revenues for the three months ended November 30, 2014 were $240.6 million compared to $200.5 million for the prior year quarter, an increase of $40.1 million or 20%. Revenues of $240.6 million were a new quarterly record for Team with performance that was broad based as all three business segments witnessed double-digit growth in the current year quarter. IHT revenues were $134.1 million in the quarter, up 23% compared to the prior year quarter. MS revenues of $84.2 million for the quarter were up 19% over the prior year quarter. Quest Integrity revenues were $22.3 million, up 11% over the prior year quarter. Some of the contributing factors to this broad-based growth are pipeline projects, new construction and capital projects, large heat treating projects, as well as turnaround and outage services across all regions.

Operating Income. Operating income for the three months ended November 30, 2014 was $28.7 million compared to $23.9 million for the prior year quarter, an increase of $4.8 million or 20%. After removal of a $2.1 million non-routine contingent consideration revaluation benefit in the prior year quarter, operating income would have improved by $6.9 million or 32%. Additionally, operating income as a percentage of revenue was 11.9% in the current year quarter compared to 10.8% in the prior year quarter after removal of the $2.1 million non-routine item in the prior year. The improvement in operating margin is a function of increased operating leverage of 17% in the current year quarter coupled with a 50 basis point improvement in gross margin percentage. Both improvements reflect our focus on cost control and service execution initiatives.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s quarter represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by IHT business unit.

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

The following table sets forth the components of revenue and operating income from our operations for the six months ended November 30, 2014 and 2013 (in thousands):

	Six Months Ended November 30,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$239,674	$205,260	$34,414	16.8%
MS	152,067	136,756	15,311	11.2%
Quest Integrity	36,999	32,788	4,211	12.8%

Total	$428,740	$374,804	$53,936	14.4%

Operating income:
IHT	$34,286	$27,883	$6,403	23.0%
MS	15,513	14,181	1,332	9.4%
Quest Integrity	7,117	4,816	2,301	47.8%
Corporate and shared support	(16,417)	(14,894)	(1,523)	10.2%

Total	$40,499	$31,986	$8,513	26.6%

Revenues. Our revenues for the six months ended November 30, 2014 were $428.7 million compared to $374.8 million for the same period in the prior year, an increase of $53.9 million or 14%. Revenues of $428.7 million were a new first half fiscal year record for Team with improvement that was broad based as all three business segments witnessed double-digit growth in the six months ended November 30, 2014. IHT revenues were $239.7 million in the six months ended November 30, 2014, up 17% compared to the prior year period. MS revenues were $152.1 million in the six months ended November 30, 2014, up 11% over the same period in the prior year. Quest Integrity revenues were $37.0 million, up 13% over the same period in the prior year. Some of the contributing factors to this broad-based growth are pipeline projects, new construction and capital projects, large heat treating projects, as well as turnaround and outage services across all regions.

Operating Income. Operating income for the six months ended November 30, 2014 was $40.5 million compared to $32.0 million for the same period in the prior year, an increase of $8.5 million or 27%. The current year first half fiscal year includes $0.2 million in non-routine acquisition costs. The prior first half fiscal year includes a $2.1 million non-routine contingent consideration revaluation benefit along with $0.7 million of non-routine severance costs. After removal of these non-routine items, operating income would have improved by $10.1 million or 33% and operating income as a percentage of revenue would have improved to 9.5% in the current first half fiscal year compared to 8.2% in the prior first half fiscal year. The improvement in operating margin is a function of increased operating leverage of 19% in the current first half fiscal year coupled with a 100 basis point improvement in gross margin percentage. Both improvements reflect our focus on cost control and service execution initiatives.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by IHT business unit.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at November 30, 2014) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. At November 30, 2014, we had $41.0 million of cash on hand and approximately $52 million of available borrowing capacity through our Credit Facility. Our Credit Facility matures in July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system which is expected to be fully installed by the end of fiscal year 2016. Through the end of our second quarter of fiscal year 2015, we have capitalized $8.4 million associated with the project.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and not included in common stock issued and outstanding as of November 30, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014).

Restrictions on cash. Included in our cash and cash equivalents at November 30, 2014, is $0.6 million of cash in Venezuela and $14.0 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Similarly, the uncertain economic and political environment in Venezuela makes it very difficult to repatriate the cash of our Venezuelan subsidiary.

In the third quarter of fiscal year 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the third quarter of fiscal year 2014. In March 2014, a nascent market-based state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. As of the beginning of the fourth quarter of fiscal year 2014, Team began using SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million foreign currency loss associated with a further revaluation of our Venezuelan business in the fourth quarter of fiscal year 2014.

After giving effect to the revaluations in fiscal year 2014, our Venezuelan subsidiary had net assets of $0.9 million and $0.7 million at November 30, 2014 and May 31, 2014, respectively. The assets consisted primarily of Bolivar denominated cash and accounts receivable.

Cash flows attributable to our operating activities. For the six months ended November 30, 2014, net cash provided by operating activities was $9.1 million. Net income of $24.6 million, depreciation and amortization of $11.2 million, foreign currency loss of $0.8 million and non-cash compensation cost of $2.5 million were offset by an increase in working capital of $29.1 million.

Cash flows attributable to our investing activities. For the six months ended November 30, 2014, net cash used in investing activities was $14.1 million, consisting primarily of $11.4 million of capital expenditures and $2.9 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the six months ended November 30, 2014, net cash provided by financing activities was $13.1 million consisting primarily of $13.0 million of net borrowings related to our Credit Facility.

Effect of exchange rate changes on cash. For the six months ended November 30, 2014, the effect of exchange rate changes on cash was a negative $1.8 million. We have significant operations in Europe and Canada, as well as operations in Venezuela which is considered a hyperinflationary economy. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. A significant part of these assets relate to our operations in Europe and Canada. During the six months ended November 30, 2014, the exchange rate with the Euro decreased from $1.36 per Euro to $1.24 per Euro, a decrease of 9%. During the same period, the exchange rate with the Canadian Dollar decreased from $0.92 per Canadian Dollar to $0.88 per Canadian Dollar, a decrease of 4%. For foreign subsidiaries with a functional currency that is not the U.S. Dollar, such as our operations in Europe and Canada, assets and liabilities are translated at period ending exchange rates. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $6.9 million for the six months ended November 30, 2014.

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

See the discussion above for further information regarding our Venezuelan operations.

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

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2014, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of our fiscal year ending May 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2014, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. Concurrently, our Credit Facility was amended to exclude the first $25 million of stock repurchases from the definition of “fixed charges” for purposes of calculating the fixed charge coverage ratio under the Credit Facility. Through November 30, 2013, we repurchased a total of 369,900 shares under this program for an aggregate cost of $13.3 million, or an average price of $36.05 per share. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). There were no repurchases during the six months ended November 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Performance Share Award Agreement under the Team, Inc. 2006 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: January 8, 2015	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)