Form 10-Q
period 2015-02-28
TEAM INC
filed 2015-04-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 20,788,784 shares of common stock, par value $0.30, outstanding as of March 30, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2015	May 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,570	$34,656
Receivables, net of allowance of $4,190 and $4,784	172,163	175,601
Income tax receivable	4,028	—
Inventory	28,108	25,537
Deferred income taxes	4,786	4,717
Prepaid expenses and other current assets	7,484	8,303

Total current assets	252,139	248,814
Property, plant and equipment, net	93,124	89,961
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $15,058 and $12,698	21,163	23,513
Goodwill	108,185	113,763
Other assets, net	548	1,248
Deferred income taxes	3,185	2,435

Total assets	$483,551	$484,941

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,453	$21,755
Other accrued liabilities	39,597	48,391
Income taxes payable	—	4,997

Total current liabilities	61,050	75,143
Deferred income taxes	15,646	15,655
Long-term debt	86,445	73,721
Other long-term liabilities	3,063	3,377

Total liabilities	166,204	167,896

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 20,788,784 and 20,477,938 shares issued	6,237	6,142
Additional paid-in capital	112,144	105,872
Retained earnings	226,733	202,032
Accumulated other comprehensive loss	(12,488)	(2,679)
Treasury stock at cost, 546,977 and 0 shares	(21,138)	—

Total Team shareholders’ equity	311,488	311,367
Non-controlling interest	5,859	5,678

Total equity	317,347	317,045

Total liabilities and equity	$483,551	$484,941

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Revenues	$174,589	$163,236	$603,329	$538,040
Operating expenses	127,877	121,540	421,448	382,532

Gross margin	46,712	41,696	181,881	155,508
Selling, general and administrative expenses	43,786	40,725	138,456	125,482
Earnings from unconsolidated affiliates	—	29	—	822
Gain on revaluation of contingent consideration	—	—	—	2,138

Operating income	2,926	1,000	43,425	32,986
Interest expense, net	560	660	1,786	2,079
Loss on investment in Venezuela	1,177	—	1,177	—
Foreign currency loss	673	1,868	1,489	2,398

Earnings (loss) before income taxes	516	(1,528)	38,973	28,509
Less: Provision for income taxes	187	(557)	14,031	10,406

Net income (loss)	329	(971)	24,942	18,103
Less: Income attributable to non-controlling interest	25	39	241	178

Net income (loss) available to Team shareholders	$304	$(1,010)	$24,701	$17,925

Net income (loss) per share: Basic	$0.01	$(0.05)	$1.20	$0.88
Net income (loss) per share: Diluted	$0.01	$(0.05)	$1.13	$0.84

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net income (loss)	$329	$(971)	$24,942	$18,103
Foreign currency translation adjustment	(7,852)	(2,715)	(14,791)	(2,925)
Foreign currency hedge	1,527	(94)	2,966	(856)
Tax benefit attributable to other comprehensive income	1,179	1,111	1,956	1,944

Total comprehensive income (loss)	(4,817)	(2,669)	15,073	16,266
Less: Total comprehensive income attributable to non-controlling interest	2	42	181	173

Total comprehensive income (loss) available to Team shareholders	$(4,819)	$(2,711)	$14,892	$16,093

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net income	$24,942	$18,103
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in Venezuela	1,177	—
Earnings from unconsolidated affiliates	—	(822)
Depreciation and amortization	16,852	15,976
Amortization of deferred loan costs	167	167
Foreign currency loss	1,489	2,398
Deferred income taxes	1,059	192
Gain on contingent consideration revaluation	—	(2,138)
Write-down of fixed assets	383	—
Loss (gain) on asset sales	103	(77)
Non-cash compensation cost	3,691	3,205
(Increase) decrease:
Receivables	(833)	13,431
Inventory	(3,040)	75
Prepaid expenses and other current assets	953	1,577
Increase (decrease):
Accounts payable	(878)	(1,598)
Other accrued liabilities	(5,966)	(9,505)
Income taxes	(8,887)	(469)

Net cash provided by operating activities	31,212	40,515

Cash flows from investing activities:
Capital expenditures	(18,712)	(23,758)
Business acquisitions, net of cash acquired	(2,949)	(10,175)
Proceeds from sale of assets	35	204
Change related to Venezuelan operations	(620)	—
Distributions from joint venture	—	174
Decrease in other assets, net	269	3

Net cash used in investing activities	(21,977)	(33,552)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	15,690	9,800
Deferred consideration payments	(1,000)	(1,000)
Contingent consideration payments	(1,000)	—
Corporate tax effect from share-based payment arrangements	2,088	1,092
Issuance of common stock from share-based payment arrangements	2,331	4,765
Payments related to withholding tax for share-based payment arrangements	(1,743)	(1,692)
Payments related to purchase of treasury stock	(21,138)	(13,334)

Net cash used in financing activities	(4,772)	(369)
Effect of exchange rate changes on cash	(3,549)	(1,294)

Net increase in cash and cash equivalents	914	5,300
Cash and cash equivalents at beginning of period	34,656	34,201

Cash and cash equivalents at end of period	$35,570	$39,501

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

The Company has revised its previously reported condensed consolidated statement of cash flows for an immaterial error associated with the classification of deferred consideration payments associated with our acquisition of TCI Services, Inc. in September 2012. The revision resulted in a $1.0 million increase in cash flows from operating activities and a corresponding decrease in cash flows from financing activities and had no impact on the Company’s financial position or net income for the periods impacted.

Consolidation. The consolidated financial statements include the accounts of Team, Inc. and our majority-owned subsidiaries where we have control over operating and financial policies. Investments in affiliates in which we have the ability to exert significant influence over operating and financial policies, but where we do not control the operating and financial policies, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Effective February 1, 2015, we began reporting the results of our Venezuela operations using the cost method of accounting (see Note 16).

Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of tangible and intangible assets and subsequent assessments for possible impairment, (3) the fair value of the non-controlling interest in subsidiaries that are not wholly-owned, (4) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (5) establishing an allowance for uncollectible accounts receivable, (6) estimating the useful lives of our assets, (7) assessing future tax exposure and the realization of tax assets and (8) estimating the value associated with contingent consideration payment arrangements.

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

On May 31, 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2014 annual test. There have been no events that have required an interim assessment of the carrying value of goodwill during the 2015 fiscal year.

There was $108.2 million and $113.8 million of goodwill at February 28, 2015 and May 31, 2014, respectively. A summary of goodwill is as follows (in thousands):

	Nine Months Ended February 28, 2015
	MS	IHT	Quest Integrity	Total
Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763
Acquisitions	—	—	—	—
Foreign currency adjustments	(2,120)	(2,568)	(890)	(5,578)

Balance at February 28, 2015	$17,565	$60,681	$29,939	$108,185

In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We expect to purchase the remaining 5%

interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest Integrity that is created after the original acquisition. The valuation of Quest Integrity will be made as of the end of fiscal year 2015 and will be determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest Integrity for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests will be based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015 and recorded as an equity transaction with a corresponding removal of the carrying value of the non-controlling interest. Assuming that Quest Integrity’s actual EBITDA for fiscal year 2014 ($14.4 million) and the first three quarters of fiscal year 2015 plus estimated EBITDA for the fourth quarter of fiscal year 2015, approximates the average of actual EBITDA for fiscal years 2014 and 2015 and that the average closing stock price over the ninety previous trading days ending February 28, 2015 ($39.70) approximates the average closing stock price over the ninety trading days prior to May 31, 2015, we estimate that approximately 826,000 Team shares will be issued to acquire the non-controlling interest. These shares are included as dilutive securities in the earnings per share calculation as set forth herein. This estimate is subject to change based upon actual results for Quest Integrity the remainder of in fiscal year 2015 and the use of Team’s actual average stock price as of the measurement date of May 31, 2015.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2014	$5,678
Income attributable to non-controlling interest	241
Other comprehensive loss attributable to non-controlling interest	(60)

Carrying value of non-controlling interest at February 28, 2015	$5,859

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be services that have been rendered but not billed and an accrual of estimated revenue and unbilled receivables is recorded. At February 28, 2015 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $15.4 million and $14.9 million, respectively.

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

Amounts used in basic and diluted earnings per share, for the three and nine months ended February 28, 2015 and 2014, are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	20,560	20,384	20,569	20,432
Stock options, stock units and performance awards	354	614	449	643
Assumed conversion of non-controlling interest	826	195	826	209

Total shares and dilutive securities	21,740	21,193	21,844	21,284

There were no share-based awards outstanding during the three or nine months ended February 28, 2015 and 2014 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction gains and losses are included in our condensed consolidated statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our condensed consolidated statement of income. Subsequently, effective February 1, 2015, we began reporting the results of our Venezuela operations using the cost method of accounting (see Note 16).

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

2. ACQUISITIONS

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $2.9 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.1 million. We are in the process of determining the valuations associated with the tangible and intangible assets. Our preliminary purchase price allocation resulted in $2.4 million being allocated to fixed assets and net working capital and $0.8 million being applied to intangible assets.

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We estimate $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price included $1.9 million of contingent consideration. The contingent consideration is based upon the achievement of operating earnings thresholds over a six year period for an amount of up to $4.0 million.

3. RECEIVABLES

A summary of accounts receivable as of February 28, 2015 and May 31, 2014 is as follows (in thousands):

	February 28, 2015	May 31, 2014
	(unaudited)
Trade accounts receivable	$160,920	$165,484
Unbilled revenues	15,433	14,901
Allowance for doubtful accounts	(4,190)	(4,784)

Total	$172,163	$175,601

4. INVENTORY

A summary of inventory as of February 28, 2015 and May 31, 2014 is as follows (in thousands):

	February 28, 2015	May 31, 2014
	(unaudited)
Raw materials	$3,117	$2,924
Work in progress	1,188	894
Finished goods	23,803	21,719

Total	$28,108	$25,537

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of February 28, 2015 and May 31, 2014 is as follows (in thousands):

	February 28, 2015	May 31, 2014
	(unaudited)
Land	$3,024	$3,078
Buildings and leasehold improvements	27,081	26,793
Machinery and equipment	149,901	150,050
Furniture and fixtures	5,558	5,530
Capitalized ERP system development costs	11,772	4,655
Computers and computer software	6,895	6,842
Automobiles	3,361	3,550
Construction in progress	2,896	3,123

Total	210,488	203,621
Accumulated depreciation and amortization	(117,364)	(113,660)

Property, plant and equipment, net	$93,124	$89,961

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which we will begin installing during fiscal year 2016. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through February 28, 2015, we have capitalized $11.8 million associated with the project.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to approximately fifty acres of undeveloped land purchased in October 2007 on which we had previously planned to construct future facilities in Pearland, Texas. During the fourth quarter of fiscal year 2012, we decided not to proceed with construction of the future facilities at this location. The property is being actively marketed using the services of a broker.

7. INTANGIBLE ASSETS

A summary of intangible assets as of February 28, 2015 and May 31, 2014 is as follows (in thousands):

	February 28, 2015			May 31, 2014
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,669	$(8,521)	$14,148	$22,424	$(6,739)	$15,685
Non-compete agreements	3,432	(3,335)	97	3,667	(3,430)	237
Trade names	4,325	(942)	3,383	4,325	(717)	3,608
Technology	5,112	(2,097)	3,015	5,112	(1,698)	3,414
Licenses	683	(163)	520	683	(114)	569

Total	$36,221	$(15,058)	$21,163	$36,211	$(12,698)	$23,513

Amortization expense was $0.9 million for the three months ended February 28, 2015 and 2014. Amortization expense was $2.8 million for the nine months ended February 28, 2015 and 2014.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of February 28, 2015 and May 31, 2014 is as follows (in thousands):

	February 28, 2015	May 31, 2014
	(unaudited)
Payroll and other compensation expenses	$21,539	$28,737
Insurance accruals	6,180	5,897
Property, sales and other non-income related taxes	1,583	2,381
Lease commitments	1,811	1,881
Deferred revenue	1,299	1,198
Other	7,185	8,297

Total	$39,597	$48,391

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking credit facility (“Credit Facility”) with our banking syndicate has borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries, and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2015) and has commitment fees of 0.30% on unused borrowing capacity. At February 28, 2015 we had approximately $50 million of borrowing capacity on our Credit Facility.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.1 million at February 28, 2015 and $13.6 million at May 31, 2014. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At February 28, 2015, the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and nine months ended February 28, 2015 and 2014, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended February 28,		Three Months Ended February 28,		Nine Months Ended February 28,		Nine Months Ended February 28,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2015	2014	2015	2014	2015	2014	2015	2014
Net investment hedge	$1,527	$(94)	$—	$—	$2,966	$(856)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	February 28, 2015			May 31, 2014
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,195)	Liability	Long-term debt	$(1,229)

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2015 and May 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	February 28, 2015
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$1,261	$1,261
Net investment hedge	$—	$(4,195)	$—	$(4,195)

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Net investment hedge	$—	$(1,229)	$—	$(1,229)

There were no transfers in and out of Level 1, Level 2 or Level 3 during the nine months ended February 28, 2015 and 2014.

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Nine Months Ended February 28, 2015
(unaudited)
Balance at May 31, 2014	$2,015
Accretion of liability	122
Payment	(1,000)
Acquisitions	124

Balance at February 28, 2015	$1,261

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At February 28, 2015, there were approximately 1.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at February 28, 2015. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.7 million and $3.2 million for the nine months ended February 28, 2015 and 2014, respectively. At February 28, 2015, $11.8 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.8 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $2.1 million and $1.1 million for the nine months ended February 28, 2015 and 2014, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the nine months ended February 28, 2015 and 2014 as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the nine months ended February 28, 2015 and 2014 are summarized below:

	Nine Months Ended February 28, 2015		Nine Months Ended February 28, 2014
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	816	$19.61	1,052	$20.24
Changes during the period:
Granted	—	$—	—	$—
Exercised	(206)	$11.35	(195)	$24.48
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	610	$22.39	857	$19.28

Exercisable at end of period	610	$22.39	857	$19.28

Options exercisable at February 28, 2015 had a weighted-average remaining contractual life of 2.0 years. For total options outstanding at February 28, 2015, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$9.23 to $9.62	17	$9.23	0.5
$9.63 to $12.82	61	$11.74	1.1
$12.83 to $16.03	208	$14.78	1.4
$16.04 to $32.05	324	$29.92	2.6

	610	$22.39	2.0

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to the Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.4 million for the nine months ended February 28, 2015 and 2014. Transactions involving our performance awards during the nine months ended February 28, 2015 and 2014 are summarized below:

	Nine Months Ended February 28, 2015		Nine Months Ended February 28, 2014
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	50	$30.63	57	$25.45
Changes during the period:
Granted	—	$—	17	$36.40
Vested and settled	(22)	$27.66	(24)	$22.65
Cancelled	—	$—	—	$—

Performance awards, end of period	28	$32.86	50	$30.63

Under a new performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense of $0.1 million related to performance awards was recognized for the nine months ended February 28, 2015. Transactions involving our performance awards during the nine months ended February 28, 2015 and 2014 are summarized below:

	Nine Months Ended February 28, 2015		Nine Months Ended February 28, 2014
	(unaudited)		(unaudited)
	No. of Long-Term Performance Stock Units	Weighted Average Fair Value	No. of Long-Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	—	$—	—	$—
Changes during the period:
Granted	23	$42.25	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Long-term performance stock units, end of period	23	$42.25	—	$—

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $3.2 million for the nine months ended February 28, 2015 and $2.8 million for the nine months ended February 28, 2014. Transactions involving our stock units and director stock grants during the nine months ended February 28, 2015 and 2014 are summarized below:

	Nine Months Ended February 28, 2015		Nine Months Ended February 28, 2014
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	310	$31.42	329	$26.07
Changes during the period:
Granted	156	$39.51	136	$36.71
Vested and settled	(133)	$29.21	(138)	$24.34
Cancelled	(7)	$32.10	(16)	$27.94

Stock and stock units, end of period	326	$36.15	311	$31.39

12. OTHER COMPREHENSIVE INCOME

A summary of changes in other comprehensive income (loss) included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended February 28, 2015				Nine Months Ended February 28, 2014
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)
Other comprehensive income (loss) before tax	(14,791)	2,966	1,956	(9,869)	(2,925)	(856)	1,944	(1,837)
Non-controlling interest	60	—	—	60	5	—	—	5

Balance, end of period	$(19,876)	$4,195	$3,193	$(12,488)	$(6,452)	$1,148	$1,683	$(3,621)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Nine Months Ended February 28, 2015			Nine Months Ended February 28, 2014
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(14,791)	$3,108	$(11,683)	$(2,925)	$1,617	$(1,308)
Foreign currency hedge	2,966	(1,152)	1,814	(856)	327	(529)

Total	$(11,825)	$1,956	$(9,869)	$(3,781)	$1,944	$(1,837)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2015, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent provides a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as money damages. Defendants have denied they infringe any valid claim of the patent and are contesting the allegations.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$95,350	$85,149	$335,024	$290,409
MS	64,999	63,440	217,066	200,196
Quest Integrity	14,240	14,647	51,239	47,435

Total	$174,589	$163,236	$603,329	$538,040

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income:
IHT	$7,536	$3,783	$41,822	$31,666
MS	3,357	2,939	18,870	17,120
Quest Integrity	100	1,170	7,217	5,986
Corporate and shared support services	(8,067)	(6,892)	(24,484)	(21,786)

Total	$2,926	$1,000	$43,425	$32,986

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,029	$2,187	$5,893	$5,602
MS	797	1,503	2,884	4,694
Quest Integrity	855	582	2,466	3,257
Corporate and shared support services	3,606	5,867	7,469	10,205

Total	$7,287	$10,139	$18,712	$23,758

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,138	$1,936	$6,207	$5,947
MS	1,850	1,801	5,598	5,391
Quest Integrity	1,429	1,343	4,254	4,033
Corporate and shared support services	271	205	793	605

Total	$5,688	$5,285	$16,852	$15,976

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues and total assets are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$134,805	$120,916	$450,462	$382,322
Canada	22,454	22,267	94,572	93,621
Europe	9,365	10,448	33,275	31,079
Other foreign countries	7,965	9,605	25,020	31,018

Total	$174,589	$163,236	$603,329	$538,040

	February 28, 2015	May 31, 2014
	(unaudited)
Total assets:
United States	$369,808	$353,624
Canada	61,068	68,515
Europe	32,127	38,870
Other foreign countries	20,548	23,932

Total	$483,551	$484,941

15. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Revenues from the joint venture not reflected in our consolidated revenues were zero and $8.5 million for the nine months ended February 28, 2015 and 2014, respectively.

16. VENEZUELAN OPERATIONS

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

Prior to February 1, 2015, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and U.S. Dollar, and have restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. Dollars. These exchange regulations, combined with other recent Venezuelan regulations, have constrained equipment availability and are now significantly limiting our Venezuelan operations’ ability to maintain normal operations. As a result of these conditions, and in accordance with ASC 810, Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. The change, which we made effective February 1, 2015, resulted in a third quarter 2015 pre-tax charge of $1.2 million. In future periods, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record cash and recognize income from our Venezuelan operations in our consolidated financial statements to the extent we receive payments for obligations or dividends from them.

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

On June 23, 2014 our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At February 28, 2015 $15.5 million remained available to repurchase shares under the stock repurchase plan.

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

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

The following table sets forth the components of revenue and operating income from our operations for the three months ended February 28, 2015 and 2014 (in thousands):

	Three Months Ended February 28,		Increase (Decrease)
	2015	2014	$	%
Revenues by business segment:
IHT	$95,350	$85,149	$10,201	12.0%
MS	64,999	63,440	1,559	2.5%
Quest Integrity	14,240	14,647	(407)	2.8%

Total	$174,589	$163,236	$11,353	7.0%

Operating income:
IHT	$7,536	$3,783	$3,753	99.2%
MS	3,357	2,939	418	14.2%
Quest Integrity	100	1,170	(1,070)	91.5%
Corporate and shared support services	(8,067)	(6,892)	(1,175)	17.0%

Total	$2,926	$1,000	$1,926	192.6%

Revenues. Our revenues for the three months ended February 28, 2015 were $174.6 million compared to $163.2 million for the prior year quarter, an increase of $11.4 million or 7%. IHT revenues were $95.4 million in the quarter, up 12% compared to the prior year quarter. MS revenues of $65.0 million for the quarter were up 3% over the prior year quarter. Quest Integrity revenues were $14.2 million, down 3% over the prior year quarter. While activity levels were higher for our IHT and MS segments, market conditions softened some in the third quarter of fiscal year 2015 due to U.S. refinery strikes and reduced oil commodity pricing. Quest Integrity’s processing business line experienced the most significant impact as several planned projects were deferred. Foreign revenues were also negatively impacted from the significant strengthening of the U.S. Dollar and related impact on nearly all of our foreign operations.

Operating Income. Operating income for the three months ended February 28, 2015 was $2.9 million compared to $1.0 million for the prior year quarter, an increase of $1.9 million or 193%. After removal of $1.1 million in legal fees associated with a legal defense of Quest Integrity intellectual property, and $0.4 million in a fixed asset write-down, operating income would have improved by $3.4 million or 340%. Additionally, operating income as a percentage of revenue would have been 2.5% in the current year quarter compared to 0.6% in the prior year quarter after removal of the two non-routine items mentioned above. While our third quarter is traditionally our most challenging period of our fiscal year, the increased leverage obtained by improved revenues discussed earlier were the biggest contributing factor to the improvement in current year operating margin. Corporate and shared support costs increased $1.2 million due primarily to IT infrastructure improvements, non cash stock compensation related to the issuance of Long-Term Performance Stock Units and other general corporate support costs to support higher activity levels during the quarter.

Venezuela Impairment Loss. During the three months ended February 28, 2015, management began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pretax charge of $1.2 million. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Foreign Currency Loss. During the three months ended February 28, 2015, losses due to changes in foreign currency rates were $0.7 million as compared to $1.9 million in the prior year quarter. The current year quarter reflects the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, principally the Canadian Dollar and the Euro. The prior year quarter reflects losses associated with a devaluation in Venezuelan currency.

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

The following table sets forth the components of revenue and operating income from our operations for the nine months ended February 28, 2015 and 2014 (in thousands):

	Nine Months Ended February 28,		Increase (Decrease)
	2015	2014	$	%
Revenues by business segment:
IHT	$335,024	$290,409	$44,615	15.4%
MS	217,066	200,196	16,870	8.4%
Quest Integrity	51,239	47,435	3,804	8.0%

Total	$603,329	$538,040	$65,289	12.1%

Operating income:
IHT	$41,822	$31,666	$10,156	32.1%
MS	18,870	17,120	1,750	10.2%
Quest Integrity	7,217	5,986	1,231	20.6%
Corporate and shared support services	(24,484)	(21,786)	(2,698)	12.4%

Total	$43,425	$32,986	$10,439	31.6%

Revenues. Our revenues for the nine months ended February 28, 2015 were $603.3 million compared to $538.0 million for the same period in the prior year, an increase of $65.3 million or 12%. IHT revenues were $335.0 million in the nine months ended February 28, 2015, up 15% compared to the prior year period. MS revenues were $217.1 million in the nine months ended February 28, 2015, up 8% over the same period in the prior year. Quest Integrity revenues were $51.2 million, up 8% over the same period in the prior year. Some of the contributing factors to this broad-based growth are pipeline projects, new construction and capital projects, large heat treating projects, as well as turnaround and outage services across all regions.

Operating Income. Operating income for the nine months ended February 28, 2015 was $43.4 million compared to $33.0 million for the same period in the prior year, an increase of $10.4 million or 32%. The current year period includes $0.2 million in acquisition costs, $1.1 million in legal fees associated with a legal defense of Quest Integrity intellectual property and $0.4 million in a non-routine fixed asset write-down. The prior year period includes $2.1 million in contingent consideration revaluation benefit along with $0.7 million in non-routine severance costs. After removal of these non-routine items, operating income would have improved by $13.5 million or 43%. Additionally, operating income as a percentage of revenue would have improved to 7.5% in the current year period compared to 5.9% in the prior year period after removal of these non-routine items. The improvement in operating margin is a function of increased operating leverage of 20% in the current fiscal year coupled with a improvement in gross margin percentage that is in excess of 100 basis points. Corporate and shared support costs increased $2.7 million due primarily to non cash stock compensation related to the issuance of Long-Term Performance Stock Units in the prior quarter, IT infrastructure improvements during the quarter and other general corporate support costs to support higher activity levels during the nine months ended February 28, 2015.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by the IHT business unit.

Venezuelan Impairment Loss. During the nine months ended February 28, 2015, management began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pretax charge of $1.2 million. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Foreign Currency Loss. During the current year period, losses due to changes in foreign currency rates were $1.5 million as compared to $2.4 million in the prior year quarter. The current year period reflects the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, principally the Canadian Dollar and the Euro. The prior year quarter is mostly composed of losses associated with a devaluation in Venezuelan currency.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. The Credit Facility has borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.75% margin at February 28, 2015) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. At February 28, 2015, we had $35.6 million of cash on hand and approximately $50 million of available borrowing capacity through our Credit Facility. Our Credit Facility matures in July 2016 and there are no mandatory payments before the maturity date. At that time, we expect to be able to renew the facility based upon our long-term relationships with each member bank of our Credit Facility and the relatively low credit leverage defined as our debt to EBITDA ratio.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system which we will begin installing during fiscal year 2016. Through the end of our third quarter of fiscal year 2015, we have capitalized $11.8 million associated with the project.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter of fiscal year 2014, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and not included in common stock issued and outstanding as of February 28, 2015. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings.

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At February 28, 2015 $15.5 million remained available to repurchase shares under the stock repurchase plan.

Restrictions on cash. Included in our cash and cash equivalents at February 28, 2015 is $15.2 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.

At February 1, 2015, our Venezuelan subsidiary had $0.6 million of cash on hand based on the SICAD-2, rate in effect at that date. On February 1, 2015 Team management began reporting the results of our Venezuelan operations using the cost method of accounting due to the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations. This resulted in recognition of a pre-tax loss of $1.2 million in our third quarter of fiscal year 2015.

Cash flows attributable to our operating activities. For the nine months ended February 28, 2015, net cash provided by operating activities was $31.2 million. Net income of $24.9 million, depreciation and amortization of $16.9 million, foreign currency loss of $1.5 million and non-cash compensation cost of $3.7 million were offset by an increase in working capital of $18.7 million.

Cash flows attributable to our investing activities. For the nine months ended February 28, 2015, net cash used in investing activities was $22.0 million, consisting primarily of $18.7 million of capital expenditures and $2.9 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

Cash flows attributable to our financing activities. For the nine months ended February 28, 2015, net cash used in financing activities was $4.8 million consisting primarily of $15.7 million of net borrowings related to our Credit Facility offset by $21.1 million in payments related to the purchase of treasury stock.

Effect of exchange rate changes on cash. For the nine months ended February 28, 2015, the effect of exchange rate changes on cash was a negative $3.5 million. We have significant operations in Europe and Canada. The impact of foreign currency exchange rates on cash in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the three and nine month periods ended February 28, 2015 were $0.7 million and $1.5 million, respectively. The foreign currency transaction losses realized in fiscal year 2015 relate primarily to the strengthening of the U.S. Dollar in relation to the Euro, Canadian Dollar, Australian Dollar and Mexican Peso. Subsequent to the period end February 28, 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $14.8 million for the nine months ended February 28, 2015.

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

Prior to February 1, 2015, we accounted for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. At February 1, 2015, our Venezuelan subsidiary had $0.6 million of cash on hand based on the SICAD-2, rate in effect at that date. On February 1, 2015 Team management began reporting the results of our Venezuelan operations using the cost method of accounting due to the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations. This resulted in recognition of a pre-tax loss of $1.2 million in our third quarter of fiscal year 2015.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2015, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of our fiscal year ending May 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of February 28, 2015, ninety-five lawsuits have been filed against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent provides a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as money damages. Defendants have denied they infringe any valid claim of the patent and are contesting the allegations.

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

On June 23, 2014, our Board authorized an increase in the stock purchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million or an average price of $38.62 per share.

Repurchases during the third quarter of fiscal year 2015 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 1— December 31, 2014	—	$—	—	$36,666,511
January 1— January 31, 2015	276,710	$38.10	276,710	$28,939,260
February 1— February 28, 2015	270,267	$39.12	270,267	$15,528,399

Total	546,977	$38.62	546,977

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: April 8, 2015	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)