Form 10-K
period 2015-05-31
TEAM INC
filed 2015-08-07
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates on November 30, 2014 was approximately $522 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $40.61.

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 20,910,719 shares of common stock, par value $0.30, outstanding and 546,977 shares of treasury stock as of July 29, 2015.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than September 28, 2015.

FORM 10-K INDEX

Certain items required in Part III of this Form 10-K can be found in our 2015 Proxy Statement and are incorporated herein by reference. A copy of the 2015 Proxy Statement will be provided, without charge, to any person who receives a copy of this Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478.

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

We offer these services in over 150 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

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

Phased Array Ultrasonic Testing. Phased Array Ultrasonics (“PAUT”) provides sharper detection capability for off-angle cracks and is capable of displaying multiple presentations simultaneously. PAUT applies computer-controlled excitation to individual elements in a multi-element probe. By varying the timing of the excitation, the sound beam can be swept through a range of angles. The shape of the beam may also be modified to a specific focal distance or spot.

Tank Inspection and Management Programs. Our wholly-owned subsidiary, TCI Services Inc. (“TCI”), is a storage tank management company that performs inspections, engineering and repair services across the U.S. for above ground storage tanks. Backed by Team’s in-house engineering, documentation and certification services – including API 653 evaluations – TCI’s on-site tank inspections, repair and maintenance services help keep customers’ tanks fully operational and compliant with stringent industry standards.

Rope Access. In July 2013, Team acquired a leading provider of industrial rope access services. With these services, we provide a range of innovative and cost-effective solutions to suit the customer’s individual requirements for inspection and maintenance services to the energy and industrial markets. Our rope access solutions allow for work to be carried out more quickly than traditional methods using scaffolding, keeping costs and job duration to a minimum. We provide these services under full accreditation by the Industrial Rope Access Trade Association (“IRATA”), whose guidelines are recognized by the industry as the safest method of working at height.

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

Field Heat Treating Services. Field Heat Treating Services include electric resistance and gas-fired combustion, primarily utilized by industrial customers to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminants and moisture prior to welding, post-weld heat treatments and to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used for expanding metal parts for assembly or disassembly, expanding large bolting for industrial turbines and stress relieving projects which is cost prohibitive for electric resistance or gas-fired combustion.

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

Hot Tapping Services. Our hot tapping services consist of providing a full range of hot tapping, Line-stop™ and Freeze-stop™ services with capabilities for up to 48” diameter pipelines. Hot tapping services involve utilizing special equipment to cut a hole in a pressurized pipeline so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stop™ services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stop™ is a proprietary procedure that allows stopping of the process flow in extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow. Inflatable bag stops are used when a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. It can also be used to back up a line stop. A small hot tap is made into a pipe and an inflatable pipe plug is inserted into the pipe to allow the plug to stop the flow in the pipe. Additionally, we provide innovative line stop applications for unique service applications to meet customers’ needs.

Field Machining Services and Technical Bolting Services. We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complementary service to field machining during plant shut downs or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance or expansion projects. Additional services include bolt disassembly and hot bolting, which is a technique to remove and replace a bolt while in service and hot.

Valve Repair Services. We perform on-site repairs to manual and control valves and pressure and safety relief valves as well as specialty valve actuator diagnostics and repair. We are certified and authorized to perform testing and repairs to pressure and safety relief valves by The National Board of Boiler and Pressure Vessel Inspectors. This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential plant valves. We provide special transportable trailers to the plant site which contain specialty machines to manufacture valve components without removing the valve from the piping system. In addition, we provide preventive maintenance programs for VOC specific valves and valve data management programs.

Heat Exchanger and Maintenance Services. We provide turnkey heat exchanger services that allow for blind to blind disassembly and re-assembly. Utilizing our expanding fleet of bundle extractors that allow us to pull and push the tube bundles, as well as field machining and bolting equipment, we can make complete repairs to minimize downtime by using one contractor. A complete service allows us to unbolt the exchanger heads and remove the tube bundle for inspection and repair. Team is certified by The National Board of Boiler and Pressure Vessel Inspectors to make welded code repairs when necessary to the many components that make up the assembly. Based on the inspection, the bundle tubes can be replaced or plugged. Assembly of the exchanger is documented by our rigid quality control process providing documented procedures and final “as assembled” bolted values.

Isolation and Test Plug Services. We install isolation plugs to provide a mechanical block of flammable atmosphere to allow for pipe cutting and welding without having to purge the piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allow the customer to comply with American Society of Mechanical Engineers (“ASME”) hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.

Valve Insertion Services. We offer professional installation services for our patented InsertValve™. The valve installs under pressure, eliminating the need for line shut downs in the event of planned or emergency valve cut-ins. Designed for a wide range of line sizes and types, the InsertValve™ wedge gate sits on the valve body, not the pipe bottom. This unique feature prevents the seat from coming into contact with the cut pipe edges to significantly extend valve life. If a repair is ever needed, it is the only valve on the market that can be repaired under pressure.

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

Acquisitions

In July 2015, we acquired the Qualspec Group (“Qualspec”) for total cash consideration of $255.0 million, which could be increased by $10.0 million depending upon the operating results of Qualspec through the end of calendar year 2015. Qualspec is a leading provider of NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition is expected to add about $180.0 million of annual revenue to our operations and nearly 1,000 new employees to our human capital resources. The purchase of Qualspec was financed through borrowings under our new banking credit facility.

In June 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total cash consideration of $10.3 million. The agreement also includes earn-out consideration based upon the achievement of certain performance targets over a three year period for an additional amount of up to $4.0 million.

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We estimate $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price allocation included contingent consideration valued at $1.9 million. The contingent consideration is based upon the achievement of operating earnings thresholds over a six year period for an amount of up to $4.0 million.

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

Employees

At May 31, 2015, we had approximately 4,800 employees in our worldwide operations. Our employees in the U.S. are predominantly not unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are good.

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

Intellectual Property

We hold various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its in-line inspection tool technologies. This subsidiary was acquired in fiscal year 2011 and a significant amount of the purchase price was allocated to these intangible assets.

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

Available Information

As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov. Our internet website address is www.teamindustrialservices.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board of Directors’ (the “Board”) committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

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

The economic environment may affect our customers’ demand for our services. Future economic uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our customers’ products. Disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new projects, resulting in contract cancellations or suspensions, and project delays. An extended or deep recession may result in plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.

Our revenues are heavily dependent on certain industries. Sales of our services are dependent on customers in certain industries, particularly the refining and petrochemical industries. As experienced in the past, and as expected to occur in the future, downturns characterized by diminished demand for services in these industries could have a material impact on our results of operations, financial position or cash flows. Certain of our customers have employees represented by unions and could be subject to temporary work stoppage which could impact our activity level.

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

The implementation of a new enterprise resource planning (“ERP”) system may disrupt the Company’s operations or its system of internal controls. In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal year 2017. As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

The Company’s operations and information systems are subject to cybersecurity risks. Team continues to increase its dependence on digital technologies to conduct its operations. Many of the Company’s files are digitized and more employees are working in almost paperless and remote environments. We have also outsourced certain information technology development, maintenance and support functions. As a result, the Company may be exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of intellectual property and/or disruption of its operations for an extended period of time resulting in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to the Company’s knowledge.

Our operations and properties are subject to extensive governmental regulation under environmental laws. Environmental laws and regulations can impose substantial sanctions for violations or operational changes that may limit our services. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These actions may increase the overall costs of providing our services. Some of our services involve handling or monitoring highly regulated materials, including VOCs or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, disposal or monitoring of regulated materials or any other failure by us to comply with increasingly complex and strictly enforced federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminate is released into the environment.

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

The price of our outstanding securities may be volatile. It is possible that in some future quarter (or quarters) our revenues, operating results or other measures of financial performance will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors may affect our sales and operating results: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance.

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At May 31, 2015, we had approximately 4,800 employees, approximately 900 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

New regulations related to conflict-free minerals may cause us to incur additional expenses. The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the Democratic Republic of Congo and adjoining countries in their products. These requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

We own several facilities used in our operations. Our 120,000 square foot facility in Alvin, Texas consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 39,000 square foot manufacturing facility in Houston, Texas. We also own offices for our branch service locations in the following areas:

•	Beaumont, Texas (27,000 ft2)

•	Pasadena, Texas (27,000 ft2)

•	Tulsa, Oklahoma (23,000 ft2)

•	Stafford, Texas (20,000 ft2)

•	Edmonton, Alberta (17,000 ft2)

•	Milwaukee, Wisconsin (10,000 ft2)

All other facilities used in our operations are provided through operating leases.

Included in assets held for sale is $5.2 million pertaining to 50 acres of undeveloped land purchased in October 2007. The property was sold on July 29, 2015, for a sales price of $5.3 million.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made in property and equipment for expansion, replacement of assets at the end of their useful lives and in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the US District of Delaware (“Delaware Cases”) and one in US District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits, Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the US District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions); the Delaware Cases are expected to proceed to trial on our claims during the second calendar quarter of 2016. The preliminary injunction hearing for the Washington Case is expected to occur in the first half of calendar 2016.

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

Market Information

Our stock is traded on the NYSE under the symbol “TISI”. The table below reflects the high and low sales prices of our common stock by quarter for the fiscal years ended May 31, 2015 and 2014, respectively.

	Sales Price
	High	Low
2015
Quarter ended:
August 31, 2014	$43.53	$36.09
November 30, 2014	$44.36	$35.18
February 28, 2015	$41.42	$35.44
May 31, 2015	$41.22	$35.60
2014
Quarter ended:
August 31, 2013	$41.77	$35.20
November 30, 2013	$41.13	$32.33
February 28, 2014	$48.09	$37.70
May 31, 2014	$45.05	$40.00

Holders

There were 159 holders of record of our common stock as of July 29, 2015 excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the fiscal years ended May 31, 2015, 2014 and 2013. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this report on Form 10-K as we intend to file such information in our definitive proxy statement no later than 120 days following the close of our fiscal year ended May 31, 2015. The information required regarding equity compensation plans is hereby incorporated by reference.

Performance Graph

The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2010 in our common stock, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

	5/10	5/11	5/12	5/13	5/14	5/15
Team, Inc.	100.00	152.93	177.39	239.83	278.72	264.63
NYSE Composite	100.00	127.63	115.35	148.38	174.84	183.96
Peer Group	100.00	144.71	132.10	151.97	233.41	153.08

Notes: The above information was provided by Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of selected financial information for the five years ended May 31, (in thousands, except per share data):

	2015	2014	2013	2012	2011
Revenues	$842,047	$749,527	$714,311	$623,740	$508,020
Operating income	$68,465	$53,421	$55,602	$56,497	$42,475
Net income available to Team shareholders	$40,070	$29,855	$32,436	$32,911	$26,585
Net income per share
Basic	$1.95	$1.46	$1.61	$1.67	$1.38
Diluted	$1.85	$1.40	$1.53	$1.59	$1.32
Weighted-average shares outstanding
Basic	20,500	20,439	20,203	19,667	19,206
Diluted	21,651	21,285	21,166	20,660	20,083

Depreciation and amortization	$22,787	$21,468	$19,664	$17,469	$14,584
Share-based compensation	$4,838	$4,239	$3,931	$4,386	$4,993
Capital expenditures	$28,769	$33,016	$26,068	$23,924	$13,158

Balance sheet data:
Total assets	$523,833	$484,941	$460,203	$403,788	$355,486
Long-term debt and other long-term liabilities	$97,234	$92,753	$95,209	$97,131	$86,299
Stockholders’ equity	$335,375	$317,045	$292,190	$245,001	$209,446
Working capital	$197,472	$173,671	$174,114	$157,019	$130,533
Non-controlling interest	$6,034	$5,678	$5,384	$5,097	$4,983

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offer these services in over 150 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Results of Operations

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2015 and 2014 (in thousands):

	Year Ended May 31,		Increase (Decrease)
	2015	2014	$	%
Revenues by business segment:
IHT	$467,099	$408,259	$58,840	14%
MS	300,456	275,322	25,134	9%
Quest Integrity	74,492	65,946	8,546	13%

Total	$842,047	$749,527	$92,520	12%

Operating income:
IHT	$60,198	$47,787	$12,411	26%
MS	28,713	26,177	2,536	10%
Quest Integrity	13,196	9,260	3,936	43%
Corporate and shared support services	(33,642)	(29,803)	(3,839)	13%

Total	$68,465	$53,421	$15,044	28%

Revenues. Total revenues increased 12% or $92.5 million in 2015 versus 2014, with IHT revenues growing $58.8 million, Quest Integrity revenues growing $8.5 million and MS revenues growing $25.1 million. The IHT business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The IHT NDE services were $364.3 million in 2015, up $44.3 million or 14% from 2014. Overall favorable market conditions across most of our regions, coupled with growth in tank inspection and rope access services, all contributed to the increase in IHT revenues. Advanced inspection services, such as Phased Array Ultrasonics also experienced increased demand in fiscal year 2015. IHT Heat Treating services, which are fundamentally performed in turnarounds or projects, were $102.8 million, up $12.8 million or 14% from 2014 due to favorable market conditions, increased large project activity levels, and successful deployment of our mobile smart rigs and smart heat consoles. Unfavorable currency exchange fluctuations in Canada negatively impacted IHT’s revenue by approximately $8.0 million when compared to fiscal year 2014.

MS includes both on-stream and turnaround/project services. On-stream services were $158.7 million in 2015, consistent with 2014 results. Turnaround services within MS were $141.8 million, up $25.8 million or 22% from 2014. Overall market conditions were favorable as MS experienced revenue growth across most regions and service offerings. Turnaround project levels were strong during the year and favorably impacted by several large projects. Offsetting these market growth factors, MS was negatively impacted by unfavorable foreign currency fluctuations during fiscal year 2015 relating primarily to the Euro and Canadian dollar. We estimate an unfavorable currency impact of approximately $6.0 million.

Quest Integrity revenues increased $8.5 million or 13% in 2015 from 2014 as Quest Integrity’s pipeline inspection business was up significantly in fiscal year 2015. However, this was partially offset by a generally weak process inspection market, resulting from lower crude oil prices which led to some turnaround project deferrals.

Operating Income. Total operating income (earnings before interest and taxes) was $68.5 million in fiscal year 2015 compared to $53.4 million in fiscal year 2014, an increase of $15.0 million or 28%. Changes in operating income within business groups were driven primarily by increased revenues from high activity level. Gross margins improved by one point and four points, respectively, in fiscal year 2015 for IHT and Quest Integrity while gross margin for MS was unchanged in comparison to the prior year. Operating income in fiscal year 2015 was negatively impacted by $3.2 million in non-routine costs consisting of acquisition related fees, legal fees surrounding the defense of intellectual property associated with Quest Integrity, ERP system implementation costs, and a fixed asset write down. Non-routine items benefitted operating income in fiscal year 2014 by $1.4 million consisting of a revaluation of contingent consideration, partially offset by severance costs.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by the IHT business unit.

Venezuelan Impairment Loss. During the year ended May 31, 2015, management began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Foreign Currency Loss. Non-operating results include $1.5 million currency transaction losses for the year ended May 31, 2015 compared to losses of $4.2 million for the year ended May 31, 2014. Currency transaction losses in the current year were driven primarily by a weakening of the Euro, Canadian Dollar and Mexican Peso against the U.S. Dollar. Currency transaction losses in the prior year were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We accounted for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar were recorded in our statement of operations. Due to the devaluations of the Bolivar in fiscal year 2014, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014.

Taxes. The provision for income tax was $22.8 million on pre-tax income of $63.3 million for the year ended May 31, 2015 compared to the provision for income tax of $16.2 million on pre-tax income of $46.4 million for the year ended May 31, 2014. The effective tax rate was 36% for the year ended May 31, 2015 and 35% for the year ended May 31, 2014. The increase in the effective tax rate was primarily due to changes in deferred tax liabilities related to the differences between the financial reporting basis and U.S. tax basis of investments in certain foreign subsidiaries.

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

The following table sets forth the components of revenue and operating income from our operations for fiscal years 2014 and 2013 (in thousands):

	Year Ended May 31,		Increase (Decrease)
	2014	2013	$	%
Revenues by business segment:
IHT	$408,259	$380,518	$27,741	7%
MS	275,322	276,360	(1,038)	(0)%
Quest Integrity	65,946	57,433	8,513	15%

Total	$749,527	$714,311	$35,216	5%

Operating income:
IHT	$47,787	$45,307	$2,480	5%
MS	26,177	29,228	(3,051)	(10)%
Quest Integrity	9,260	9,400	(140)	(1)%
Corporate and shared support services	(29,803)	(28,333)	(1,470)	5%

Total	$53,421	$55,602	$(2,181)	(4)%

Revenues. Total revenues increased 5% or $35 million in 2014 versus 2013, with IHT revenues growing $27.7 million, Quest Integrity revenues growing $8.5 million and MS revenues being relatively flat year over year. The IHT business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The IHT NDE services were approximately $320 million in 2014, up $35 million or 12% from 2013. The growth in NDE inspection includes $4.8 million from acquired businesses. IHT Heat Treating services, which are fundamentally performed in turnarounds or projects, were approximately $90 million, down $8 million or 8% from 2013 due to fewer large project opportunities.

MS includes both on-stream and turnaround/project services. On-stream services were approximately $159 million in 2014, up $15 million or 11% over 2013. Turnaround services within MS were approximately $116 million, down $20 million or 15% from 2013. The decline in turnaround/project services was impacted by a reduction in the number of very large turnaround projects in the first half of the year compared to the first half of 2013.

Quest Integrity revenues increased $8.5 million or 15% in 2014 from 2013 and reflect a slowing of revenue growth in the fourth quarter due primarily to deferral of projects into fiscal year 2015.

Operating Income. Total operating income (earnings before interest and taxes) was $53.4 million in 2014 compared to $55.6 million in 2013, a decline of $2 million or 4%. Included in operating income in the IHT group in 2014 is a $2.1 million non-cash gain from the revaluation of contingent consideration (see Note 2). Fluctuations in operating income within business groups were driven primarily by revenue changes. However, with respect to Quest Integrity, our investment in next generation tools caused engineering and development costs, which are included in cost of sales and SG&A expenses, to increase 36% to $4.9 million from fiscal year 2013. As a result, Quest Integrity’s operating profit was flat when compared to fiscal year 2013, in spite of the 15% increase in its revenues. Corporate and shared support costs include $0.8 million of severance incurred in the first quarter associated with the business unit reorganization.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by the IHT business unit.

Foreign Currency Loss. Non-operating results include $4.2 million currency transaction losses for the year ended May 31, 2014 compared to losses of $0.9 million for the year ended May 31, 2013. Currency transaction losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We accounted for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar were recorded in our statement of operations. Due to the devaluations of the Bolivar in fiscal year 2014, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014. At May 31, 2014 after giving effect to the revaluations in 2014, our Venezuelan subsidiary had remaining net assets of $0.7 million.

Taxes. The provision for income tax was $16.2 million on pre-tax income of $46.4 million for the year ended May 31, 2014 compared to the provision for income tax of $19.2 million on pre-tax income of $51.9 million for the year ended May 31, 2013. The effective tax rate was 35% for the year ended May 31, 2014 and 37% for the year ended May 31, 2013. The reduction in the effective tax rate was primarily the result of foreign exchange rate changes to certain deferred tax liability accounts.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility (“Credit Facility”) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. The Credit Facility had borrowing capacity of up to $150 million in multiple currencies, bears interest based on a variable Eurodollar rate option (LIBOR plus 1.50% margin at May 31, 2015) with the margin based on financial covenants set forth in the Credit Facility. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. At May 31, 2015, we had $33.2 million of cash on hand and approximately $58 million of available borrowing capacity through our Credit Facility.

Subsequent to year end, we renewed our Credit Facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of the Qualspec Group. The New Credit Facility matures in July 2020 and expands the number of banks in the syndicate from four to seven. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of May 31, 2015, we are in compliance with these covenants.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal year 2017. Through the end of fiscal year 2015, we have capitalized $14.5 million associated with the project that includes $0.2 million of capitalized interest.

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

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At May 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

Contractual Obligations

A summary of contractual obligations as of May 31, 2015 are as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$—	$78,484	$78,484
Operating lease obligations	19,063	27,612	11,207	8,604	66,486
Other long-term liabilities	—	3,119	—	—	3,119

Total	$19,063	$30,731	$11,207	$87,088	$148,089

Long-term debt obligations shown in the summary above reflects the revised maturity date of the New Credit Facility but does not include additional obligations in connection with the acquisition of Qualspec subsequent to year end. The table above excludes interest on our Credit Facility. We cannot predict with any certainty the amount of interest due to the expected variability of interest rates and principal amounts outstanding. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of May 31, 2015, the estimated interest payments on our Credit Facility would be $2.0 million annually for a total of $10 million over the contractual five year period.

A summary of long-term debt and other contractual obligations as of May 31, 2015 and May 31, 2014 is as follows (in thousands):

	May 31,
	2015	2014
Credit Facility	$78,484	$73,721
Current maturities	—	—

Long-term debt, excluding current maturities	$78,484	$73,721

Outstanding letters of credit	$12,068	$13,640
Leasing arrangements	$66,486	$68,502
Other long-term liabilities	$3,119	$3,377

Restrictions on cash. Included in our cash and cash equivalents at May 31, 2015 is $16.8 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.

Cash flows attributable to our operating activities. For the year ended May 31, 2015, net cash provided by operating activities was $43.5 million. Positive operating cash flow was primarily attributable to net income of $40.5 million, depreciation and amortization of $22.8 million, and non-cash compensation cost of $4.8 million offset by a $27.4 million increase in working capital.

For the year ended May 31, 2014, net cash provided by operating activities was $52.9 million. Positive operating cash flow was primarily attributable to net income of $30.1 million, depreciation and amortization of $21.5 million, and non-cash compensation cost of $4.2 million offset by a $3.5 million increase in working capital.

Cash flows attributable to our investing activities. For the year ended May 31, 2015, net cash used in investing activities was $31.8 million, consisting primarily of $28.8 million of capital expenditures and $3.1 million related to business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

For the year ended May 31, 2014, net cash used in investing activities was $40.6 million, consisting primarily of $33.0 million of capital expenditures and $10.2 million related to business acquisitions.

Cash flows attributable to our financing activities. For the year ended May 31, 2015, net cash used in financing activities was $10.1 million, consisting primarily of $21.1 million of cash related to the purchase of stock pursuant to our stock repurchase plan offset by $8.0 million of borrowings.

For the year ended May 31, 2014, net cash used in financing activities was $9.6 million consisting primarily of $13.3 million of cash related to the purchase of stock pursuant to our stock repurchase plan offset by $5.3 million provided by the issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the years ended May 31, 2015 and 2014, the effect of exchange rate changes on cash was a negative impact of $3.1 million and $2.2 million. The negative impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe. The negative impact in the prior year is primarily to changes in U.S. Dollar exchange rates with Canada and Venezuela.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2015 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $18.4 million and $14.9 million, respectively.

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

On May 31, 2015 and 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal years 2015 and 2014 annual goodwill impairment testing.

There was $107.8 million and $113.8 million of goodwill at May 31, 2015 and 2014, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2015
	MS	IHT	Quest Integrity	Total
Balance at beginning of year	$19,685	$63,249	$30,829	$113,763
Acquisitions	103	—	—	103
Foreign currency adjustments	(2,322)	(2,512)	(1,259)	(6,093)

Balance at May 31, 2015	$17,466	$60,737	$29,570	$107,773

	Twelve Months Ended May 31, 2014
	MS	IHT	Quest Integrity	Total
Balance at beginning of year	$19,131	$53,800	$30,535	$103,466
Acquisitions	—	10,386	—	10,386
Foreign currency adjustments	554	(937)	294	(89)

Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763

In November 2010, we purchased 95% of Quest Integrity Group, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We will purchase the remaining 5% interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest Integrity that is created after the original acquisition. The valuation of Quest Integrity was made at the end of fiscal year 2015 and was determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest Integrity for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests was based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015. At the end of fiscal year 2015, Quest Integrity’s average EBITDA for fiscal years 2014 and 2015 was $17.6 million and the average closing stock price over the ninety trading days prior to May 31, 2015 was $39.00. Based on the valuation, we estimate that approximately 732,000 Team shares and $5.8 million cash will be issued to acquire the non-controlling interest. These shares are included as dilutive securities in the earnings per share calculation as set forth herein.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2014	$5,678
Income attributable to non-controlling interest	427
Other comprehensive income attributable to non-controlling interest	(71)

Carrying value of non-controlling interest at May 31, 2015	$6,034

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2015, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount of $0.1 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of May 31, 2015, our deferred tax assets were $17.5 million, less a valuation allowance of $0.1 million. As of May 31, 2015, our deferred tax liabilities were $23.6 million and our unrecognized tax benefits totaled $0.5 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Income. As of May 31, 2015, our unrecognized tax benefits related to uncertain tax positions were $0.5 million.

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

Accounting Principles Not Yet Adopted

ASU No. 2014-09. On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on June 1, 2018, with early application permitted as of June 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect ASU 2014-09 will have on our ongoing financial reporting.

ASU No. 2015-03. In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the years ended May 31, 2015 and May 31, 2014 were $1.5 million and $0.2 million, respectively. The foreign currency transaction losses realized in fiscal year 2015 relate primarily to the strengthening of the U.S. Dollar in relation to the Euro, Canadian Dollar, Australian Dollar and Mexican Peso.

During the three months ended May 31, 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to the Euro, Australian Dollar and Mexican Peso. The impact from these swap contracts were not material as of and for the year ended May 31, 2015.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $15.8 million for the year ended May 31, 2015.

Based on fiscal year 2015 foreign currency-based revenues and operating income of $217.0 million and $13.8 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $21.7 million and $1.4 million, respectively.

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

Prior to February 1, 2015, we accounted for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. At February 1, 2015, our Venezuelan subsidiary had $0.6 million of cash on hand based on the SICAD-2, rate in effect at that date. On February 1, 2015 Team management began reporting the results of our Venezuelan operations using the cost method of accounting due to the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations. This resulted in recognition of a pre-tax loss of $1.2 million in fiscal year 2015. Subsequent to year end, we disposed of our Venezuelan operations and realized no gain or loss from the transaction.

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

Based on this evaluation, our CEO and CFO concluded that, as of May 31, 2015, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of May 31, 2015.

Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 32.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2015.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information for the following items of Part III has been omitted from this Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended May 31, 2015, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

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

(a) 1. Financial Statements

The financial statements and notes thereto can be found on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc.:

We have audited Team, Inc. and subsidiaries’ internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Team, Inc. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2015, and our report dated August 7, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

August 7, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc.:

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc.’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 7, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

August 7, 2015

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,211	$34,656
Receivables, net of allowance of $2,775 and $4,784	212,934	175,601
Inventory	26,005	25,537
Deferred income taxes	5,926	4,717
Prepaid expenses and other current assets	10,620	8,303

Total current assets	288,696	248,814
Property, plant and equipment, net	97,926	89,961
Assets held for sale	5,207	5,207
Intangible assets, net of accumulated amortization of $15,957 and $12,698	20,268	23,513
Goodwill	107,773	113,763
Other assets, net	467	1,248
Deferred income taxes	3,496	2,435

Total assets	$523,833	$484,941

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,854	$21,755
Other accrued liabilities	54,185	48,391
Income taxes payable	4,185	4,997

Total current liabilities	91,224	75,143
Deferred income taxes	15,631	15,655
Long-term debt	78,484	73,721
Other long-term liabilities	3,119	3,377

Total liabilities	188,458	167,896
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 20,909,402 and 20,477,938 shares issued	6,273	6,142
Additional paid-in capital	115,642	105,872
Retained earnings	242,102	202,032
Accumulated other comprehensive loss	(13,538)	(2,679)
Treasury stock at cost, 546,977 and 0 shares	(21,138)	—

Total Team shareholders’ equity	329,341	311,367
Non-controlling interest	6,034	5,678

Total equity	335,375	317,045

Total liabilities and equity	$523,833	$484,941

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Twelve Months Ended May 31,
	2015	2014	2013
Revenues	$842,047	$749,527	$714,311
Operating expenses	584,054	527,611	501,346

Gross margin	257,993	221,916	212,965
Selling, general and administrative expenses	189,528	171,455	158,355
Earnings from unconsolidated affiliates	—	822	992
Gain on revaluation of contingent consideration	—	2,138	—

Operating income	68,465	53,421	55,602
Interest expense, net	2,489	2,851	2,734
Loss on investment in Venezuela	1,177	—	—
Foreign currency loss	1,509	4,185	943

Earnings before income taxes	63,290	46,385	51,925
Less: Provision for income taxes (see Note 9)	22,793	16,236	19,211

Net income	40,497	30,149	32,714
Less: Income attributable to non-controlling interest	427	294	278

Net income available to Team shareholders	$40,070	$29,855	$32,436

Net income per share: Basic	$1.95	$1.46	$1.61
Net income per share: Diluted	$1.85	$1.40	$1.53

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended May 31,
	2015	2014	2013
Net income	$40,497	$30,149	$32,714
Foreign currency translation adjustment	(15,822)	(1,613)	1,070
Foreign currency hedge	3,237	(775)	(674)
Tax benefit attributable to other comprehensive income	1,655	1,498	411

Total comprehensive income	29,567	29,259	33,521
Less: Total comprehensive income attributable to non-controlling interest	356	294	287

Total comprehensive income available to Team shareholders	$29,211	$28,965	$33,234

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2012	19,955	(90)	$5,985	$(1,344)	$85,801	$5,097	$152,049	$(2,587)	$245,001
Net income	—	—	—	—	—	—	32,714	—	32,714
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,200	1,200
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(393)	(393)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	287	(278)	(9)	—
Non-cash compensation	—	—	—	—	3,931	—	—	—	3,931
Vesting of stock awards	124	—	38	—	(1,572)	—	—	—	(1,534)
Exercise of stock options	509	—	153	—	8,122	—	—	—	8,275
Tax benefit of exercise of stock options	—	—	—	—	2,996	—	—	—	2,996

Balance at May 31, 2013	20,588	(90)	6,176	(1,344)	99,278	5,384	184,485	(1,789)	292,190
Net income	—	—	—	—	—	—	30,149	—	30,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(400)	(400)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(490)	(490)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	294	(294)	—	—
Non-cash compensation	—	—	—	—	4,239	—	—	—	4,239
Vesting of stock awards	117	—	34	—	(1,744)	—	—	—	(1,710)
Tax benefit of exercise of stock options	—	—	—	—	1,131	—	—	—	1,131
Exercise of stock options	232	—	70	—	5,200	—	—	—	5,270
Purchase of treasury stock	—	(369)	—	(13,334)	—	—	—	—	(13,334)
Retirement of common stock	(459)	459	(138)	14,678	(2,232)	—	(12,308)	—	—

Balance at May 31, 2014	20,478	—	6,142	—	105,872	5,678	202,032	(2,679)	317,045
Net income	—	—	—	—	—	—	40,497	—	40,497
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(13,263)	(13,263)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	2,333	2,333
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	356	(427)	71	—
Non-cash compensation	—	—	—	—	4,838	—	—	—	4,838
Vesting of stock awards	106	—	33	—	(1,808)	—	—	—	(1,775)
Tax benefit of exercise of stock options	—	—	—	—	3,034	—	—	—	3,034
Exercise of stock options	325	—	98	—	3,706	—	—	—	3,804
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)

Balance at May 31, 2015	20,909	(547)	$6,273	$(21,138)	$115,642	$6,034	$242,102	$(13,538)	$335,375

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended May 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$40,497	$30,149	$32,714
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	—	(822)	(992)
Depreciation and amortization	22,787	21,468	19,664
Loss on asset impairment and disposals	617	78	193
Amortization of deferred loan costs	223	223	222
Loss on investment in Venezuela	1,177	—	—
Venezuela devaluation	—	3,962	—
Foreign currency loss	1,509	223	943
Deferred income taxes	(729)	(1,040)	5,089
Gain on contingent consideration revaluation	—	(2,138)	—
Non-cash compensation cost	4,838	4,239	3,931
(Increase) decrease:
Receivables	(43,192)	(6,812)	(10,964)
Inventory	(925)	822	(1,405)
Prepaid expenses and other current assets	(2,525)	(17)	443
Increase (decrease):
Accounts payable	10,789	(295)	3,210
Other accrued liabilities	9,377	(1,208)	7,779
Income taxes	(972)	4,029	(2,184)

Net cash provided by operating activities	43,471	52,861	58,643

Cash flows from investing activities:
Capital expenditures	(28,769)	(33,016)	(26,068)
Proceeds from sale of assets	133	357	758
Business acquisitions, net of cash acquired	(3,075)	(10,175)	(18,589)
Change related to Venezuelan operations	(620)	—	—
Distributions from joint venture	—	2,223	1,000
Decrease in other assets, net	550	2	—

Net cash used in investing activities	(31,781)	(40,609)	(42,899)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	8,000	—	(13,600)
Deferred consideration payments	(1,000)	(1,000)	—
Contingent consideration payments	(1,000)	—	—
Payments related to withholding tax for share-based payment arrangements	(1,775)	(1,710)	(1,534)
Corporate tax effect from share-based payment arrangements	3,034	1,131	2,996
Issuance of common stock from share-based payment arrangements	3,804	5,270	8,275
Purchase of treasury stock	(21,138)	(13,334)	—

Net cash used in financing activities	(10,075)	(9,643)	(3,863)
Effect of exchange rate changes on cash	(3,060)	(2,154)	(157)

Net increase (decrease) in cash and cash equivalents	(1,445)	455	11,724
Cash and cash equivalents at beginning of year	34,656	34,201	22,477

Cash and cash equivalents at end of year	$33,211	$34,656	$34,201

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,028	$2,728	$2,615
Income taxes	$21,491	$12,111	$12,926

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of Business. We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: IHT, MS and Quest Integrity. While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.

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

We offer these services in over 150 locations throughout the world. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Our stock is traded on the NYSE under the symbol “TISI”.

Consolidation. The consolidated financial statements include the accounts of Team, Inc. and our majority-owned subsidiaries where we have control over operating and financial policies. Investments in affiliates in which we have the ability to exert significant influence over operating and financial policies, but where we do not control the operating and financial policies, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Effective February 1, 2015, we began reporting the results of our Venezuelan operations using the cost method of accounting (see Note 17).

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

Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less when purchased.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At May 31, 2015 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $18.4 million and $14.9 million, respectively.

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

On May 31, 2015 and 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal years 2015 and 2014 annual goodwill impairment testing.

There was $107.8 million and $113.8 million of goodwill at May 31, 2015 and 2014, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended May 31, 2015
	MS	IHT	Quest Integrity	Total
Balance at beginning of year	$19,685	$63,249	$30,829	$113,763
Acquisitions	103	—	—	103
Foreign currency adjustments	(2,322)	(2,512)	(1,259)	(6,093)

Balance at May 31, 2015	$17,466	$60,737	$29,570	$107,773

	Twelve Months Ended May 31, 2014
	MS	IHT	Quest Integrity	Total
Balance at beginning of year	$19,131	$53,800	$30,535	$103,466
Acquisitions	—	10,386	—	10,386
Foreign currency adjustments	554	(937)	294	(89)

Balance at May 31, 2014	$19,685	$63,249	$30,829	$113,763

In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. We will purchase the remaining 5% interest (“non-controlling interest”) at a consideration to be determined pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition. That agreement essentially rewards the 5% stakeholders with 35% of the agreed incremental value of Quest Integrity that is created after the original acquisition. The valuation of Quest Integrity was made at the end of fiscal year 2015 and was determined as a multiple of average EBITDA (earnings before interest, taxes, depreciation and amortization) of Quest Integrity for fiscal years 2014 and 2015, subject to certain adjustments. The incremental purchase price for the non-controlling interests was based upon the average value of Team’s stock over the ninety trading days prior to May 31, 2015. At the end of fiscal year 2015, Quest Integrity’s average EBITDA for fiscal years 2014 and 2015 was $17.6 million and the average closing stock price over the ninety trading days prior to May 31, 2015 was $39.00. Based on the valuation, we estimate that approximately 732,000 Team shares and $5.8 million cash will be issued to acquire the non-controlling interest. These shares are included as dilutive securities in the earnings per share calculation as set forth herein.

Information regarding the change in carrying value of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2014	$5,678
Income attributable to non-controlling interest	427
Other comprehensive income attributable to non-controlling interest	(71)

Carrying value of non-controlling interest at May 31, 2015	$6,034

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of May 31, 2015, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $0.1 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of May 31, 2015, our deferred tax assets were $17.5 million, less a valuation allowance of $0.1 million. As of May 31, 2015, our deferred tax liabilities were $23.6 million and our unrecognized tax benefits totaled $0.5 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Income. As of May 31, 2015, our unrecognized tax benefits related to uncertain tax positions were $0.5 million.

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

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended May 31,
	2015	2014	2013
Weighted-average number of basic shares outstanding	20,500	20,439	20,203
Stock options, stock units and performance awards	419	633	759
Assumed conversion of non-controlling interest	732	213	204

Total shares and dilutive securities	21,651	21,285	21,166

There were no share-based awards outstanding during the twelve month periods ended May 31, 2015, 2014 and 2013, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses are included in our statement of income. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statement of income. Subsequently, effective February 1, 2015, we began reporting the results of our Venezuelan operations using the cost method of accounting (see Note 17).

We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to the Euro, Australian Dollar and Mexican Peso. The impact from these swap contracts was not material as of and for the year ended May 31, 2015.

Accounting Principles Not Yet Adopted

ASU No. 2014-09. On May 28, 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on June 1, 2018, with early application permitted as of June 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect ASU 2014-09 will have on our ongoing financial reporting.

ASU No. 2015-03. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operation, financial position or cash flows.

2. ACQUISITIONS

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We expect $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price allocation included contingent consideration valued at $1.9 million. The contingent consideration is based upon the achievement of operating earnings thresholds over a six year period for an amount of up to $4.0 million.

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

See Note 21 for acquisitions after May 31, 2015.

3. RECEIVABLES

A summary of accounts receivable as of May 31, 2015 and 2014 is as follows (in thousands):

	May 31,
	2015	2014
Trade accounts receivable	$197,322	$165,484
Unbilled revenues	18,387	14,901
Allowance for doubtful accounts	(2,775)	(4,784)

Total	$212,934	$175,601

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of May 31, 2015, 2014 and 2013 (in thousands):

	Twelve Months Ended May 31,
	2015	2014	2013
Balance at beginning of year	$4,784	$5,438	$4,405
Provision for doubtful accounts	233	2,140	2,922
Write-off of bad debts	(2,242)	(2,794)	(1,889)

Balance at end of year	$2,775	$4,784	$5,438

4. INVENTORY

A summary of inventory as of May 31, 2015 and 2014 is as follows (in thousands):

	May 31,
	2015	2014
Raw materials	$3,168	$2,924
Work in progress	924	894
Finished goods	21,913	21,719

Total	$26,005	$25,537

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of May 31, 2015 and 2014 is as follows (in thousands):

	May 31,
	2015	2014
Land	$3,025	$3,078
Buildings and leasehold improvements	27,390	26,793
Machinery and equipment	154,891	150,050
Furniture and fixtures	5,939	5,530
Capitalized ERP system development costs	14,524	4,655
Computers and computer software	7,252	6,842
Automobiles	3,095	3,550
Construction in progress	2,934	3,123

Total	219,050	203,621
Accumulated depreciation and amortization	(121,124)	(113,660)

Property, plant, and equipment, net	$97,926	$89,961

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through the end of fiscal year 2015, we have capitalized $14.5 million associated with the project that includes $0.2 million of capitalized interest.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007. The property was sold on July 29, 2015, for a sales price of $5.3 million.

7. INTANGIBLE ASSETS

A summary of intangible assets as of May 31, 2015 and 2014 is as follows (in thousands):

	May 31, 2015			May 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,612	$(9,111)	$13,501	$22,424	$(6,739)	$15,685
Non-compete agreements	3,417	(3,363)	54	3,667	(3,430)	237
Trade names	4,401	(1,074)	3,327	4,325	(717)	3,608
Technology	5,112	(2,230)	2,882	5,112	(1,698)	3,414
Licenses	683	(179)	504	683	(114)	569

Total	$36,225	$(15,957)	$20,268	$36,211	$(12,698)	$23,513

Amortization expense for fiscal years ended May 31, 2015, 2014 and 2013 was $3.8 million, $3.7 million, and $3.4 million, respectively. Amortization expense for current intangible assets is forecasted to be approximately $3 million per year through fiscal year 2020.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of May 31, 2015 and 2014 is as follows (in thousands):

	May 31,
	2015	2014
Payroll and other compensation expenses	$35,858	$28,737
Insurance accruals	5,712	5,897
Property, sales and other non-income related taxes	2,840	2,381
Lease commitments	1,703	1,881
Deferred revenue	1,116	1,198
Other	6,956	8,297

Total	$54,185	$48,391

9. INCOME TAXES

For the years ended May 31, 2015, 2014 and 2013, we were taxed on income from continuing operations at an effective tax rate of 36%, 35% and 37%, respectively. Our income tax provision for May 31, 2015, 2014 and 2013 was $22.8 million, $16.2 million and $19.2 million, respectively, and includes federal, state and foreign taxes. The components of our tax provision were as follows (in thousands):

	Current	Deferred	Total
Year ended May 31, 2015:
U.S. Federal	$17,183	$606	$17,789
State & local	2,634	(141)	2,493
Foreign jurisdictions	3,598	(1,087)	2,511

	$23,415	$(622)	$22,793

Year ended May 31, 2014:
U.S. Federal	$11,933	$358	$12,291
State & local	1,759	319	2,078
Foreign jurisdictions	3,573	(1,706)	1,867

	$17,265	$(1,029)	$16,236

Year ended May 31, 2013:
U.S. Federal	$7,947	$4,873	$12,820
State & local	1,847	236	2,083
Foreign jurisdictions	4,328	(20)	4,308

	$14,122	$5,089	$19,211

The components of pre-tax income for the years ended May 31, 2015, 2014 and 2013 were as follows (in thousands):

	Twelve Months Ended May 31,
	2015	2014	2013
Domestic	$51,784	$38,214	$37,445
Foreign	11,506	8,171	14,480

	$63,290	$46,385	$51,925

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Twelve Months Ended May 31,
	2015	2014	2013
Pre-tax income	$63,290	$46,385	$51,925

Computed income taxes at statutory rate	$22,153	$16,235	$18,174
State income taxes, net of federal benefit	1,670	1,505	1,570
Foreign tax rate differential	(1,318)	(1,004)	(1,261)
Production activity deduction	(136)	(174)	(113)
Deferred taxes on investment in foreign subsidiaries	819	(1,133)	712
Non-deductible expenses	513	510	473
Foreign tax credits	(11)	(1,942)	(3)
Other tax credits	(223)	(244)	(337)
Dividend from foreign subsidiaries	—	2,062	—
Valuation allowance	(394)	414	65
Other	(280)	7	(69)

Total provision for income tax	$22,793	$16,236	$19,211

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	May 31,
	2015	2014
Deferred tax assets:
Accrued compensation and benefits	$5,752	$3,625
Receivables	513	1,180
Inventory	553	560
Stock options	3,110	3,299
Foreign currency translation and other equity adjustments	2,897	1,242
Net operating loss carry forwards	1,198	352
Other	3,474	2,675

Deferred tax assets	17,497	12,933
Less: Valuation allowance	(85)	(479)

Deferred tax assets, net	17,412	12,454

Deferred tax liabilities:
Property, plant and equipment	(11,679)	(11,248)
Goodwill and intangible costs	(7,775)	(6,619)
Unremitted earnings of foreign subsidiaries	(2,004)	(1,185)
Prepaids	(1,610)	(1,318)
Other	(552)	(588)

Deferred tax liabilities	(23,620)	(20,958)

Net deferred tax liability	$(6,208)	$(8,504)

As of May 31, 2015, we had a valuation allowance of $0.1 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to net operating loss carry forwards related to closure of foreign subsidiaries in the amount of $0.1 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of May 31, 2015, we had net operating loss carry forwards totaling $4.0 million that were expected to be realized in fiscal year 2016. A total of $3.3 million has an unlimited carry forward period and will therefore not expire.

At May 31, 2015, undistributed earnings of foreign operations totaling $17.1 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

At May 31, 2015, we have established liabilities for uncertain tax positions of $0.5 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2011. We are currently in the examination phase of IRS audits for the tax years ended May 31, 2011 and May 31, 2012 and expect these audits to be completed within the next six to twelve months. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Year Ended May 31,
	2015	2014	2013
Balance at beginning of year	$715	$697	$624
Additions based on tax positions related to prior years	68	110	191
Reductions based on tax positions related to prior years	(306)	—	—
Reductions resulting from a lapse of the applicable statute of limitations	—	(92)	(118)

Balance at end of year	$477	$715	$697

We believe that in the next eighteen months it is reasonably possible $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

Recent Legislation

The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2015. The acceleration of deductions for the year ended May 31, 2015 on qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our current period effective tax rate because the acceleration of deductions does not result in permanent differences between asset bases for financial reporting purposes and income tax purposes. However, the ability to accelerate depreciation deductions decreased our cash taxes relating to fiscal year 2015 by approximately $1.4 million. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. The act also reinstated the research and development credit retroactively from January 1, 2014 through December 31, 2014. This change in legislation resulted in a permanent decrease in income tax expense for the year ended May 31, 2015 of $0.2 million.

10. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

Our banking Credit Facility with our banking syndicate had borrowing capacity of up to $150 million in multiple currencies, is secured by virtually all of our domestic assets and a majority of the stock of our foreign subsidiaries and matures in July 2016. In connection with a prior renewal of the Credit Facility, we are amortizing $0.8 million of associated debt issuance costs over the life of the Credit Facility. The Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 1.50% margin at May 31, 2015) and has commitment fees of 0.30% on unused borrowing capacity. At May 31, 2015, we had approximately $58 million of borrowing capacity on our Credit Facility.

Subsequent to year end, we renewed our Credit Facility. The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of the Qualspec Group. The New Credit Facility matures in July 2020 and expands the number of banks in the syndicate from four to seven. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of May 31, 2015, we are in compliance with these covenants.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $12.1 million at May 31, 2015 and $13.6 million at May 31, 2014. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At May 31, 2015 the €12.3 million borrowing had a U.S. Dollar value of $13.5 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the twelve months ended May 31, 2015 and 2014, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Twelve Months Ended May 31,		Twelve Months Ended May 31,
	2015	2014	2015	2014
Net investment hedge	$(3,237)	$(775)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	May 31, 2015			May 31, 2014
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,466)	Liability	Long-term debt	$(1,229)

11. FAIR VALUE MEASUREMENTS

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2015 and 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	May 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$1,407	$1,407
Net investment hedge	$—	$(4,466)	$—	$(4,466)

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Net investment hedge	$—	$(1,229)	$—	$(1,229)

There were no transfers in and out of Level 1, Level 2 or Level 3 during the fiscal years ended 2015 and 2014.

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Twelve Months Ended May 31, 2015	Twelve Months Ended May 31, 2014
Beginning balance	$2,015	$2,047
Accretion of liability	163	206
Foreign currency effects	(21)	—
Payment	(1,000)	—
Revaluation	—	(2,138)
Acquisitions	250	1,900

Ending balance	$1,407	$2,015

12. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At May 31, 2015, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at May 31, 2015. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $4.8 million, $4.2 million, and $3.9 million for the years ended May 31, 2015, 2014, and 2013, respectively. At May 31, 2015, $9.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $3.0 million, $1.1 million, and $3.0 million for the years ended May 31, 2015, 2014, and 2013, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended May 31, 2015, 2014 and 2013, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the years ended May 31, 2015, 2014, and 2013 are summarized below:

	Year Ended May 31, 2015		Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Shares under option, beginning of year	816	$19.61	1,052	$20.24	1,562	$18.95
Changes during the year:
Granted	—	$—	—	$—	—	$—
Exercised	(326)	$11.79	(232)	$22.69	(509)	$16.25
Cancelled	—	$—	—	$—	(1)	$30.33
Expired	—	$—	(4)	$6.96	—	$—

Shares under option, end of year	490	$24.80	816	$19.61	1,052	$20.24
Exercisable at end of year	490	$24.80	816	$19.61	1,052	$20.24

Options exercisable at May 31, 2015 had a weighted-average remaining contractual life of 1.9 years. For total options outstanding at May 31, 2015, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$9.63 to $12.82	30	$12.63	1.3
$12.83 to $16.03	136	$15.24	1.4
$16.04 to $32.05	324	$29.92	2.2

	490	$24.80	1.9

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.5 million for the year ended May 31,

2015 and $0.6 million, for the years ended May 31, 2014 and 2013. Transactions involving our performance awards during the years ended May 31, 2015, 2014 and 2013 are summarized below:

	Year Ended May 31, 2015		Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Performance awards, beginning of year	50	$30.63	57	$25.47	64	$21.86
Changes during the year:
Granted	—	$—	17	$36.40	19	$32.89
Vested and settled	(22)	$27.66	(24)	$22.65	(26)	$22.04
Cancelled	—	$—	—	$—	—	$—

Performance awards, end of year	28	$32.86	50	$30.63	57	$25.47

Under a new performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense of $0.2 million related to performance awards was recognized for the year ended May 31, 2015. Transactions involving our performance awards during the years ended May 31, 2015, 2014 and 2013 are summarized below:

	Year Ended May 31, 2015		Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Long-term performance stock units, beginning of year	—	$—	—	$—	—	$—
Changes during the year:
Granted	23	$42.25	—	$—	—	$—
Vested and settled	—	$—	—	$—	—	$—
Cancelled	—	$—	—	$—	—	$—

Long-term performance stock units, end of year	23	$42.25	—	$—	—	$—

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $4.1 million, $3.7 million and $3.3 million for the years ended May 31, 2015, 2014 and 2013, respectively. Transactions involving our stock units and director stock grants during the years ended May 31, 2015, 2014 and 2013 are summarized below:

	Year Ended May 31, 2015		Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)		(in thousands)
Stock and stock units, beginning of year	310	$31.42	329	$26.07	342	$21.73
Changes during the year:
Granted	156	$39.51	136	$36.70	141	$32.81
Vested and settled	(133)	$29.23	(139)	$24.32	(143)	$22.53
Cancelled	(29)	$34.12	(16)	$28.01	(11)	$23.58

Stock and stock units, end of year	304	$36.23	310	$31.42	329	$26.07

13. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in fiscal years 2015, 2014 and 2013, were approximately $4.8 million, $4.4 million and $3.7 million, respectively, and are included in selling, general and administrative expenses.

14. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of May 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the US District of Delaware (“Delaware Cases”) and one in US District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as money damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the US District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions); the Delaware Cases are expected to proceed to trial on our claims during the second calendar quarter of 2016. The preliminary injunction hearing for the Washington Case is expected to occur in the first half of calendar 2016.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

15. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting, requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Effective July 1, 2013, we implemented a reorganization of our business divisions to conduct operations in three segments: IHT Group, MS Group and Quest Integrity Group. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended May 31,
	2015	2014	2013
Revenues:
IHT	$467,099	$408,259	$380,518
MS	300,456	275,322	276,360
Quest Integrity	74,492	65,946	57,433

Total	$842,047	$749,527	$714,311

	Twelve Months Ended May 31,
	2015	2014	2013
Operating income:
IHT	$60,198	$47,787	$45,307
MS	28,713	26,177	29,228
Quest Integrity	13,196	9,260	9,400
Corporate and shared support services	(33,642)	(29,803)	(28,333)

Total	$68,465	$53,421	$55,602

	Twelve Months Ended May 31,
	2015	2014	2013
Capital expenditures:
IHT	$10,276	$8,104	$8,042
MS	4,916	6,114	8,401
Quest Integrity	2,961	4,366	5,384
Corporate and shared support services	10,616	14,432	4,241

Total	$28,769	$33,016	$26,068

	Twelve Months Ended May 31,
	2015	2014	2013
Depreciation and amortization:
IHT	$8,413	$7,953	$7,673
MS	7,583	7,208	7,007
Quest Integrity	5,704	5,475	4,417
Corporate and shared support services	1,087	832	567

Total	$22,787	$21,468	$19,664

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues and total assets are as follows for the fiscal years ended May 31, 2015, 2014 and 2013 (in thousands):

	Total Revenues	Total Assets
FY 2015
United States	$625,044	$399,173
Canada	132,573	68,043
Europe	47,524	34,612
Other foreign countries	36,906	22,005

Total	$842,047	$523,833

FY 2014
United States	$540,967	$353,624
Canada	126,874	68,515
Europe	42,248	38,870
Other foreign countries	39,438	23,932

Total	$749,527	$484,941

FY 2013
United States	$508,928	$334,579
Canada	135,527	68,164
Europe	37,787	35,734
Other foreign countries	32,069	21,726

Total	$714,311	$460,203

16. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013 the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Revenues from the joint venture not reflected in our consolidated revenues were zero and $8.5 million for the fiscal years ended May 31, 2015 and 2014, respectively.

17. VENEZUELAN OPERATIONS

Subsequent to year end, we disposed of our Venezuelan operations and realized no gain or loss from the transaction. Our annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the third quarter of fiscal year 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations.

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

Prior to February 1, 2015, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and U.S. Dollar, and have restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. Dollars. These exchange regulations, combined with other recent Venezuelan regulations, have constrained equipment availability and are now significantly limiting our Venezuelan operations’ ability to maintain normal operations. As a result of these conditions, and in accordance with ASC 810, Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. The change, which we made effective February 1, 2015, resulted in a pre-tax charge of $1.2 million in fiscal year 2015.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of changes in accumulated other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended May 31, 2015				Twelve Months Ended May 31, 2014
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance at beginning of year	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)
Other comprehensive income before tax	(15,822)	3,237	1,655	(10,930)	(1,613)	(775)	1,498	(890)
Non-controlling interest	71	—	—	71	—	—	—	—

Balance at end of year	$(20,896)	$4,466	$2,892	$(13,538)	$(5,145)	$1,229	$1,237	$(2,679)

The following table represents the related tax effects allocated to each component of accumulated other comprehensive income (in thousands):

	Twelve Months Ended May 31, 2015			Twelve Months Ended May 31, 2014			Twelve Months Ended May 31, 2013
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(15,822)	$2,559	$(13,263)	$(1,613)	$1,213	$(400)	$1,070	$130	$1,200
Foreign currency hedge	3,237	(904)	2,333	(775)	285	(490)	(674)	281	(393)

Total	$(12,585)	$1,655	$(10,930)	$(2,388)	$1,498	$(890)	$396	$411	$807

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

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At May 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

20. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of selected unaudited quarterly financial data for the years ended May 31, 2015 and 2014 (in thousands, except per share data):

	Year Ended May 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$188,121	$240,619	$174,589	$238,718	$842,047
Operating income	$11,825	$28,674	$2,926	$25,040	$68,465
Net income available to Team shareholders	$7,031	$17,366	$304	$15,369	$40,070
Net income per share: Basic	$0.34	$0.84	$0.01	$0.76	$1.95
Net income per share: Diluted	$0.33	$0.80	$0.01	$0.72	$1.85

	Year Ended May 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$174,311	$200,493	$163,236	$211,487	$749,527
Operating income	$8,105	$23,881	$1,000	$20,435	$53,421
Net income (loss) available to Team shareholders	$4,510	$14,425	$(1,010)	$11,930	$29,855
Net income (loss) per share: Basic	$0.22	$0.71	$(0.05)	$0.58	$1.46
Net income (loss) per share: Diluted	$0.21	$0.68	$(0.05)	$0.56	$1.40

21. SUBSEQUENT EVENTS

On June 1, 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total cash consideration of $10.3 million. The agreement also includes an earn-out consideration based upon the achievement of certain performance targets over a three year period for an amount of up to $4.0 million.

On July 6, 2015, we executed a stock purchase agreement to acquire Qualspec for total cash consideration of $255.0 million, which could be increased by $10.0 million depending upon the operating results of Qualspec through the end of calendar year 2015. Qualspec is a leading provider of NDT Inspection services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition adds about $180.0 million of annual revenue to our operations and nearly 1,000 new employees to our human capital resources. The purchase of Qualspec was financed through proceeds received under our New Credit Facility.

3. Exhibits

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.2†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.4†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.5†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014).

10.6	Form of Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc. and each of the other members of Quest Integrity Group, LLC listed on Exhibit A to the Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.7	Form of Amended and Restated Put-Call Option Agreement dated April 7, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

10.8	Guaranty, dated as of November 2, 2010, made by KG Holding, LLC for the benefit of Team, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.9	First Amendment to the Amended and Restated Put/Call Option Agreement dated May 26, 2015 by and between Team, Inc. and the Class B Stockholders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015).

10.10	Guaranty, dated as of November 2, 2010, made by Jeffrey L. Ott for the benefit of Team, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.11	Second Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2011).

10.12	Second Amendment dated June 20 2014, to the Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2014).

Exhibit Number

10.15	Third Amended and Restated Credit Agreement dated as of July 7, 2015 among Team, Inc., Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Compass Bank, as Documentation Agent and the other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015).

10.16	Purchase and Sale Agreement dated June 30, 2015 by and among Rocket Acquisition, Inc., the Unit holders of Qualspec Group LLC, the Option holders of Qualspec Group LLC, Clearview Capital Fund II (Parallel) L.P., Northstar Mezzanine Partners V L.P., and Verify Representative LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2015).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 7, 2015.

TEAM, INC.

By:	/S/ TED W. OWEN
Ted W. Owen
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ TED W. OWEN (Ted W. Owen)	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2015

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	August 7, 2015

/S/ JACK M. JOHNSON, JR. (Jack M. Johnson, Jr.)	Director	August 7, 2015

/S/ PHILIP J. HAWK (Philip J. Hawk)	Executive Chairman of the Board	August 7, 2015

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	August 7, 2015

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	August 7, 2015

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	August 7, 2015

/S/ GREG L. BOANE (Greg L. Boane)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2015