Form 10-Q
period 2015-08-31
TEAM INC
filed 2015-10-08
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 21,677,985 shares of common stock, par value $0.30, outstanding and 546,977 shares of treasury stock as of September 30, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2015	May 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,976	$33,211
Restricted cash	5,000	—
Receivables, net of allowance of $3,475 and $2,775	210,140	212,934
Inventory	29,248	26,005
Deferred income taxes	3,983	5,926
Prepaid expenses and other current assets	12,909	10,620

Total current assets	301,256	288,696
Property, plant and equipment, net	118,962	97,926
Assets held for sale	—	5,207
Intangible assets, net of accumulated amortization of $17,961 and $15,957	97,736	20,268
Goodwill	262,194	107,773
Other assets, net	2,423	467
Deferred income taxes	2,097	3,496

Total assets	$784,668	$523,833

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,604	$32,854
Other accrued liabilities	58,682	54,185
Income taxes payable	623	4,185

Total current liabilities	84,909	91,224
Deferred income taxes	8,668	15,631
Long-term debt	359,062	78,484
Other long-term liabilities	2,330	3,119

Total liabilities	454,969	188,458

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 21,653,985 and 20,909,402 shares issued	6,495	6,273
Additional paid-in capital	117,196	115,642
Retained earnings	243,527	242,102
Accumulated other comprehensive loss	(16,381)	(13,538)
Treasury stock at cost, 546,977 and 546,977 shares	(21,138)	(21,138)

Total Team shareholders’ equity	329,699	329,341
Non-controlling interest	—	6,034

Total equity	329,699	335,375

Total liabilities and equity	$784,668	$523,833

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2015	2014
Revenues	$222,694	$188,121
Operating expenses	159,583	131,794

Gross margin	63,111	56,327
Selling, general and administrative expenses	58,140	44,502
Loss on revaluation of contingent consideration	522	—

Operating income	4,449	11,825
Interest expense, net	1,712	623
Foreign currency loss	493	181

Earnings before income taxes	2,244	11,021
Less: Provision for income taxes	819	3,968

Net income	1,425	7,053
Less: Income attributable to non-controlling interest	—	22

Net income available to Team shareholders	$1,425	$7,031

Net income per share: Basic	$0.07	$0.34
Net income per share: Diluted	$0.07	$0.33

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended August 31,
	2015	2014
Net income	$1,425	$7,053
Foreign currency translation adjustment	(3,977)	(1,524)
Foreign currency hedge	(238)	597
Tax attributable to other comprehensive (loss) income	1,372	(117)

Total comprehensive income (loss)	(1,418)	6,009
Less: Total comprehensive income attributable to non-controlling interest	—	16

Total comprehensive income (loss) available to Team shareholders	$(1,418)	$5,993

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,425	$7,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,884	5,529
Amortization of deferred loan costs	117	56
Foreign currency loss	493	181
Deferred income taxes	1,435	271
Loss on asset disposal	44	34
Loss on contingent consideration revaluation	522	—
Non-cash compensation cost	1,205	975
(Increase) decrease:
Receivables	23,173	4,477
Inventory	(930)	(777)
Prepaid expenses and other current assets	(1,264)	(649)
Increase (decrease):
Accounts payable	(10,369)	(299)
Other accrued liabilities	(10,336)	(10,408)
Income taxes	(3,583)	(1,575)

Net cash provided by operating activities	9,816	4,868

Cash flows from investing activities:
Capital expenditures	(11,218)	(5,468)
Business acquisitions, net of cash acquired	(263,560)	(2,151)
Restricted cash	(5,000)	—
Proceeds from sale of assets	5,137	—
Decrease in other assets, net	23	272

Net cash used in investing activities	(274,618)	(7,347)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	280,340	(2,010)
Deferred consideration payments	(369)	—
Contingent consideration payments	(230)	—
Purchase of non-controlling interest	(5,934)	—
Debt issuance costs	(1,950)	—
Corporate tax effect from share-based payment arrangements	—	915
Issuance of common stock from share-based payment arrangements	476	892

Net cash provided by (used in) financing activities	272,333	(203)
Effect of exchange rate changes on cash	(766)	(496)

Net increase (decrease) in cash and cash equivalents	6,765	(3,178)
Cash and cash equivalents at beginning of period	33,211	34,656

Cash and cash equivalents at end of period	$39,976	$31,478

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

Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at May 31, 2015 is derived from the May 31, 2015 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended May 31, 2015.

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

Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets and (7) estimating the value associated with contingent consideration payment arrangements.

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

On May 31, 2015 we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2015 annual goodwill impairment testing. There have been no events that have required an interim assessment of the carrying value of goodwill during the 2016 fiscal year.

There was $262.2 million and $107.8 million of goodwill at August 31, 2015 and May 31, 2015, respectively. See Note 2 for additional information related to the acquisitions that increased goodwill in the period. A roll forward of goodwill for the three months ended August 31, 2015 is as follows (in thousands):

	Three Months Ended August 31, 2015
	(unaudited)
	MS	IHT	Quest Integrity	Total
Balance at beginning of period	$17,466	$60,737	$29,570	$107,773
Acquisitions	4,060	151,732	—	155,792
Foreign currency adjustments	171	(960)	(582)	(1,371)

Balance at end of period	$21,697	$211,509	$28,988	$262,194

In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. Pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition, on August 31, 2015, we issued 728,266 shares of restricted common stock and paid $5.9 million in cash to acquire the non-controlling interest. These shares are included as dilutive securities in the earnings per share calculation as set forth herein.

Information regarding the acquisition of the non-controlling interest is set forth below (in thousands):

Carrying value of non-controlling interest at May 31, 2015	$6,034
Income attributable to non-controlling interest	—
Other comprehensive income attributable to non-controlling interest	—
Purchase of non-controlling interest	(6,034)

Carrying value of non-controlling interest at August 31, 2015	$—

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At August 31, 2015 and May 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $29.7 million and $18.4 million, respectively.

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

Earnings per share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock prior to the acquisition of that interest (see Note 1).

Amounts used in basic and diluted earnings per share, for the three months ended August 31, 2015 and 2014, are as follows (in thousands):

	Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	20,366	20,503
Stock options, stock units and performance awards	335	552
Conversion of non-controlling interest	728	225

Total shares and dilutive securities	21,429	21,280

There were no stock options outstanding during the three months ended August 31, 2015 and 2014 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Euro, Australian Dollar, Brazilian Real, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months ended August 31, 2015 nor as of August 31, 2015.

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

ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards (“IFRS”). Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In July 2015, we acquired the Qualspec Group (“Qualspec”) for total cash consideration of $257.0 million, which could be increased by $10.0 million depending upon the operating results of Qualspec through the end of calendar year 2015. Qualspec is a leading provider of non-destructive testing (“NDT”) services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition is expected to add about $180.0 million of annual revenue to our operations and nearly 1,000 new employees to our human capital resources. The purchase of Qualspec was financed through borrowings under our new banking credit facility. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015.

The following table presents the preliminary purchase price allocation for Qualspec (in thousands):

July 7, 2015
(unaudited)
Cash and cash equivalents	$3,981
Accounts receivable	21,281
Current deferred tax assets	279
Prepaid expenses	1,049
Plant, property and equipment	15,472
Intangible assets	74,700
Goodwill	151,732
Other assets	165
Non-current deferred tax assets	3,459

Total assets acquired	$272,118

Accounts payable	$2,892
Other accrued liabilities	6,448
Contingent consideration	5,778

Total liabilities assumed	15,118

Net assets acquired	$257,000

The preliminary purchase price allocation shown above is based upon the fair values at acquisition date. The fair values recorded are “Level 3” measurements as defined in footnote 10 and are subject to change as new information is acquired. The intangible assets recognized are being amortized over the life of one to fifteen years.

Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Qualspec had occurred at the beginning of fiscal years 2015 and 2016. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of fiscal years 2015 or 2016, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$238,408	$227,760
Net income	$1,679	$7,342
Earnings per share:
Basic	$0.08	$0.36
Diluted	$0.08	$0.35

In June 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.6 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $9.1 million in intangibles that includes $4.1 million allocated to goodwill. The purchase price also included $2.0 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three year period for an additional amount of up to $4.0 million.

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

3. RECEIVABLES

A summary of accounts receivable as of August 31, 2015 and May 31, 2015 is as follows (in thousands):

	August 31, 2015	May 31, 2015
	(unaudited)
Trade accounts receivable	$183,950	$197,322
Unbilled revenues	29,665	18,387
Allowance for doubtful accounts	(3,475)	(2,775)

Total	$210,140	$212,934

4. INVENTORY

A summary of inventory as of August 31, 2015 and May 31, 2015 is as follows (in thousands):

	August 31, 2015	May 31, 2015
	(unaudited)
Raw materials	$3,188	$3,168
Work in progress	1,170	924
Finished goods	24,890	21,913

Total	$29,248	$26,005

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of August 31, 2015 and May 31, 2015 is as follows (in thousands):

	August 31, 2015	May 31, 2015
	(unaudited)
Land	$3,140	$3,025
Buildings and leasehold improvements	29,379	27,390
Machinery and equipment	169,286	154,891
Furniture and fixtures	6,476	5,939
Capitalized ERP system development costs	18,616	14,524
Computers and computer software	7,863	7,252
Automobiles	5,127	3,095
Construction in progress	4,736	2,934

Total	244,623	219,050
Accumulated depreciation and amortization	(125,661)	(121,124)

Property, plant, and equipment, net	$118,962	$97,926

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be fully installed by the end of fiscal year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through August 31, 2015, we have capitalized $18.6 million associated with the project that includes $0.3 million of capitalized interest.

6. ASSETS HELD FOR SALE

Assets held for sale consists of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007 in Pearland, Texas. The property was sold on July 29, 2015, for a sales price of $5.3 million.

7. INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2015 and May 31, 2015 is as follows (in thousands):

	August 31, 2015			May 31, 2015
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$99,164	$(10,636)	$88,528	$22,612	$(9,111)	$13,501
Non-compete agreements	5,036	(3,380)	1,656	3,417	(3,363)	54
Trade names	5,702	(1,387)	4,315	4,401	(1,074)	3,327
Technology	5,112	(2,363)	2,749	5,112	(2,230)	2,882
Licenses	683	(195)	488	683	(179)	504

Total	$115,697	$(17,961)	$97,736	$36,225	$(15,957)	$20,268

Amortization expense for the three months ended August 31, 2015 and 2014 was $2.2 million and $0.9 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of August 31, 2015 and May 31, 2015 is as follows (in thousands):

	August 31, 2015	May 31, 2015
	(unaudited)
Payroll and other compensation expenses	$25,650	$35,858
Insurance accruals	7,462	5,712
Property, sales and other non-income related taxes	2,731	2,840
Lease commitments	1,746	1,703
Deferred revenue	1,902	1,116
Contingent consideration	8,778	229
Other	10,413	6,727

Total	$58,682	$54,185

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2015, we renewed our banking credit facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of August 31, 2015, we are in compliance with these covenants.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.3 million at August 31, 2015 and $12.1 million at May 31, 2015. Outstanding letters of credit reduce amounts available under our New Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the New Credit Facility.

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

Our borrowing of €12.3 million under the New Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At August 31, 2015, the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the three months ended August 31, 2015 and 2014, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended August 31,		Three Months Ended August 31,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Net investment hedge	$(238)	$597	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	August 31, 2015			May 31, 2015
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,228)	Liability	Long-term debt	$(4,466)

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2015 and May 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	August 31, 2015
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$9,520	$9,520
Net investment hedge	$—	$(4,228)	$—	$(4,228)

	May 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$1,407	$1,407
Net investment hedge	$—	$(4,466)	$—	$(4,466)

There were no transfers in and out of Level 1, Level 2 or Level 3 during the three months ended August 31, 2015 and 2014.

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Three Months Ended August 31, 2015	Twelve Months Ended May 31, 2015
	(unaudited)
Beginning balance	$1,407	$2,015
Accretion of liability	43	163
Foreign currency effects	—	(21)
Payment	(230)	(1,000)
Revaluation	522	—
Acquisitions	7,778	250

Ending balance	$9,520	$1,407

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At August 31, 2015, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at August 31, 2015. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.2 million and $1.0 million for the three months ended August 31, 2015 and 2014, respectively. At August 31, 2015, $9.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years. The tax benefit derived when share-based awards result in a tax deduction for the company was zero and $0.9 million for the three months ended August 31, 2015 and 2014, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over two to four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $1.0 million and $0.8 million for the three months ended August 31, 2015 and 2014, respectively. Transactions involving our stock units and director stock grants during the three months ended August 31, 2015 and 2014 are summarized below:

	Three Months Ended August 31, 2015		Three Months Ended August 31, 2014
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	304	$36.23	310	$31.42
Changes during the period:
Granted	16	$44.47	2	$40.85
Vested and settled	—	$—	—	$—
Cancelled	(1)	$38.30	(7)	$31.23

Stock and stock units, end of period	319	$36.64	305	$31.50

Under a new performance stock unit award program adopted in fiscal year 2015, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense of $0.1 million related to performance awards was recognized for the three months ended August 31, 2015. Transactions involving our performance awards during the three months ended August 31, 2015 are summarized below:

	Three Months Ended August 31, 2015
	(unaudited)
	No. of Long-Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)
Long-term performance stock units, beginning of period	23	$42.25
Changes during the period:
Granted	—	$—
Vested and settled	—	$—
Cancelled	—	$—

Long-term performance stock units, end of period	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.1 million for the three months ended August 31, 2015 and 2014, respectively. Transactions involving our performance awards during the three months ended August 31, 2015 and 2014 are summarized below:

	Three Months Ended August 31, 2015		Three Months Ended August 31, 2014
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	28	$32.86	50	$30.63
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Performance awards, end of period	28	$32.86	50	$30.63

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the three months ended August 31, 2015 and 2014, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended August 31, 2015 and 2014 are summarized below:

	Three Months Ended August 31, 2015		Three Months Ended August 31, 2014
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	490	$24.80	816	$19.61
Changes during the period:
Granted	—	$—	—	$—
Exercised	(15)	$31.75	(96)	$9.36
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	475	$24.58	720	$20.96
Exercisable at end of period	475	$24.58	720	$20.96

Options exercisable at August 31, 2015 had a weighted-average remaining contractual life of 1.6 years. For total options outstanding at August 31, 2015, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$9.63 to $12.82	30	$12.63	1.1
$12.83 to $16.03	136	$15.24	1.1
$16.04 to $32.05	309	$29.83	1.9

	475	$24.58	1.6

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of changes in accumulated other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Three Months Ended August 31, 2015				Three Months Ended August 31, 2014
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(20,896)	$4,466	$2,892	$(13,538)	$(5,145)	$1,229	$1,237	$(2,679)
Other comprehensive income before tax	(3,977)	(238)	1,372	(2,843)	(1,524)	597	(117)	(1,044)
Non-controlling interest	—	—	—	—	6	—	—	6

Balance, end of period	$(24,873)	$4,228	$4,264	$(16,381)	$(6,663)	$1,826	$1,120	$(3,717)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended August 31, 2015			Three Months Ended August 31, 2014
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(3,977)	$1,281	$(2,696)	$(1,524)	$115	$(1,409)
Foreign currency hedge	(238)	91	(147)	597	(232)	365

Total	$(4,215)	$1,372	$(2,843)	$(927)	$(117)	$(1,044)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

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

	Three Months Ended
	August 31, 2015	August 31, 2014
	(unaudited)	(unaudited)
Revenues:
IHT	$136,767	$105,594
MS	68,358	67,846
Quest Integrity	17,569	14,681

Total	$222,694	$188,121

	Three Months Ended
	August 31, 2015	August 31, 2014
	(unaudited)	(unaudited)
Operating income:
IHT	$12,527	$12,287
MS	3,631	6,704
Quest Integrity	1,745	767
Corporate and shared support services	(13,454)	(7,933)

Total	$4,449	$11,825

	Three Months Ended
	August 31, 2015	August 31, 2014
	(unaudited)	(unaudited)
Capital expenditures:
IHT	$3,333	$1,539
MS	2,439	1,180
Quest Integrity	1,238	796
Corporate and shared support services	4,208	1,953

Total	$11,218	$5,468

	Three Months Ended
	August 31, 2015	August 31, 2014
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,441	$2,001
MS	2,125	1,864
Quest Integrity	1,441	1,405
Corporate and shared support services	877	259

Total	$7,884	$5,529

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three months ended August 31, 2015 and 2014 and total assets as of August 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	August 31, 2015	August 31, 2014
	(unaudited)	(unaudited)
Revenues:
United States	$173,360	$138,064
Canada	25,545	32,076
Europe	11,816	10,446
Other foreign countries	11,973	7,535

Total	$222,694	$188,121

	August 31, 2015	May 31, 2015
	(unaudited)
Total assets:
United States	$667,485	$399,173
Canada	60,964	68,043
Europe	34,942	34,612
Other foreign countries	21,277	22,005

Total	$784,668	$523,833

15. REPURCHASE OF COMMON STOCK

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. There were no repurchases during the three months ended August 31, 2015. At August 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan. Under the New Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended May 31, 2015.

We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of our Annual Report on Form 10-K for the year ended May 31, 2015.

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

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

The following table sets forth the components of revenue and operating income from our operations for the three months ending August 31, 2015 and 2014 (in thousands):

	Three Months Ended August 31,		Increase (Decrease)
	2015	2014	$	%
Revenues by business segment:
IHT	$136,767	$105,594	$31,173	29.5%
MS	68,358	67,846	512	0.8%
Quest Integrity	17,569	14,681	2,888	19.7%

Total	$222,694	$188,121	$34,573	18.4%

Operating income:
IHT	$12,527	$12,287	$240	2.0%
MS	3,631	6,704	(3,073)	(45.8)%
Quest Integrity	1,745	767	978	127.5%
Corporate and shared support services	(13,454)	(7,933)	(5,521)	69.6%

Total	$4,449	$11,825	$(7,376)	(62.4)%

Revenues. Total revenues grew $34.6 million or 18.4% from the prior year quarter. Of this amount, approximately $28.9 million represents revenues from acquisitions completed subsequent to the first quarter of fiscal year 2015. Excluding the effects of revenues from acquisitions, IHT revenues increased $7.7 million or 7.3%. While IHT experienced a 13.0% increase in U.S. revenues, this was partially offset by reduced revenues in Canada. MS revenues decreased by $5.0 million or 7.3% excluding the affect of revenues from acquisitions. While MS revenues were flat in the U.S., they were below our expectations due primarily to short-term deferrals of discretionary projects. MS revenues in Canada were down significantly. The revenue decrease in Canada for both IHT and MS is due to a significant decline in Western Canada oil sands activity and lower demand for our services, coupled with the impact of foreign currency exchange against the U.S. Dollar. The currency exchange impact in Canada reduced revenues by approximately $4.5 million in the current year quarter. Finally, Quest Integrity revenues increased $2.9 million or 19.7%. The growth in Quest Integrity revenues was due to a significant pipeline project in the Middle East.

Operating income. Overall operating income declined by $7.4 million or 62.4% from the prior year quarter. The current year quarter includes a loss of $0.5 million due to a revaluation of a contingent consideration liability, $3.6 million in professional fees related to costs associated with mergers and acquisitions activity, $0.7 million in intellectual property defense legal costs and $0.7 million in costs related to the implementation of our new ERP system. The prior year included $0.2 million of professional fees related to mergers and acquisitions activity. Excluding the impact of these non-routine items, operating income would have decreased by $2.0 million or 17.1% as a result of weaker than expected revenue generation mentioned above coupled with an increase in selling, general and administrative expenses of $8.8 million.

Interest expense. Interest expense increased from $0.6 million in the prior year quarter to $1.7 million in the current year quarter. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.

Foreign currency loss. Foreign currency losses increased from $0.2 million in the prior year quarter to $0.5 million in the current year quarter. The vast majority of the increase is due to the weakening economic conditions in Malaysia; their currency depreciated 12% against the U.S. Dollar in the current year quarter.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.

In July 2015, we renewed our New Credit Facility. The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020 and expands the number of banks in the syndicate from four to seven. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of August 31, 2015, we are in compliance with these covenants. At August 31, 2015, we had $40.0 million of cash on hand and approximately $85 million of available borrowing capacity through our New Credit Facility.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of fiscal year 2017. Through August 31, 2015, we have capitalized $18.6 million associated with the project that includes $0.3 million of capitalized interest.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At August 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

Restrictions on cash. Included in our cash and cash equivalents at August 31, 2015 is $16.9 million of cash in certain foreign subsidiaries (located in primarily Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Additionally, we have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement.

Cash flows attributable to our operating activities. For the three months ended August 31, 2015, net cash provided by operating activities was $9.8 million. Positive operating cash flow was primarily attributable to net income of $1.4 million, depreciation and amortization of $7.9 million, foreign currency loss of $0.5 million and non-cash compensation cost of $1.2 million offset by an increase in working capital of $3.3 million.

For the three months ended August 31, 2014, net cash provided by operating activities was $4.9 million. Positive operating cash flow was primarily attributable to net income of $7.1 million, depreciation and amortization of $5.5 million, foreign currency loss of $0.2 million and non-cash compensation cost of $1.0 million offset by an increase in working capital of $9.2 million.

Cash flows attributable to our investing activities. For the three months ended August 31, 2015, net cash used in investing activities was $274.6 million, consisting primarily of $11.2 million of capital expenditures and $263.6 million for business acquisitions. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

For the three months ended August 31, 2014, net cash used in investing activities was $7.3 million, consisting primarily of $5.5 million of capital expenditures and $2.2 million for business acquisitions. Depending upon specific customer needs, capital expenditures can vary and may arise unexpectedly.

Cash flows attributable to our financing activities. For the three months ended August 31, 2015, net cash provided by financing activities was $272.3 million consisting primarily of $280.3 million of net borrowings related to our New Credit Facility principally to fund the Qualspec acquisition and $0.5 million through the issuance of common stock from share-based payment arrangements. These amounts were offset by $5.9 million for the acquisition of the non-controlling interest and $2.0 million related to debt issuance costs.

For the three months ended August 31, 2014, net cash used in financing activities was $0.2 million consisting primarily of $2.0 million of net payments related to our bank credit facility offset by $0.9 million in tax effects related to share-based compensation and $0.9 million through the issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the three months ended August 31, 2015 and 2014, the effect of exchange rate changes on cash was a negative impact of $0.8 million and $0.5 million, respectively. The negative impact in the current year is primarily attributable to changes in U.S. Dollar exchange rates with Canada and Malaysia. The negative impact in the prior year is primarily due to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the three months ended August 31, 2015 and August 31, 2014 were $0.5 million and $0.2 million, respectively. The foreign currency transaction losses realized relate primarily to the strengthening of the U.S. Dollar in relation to the Euro, Canadian Dollar, Australian Dollar and Mexican Peso.

In the fourth quarter of fiscal year 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Euro, Australian Dollar, Brazilian Real, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months ended August 31, 2015 nor as of August 31, 2015.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $4.0 million for the three months ended August 31, 2015.

Based on the three months ended August 31, 2015, foreign currency-based revenues and operating income of $49.3 million and $1.6 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $4.9 million and $0.2 million, respectively.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2015, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of our fiscal year ending May 31, 2016.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of August 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the US District of Delaware and one in US District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as money damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the US District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions); the Delaware Cases are expected to proceed to trial on our claims during the second calendar quarter of 2016. The preliminary injunction hearing for the Washington Case is expected to occur in the first half of calendar 2016.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

See page 8 of our Annual Report on Form 10-K for the year ended May 31, 2015 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. There were no repurchases during the three months ended August 31, 2015. At August 31, 2015 $15.5 million remained available to repurchase under the stock repurchase plan. Under the New Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00.

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

TEAM, INC. (Registrant)

Date: October 8, 2015	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)