Form 10-Q
period 2015-11-30
TEAM INC
filed 2016-01-11
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☑

The Registrant had 21,836,694 shares of common stock, par value $0.30, outstanding and 546,977 shares of treasury stock as of January 4, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEAM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2015	May 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,502	$33,211
Restricted cash	5,000	—
Receivables, net of allowance of $3,582 and $2,775	244,062	212,934
Inventory	28,466	26,005
Deferred income taxes	5,655	5,926
Prepaid expenses and other current assets	12,467	10,620

Total current assets	342,152	288,696
Property, plant and equipment, net	123,221	97,926
Assets held for sale	—	5,207
Intangible assets, net of accumulated amortization of $20,384 and $15,957	96,518	20,268
Goodwill	253,677	107,773
Other assets, net	2,384	467
Deferred income taxes	1,916	3,496

Total assets	$819,868	$523,833

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,605	$32,854
Other accrued liabilities	62,989	54,185
Income taxes payable	—	4,185

Total current liabilities	94,594	91,224
Deferred income taxes	10,228	15,631
Long-term debt	370,979	78,484
Other long-term liabilities	1,541	3,119

Total liabilities	477,342	188,458

Commitments and contingencies

Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 21,836,694 and 20,909,402 shares issued	6,550	6,273
Additional paid-in capital	119,746	115,642
Retained earnings	255,019	242,102
Accumulated other comprehensive loss	(17,651)	(13,538)
Treasury stock at cost, 546,977 and 546,977 shares	(21,138)	(21,138)

Total Team shareholders’ equity	342,526	329,341
Non-controlling interest	—	6,034

Total equity	342,526	335,375

Total liabilities and equity	$819,868	$523,833

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Revenues	$280,859	$240,619	$503,553	$428,740
Operating expenses	196,664	161,777	356,247	293,571

Gross margin	84,195	78,842	147,306	135,169
Selling, general and administrative expenses	64,796	50,168	122,936	94,670
Loss on revaluation of contingent consideration	—	—	522	—

Operating income	19,399	28,674	23,848	40,499
Interest expense, net	2,336	603	4,048	1,226
Foreign currency loss	131	635	624	816

Earnings before income taxes	16,932	27,436	19,176	38,457
Less: Provision for income taxes	5,440	9,876	6,259	13,844

Net income	11,492	17,560	12,917	24,613
Less: Income attributable to non-controlling interest	—	194	—	216

Net income available to Team shareholders	$11,492	$17,366	$12,917	$24,397

Net income per share: Basic	$0.54	$0.84	$0.62	$1.19
Net income per share: Diluted	$0.54	$0.80	$0.60	$1.12

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net income	$11,492	$17,560	$12,917	$24,613
Foreign currency translation adjustment	(2,043)	(5,415)	(6,020)	(6,939)
Foreign currency hedge	743	842	505	1,439
Tax benefit attributable to other comprehensive income	30	894	1,402	777

Total comprehensive income	10,222	13,881	8,804	19,890
Less: Total comprehensive income attributable to non-controlling interest	—	163	—	179

Total comprehensive income available to Team shareholders	$10,222	$13,718	$8,804	$19,711

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,917	$24,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,542	11,164
Amortization of deferred loan costs	186	112
Foreign currency loss	624	816
Deferred income taxes	1,520	(1,052)
Loss on asset disposal	53	103
Loss on contingent consideration revaluation	522	—
Non-cash compensation cost	2,965	2,465
(Increase) decrease, net of the effect of acquisitions:
Receivables	(12,961)	(41,509)
Inventory	(132)	(1,253)
Prepaid expenses and other current assets	(887)	(737)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	(4,172)	6,358
Other accrued liabilities	432	4,687
Income taxes	(4,177)	3,371

Net cash provided by operating activities	13,432	9,138

Cash flows from investing activities:
Capital expenditures	(21,797)	(11,425)
Business acquisitions, net of cash acquired	(262,191)	(2,949)
Restricted cash	(5,000)	—
Proceeds from sale of assets	5,225	35
Decrease in other assets, net	8	288

Net cash used in investing activities	(283,755)	(14,051)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	293,000	13,000
Deferred consideration payments	(1,248)	(1,000)
Contingent consideration payments	(230)	—
Purchase of non-controlling interest	(5,934)	—
Debt issuance costs	(1,950)	—
Corporate tax effect from share-based payment arrangements	374	1,499
Issuance of common stock from share-based payment arrangements	2,325	1,290
Payments related to withholding tax for share-based payment arrangements	(1,375)	(1,735)

Net cash provided by financing activities	284,962	13,054
Effect of exchange rate changes on cash	(1,348)	(1,776)

Net increase in cash and cash equivalents	13,291	6,365
Cash and cash equivalents at beginning of period	33,211	34,656

Cash and cash equivalents at end of period	$46,502	$41,021

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teamindustrialservices.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI” and our fiscal year ends on May 31 of each calendar year. On November 10, 2015, we announced we would change our fiscal year end to December 31 of each calendar year.

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

Restricted cash. We have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec Group LLC (“Qualspec”) purchase agreement.

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

On May 31, 2015 we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for our fiscal year 2015 annual goodwill impairment testing. There have been no events that have required an interim assessment of the carrying value of goodwill during the 2016 fiscal year. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date will be December 1, effective December 1, 2015.

There was $253.7 million and $107.8 million of goodwill at November 30, 2015 and May 31, 2015, respectively. See Note 2 for additional information related to the acquisitions that increased goodwill in the period. A rollforward of goodwill for the six months ended November 30, 2015 is as follows (in thousands):

	Six Months Ended November 30, 2015
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$60,737	$17,466	$29,570	$107,773
Acquisitions	145,440	2,483	—	147,923
Foreign currency adjustments	(1,152)	(363)	(504)	(2,019)

Balance at end of period	$205,025	$19,586	$29,066	$253,677

In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. Pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition, on August 31, 2015, we issued 728,266 shares of restricted common stock and paid $5.9 million in cash to acquire the non-controlling interest. Prior to August 31, 2015, these shares were included as dilutive securities in the earnings per share calculation as set forth herein.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At November 30, 2015 and May 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $28.6 million and $18.4 million, respectively.

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

Earnings per share. Basic earnings per share is computed by dividing net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock prior to the acquisition of that interest.

Amounts used in basic and diluted earnings per share, for the three and six months ended November 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	21,193	20,645	20,781	20,574
Stock options, stock units and performance awards	228	442	284	497
Conversion of non-controlling interest	—	757	362	757

Total shares and dilutive securities	21,421	21,844	21,427	21,828

There were no stock options outstanding during the three or six months ended November 30, 2015 and 2014 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Euro, Australian Dollar, Brazilian Real, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or six months ended November 30, 2015 nor as of the balance sheet date of November 30, 2015 and May 31, 2015.

Accounting Principles Not Yet Adopted

ASU No. 2014-09. In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018, with early application permitted as of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect ASU 2014-09 will have on our ongoing financial reporting.

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

ASU No. 2015-15. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), that adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective upon adoption of ASU 2015-03 which is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material impact on our results of operations, financial position or cash flows.

ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations-Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The update is effective for fiscal years beginning after December 15, 2015 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years beginning after December 15, 2016. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS

In November 2015, Team and Furmanite Corporation (“Furmanite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we would acquire all the outstanding shares of Furmanite in a stock transaction initially valued at $335.0 million, including the assumption of debt. Under the terms of the Merger Agreement, Furmanite shareholders will receive 0.215 shares of Team common stock for each share of Furmanite common stock they own. We expect to complete the business combination in the first calendar quarter of 2016.

In July 2015, we acquired Qualspec for total cash consideration of $255.6 million, which could have been increased by $10.0 million depending upon the operating results of Qualspec through the end of calendar year 2015. Based on our current expectation of Qualspec results through the end of the calendar year, we no longer believe any additional amount will be payable and, accordingly, have reversed our initial contingent consideration obligation of $5.8 million to zero with a corresponding decrease to goodwill. Qualspec is a leading provider of non-destructive testing (“NDT”) services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition is expected to add about $180.0 million of annual revenue to our operations and nearly 1,000 new employees to our human capital resources. Qualspec results are included in the IHT segment. The purchase of Qualspec was financed through borrowings under our new banking credit facility. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015.

The following table presents the preliminary purchase price allocation for Qualspec (in thousands):

July 7, 2015
(unaudited)
Cash and cash equivalents	$3,981
Accounts receivable	20,445
Current deferred tax assets	279
Prepaid expenses	1,049
Plant, property and equipment	15,472
Intangible assets	74,700
Goodwill	145,440
Non-current deferred tax asset	3,459
Other assets	147

Total assets acquired	$264,972

Accounts payable	$2,892
Other accrued liabilities	6,448

Total liabilities assumed	9,340

Net assets acquired	$255,632

The preliminary purchase price allocation shown above is based upon the fair values at acquisition date. Team is in the process of obtaining third-party valuations of certain items in property, plant and equipment and intangible assets, as well as valuing contingent consideration thus, the provisional measurements of contingent consideration, property, plant and equipment, intangible assets, goodwill and deferred tax asset are subject to change. The fair values recorded are “Level 3” measurements as defined in Note 10. The intangible assets recognized are being amortized over the life of one to fifteen years.

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

	Pro forma data Three Months Ended November 30,	Pro forma data Six Months Ended November 30,
	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)
Revenues	$287,003	$521,388	$514,763
Net income	$18,255	$13,261	$25,597
Earnings per share:
Basic	$0.88	$0.64	$1.24
Diluted	$0.84	$0.62	$1.17

In June 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price also included $1.8 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three year period for an additional amount of up to $4.0 million.

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

3. RECEIVABLES

A summary of accounts receivable as of November 30, 2015 and May 31, 2015 is as follows (in thousands):

	November 30, 2015	May 31, 2015
	(unaudited)
Trade accounts receivable	$219,030	$197,322
Unbilled revenues	28,614	18,387
Allowance for doubtful accounts	(3,582)	(2,775)

Total	$244,062	$212,934

4. INVENTORY

A summary of inventory as of November 30, 2015 and May 31, 2015 is as follows (in thousands):

	November 30, 2015	May 31, 2015
	(unaudited)
Raw materials	$3,007	$3,168
Work in progress	980	924
Finished goods	24,479	21,913

Total	$28,466	$26,005

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of November 30, 2015 and May 31, 2015 is as follows (in thousands):

	November 30, 2015	May 31, 2015
	(unaudited)
Land	$3,136	$3,025
Buildings and leasehold improvements	29,627	27,390
Machinery and equipment	173,600	154,891
Furniture and fixtures	6,576	5,939
Capitalized ERP system development costs	23,885	14,524
Computers and computer software	7,966	7,252
Automobiles	5,384	3,095
Construction in progress	4,252	2,934

Total	254,426	219,050
Accumulated depreciation and amortization	(131,205)	(121,124)

Property, plant, and equipment, net	$123,221	$97,926

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be installed by the end of calendar year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through November 30, 2015, we have capitalized $24.1 million associated with the project that includes $0.4 million of capitalized interest.

6. ASSETS HELD FOR SALE

Assets held for sale consisted of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007 in Pearland, Texas. The property was sold on July 29, 2015, for $5.3 million.

7. INTANGIBLE ASSETS

A summary of intangible assets as of November 30, 2015 and May 31, 2015 is as follows (in thousands):

	November 30, 2015			May 31, 2015
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$99,789	$(12,412)	$87,377	$22,612	$(9,111)	$13,501
Non-compete agreements	5,018	(3,460)	1,558	3,417	(3,363)	54
Trade names	6,300	(1,805)	4,495	4,401	(1,074)	3,327
Technology	5,112	(2,496)	2,616	5,112	(2,230)	2,882
Licenses	683	(211)	472	683	(179)	504

Total	$116,902	$(20,384)	$96,518	$36,225	$(15,957)	$20,268

Amortization expense for the three months ended November 30, 2015 and 2014 was $2.5 million and $0.9 million, respectively. Amortization expense for the six months ended November 30, 2015 and 2014 was $4.7 million and $1.9 million, respectively.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of November 30, 2015 and May 31, 2015 is as follows (in thousands):

	November 30, 2015	May 31, 2015
	(unaudited)
Payroll and other compensation expenses	$34,962	$35,858
Insurance accruals	6,563	5,712
Property, sales and other non-income related taxes	3,342	2,840
Lease commitments	1,737	1,703
Deferred revenue	1,193	1,116
Contingent consideration	2,800	229
Other	12,392	6,727

Total	$62,989	$54,185

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2015, we renewed our banking credit facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of November 30, 2015, we are in compliance with these covenants. With the change in our fiscal year end to December 31 of each calendar year, the amended test dates to determine compliance with the financial covenants will be the calendar year quarters subsequent to December 31, 2015.

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.2 million at November 30, 2015 and $12.1 million at May 31, 2015. Outstanding letters of credit reduce amounts available under our New Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the New Credit Facility.

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

Our borrowing of €12.3 million under the New Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At November 30, 2015, the €12.3 million borrowing had a U.S. Dollar value of $13.0 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the three and six months ended November 30, 2015 and 2014, are as follows (in thousands):

	Gain Recognized in Other Comprehensive Income		Gain Reclassified from Other Comprehensive Income to Earnings		Gain Recognized in Other Comprehensive Income		Gain Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended November 30,		Three Months Ended November 30,		Six Months Ended November 30,		Six Months Ended November 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2015	2014	2015	2014	2015	2014	2015	2014
Net investment hedge	$743	$842	$—	$—	$505	$1,439	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	November 30, 2015			May 31, 2015
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,971)	Liability	Long-term debt	$(4,466)

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2015 and May 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	November 30, 2015
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$3,618	$3,618
Net investment hedge	$—	$(4,971)	$—	$(4,971)

	May 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$1,407	$1,407
Net investment hedge	$—	$(4,466)	$—	$(4,466)

There were no transfers in and out of Level 1 & Level 2 during the six months ended November 30, 2015 and 2014. There was a transfer out of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the six months ended November 30, 2015 and no transfers in and out of Level 3 during the six months ended November 30, 2014.

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Six Months Ended November 30, 2015	Twelve Months Ended May 31, 2015
	(unaudited)
Balance, beginning of period	$1,407	$2,015
Accretion of liability	119	163
Foreign currency effects	—	(21)
Payment	(230)	(1,000)
Revaluation	(5,256)	—
Acquisitions	7,578	250

Balance, end of period	$3,618	$1,407

11. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At November 30, 2015, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at November 30, 2015. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $1.8 million and $1.5 million for the three months ended November 30, 2015 and 2014, respectively. Compensation expense related to share-based compensation totaled $3.0 million and $2.5 million for the six months ended November 30, 2015 and 2014, respectively. At November 30, 2015, $15.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.9 years. The tax benefit derived when share-based awards result in a tax deduction for the Company was $0.4 million and $1.5 million for the six months ended November 30, 2015 and 2014, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over two to four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $2.5 million and $2.1 million for the six months ended November 30, 2015 and 2014, respectively. Transactions involving our stock units and director stock grants during the six months ended November 30, 2015 and 2014 are summarized below:

	Six Months Ended November 30, 2015		Six Months Ended November 30, 2014
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	303	$36.28	310	$31.42
Changes during the period:
Granted	197	$35.14	156	$39.51
Vested and settled	(125)	$34.43	(129)	$29.18
Cancelled	(3)	$40.36	(9)	$32.10

Stock and stock units, end of period	372	$36.26	328	$36.14

Under a new performance stock unit award program adopted in fiscal year 2015, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our executive officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense related to performance awards totaled $0.2 million and zero dollars for the six months ended November 30, 2015 and 2014, respectively. Transactions involving our performance awards during the six months ended November 30, 2015 and 2014 are summarized below:

	Six Months Ended November 30, 2015		Six Months Ended November 30, 2014
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	23	$42.25	—	$—
Changes during the period:
Granted	36	$33.91	23	$42.25
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Long-term performance stock units, end of period	59	$37.16	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.2 million and $0.3 million for the six months ended November 30, 2015 and 2014, respectively. Transactions involving our performance awards during the six months ended November 30, 2015 and 2014 are summarized below:

	Six Months Ended November 30, 2015		Six Months Ended November 30, 2014
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	28	$32.86	50	$30.63
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(15)	$30.82	(22)	$27.66
Cancelled	—	$—	—	$—

Performance awards, end of period	13	$35.15	28	$32.86

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the six months ended November 30, 2015 and 2014, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the six months ended November 30, 2015 and 2014 are summarized below:

	Six Months Ended November 30, 2015		Six Months Ended November 30, 2014
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	490	$24.80	816	$19.61
Changes during the period:
Granted	—	$—	—	$—
Exercised	(109)	$21.41	(124)	$10.40
Cancelled	—	$—	—	$—
Expired	—	$—	—	$—

Shares under option, end of period	381	$25.77	692	$21.26

Exercisable at end of period	381	$25.77	692	$21.26

Options exercisable at November 30, 2015 had a weighted-average remaining contractual life of 1.6 years. For total options outstanding at November 30, 2015, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$9.63 to $12.82	30	$12.63	0.8
$12.83 to $16.03	69	$15.15	0.9
$16.04 to $32.05	282	$29.79	1.8

	381	$25.77	1.6

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of changes in accumulated other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Six Months Ended November 30, 2015				Six Months Ended November 30, 2014
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(20,896)	$4,466	$2,892	$(13,538)	$(5,145)	$1,229	$1,237	$(2,679)
Other comprehensive income (loss) before tax	(6,020)	505	1,402	(4,113)	(6,939)	1,439	777	(4,723)
Non-controlling interest	—	—	—	—	37	—	—	37

Balance, end of period	$(26,916)	$4,971	$4,294	$(17,651)	$(12,047)	$2,668	$2,014	$(7,365)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Six Months Ended November 30, 2015			Six Months Ended November 30, 2014
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(6,020)	$1,594	$(4,426)	$(6,939)	$1,336	$(5,603)
Foreign currency hedge	505	(192)	313	1,439	(559)	880

Total	$(5,515)	$1,402	$(4,113)	$(5,500)	$777	$(4,723)

13. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (“Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube

Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial on our claims during the third calendar quarter of 2016. The preliminary injunction hearing for the Washington Case is expected to occur in the second half of calendar 2016.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

14. ENTITY WIDE DISCLOSURES

ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: IHT Group, MS Group and Quest Integrity Group. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$174,694	$134,080	$311,461	$239,674
MS	86,390	84,221	154,748	152,067
Quest Integrity	19,775	22,318	37,344	36,999

Total	$280,859	$240,619	$503,553	$428,740

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income:
IHT	$19,758	$21,999	$32,285	$34,286
MS	9,830	8,809	13,461	15,513
Quest Integrity	3,591	6,350	5,336	7,117
Corporate and shared support services	(13,780)	(8,484)	(27,234)	(16,417)

Total	$19,399	$28,674	$23,848	$40,499

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,430	$2,325	$5,763	$3,864
MS	2,119	907	4,558	2,087
Quest Integrity	456	815	1,694	1,611
Corporate and shared support services	5,574	1,910	9,782	3,863

Total	$10,579	$5,957	$21,797	$11,425

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,872	$2,068	$8,904	$4,069
MS	1,969	1,884	4,094	3,748
Quest Integrity	1,525	1,420	2,966	2,825
Corporate and shared support services	292	263	578	522

Total	$8,658	$5,635	$16,542	$11,164

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and six months ended November 30, 2015 and 2014 and total assets as of November 30, 2015 and May 31, 2015 are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$219,886	$177,593	$393,246	$315,657
Canada	39,334	40,042	64,879	72,118
Europe	11,966	13,464	23,782	23,910
Other foreign countries	9,673	9,520	21,646	17,055

Total	$280,859	$240,619	$503,553	$428,740

	November 30, 2015	May 31, 2015
	(unaudited)
Total assets:
United States	$697,308	$399,173
Canada	66,190	68,043
Europe	32,396	34,612
Other foreign countries	23,974	22,005

Total	$819,868	$523,833

15. REPURCHASE OF COMMON STOCK

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. There were no repurchases during the six months ended November 30, 2015. At November 30, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan. Under the New Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00.

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

Inspection and assessment services are offered in both IHT and Quest Integrity. IHT provides basic and advanced non-destructive testing services for the process, pipeline and power sectors; pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.

Turnaround services are offered in both IHT and MS. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion projects. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of MS and the field heat treating services that are part of IHT.

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

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

The following table sets forth the components of revenue and operating income from our operations for the three months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended November 30,		Increase (Decrease)
	2015	2014	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$174,694	$134,080	$40,614	30.3%
MS	86,390	84,221	2,169	2.6%
Quest Integrity	19,775	22,318	(2,543)	(11.4)%

Total	$280,859	$240,619	$40,240	16.7%

Operating income:
IHT	$19,758	$21,999	$(2,241)	(10.2)%
MS	9,830	8,809	1,021	11.6%
Quest Integrity	3,591	6,350	(2,759)	(43.4)%
Corporate and shared support services	(13,780)	(8,484)	(5,296)	(62.4)%

Total	$19,399	$28,674	$(9,275)	(32.3)%

Revenues. Total revenues grew $40.2 million or 16.7% from the prior year quarter. Of this amount, approximately $47.7 million represents revenues from acquisitions completed during the current fiscal year. Excluding the impacts of acquisitions and an adverse impact of $8.6 million due to foreign exchange rates, total revenues increased by $1.2 million, IHT revenues increased by $0.4 million, MS revenues increased by $2.9 million and Quest revenues declined by $2.1 million. Markets were softer than expected in the current quarter as our refining and petrochemical customers deferred planned capital and maintenance projects.

Operating income. Overall operating income declined by $9.3 million or 32.3% from the prior year quarter. The current year quarter includes non-routine expenses totaling $4.5 million related to $2.8 million in professional fees related to costs associated with mergers and acquisitions activity and a change in fiscal year end, $0.5 million in intellectual property defense legal costs and $1.3 million in costs related to the implementation of our new ERP system (all included in corporate and shared support services). Additionally, adverse foreign exchange rates reduced operating income by $1.1 million. Excluding the impact of these non-routine items, operating income decreased by $3.7 million or 12.5% as a result of weaker demand from project deferrals mentioned above, an unfavorable shift in revenue mix to a higher proportion of lower margin services in the current year quarter and an increase in corporate and shared support services of $0.6 million.

Interest expense. Interest expense increased from $0.6 million in the prior year quarter to $2.3 million in the current year quarter. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.

Foreign currency loss. Foreign currency losses decreased from $0.6 million in the prior year quarter to $0.1 million in the current year quarter. The current year quarter reflects the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Euro, Australian Dollar, Brazilian Real, Canadian Dollar, Malaysian Ringgit and Mexican Peso.

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

The following table sets forth the components of revenue and operating income from our operations for the six months ended November 30, 2015 and 2014 (in thousands):

	Six Months Ended November 30,		Increase (Decrease)
	2015	2014	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$311,461	$239,674	$71,787	30.0%
MS	154,748	152,067	2,681	1.8%
Quest Integrity	37,344	36,999	345	0.9%

Total	$503,553	$428,740	$74,813	17.4%

Operating income:
IHT	$32,285	$34,286	$(2,001)	(5.8)%
MS	13,461	15,513	(2,052)	(13.2)%
Quest Integrity	5,336	7,117	(1,781)	(25.0)%
Corporate and shared support services	(27,234)	(16,417)	(10,817)	(65.9)%

Total	$23,848	$40,499	$(16,651)	(41.1)%

Revenues. Total revenues grew $74.8 million or 17.4% from the same period in the prior year. Of this amount, approximately $73.5 million represents revenues from acquisitions completed during the current fiscal year. Excluding the impacts of acquisitions and an adverse impact of $14.6 million due to foreign exchange rates, total revenues increased by $15.9 million, IHT revenues increased by $11.3 million, MS revenues increased by $3.4 million and Quest revenues increased by $1.2 million. Markets were softer than expected in the current period as our refining and petrochemical customers deferred planned capital and maintenance projects.

Operating income. Overall operating income declined by $16.7 million or 41.1% from the same period in the prior year. The current year includes non-routine expenses totaling $10.0 million related to $6.4 million in professional fees related to costs associated with mergers and acquisitions activity and a change in fiscal year end, $0.5 million in contingent consideration revaluation, $1.1 million in intellectual property defense legal costs and $2.0 million in costs related to the implementation of our new ERP system (all included in Corporate and shared support services). The prior year included $0.2 million of professional fees related to mergers and acquisitions activity. Additionally, adverse foreign exchange rates reduced operating income by $1.2 million. Excluding the impact of these non-routine items, operating income decreased by $5.6 million or 13.8% as a result of weaker than expected revenue generation mentioned above coupled with an increase in corporate and shared support services of $2.4 million.

Interest expense. Interest expense increased from $1.2 million in the prior year to $4.0 million in the current year. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.

Foreign currency loss. Foreign currency losses decreased from $0.8 million in the prior year to $0.6 million in the current year. The current year period reflects the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Euro, Australian Dollar, Brazilian Real, Canadian Dollar, Malaysian Ringgit and Mexican Peso.

Liquidity and Capital Resources

Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.

In July 2015, we renewed our New Credit Facility. The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020 and expands the number of banks in the syndicate from four to seven. The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of November 30, 2015, we are in compliance with these covenants. With the change in our fiscal year end to December 31, the amended test dates to determine compliance with the financial covenants will be the calendar year quarters subsequent to December 31, 2015. At November 30, 2015, we had $46.5 million of cash on hand and approximately $41 million of available borrowing capacity through our New Credit Facility.

In the second quarter of fiscal year 2014, we initiated the design and implementation of a new ERP system, which is expected to be installed by the end of calendar year 2017. Through November 30, 2015, we have capitalized $24.1 million associated with the project that includes $0.4 million of capitalized interest.

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased in the second quarter of fiscal year 2014). During the third quarter of fiscal year 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At November 30, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

Restrictions on cash. Included in our cash and cash equivalents at November 30, 2015 is $17.3 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Additionally, we have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement.

Cash flows attributable to our operating activities. For the six months ended November 30, 2015, net cash provided by operating activities was $13.4 million. Positive operating cash flow was primarily attributable to net income of $12.9 million, depreciation and amortization of $16.5 million, and non-cash compensation cost of $3.0 million offset by an increase in working capital of $21.9 million.

For the six months ended November 30, 2014, net cash provided by operating activities was $9.1 million. Net income of $24.6 million, depreciation and amortization of $11.2 million, foreign currency loss of $0.8 million and non-cash compensation cost of $2.5 million were offset by an increase in working capital of $29.1 million.

Cash flows attributable to our investing activities. For the six months ended November 30, 2015, net cash used in investing activities was $283.8 million, consisting primarily of $262.2 million for business acquisitions and $21.8 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

For the six months ended November 30, 2014, net cash used in investing activities was $14.1 million, consisting primarily of $11.4 million of capital expenditures and $2.9 million for business acquisitions.

Cash flows attributable to our financing activities. For the six months ended November 30, 2015, net cash provided by financing activities was $285.0 million consisting primarily of $293.0 million of net borrowings related to our New Credit Facility principally to fund the Qualspec acquisition and $2.3 million through the issuance of common stock from share-based payment arrangements. These amounts were offset by $5.9 million for the acquisition of the non-controlling interest and $2.0 million related to debt issuance costs.

For the six months ended November 30, 2014, net cash provided by financing activities was $13.1 million consisting primarily of $13.0 million of net borrowings related to our previous credit facility.

Effect of exchange rate changes on cash. For the six months ended November 30, 2015 and 2014, the effect of exchange rate changes on cash was a negative impact of $1.3 million and $1.8 million, respectively. The negative impact in the current fiscal year is primarily attributable to changes in U.S. Dollar exchange rates with Canada, Europe and Malaysia. The negative impact in the prior fiscal year is primarily due to changes in U.S. Dollar exchange rates with Canada and Europe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the six months ended November 30, 2015 and November 30, 2014 were $0.6 million and $0.8 million, respectively. The foreign currency transaction losses realized relate primarily to the strengthening of the U.S. Dollar in relation to the Euro, Canadian Dollar, Australian Dollar and Mexican Peso.

In the fourth quarter of fiscal year 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Euro, Australian Dollar, Brazilian Real, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or six months ended November 30, 2015 nor as of the balance sheet date of November 30, 2015 and May 31, 2015.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $6.0 million for the six months ended November 30, 2015.

Based on the six months ended November 30, 2015, foreign currency-based revenues and operating income of $110.3 million and $8.7 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $11.0 million and $0.9 million, respectively.

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

Limitations on effectiveness of control. Our management, including the principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2015, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter ending November 30, 2015.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of November 30, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial on our claims during the third calendar quarter of 2016. The preliminary injunction hearing for the Washington Case is expected to occur in the second half of calendar 2016.

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

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. There were no repurchases during the three months ended November 30, 2015. At November 30, 2015 $15.5 million remained available to repurchase under the stock repurchase plan. Under the New Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00.

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

TEAM, INC. (Registrant)

Date: January 11, 2016	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)