Form 10-KT
period 2015-12-31
TEAM INC
filed 2016-03-15
CIK 318833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2015 to December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates on November 30, 2015 was approximately $547 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $38.18.

For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.

The Registrant had 29,896,437 shares of common stock, par value $0.30, outstanding and 546,977 shares of treasury stock as of March 4, 2016.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TRANSITION REPORT ON FORM 10-K INDEX

Certain items required in Part III of this Transition Report on Form 10-K can be found in our 2016 Proxy Statement and are incorporated herein by reference. A copy of the 2016 Proxy Statement will be provided, without charge, to any person who receives a copy of this Transition Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

PART I

ITEM 1.	BUSINESS

General Information

Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teaminc.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI.” On November 10, 2015, we announced a change of our fiscal year end to December 31 of each calendar year from May 31. This transition report is for the seven-month transition period of June 1, 2015 through December 31, 2015.

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

Narrative Description of Business

IHT Group:

IHT offers inspection services as well as heat treating services. Heat treating services are generally associated with turnaround or project activities. A description of these services is as follows:

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

Ultrasonic Testing. Ultrasonic Testing (“UT”) uses high frequency ultrasonic waves to detect surface breaking and internal imperfections, measure material thickness and determine acceptance or rejection of a test object based on a reference code or standard. We offer ten different types of UT methods, including traditional scans as well as automated and high speed ultrasonic Electro Magnet Acoustic Transducer testing. Each method is utilized to meet a specific material or process application requirement.

Magnetic Particle Inspection. Magnetic Particle Inspection is an NDT process for detecting surface and slightly subsurface discontinuities in ferroelectric materials such as iron, nickel, cobalt, and some of their alloys. The process puts a magnetic field into the test object. When the part is magnetized, flaws perpendicular to the magnetic field direction cause flux leakage. If a lapse or a crack is present, the magnetic particles will be attracted to the flawed area, providing our technician with what is called an indication. Our technician will then evaluate the indication to assess the location, size, shape and extent of these imperfections.

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

Tank Inspection and Management Programs. Our wholly-owned subsidiary, TCI Services, Inc. (“TCI”), is a storage tank management company that performs inspections, engineering and repair services across the U.S. for above ground storage tanks. Backed by Team’s in-house engineering, documentation and certification services – including API 653 evaluations – TCI’s on-site tank inspections, repair and maintenance services help keep customers’ tanks fully operational and compliant with stringent industry standards.

Rope Access. We provide a range of innovative and cost-effective solutions to suit the customer’s individual requirements for inspection and maintenance services to the energy and industrial markets. Our rope access solutions allow for work to be carried out more quickly than traditional methods using scaffolding, keeping costs and job duration to a minimum. We provide these services under full accreditation by the Industrial Rope Access Trade Association, whose guidelines are recognized by the industry as the safest method of working at height.

Mechanical Integrity Services. Maintaining the integrity of equipment is more than simply performing inspections. A well-implemented Mechanical Integrity (“MI”) program involves multiple components that improve the safety and reliability of a facility’s equipment. Our MI programs ensure the continued integrity and fitness for service of piping systems, pressure vessels, tanks and related components. Our mechanical integrity engineers are well versed in pertinent codes and standards of the Occupational Safety and Health Administration’s process safety management and U.S. Environmental Protection Agency’s (“EPA”) risk management program regulations.

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

Isolation and Test Plug Services. We install isolation plugs to provide a mechanical block of flammable atmosphere to allow for pipe cutting and welding without having to purge the piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allow the customer to comply with the American Society of Mechanical Engineers (“ASME”) hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.

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

Pipeline Integrity Management. We offer turn-key Pipeline Integrity Management services, including project management, integrity engineering and integrity management development services, in-line inspection support, land surveying, and materials equipment selection and procurement. We offer these resources on an integrated basis with our InVista™ and HYDRA™ in-line inspection services and engineering assessment capabilities, or individually as applicable.

Engineering Assessment Services. Using proprietary software and a variety of analytical models, we offer a variety of advanced engineering assessment services to customers in the process, power, pipeline, and petrochemical industries including fitness-for-service, computational mechanics, failure analysis, pipeline analysis, risk-based asset management, and materials consulting.

Acquisitions

In November 2015, Team and Furmanite Corporation (“Furmanite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we would acquire all the outstanding shares of Furmanite in a stock transaction. Under the terms of the Merger Agreement, Furmanite shareholders will receive 0.215 shares of Team common stock for each share of Furmanite common stock they own. The merger was completed on February 29, 2016 at a value of approximately $282.0 million which included the assumption of $69.0 million in debt. We expect the transaction to contribute approximately $400.0 million in annual revenue. The combined company will be a premier NDT inspection and specialty mechanical services company with a strong presence in North America and will comprise more than 8,300 employees and 220 locations in 22 countries. The combination is expected to double the size of Team’s mechanical services capabilities and establish a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, the capability and capacity of the combined entity will offer an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution.

In July 2015, we acquired 100% of Qualspec Group LLC (“Qualspec”) for total cash consideration of $255.5 million. Qualspec is a leading provider of non-destructive testing NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition is expected to add about $170.0 million of annual revenue to our operations. The purchase of Qualspec was financed through borrowings under our new banking credit facility. The purchase price allocation included net working capital of $16.3 million, $15.5 million in fixed assets, $78.1 million in intangibles, $3.0 million of non-current deferred tax liability, with $148.5 million allocated to goodwill. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015 in the IHT segment.

In June 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price allocation included contingent consideration valued at $1.8 million.

The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million.

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We estimate $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price allocation included contingent consideration valued at $1.9 million. The contingent consideration is based upon the achievement of operating earnings thresholds over a six-year period for an amount of up to $4.0 million.

Marketing and Customers

Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No single customer accounted for 10% or more of consolidated revenues during seven months ended December 31, 2015 and any of the three years ended May 31, 2015, 2014 and 2013.

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

Geographic Areas

For a discussion and breakdown of revenues by geographic area, see Note 15.

Seasonality

We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The timing of large turnarounds can significantly impact our revenues.

Employees

At December 31, 2015, we had approximately 5,900 employees in our worldwide operations. Our employees in the U.S. are predominantly non-unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are fair and productive.

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

Intellectual Property

We hold various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its in-line inspection tool technologies. This subsidiary was acquired in the fiscal year ended 2011 and a significant amount of the purchase price was allocated to these intangible assets.

Competition

In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, our broad range of services, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Acuren Group, Inc., Guardian Compliance, Mistras Group, Inc. and T.D. Williamson, Inc.

Available Information

As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov. Our internet website address is www.teaminc.com. Information contained on our website is not part of this Transition Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on

Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board of Directors’ (the “Board”) committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

ITEM 1A.	RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below.

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

The implementation of a new enterprise resource planning (“ERP”) system may disrupt the Company’s operations or its system of internal controls. At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be installed by the end of 2017. As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

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

Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the United States, and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.

Our growth strategy entails risk for investors. We intend to continue to pursue acquisitions in, or complementary to, the specialty maintenance and construction services industry to complement and diversify our existing business. We may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs. From time to time, we make acquisitions of other businesses that enhance our services or geographic scope. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.

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

Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At December 31, 2015, we had approximately 5,900 employees, approximately 800 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

Any one of these factors, or a combination of these factors, could materially affect our future results of operations, financial position or cash flows and whether any forward-looking statements in this Transition Report on Form 10-K ultimately prove to be accurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

We own several facilities used in our operations. Our 120,000 square foot facility in Alvin, Texas consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 39,000 square foot manufacturing facility in Houston, Texas. We also own offices for our branch service locations in the following areas:

•	Beaumont, Texas (27,000 ft2)

•	Pasadena, Texas (27,000 ft2)

•	Pearland, Texas (25,000 ft2)

•	Stafford, Texas (20,000 ft2)

•	Tulsa, Oklahoma (17,300 ft2)

•	Edmonton, Alberta (17,000 ft2)

•	Corpus Christi, Texas (16,570 ft2)

•	Milwaukee, Wisconsin (10,000 ft2)

•	Sulphur, Louisiana (3,571 ft2)

All other facilities used in our operations are provided through operating leases.

Assets held for sale at May 31, 2015 and 2014 consisted of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007 in Pearland, Texas. The property was sold on July 29, 2015, for $5.3 million.

We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment, replacement of assets at the end of their useful lives will occur in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of December 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County. The lawsuits allege that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.

Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (“Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to a specific type of visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits, Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringed any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial in the first calendar quarter of 2017. The Washington Case does not have a trial date scheduled.

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

Market Information

Our stock is traded on the NYSE under the symbol “TISI”. The table below reflects the high and low sales prices of our common stock by quarter for the years ended May 31, 2015 and 2014, and for the seven-month transition period of June 1, 2015 through December 31, 2015.

	Sales Price
	High	Low
2015
Transition period:
June 1, 2015 - December 31, 2015	$47.55	$30.81
Quarter ended:
August 31, 2014	$43.53	$36.09
November 30, 2014	$44.36	$35.18
February 28, 2015	$41.42	$35.44
May 31, 2015	$41.22	$35.60
2014
Quarter ended:
August 31, 2013	$41.77	$35.20
November 30, 2013	$41.13	$32.33
February 28, 2014	$48.09	$37.70
May 31, 2014	$45.05	$40.00

Holders

There were 167 holders of record of our common stock as of March 4, 2016, excluding beneficial owners of stock held in street name.

Dividends

No cash dividends were declared or paid during the seven months ended December 31, 2015 and the years ended May 31, 2015 and 2014. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

This information has been omitted from this Transition Report on Form 10-K as we intend to file such information in our Definitive Proxy Statement no later than 120 days following the close of our seven months ended December 31, 2015. The information required regarding equity compensation plans is hereby incorporated by reference.

Performance Graph

The following performance graph compares the performance of our common stock to the NYSE Composite Index, an Old Peer Group Index and a New Peer Group Index. The comparison assumes $100 was invested on May 31, 2010 in our common stock, the NYSE Composite Index, an Old Peer Group Index and a New Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our Old Peer Group Index used in the graph: Furmanite Corporation, Matrix Service Company, Englobal Corporation and Mistras Group, Inc. The same companies were included in the New Peer Group Index, except Furmanite Corporation, which was acquired by Team on February 29, 2016.

*	$100 invested on 5/31/10 in stock or index, including reinvestment of dividends. Years ended May 31, and seven-month transition period ended December 31, 2015.

	5/10	5/11	5/12	5/13	5/14	5/15	12/15
Team, Inc.	100.00	152.93	177.39	239.83	278.72	264.63	212.50
NYSE Composite	100.00	127.63	115.35	148.38	174.84	183.96	171.19
Old Peer Group	100.00	144.71	132.10	151.97	233.41	153.08	158.13
New Peer Group	100.00	141.95	142.65	156.76	236.66	149.59	164.18

Notes: The above information was provided by Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

We have included selected financial data for the seven months ended December 31, 2015 and for the years ended May 31, 2011 through 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations listed in the Financial Table of Contents included in this report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have included a discussion about market risks under “Market Risk” in the Management’s Analysis that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated herein by reference.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the reports of our Independent Registered Public Accounting Firm and the information under “Quarterly Results” listed in this report are incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

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

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is appropriately accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”).

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

We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 excluded the internal control over financial reporting of Qualspec, representing total assets of approximately $36 million and total revenues of approximately $79 million included in the financial statements of Team, Inc. and subsidiaries as of and for the seven months ended December 31, 2015.

Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Transition Report on Form 10-K on page 40.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the seven months ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

The information for the following items of Part III has been omitted from this Transition Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2015, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”

		2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”

		3)	Reference is made to the Exhibit Index beginning on page 22 hereof.

(b	)		Exhibits

Reference is made to the Exhibit Index beginning on page 22 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 15, 2016.

TEAM, INC.

/S/ TED W. OWEN
Ted W. Owen
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ TED W. OWEN (Ted W. Owen)	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016

/S/ VINCENT D. FOSTER (Vincent D. Foster)	Director	March 15, 2016

/S/ MICHAEL A. LUCAS (Michael A. Lucas)	Director	March 15, 2016

/S/ PHILIP J. HAWK (Philip J. Hawk)	Executive Chairman of the Board	March 15, 2016

/S/ EMMETT J. LESCROART (Emmett J. Lescroart)	Director	March 15, 2016

/S/ LOUIS A. WATERS (Louis A. Waters)	Director	March 15, 2016

/S/ SIDNEY B. WILLIAMS (Sidney B. Williams)	Director	March 15, 2016

/S/ SYLVIA J. KERRIGAN (Sylvia J. Kerrigan)	Director	March 15, 2016

/S/ JEFFERY G. DAVIS (Jeffery G. Davis)	Director	March 15, 2016

/S/ GREG L. BOANE (Greg L. Boane)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 1, 2015, by and among Furmanite Corporation, Team Inc., and TFA, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Team Inc., on November 4, 2015, incorporated by reference herein).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928).

10.1†	Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004).

10.2†	Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.3†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.4†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.5†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014).

10.6	Form of Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc. and each of the other members of Quest Integrity Group, LLC listed on Exhibit A to the Membership Interest Purchase Agreement dated November 2, 2010, by and among Team, Inc., TQ Acquisition, Inc., Quest Integrity Group, LLC, and John Zink Holdings, Inc., Ring Mountain Capital, LLC, Quest Integrated, Inc., Alexius Group II, LLC, Milton J. Altenberg and Todd Katz (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.7	Form of Amended and Restated Put-Call Option Agreement dated April 7, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014).

10.8	Guaranty, dated as of November 2, 2010, made by KG Holding, LLC for the benefit of Team, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.9	First Amendment to the Amended and Restated Put/Call Option Agreement dated May 26, 2015 by and between Team, Inc. and the Class B Stockholders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015).

10.10	Guaranty, dated as of November 2, 2010, made by Jeffrey L. Ott for the benefit of Team, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.11	Second Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, NA as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2011).

Exhibit Number	Description

10.12	Second Amendment dated June 20, 2014, to the Amended and Restated Credit Agreement dated July 22, 2011 among Team, Inc. as the borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2014).

10.15	Third Amended and Restated Credit Agreement dated as of July 7, 2015 among Team, Inc., Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Compass Bank, as Documentation Agent and the other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015).

10.16	Purchase and Sale Agreement dated June 30, 2015 by and among Rocket Acquisition, Inc., the Unit holders of Qualspec Group LLC, the Option holders of Qualspec Group LLC, Clearview Capital Fund II (Parallel) L.P., Northstar Mezzanine Partners V L.P., and Verify Representative LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2015).

10.17†	Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 1, 2016).

10.18	Second Amendment and Commitment Increase to Credit Agreement, dated February 24, 2016, among Team Inc., certain Team Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.

FINANCIAL TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Item 1 “Business,” Item 1A “Risk Factors,” Item 2 “Properties,” and Item 8 “Consolidated Financial Statements and Supplementary Data,” included in this Transition Report on Form 10-K.

CAUTIONARY STATEMENT FOR THE PURPOSE OF

SAFE HARBOR PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on behalf of the Company in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Transition Report on Form 10-K, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.

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

Results of Operations

Seven Months Ended December 31, 2015 Compared to Seven Months Ended December 31, 2014

The following table sets forth the components of revenue and operating income from our operations for the seven months ended December 31, 2015 and 2014 (in thousands):

	Seven Months Ended December 31,		Increase (Decrease)
	2015	2014	$	%
		(unaudited)
Revenues by business segment:
IHT	$351,949	$269,742	$82,207	30.5%
MS	178,238	176,112	2,126	1.2%
Quest Integrity	41,531	41,554	(23)	(0.1)%

Total	$571,718	$487,408	$84,310	17.3%

Operating income:
IHT	$31,175	$35,696	$(4,521)	(12.7)%
MS	14,335	16,838	(2,503)	(14.9)%
Quest Integrity	5,491	7,194	(1,703)	(23.7)%
Corporate and shared support services	(31,839)	(19,645)	(12,194)	(62.1)%

Total	$19,162	$40,083	$(20,921)	(52.2)%

Revenues. Total revenues grew $84.3 million or 17.3% from the same period in the prior year. Of this amount, approximately $85.8 million represents revenues from acquisitions completed during the current period. Excluding the impacts of acquisitions and an adverse impact of $16.3 million due to foreign exchange rates, total revenues increased by $14.8 million, IHT revenues increased by $11.6 million, MS revenues increased by

$2.3 million and Quest revenues increased by $0.9 million. While activity levels were up slightly in the current period, the fall turnaround season was softer than expected as our refining and petrochemical customers deferred many of their planned capital and maintenance projects.

Operating income. Overall operating income declined by $20.9 million or 52.2% from the same period in the prior year. The current year includes non-routine expenses totaling $11.1 million related to $7.1 million in professional fees related to costs associated with mergers and acquisitions activity and a change in fiscal year end, $0.5 million in contingent consideration revaluation, $1.2 million in intellectual property defense legal costs and $2.3 million in costs related to the implementation of our new ERP system (all included in Corporate and shared support services). The prior year included $0.2 million of professional fees related to mergers and acquisitions activity. Additionally, adverse foreign exchange rates reduced operating income by $1.1 million. Excluding the impact of these non-routine items, operating income decreased by $8.7 million or 21.7% as a result of weaker than expected revenue generation mentioned above coupled with an increase in corporate and shared support services of $2.8 million.

Interest expense. Interest expense increased from $1.3 million in the prior year to $4.9 million in the current year. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.

Foreign currency loss. Foreign currency losses decreased from $1.2 million in the prior year to $0.8 million in the current period. The current year period reflects the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Euro, Australian Dollar, Brazilian Real, Canadian Dollar, Malaysian Ringgit and Mexican Peso.

Taxes. The provision for income tax was $4.6 million on pre-tax income of $13.5 million in the current year compared to the provision for income tax of $13.6 million on pre-tax income of $37.6 million in the prior year. The effective tax rate was 34% for the seven months ended December 31, 2015 and 36% for the seven months ended December 31, 2014. The reduction in the effective tax rate was primarily the result of foreign exchange rate changes to certain deferred tax liability accounts.

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014

The following table sets forth the components of revenue and operating income from our operations for years ended May 31, 2015 and 2014 (in thousands):

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

Revenues. Total revenues increased 12% or $92.5 million in 2015 versus 2014, with IHT revenues growing $58.8 million, MS revenues growing $25.1 million and Quest Integrity revenues growing $8.5 million. The IHT business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The IHT

NDE services were $364.3 million in 2015, up $44.3 million or 14% from 2014. Overall favorable market conditions across most of our regions, coupled with growth in tank inspection and rope access services, all contributed to the increase in IHT revenues. Advanced inspection services, such as Phased Array Ultrasonics also experienced increased demand in 2015. IHT Heat Treating services, which are fundamentally performed in turnarounds or projects, were $102.8 million, up $12.8 million or 14% from 2014 due to favorable market conditions, increased large project activity levels, and successful deployment of our mobile smart rigs and smart heat consoles. Unfavorable foreign currency exchange rate fluctuations in Canada negatively impacted IHT’s revenue by approximately $8.0 million when compared to 2014.

MS includes both on-stream and turnaround/project services. On-stream services were $158.7 million in 2015, consistent with 2014 results. Turnaround services within MS were $141.8 million, up $25.8 million or 22% from 2014. Overall market conditions were favorable as MS experienced revenue growth across most regions and service offerings. Turnaround project levels were strong during the year and favorably impacted by several large projects. Offsetting these market growth factors, MS was negatively impacted by unfavorable foreign currency exchange rate fluctuations during 2015 relating primarily to the Euro and Canadian dollar. We estimate an unfavorable foreign currency impact of approximately $6.0 million.

Quest Integrity revenues increased $8.5 million or 13% in 2015 from 2014 as Quest Integrity’s pipeline inspection business was up significantly in 2015. However, this was partially offset by a generally weak process inspection market, resulting from lower crude oil prices, which led to some turnaround project deferrals.

Operating Income. Total operating income (earnings before interest and taxes) was $68.5 million in 2015 compared to $53.4 million in 2014, an increase of $15.0 million or 28%. Changes in operating income within business groups were driven primarily by increased revenues from higher activity levels. Gross margins improved by one point and four points in 2015 for IHT and Quest Integrity, respectively, while gross margin for MS was unchanged in comparison to the prior year. Operating income in 2015 was negatively impacted by $3.2 million in non-routine costs consisting of acquisition-related fees, legal fees surrounding the defense of intellectual property associated with Quest Integrity, ERP system implementation costs, and a fixed asset write down. Non-routine items benefitted operating income in 2014 by $1.4 million consisting of a revaluation of contingent consideration, partially offset by severance costs.

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

Foreign Currency Loss. Non-operating results include $1.5 million foreign currency transaction losses for the year ended May 31, 2015 compared to losses of $4.2 million for the year ended May 31, 2014. Currency transaction losses in the current year were driven primarily by a weakening of the Euro, Canadian Dollar and Mexican Peso against the U.S. Dollar. Currency transaction losses in the prior year were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We accounted for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar were recorded in our statement of operations. Due to the devaluations of the Bolivar in 2014, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014.

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

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

The following table sets forth the components of revenue and operating income from our operations for years ended May 31, 2014 and 2013 (in thousands):

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

Revenues. Total revenues increased 5% or $35 million in 2014 versus 2013, with IHT revenues growing $27.7 million, MS revenues being relatively flat year over year, and Quest Integrity revenues growing $8.5 million. The IHT business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The IHT NDE services were approximately $320 million in 2014, up $35 million or 12% from 2013. The growth in NDE inspection includes $4.8 million from acquired businesses. IHT Heat Treating services, which are fundamentally performed in turnarounds or projects, were approximately $90 million, down $8 million or 8% from 2013 due to fewer large project opportunities.

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

Quest Integrity revenues increased $8.5 million or 15% in 2014 from 2013 and reflect a slowing of revenue growth in the fourth quarter due primarily to deferral of projects into 2015.

Operating Income. Total operating income (earnings before interest and taxes) was $53.4 million in 2014 compared to $55.6 million in 2013, a decline of $2 million or 4%. Included in operating income in the IHT group in 2014 is a $2.1 million non-cash gain from the revaluation of contingent consideration. Fluctuations in operating income within business groups were driven primarily by revenue changes. However, with respect to Quest Integrity, our investment in next generation tools caused engineering and development costs, which are included in cost of sales and SG&A expenses, to increase 36% to $4.9 million from 2013. As a result, Quest Integrity’s operating profit was flat when compared to 2013, in spite of the 15% increase in its revenues. Corporate and shared support costs include $0.8 million of severance incurred in the first quarter associated with the business unit reorganization.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in last year’s results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by the IHT business unit.

Foreign Currency Loss. Non-operating results include $4.2 million currency transaction losses for the year ended May 31, 2014 compared to losses of $0.9 million for the year ended May 31, 2013. Currency transaction losses are primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We accounted for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar were recorded in our statement of operations. Due to the devaluations of the Bolivar in 2014, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014. At May 31, 2014 after giving effect to the revaluations in 2014, our Venezuelan subsidiary had remaining net assets of $0.7 million.

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

In July 2015, we renewed our banking credit facility (the “New Credit Facility”). The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020 and expands the number of banks in the syndicate from four to seven. The New Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 2% margin at December 31, 2015) and has commitment fees on unused borrowing capacity (0.35% at December 31, 2015). The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of December 31, 2015, we are in compliance with these covenants. With the change in our fiscal year end to December 31, the amended test dates to determine compliance with the financial covenants will be the calendar year quarters subsequent to December 31, 2015. At December 31, 2015, we had $44.8 million of cash on hand and approximately $36 million of available borrowing capacity through our New Credit Facility.

In February 2016, we entered into the Second Amendment and Commitment Increase to the New Credit Facility (the “Second Amendment”). The Second Amendment amended and restated certain portions of the New Credit Facility and updated certain terms and definitions. Among other things, the Second Amendment increased the existing revolving credit facility by $100 million, with the resulting senior, secured credit facility being comprised of a $400 million revolving credit facility and a $200 million term loan facility. The Second Amendment also increased the swing line facility from $25 million to $35 million.

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be installed by the end of calendar year 2017. Through December 31, 2015, we have capitalized $25.8 million associated with the project which includes $0.5 million of capitalized interest.

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the second quarter ended November 30, 2013, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of May 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings.

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased in the quarter ended November 30, 2013). During the quarter ended February 28, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At December 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

Restrictions on cash. Included in our cash and cash equivalents at December 31, 2015 is $17.5 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Additionally, we have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement. Based on Qualspec’s results through December 31, 2015, we do not believe the contingent consideration will be paid and, accordingly, this cash is expected to become unrestricted in the second calendar quarter of 2016.

Cash flows attributable to our operating activities. For the seven months ended December 31, 2015, net cash provided by operating activities was $17.3 million. Positive operating cash flow was primarily attributable to net income of $8.9 million, depreciation and amortization of $19.4 million, and non-cash compensation cost of $3.5 million offset by a decrease in working capital of $18.6 million.

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

Cash flows attributable to our investing activities. For the seven months ended December 31, 2015, net cash used in investing activities was $287.8 million, consisting primarily of $262.1 million for business acquisitions and $25.8 million of capital expenditures. Capital expenditures included $11.1 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.

For the year ended May 31, 2015, net cash used in investing activities was $31.8 million, consisting primarily of $28.8 million of capital expenditures and $3.1 million related to business acquisitions. Capital expenditures included $10.0 million in costs related to our ERP project.

For the year ended May 31, 2014, net cash used in investing activities was $40.6 million, consisting primarily of $33.0 million of capital expenditures and $10.2 million related to business acquisitions. Capital expenditures included $4.7 million in costs related to our ERP project.

Cash flows attributable to our financing activities. For the seven months ended December 31, 2015, net cash provided by financing activities was $283.7 million consisting primarily of $293.0 million of net borrowings related to our New Credit Facility principally to fund the Qualspec acquisition and $2.1 million from the issuance of common stock from share-based payment arrangements. These amounts were offset by $5.9 million for the acquisition of the non-controlling interest in Quest Integrity, $2.3 million in deferred consideration payments and $2.0 million related to debt issuance costs.

For the year ended May 31, 2015, net cash used in financing activities was $10.1 million, consisting primarily of $21.1 million of cash related to the purchase of stock pursuant to our stock repurchase plan offset by $8.0 million of borrowings.

For the year ended May 31, 2014, net cash used in financing activities was $9.6 million, consisting primarily of $13.3 million of cash related to the purchase of stock pursuant to our stock repurchase plan offset by $5.3 million provided by the issuance of common stock from share-based payment arrangements.

Effect of exchange rate changes on cash. For the seven months ended December 31, 2015, the effect of foreign exchange rate changes on cash was a negative impact of $1.6 million. The negative impact in the current period is primarily attributable to changes in U.S. Dollar exchange rates with Canada, Europe and Malaysia.

For the years ended May 31, 2015 and 2014, the effect of foreign exchange rate changes on cash was a negative impact of $3.1 million and $2.2 million, respectively. The negative impact in 2015 was primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe. The negative impact in 2014 was primarily due to changes in U.S. Dollar exchange rates with Canada and Venezuela.

Contractual Obligations

A summary of contractual obligations as of December 31, 2015 is as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$20,000	$40,000	$311,383	$—	$371,383
Operating lease obligations	22,127	31,847	13,424	14,039	81,437

Total	$42,127	$71,847	$324,807	$14,039	$452,820

Long-term debt obligations shown in the summary above reflect the revised maturity date of the New Credit Facility but do not include additional obligations in connection with the acquisition of Furmanite subsequent to year end. The table above excludes interest on our New Credit Facility. We cannot predict with any certainty the amount of interest due to the expected variability of interest rates and principal amounts outstanding. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of December 31, 2015, the estimated interest payments on our New Credit Facility would be approximately $8 million per year for 2016, 2017 and 2018, approximately $7 million for 2019, and approximately $3 million for 2020 for a total of approximately $34 million over the contractual five year period.

A summary of long-term debt and other contractual obligations as of December 31, 2015 and May 31, 2015 is as follows (in thousands):

	December 31,	May 31,
	2015	2015
Credit facility	$351,383	$78,484
Current maturities	20,000	—

Long-term debt, excluding current maturities	$371,383	$78,484

Outstanding letters of credit	$13,218	$12,068
Leasing arrangements	$81,437	$66,486
Other long-term liabilities	$—	$3,119

Critical Accounting Policies

The process of preparing financial statements in accordance with U.S. GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition

•	Goodwill and Intangible Assets

•	Income Taxes

•	Workers’ Compensation, Auto, Medical and General Liability Accruals

•	Allowance for Doubtful Accounts

•	Estimated Useful Lives

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the Financial Accounting Standards Board (“FASB”) and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2015, May 31, 2015 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $47.1 million, $18.4 million and $14.9 million, respectively.

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives up to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.

The test for impairment was performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date will be December 1, effective December 1, 2015. We performed our impairment testing as of December 1, 2015 and concluded that there was no impairment.

Due to the changes in the underlying assumptions surrounding our goodwill testing, as a result of significant acquisitions, we performed a quantitative analysis of goodwill to test for impairment at December 1, 2015.

The fair values of the reporting units at December 1, 2015 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a four-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $482 million or 141%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.

On May 31, 2015 and 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for the years ending May 31, 2015 and 2014.

There was $256.7 million, $107.8 million and $113.8 million of goodwill at December 31, 2015, May 31, 2015 and 2014, respectively. A summary of goodwill is as follows (in thousands):

	Seven Months Ended December 31, 2015
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$60,737	$17,466	$29,570	$107,773
Acquisitions	148,482	2,483	—	150,965
Foreign currency adjustments	(1,722)	(75)	(287)	(2,084)

Balance at end of period	$207,497	$19,874	$29,283	$256,654

	Twelve Months Ended May 31, 2015
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$63,249	$19,685	$30,829	$113,763
Acquisitions	—	103	—	103
Foreign currency adjustments	(2,512)	(2,322)	(1,259)	(6,093)

Balance at end of year	$60,737	$17,466	$29,570	$107,773

	Twelve Months Ended May 31, 2014
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$53,800	$19,131	$30,535	$103,466
Acquisitions	10,386	—	—	10,386
Foreign currency adjustments	(937)	554	294	(89)

Balance at end of year	$63,249	$19,685	$30,829	$113,763

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of December 31, 2015, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount of $0.9 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2015, our deferred tax assets were $16.8 million, less a valuation allowance of $0.9 million. As of December 31, 2015, our deferred tax liabilities were $25.1 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our consolidated statements of income. As of December 31, 2015, our unrecognized tax benefits related to uncertain tax positions were $0.5 million.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for doubtful accounts. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that we estimate will eventually be deemed uncollectible. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.

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

ASU No. 2015-15. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), that adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective upon adoption of ASU 2015-03 which is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material impact on our results of operations, financial position or cash flows.

ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The update is effective for fiscal years beginning after December 15, 2015 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

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

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. We will adopt this update effective January  1, 2019. We are currently evaluating the impact this standard will have on our ongoing financial reporting.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the seven months ended December 31, 2015 were $0.8 million. The foreign currency transaction losses realized in the seven months ended December 31, 2015 relate primarily to the strengthening of the U.S. Dollar in relation to the Euro, Canadian Dollar, Australian Dollar and Mexican Peso.

During the three months ended May 31, 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to the Euro, Australian Dollar, Brazilian Real, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts were not material as of and for the seven months ended December 31, 2015 and as of and for the year ended May 31, 2015.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency translation losses in other comprehensive income were $7.2 million for the seven months ended December 31, 2015.

For the seven months ended December 31, 2015, we had foreign currency-based revenues and operating income of $123.2 million and $7.9 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $12.3 million and $0.8 million, respectively.

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

Prior to February 1, 2015, we accounted for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased recording the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations. At February 1, 2015, our Venezuelan subsidiary had $0.6 million of cash on hand based on the SICAD-2 rate in effect at that date. On February 1, 2015 Team management began reporting the results of our Venezuelan operations using the cost method of accounting due to the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations. This resulted in recognition of a pre-tax loss of $1.2 million in twelve months ended May 31, 2015. In June 2015, we disposed of our Venezuelan operations and realized no gain or loss from the transaction.

We hold certain floating-rate obligations. We are exposed to market risk primarily related to potential increases in interest rates related to our debt.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc.:

We have audited Team, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Team, Inc. acquired Qualspec Group LLC (Qualspec) in July 2015, and management excluded from its assessment of the effectiveness of Team, Inc.’s internal control over financial reporting as of December 31, 2015, Qualspec’s internal control over financial reporting associated with total assets of $36 million and total revenues of $79 million included in the consolidated financial statements of Team, Inc. and subsidiaries as of and for the seven months ended December 31, 2015. Our audit of internal control over financial reporting of Team, Inc. also excluded an evaluation of the internal control over financial reporting of Qualspec.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and subsidiaries as of December 31, 2015, May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the seven months ended December 31, 2015 and each of the years in the three-year period ended May 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Team, Inc.:

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of December 31, 2015, May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the seven months ended December 31, 2015 and each of the years in the three-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of December 31, 2015, May 31, 2015 and 2014, and the results of their operations and their cash flows for the seven months ended December 31, 2015 and each of the years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

March 15, 2016

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	May 31,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,825	$33,211	$34,656
Restricted cash	5,000	—	—
Receivables, net of allowance of $3,548, $2,775 and $4,784	214,324	212,934	175,601
Inventory	27,936	26,005	25,537
Income tax receivable	3,893	—	—
Deferred income taxes	6,917	5,926	4,717
Prepaid expenses and other current assets	11,664	10,620	8,303

Total current assets	314,559	288,696	248,814
Property, plant and equipment, net	124,983	97,926	89,961
Assets held for sale	—	5,207	5,207
Intangible assets, net of accumulated amortization of $21,161, $15,957 and $12,698	99,119	20,268	23,513
Goodwill	256,654	107,773	113,763
Other assets, net	2,421	467	1,248
Deferred income taxes	1,255	3,496	2,435

Total assets	$798,991	$523,833	$484,941

LIABILITIES AND EQUITY
Current liabilities:
Current-portion of long term debt	$20,000	$—	$—
Accounts payable	22,364	32,854	21,755
Other accrued liabilities	49,796	54,185	48,391
Income taxes payable	—	4,185	4,997

Total current liabilities	92,160	91,224	75,143
Deferred income taxes	17,302	15,631	15,655
Long-term debt	351,383	78,484	73,721
Other long-term liabilities	—	3,119	3,377

Total liabilities	460,845	188,458	167,896
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 21,836,694, 20,909,402 and 20,477,938 shares issued	6,552	6,273	6,142
Additional paid-in capital	120,126	115,642	105,872
Retained earnings	250,980	242,102	202,032
Accumulated other comprehensive loss	(18,374)	(13,538)	(2,679)
Treasury stock at cost, 546,977, 546,977 and 0 shares	(21,138)	(21,138)	—

Total Team shareholders’ equity	338,146	329,341	311,367
Non-controlling interest	—	6,034	5,678

Total equity	338,146	335,375	317,045

Total liabilities and equity	$798,991	$523,833	$484,941

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Revenues	$571,718	$842,047	$749,527	$714,311
Operating expenses	409,391	584,054	527,611	501,346

Gross margin	162,327	257,993	221,916	212,965
Selling, general and administrative expenses	142,643	189,528	171,455	158,355
Gain/(loss) on revaluation of contingent consideration	(522)	—	2,138	—
Earnings from unconsolidated affiliates	—	—	822	992

Operating income	19,162	68,465	53,421	55,602
Interest expense, net	4,898	2,489	2,851	2,734
Loss on investment in Venezuela	—	1,177	—	—
Foreign currency loss	813	1,509	4,185	943

Earnings before income taxes	13,451	63,290	46,385	51,925
Less: Provision for income taxes (see Note 9)	4,573	22,793	16,236	19,211

Net income	8,878	40,497	30,149	32,714
Less: Income attributable to non-controlling interest	—	427	294	278

Net income available to Team shareholders	$8,878	$40,070	$29,855	$32,436

Net income per share: Basic	$0.43	$1.95	$1.46	$1.61
Net income per share: Diluted	$0.41	$1.85	$1.40	$1.53

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Net income	$8,878	$40,497	$30,149	$32,714
Foreign currency translation adjustment	(7,228)	(15,822)	(1,613)	1,070
Foreign currency hedge	101	3,237	(775)	(674)
Tax benefit attributable to other comprehensive income	2,291	1,655	1,498	411

Total comprehensive income	4,042	29,567	29,259	33,521
Less: Total comprehensive income attributable to non-controlling interest	—	356	294	287

Total comprehensive income available to Team shareholders	$4,042	$29,211	$28,965	$33,234

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2012	19,955	(90)	$5,985	$(1,344)	$85,801	$5,097	$152,049	$(2,587)	$245,001
Net income	—	—	—	—	—	—	32,714	—	32,714
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,200	1,200
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(393)	(393)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	287	(278)	(9)	—
Non-cash compensation	—	—	—	—	3,931	—	—	—	3,931
Vesting of stock awards	124	—	38	—	(1,572)	—	—	—	(1,534)
Exercise of stock options	509	—	153	—	8,122	—	—	—	8,275
Tax benefit of exercise of stock options	—	—	—	—	2,996	—	—	—	2,996

Balance at May 31, 2013	20,588	(90)	6,176	(1,344)	99,278	5,384	184,485	(1,789)	292,190
Net income	—	—	—	—	—	—	30,149	—	30,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(400)	(400)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(490)	(490)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	294	(294)	—	—
Non-cash compensation	—	—	—	—	4,239	—	—	—	4,239
Vesting of stock awards	117	—	34	—	(1,744)	—	—	—	(1,710)
Tax benefit of exercise of stock options	—	—	—	—	1,131	—	—	—	1,131
Exercise of stock options	232	—	70	—	5,200	—	—	—	5,270
Purchase of treasury stock	—	(369)	—	(13,334)	—	—	—	—	(13,334)
Retirement of common stock	(459)	459	(138)	14,678	(2,232)	—	(12,308)	—	—

Balance at May 31, 2014	20,478	—	6,142	—	105,872	5,678	202,032	(2,679)	317,045
Net income	—	—	—	—	—	—	40,497	—	40,497
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(13,263)	(13,263)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	2,333	2,333
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	356	(427)	71	—
Non-cash compensation	—	—	—	—	4,838	—	—	—	4,838
Vesting of stock awards	106	—	33	—	(1,808)	—	—	—	(1,775)
Tax benefit of exercise of stock options	—	—	—	—	3,034	—	—	—	3,034
Exercise of stock options	325	—	98	—	3,706	—	—	—	3,804
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)

Balance at May 31, 2015	20,909	(547)	6,273	(21,138)	115,642	6,034	242,102	(13,538)	335,375
Net income	—	—	—	—	—	—	8,878	—	8,878
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,898)	(4,898)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	62	62
Purchase of non-controlling interest	728	—	218	—	(118)	(6,034)	—	—	(5,934)
Non-cash compensation	—	—	—	—	3,522	—	—	—	3,522
Vesting of stock awards	89	—	27	—	(1,402)	—	—	—	(1,375)
Tax benefit of exercise of stock options	—	—	—	—	374	—	—	—	374
Exercise of stock options	111	—	34	—	2,108	—	—	—	2,142

Balance at December 31, 2015	21,837	(547)	$6,552	$(21,138)	$120,126	$—	$250,980	$(18,374)	$338,146

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Cash flows from operating activities:
Net income	$8,878	$40,497	$30,149	$32,714
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from unconsolidated affiliates	—	—	(822)	(992)
Depreciation and amortization	19,426	22,787	21,468	19,664
Loss on asset impairment and disposals	51	617	78	193
Amortization of deferred loan costs	256	223	223	222
Loss on investment in Venezuela	—	1,177	—	—
Venezuela devaluation	—	—	3,962	—
Foreign currency loss	813	1,509	223	943
Deferred income taxes	2,411	(729)	(1,040)	5,089
Loss (gain) on contingent consideration revaluation	522	—	(2,138)	—
Non-cash compensation cost	3,469	4,838	4,239	3,931
(Increase) decrease, net of the effects of acquisitions:
Receivables	17,050	(43,192)	(6,812)	(10,964)
Inventory	372	(925)	822	(1,405)
Prepaid expenses and other current assets	(111)	(2,525)	(17)	443
Increase (decrease), net of the effects of acquisitions:
Accounts payable	(13,365)	10,789	(295)	3,210
Other accrued liabilities	(14,426)	9,377	(1,208)	7,779
Income taxes	(8,085)	(972)	4,029	(2,184)

Net cash provided by operating activities	17,261	43,471	52,861	58,643

Cash flows from investing activities:
Capital expenditures	(25,802)	(28,769)	(33,016)	(26,068)
Proceeds from sale of assets	5,227	133	357	758
Business acquisitions, net of cash acquired	(262,100)	(3,075)	(10,175)	(18,589)
Change in restricted cash	(5,000)	—	—	—
Change related to Venezuelan operations	—	(620)	—	—
Distributions from joint venture	—	—	2,223	1,000
(Increase) decrease in other assets, net	(105)	550	2	—

Net cash used in investing activities	(287,780)	(31,781)	(40,609)	(42,899)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	103,000	8,000	—	(13,600)
Net borrowings under term loan	190,000	—	—	—
Deferred consideration payments	(2,307)	(1,000)	(1,000)	—
Contingent consideration payments	(230)	(1,000)	—	—
Purchase of non-controlling interest	(5,934)	—	—	—
Debt issuance costs	(1,950)	—	—	—
Payments related to withholding tax for share-based payment arrangements	(1,375)	(1,775)	(1,710)	(1,534)
Corporate tax effect from share-based payment arrangements	374	3,034	1,131	2,996
Issuance of common stock from share-based payment arrangements	2,142	3,804	5,270	8,275
Purchase of treasury stock	—	(21,138)	(13,334)	—

Net cash provided by (used in) financing activities	283,720	(10,075)	(9,643)	(3,863)
Effect of exchange rate changes on cash	(1,587)	(3,060)	(2,154)	(157)

Net increase (decrease) in cash and cash equivalents	11,614	(1,445)	455	11,724
Cash and cash equivalents at beginning of period	33,211	34,656	34,201	22,477

Cash and cash equivalents at end of period	$44,825	$33,211	$34,656	$34,201

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,907	$2,028	$2,728	$2,615
Income taxes	$10,252	$21,491	$12,111	$12,926

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

On November 10, 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. This transition report is for the seven-month transition period of June 1, 2015 through December 31, 2015.

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

Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at December 31, 2015 is $17.5 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.

Restricted cash. We have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement. Based on Qualspec’s results through December 31, 2015, we do not believe the contingent consideration will be paid and, accordingly, this cash is expected to become unrestricted in the second calendar quarter of 2016.

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

Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the SEC. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2015, May 31, 2015 and May 31, 2014, the amount of earned but unbilled revenue included in accounts receivable was $47.1 million, $18.4 million and $14.9 million, respectively.

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”) . Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the ASC 350 Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.

The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date will be December 1, effective December 1, 2015. We performed our impairment testing as of December 1, 2015 and concluded that there was no impairment.

Due to the changes in the underlying assumptions surrounding our goodwill testing, as a result of significant acquisitions (see Note 2), we performed a quantitative analysis of goodwill to test for impairment at December 1, 2015.

The fair values of the reporting units at December 1, 2015 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a four-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $482 million or 141%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.

On May 31, 2015 and 2014, we completed our annual goodwill impairment test by performing a qualitative analysis that assessed relevant events and circumstances to evaluate whether it was more likely than not that the fair value of our individual reporting units was less than their respective carrying amount of goodwill. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then the first and second steps of the goodwill impairment test are not necessary. We evaluated considerations under ASC 350, such as macroeconomic effects on our business, industry and market considerations, cost factors that could have a negative effect on cash flows or earnings, overall financial performance, entity-specific events, events affecting reporting units, and any realization of a sustained decrease in the price of our stock. After consideration of the aforementioned events and circumstances, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount of goodwill. Accordingly, we did not perform the two-step process described above for the years ended May 31, 2015 and 2014.

There was $256.7 million, $107.8 million and $113.8 million of goodwill at December 31, 2015, May 31, 2015 and 2014, respectively. A summary of goodwill is as follows (in thousands):

	Seven Months Ended December 31, 2015
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$60,737	$17,466	$29,570	$107,773
Acquisitions	148,482	2,483	—	150,965
Foreign currency adjustments	(1,722)	(75)	(287)	(2,084)

Balance at end of period	$207,497	$19,874	$29,283	$256,654

	Twelve Months Ended May 31, 2015
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$63,249	$19,685	$30,829	$113,763
Acquisitions	—	103	—	103
Foreign currency adjustments	(2,512)	(2,322)	(1,259)	(6,093)

Balance at end of year	$60,737	$17,466	$29,570	$107,773

	Twelve Months Ended May 31, 2014
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$53,800	$19,131	$30,535	$103,466
Acquisitions	10,386	—	—	10,386
Foreign currency adjustments	(937)	554	294	(89)

Balance at end of year	$63,249	$19,685	$30,829	$113,763

Income taxes. We follow the guidance of ASC 740 Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. As of December 31, 2015, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $0.9 million. Our belief is based upon our track record of consistent earnings over the past seven years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2015, our deferred tax assets were $16.8 million, less a valuation allowance of $0.9 million. As of December 31, 2015, our deferred tax liabilities were $25.1 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our consolidated statements of income. As of December 31, 2015, our unrecognized tax benefits related to uncertain tax positions were $0.5 million.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims, we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.

Allowance for doubtful accounts. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that we estimate will eventually be deemed uncollectible. The allowance for doubtful accounts is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.

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

Amounts used in basic and diluted earnings per share, for all periods presented, are as follows (in thousands):

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Weighted-average number of basic shares outstanding	20,852	20,500	20,439	20,203
Stock options, stock units and performance awards	260	419	633	759
Conversion of non-controlling interest	313	732	213	204

Total shares and dilutive securities	21,425	21,651	21,285	21,166

There were no share-based awards outstanding during the seven months ended December 31, 2015 and the twelve months ended May 31, 2015, 2014 and 2013, that were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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

We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to the Euro, Australian Dollar and Mexican Peso. The impact from these swap contracts was not material as of and for the seven months ended December 31, 2015 and as of and for the year ended May 31, 2015.

Reclassifications. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

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

ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The update is effective for fiscal years beginning after December 15, 2015 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

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

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. We will adopt this update effective January 1, 2019. We are currently evaluating the impact this standard will have on our ongoing financial reporting.

2. ACQUISITIONS

In July 2015, we acquired 100% of Qualspec for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. The acquisition is expected to add about $170 million of annual revenue to our operations. Qualspec acquisition is expected to add strength to our resident refinery inspection programs with major customer relationships across the U.S., and to add to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our new banking credit facility. The initial purchase price could have been increased by $10.0 million depending upon the operating results of Qualspec through the end of calendar year 2015. The fair value of the contingent consideration arrangement at the acquisition date was initially estimated at $5.8 million. However, based on Qualspec results through December 31, 2015, there was no additional amount payable and, accordingly, we have reversed our initial contingent consideration obligation of $5.8 million to zero with a corresponding decrease to goodwill.

The following table presents purchase price allocation for Qualspec (in thousands):

Cash and cash equivalents	$3,981
Accounts receivable	21,495
Current deferred tax assets	279
Prepaid expenses	1,049
Plant, property and equipment	15,472
Intangible assets	78,100
Goodwill	148,482
Other assets	138

Total assets acquired	$268,996

Accounts payable	$2,892
Other accrued liabilities	7,581
Non-current deferred tax liability	2,982

Total liabilities assumed	13,455

Net assets acquired	$255,541

The purchase price allocation shown above is based upon the fair values at acquisition date. The fair values recorded are Level 3 measurements as defined in ASC 820.

Of the $78.1 million of acquired intangible assets, $75.2 million was assigned to customer relationships with an estimated useful life of 15 years, $1.6 million was assigned to non-compete agreements with an estimated useful life of 5 years and $1.3 million was assigned to trade names with an estimated useful life of 1 year.

The $148.5 million of goodwill was assigned to the IHT segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Qualspec. About $109.6 million of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired was $21.5 million, with the gross contractual amount being $22.5 million. We expect $1.0 million to be uncollectible.

For the seven months ended December 31, 2015, we recognized $3.6 million of acquisition-related costs, which were included in selling, general and administrative expenses in the consolidated statement of income.

Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015. The amounts of revenue and earnings of Qualspec included in the consolidated statement of income (in the IHT segment) from the acquisition date to the period ending December 31, 2015 are as follows:

Revenues	$79,323
Net income	$2,748

Our pro forma consolidated results of operations are shown below as if the acquisition of Qualspec had occurred at June 1, 2014. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at June 1, 2014, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data Seven Months Ended December 31,	Pro forma data Year Ended May 31,
	2015	2015
	(unaudited)	(unaudited)
Revenues	$589,553	$1,011,829
Net income	$9,215	$41,597
Earnings per share:
Basic	$0.44	$2.03
Diluted	$0.43	$1.92

These amounts have been calculated after applying Team’s accounting policies, reflecting additional interest expense and adjusting the results of Qualspec to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on June 1, 2014, together with the consequential tax effects.

In June 2015, we purchased an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price also included $1.8 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million.

In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets.

In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We expect $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price allocation included contingent consideration valued at $1.9 million. The contingent consideration is based upon the achievement of operating earnings thresholds over a six-year period for an amount of up to $4.0 million.

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

3. RECEIVABLES

A summary of accounts receivable as of December 31, 2015, May 31, 2015 and 2014 is as follows (in thousands):

	December 31,	May 31,
	2015	2015	2014
Trade accounts receivable	$170,774	$197,322	$165,484
Unbilled revenues	47,098	18,387	14,901
Allowance for doubtful accounts	(3,548)	(2,775)	(4,784)

Total	$214,324	$212,934	$175,601

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of December 31, 2015, May 31, 2015, 2014 and 2013 (in thousands):

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Balance at beginning of period	$2,775	$4,784	$5,438	$4,405
Provision for doubtful accounts	1,819	233	2,140	2,922
Write-off of bad debts	(1,046)	(2,242)	(2,794)	(1,889)

Balance at end of period	$3,548	$2,775	$4,784	$5,438

4. INVENTORY

A summary of inventory as of December 31, 2015, May 31, 2015 and 2014 is as follows (in thousands):

	December 31,	May 31,
	2015	2015	2014
Raw materials	$3,167	$3,168	$2,924
Work in progress	1,018	924	894
Finished goods	23,751	21,913	21,719

Total	$27,936	$26,005	$25,537

5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31 2015, May 31, 2015 and 2014 is as follows (in thousands):

	December 31,	May 31,
	2015	2015	2014
Land	$3,124	$3,025	$3,078
Buildings and leasehold improvements	29,690	27,390	26,793
Machinery and equipment	174,222	154,891	150,050
Furniture and fixtures	6,561	5,939	5,530
Capitalized ERP system development costs	25,606	14,524	4,655
Computers and computer software	8,062	7,252	6,842
Automobiles	5,280	3,095	3,550
Construction in progress	5,177	2,934	3,123

Total	257,722	219,050	203,621
Accumulated depreciation and amortization	(132,739)	(121,124)	(113,660)

Property, plant, and equipment, net	$124,983	$97,926	$89,961

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be installed by the end of calendar year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through December 31, 2015, we have capitalized $25.8 million associated with the project which includes $0.5 million of capitalized interest.

6. ASSETS HELD FOR SALE

Assets held for sale as of May 31, 2015 and 2014 consisted of $5.2 million related to approximately 50 acres of undeveloped land purchased in October 2007 in Pearland, Texas. The property was sold on July 29, 2015 for $5.3 million.

7. INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2015, May 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$103,288	$(12,995)	$90,293
Non-compete agreements	4,898	(3,468)	1,430
Trade names	6,299	(1,940)	4,359
Technology	5,112	(2,541)	2,571
Licenses	683	(217)	466

Total	$120,280	$(21,161)	$99,119

	May 31, 2015			May 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,612	$(9,111)	$13,501	$22,424	$(6,739)	$15,685
Non-compete agreements	3,417	(3,363)	54	3,667	(3,430)	237
Trade names	4,401	(1,074)	3,327	4,325	(717)	3,608
Technology	5,112	(2,230)	2,882	5,112	(1,698)	3,414
Licenses	683	(179)	504	683	(114)	569

Total	$36,225	$(15,957)	$20,268	$36,211	$(12,698)	$23,513

Amortization expense for the seven months ended December 31, 2015 and the twelve months ended May 31, 2015, 2014 and 2013 was $5.5 million, $3.8 million, $3.7 million, and $3.4 million, respectively. Amortization expense for current intangible assets is forecasted to be approximately $9 million in 2016 and approximately $8 million per year in 2017, 2018, 2019 and 2020. The weighted average amortization period for intangible assets subject to amortization is 14.4 years. The weighted average amortization period is 14.7 years for customer relationships, 5.0 years for non-compete agreements, 14.4 years for trade names, 10.0 years for technology, and 10.5 years for licenses.

8. OTHER ACCRUED LIABILITIES

A summary of other accrued liabilities as of December 31, 2015 and May 31, 2015 and 2014 is as follows (in thousands):

	December 31,	May 31,
	2015	2015	2014
Payroll and other compensation expenses	$21,878	$35,858	$28,737
Insurance accruals	7,008	5,712	5,897
Property, sales and other non-income related taxes	3,058	2,840	2,381
Lease commitments	1,721	1,703	1,881
Deferred revenue	1,355	1,116	1,198
Accrued commission	1,159	1,053	858
Volume discount	1,280	650	501
Contingent consideration	3,638	229	—
Other	8,699	5,024	6,938

Total	$49,796	$54,185	$48,391

9. INCOME TAXES

For the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013, we were taxed on income from continuing operations at an effective tax rate of 34%, 36%, 35% and 37%, respectively. Our income tax provision for seven months ended December 31, 2015 and years ended May 31, 2015, 2014 and 2013 was $4.6 million, $22.8 million, $16.2 million and $19.2 million, respectively, and includes federal, state and foreign taxes. The components of our tax provision were as follows (in thousands):

	Current	Deferred	Total
Seven months ended December 31, 2015:
U.S. Federal	$(4)	$1,667	$1,663
State & local	90	187	277
Foreign jurisdictions	2,128	505	2,633

	$2,214	$2,359	$4,573

Year ended May 31, 2015:
U.S. Federal	$17,183	$606	$17,789
State & local	2,634	(141)	2,493
Foreign jurisdictions	3,598	(1,087)	2,511

	$23,415	$(622)	$22,793

Year ended May 31, 2014:
U.S. Federal	$11,933	$358	$12,291
State & local	1,759	319	2,078
Foreign jurisdictions	3,573	(1,706)	1,867

	$17,265	$(1,029)	$16,236

Year ended May 31, 2013:
U.S. Federal	$7,947	$4,873	$12,820
State & local	1,847	236	2,083
Foreign jurisdictions	4,328	(20)	4,308

	$14,122	$5,089	$19,211

The components of pre-tax income for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013 were as follows (in thousands):

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Domestic	$6,627	$51,784	$38,214	$37,445
Foreign	6,824	11,506	8,171	14,480

	$13,451	$63,290	$46,385	$51,925

Income tax expense attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following (in thousands):

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Pre-tax income	$13,451	$63,290	$46,385	$51,925

Computed income taxes at statutory rate	4,710	$22,153	$16,235	$18,174
State income taxes, net of federal benefit	258	1,670	1,505	1,570
Foreign tax rate differential	(648)	(1,318)	(1,004)	(1,261)
Production activity deduction	(10)	(136)	(174)	(113)
Deferred taxes on investment in foreign subsidiaries	(335)	819	(1,133)	712
Non-deductible expenses	335	513	510	473
Foreign tax credits	(19)	(11)	(1,942)	(3)
Other tax credits	(446)	(223)	(244)	(337)
Dividend from foreign subsidiaries	—	—	2,062	—
Valuation allowance	771	(394)	414	65
Other	(43)	(280)	7	(69)

Total provision for income tax	$4,573	$22,793	$16,236	$19,211

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	May 31,
	2015	2015	2014
Deferred tax assets:
Accrued compensation and benefits	$4,023	$5,752	$3,625
Receivables	739	513	1,180
Inventory	552	553	560
Stock options	2,241	3,110	3,299
Foreign currency translation and other equity adjustments	5,189	2,897	1,242
Net operating loss carry forwards	1,420	1,198	352
Other	2,647	3,474	2,675

Deferred tax assets	16,811	17,497	12,933
Less: Valuation allowance	(857)	(85)	(479)

Deferred tax assets, net	15,954	17,412	12,454

Deferred tax liabilities:
Property, plant and equipment	(11,840)	(11,679)	(11,248)
Goodwill and intangible costs	(10,496)	(7,775)	(6,619)
Unremitted earnings of foreign subsidiaries	(1,669)	(2,004)	(1,185)
Prepaids	(580)	(1,610)	(1,318)
Other	(499)	(552)	(588)

Deferred tax liabilities	(25,084)	(23,620)	(20,958)

Net deferred tax liability	$(9,130)	$(6,208)	$(8,504)

As of December 31, 2015, we had a valuation allowance of $0.9 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to net operating loss carry forwards related to various foreign subsidiaries in the amount of $3.0 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider factors including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2015, we had net operating loss carry forwards totaling $1.9 million that were expected to be realized in the future periods. A total of $4.1 million has an unlimited carry forward period and will therefore not expire.

At December 31, 2015, undistributed earnings of foreign operations totaling $15.3 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

At December 31, 2015, we have established liabilities for uncertain tax positions of $0.5 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.

We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal year 2011. We are currently in the examination phase of IRS audits for the tax years ended May 31, 2011 and May 31, 2012 and expect these audits to be completed within the second quarter of 2016. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Seven Months Ended December 31,	Year Ended May 31,
	2015	2015	2014	2013
Balance at beginning of year	$477	$715	$697	$624
Additions based on tax positions related to prior years	62	68	110	191
Reductions based on tax positions related to prior years	—	(306)	—	—
Reductions resulting from a lapse of the applicable statute of limitations	—	—	(92)	(118)

Balance at end of year	$539	$477	$715	$697

We believe that in the next twelve months it is reasonably possible that $0.1 million of liabilities recorded for tax uncertainties will be effectively settled.

Recent Legislation

The Protecting Americans From Tax Hikes Act of 2015 (the PATH Act) was signed into law on December 18, 2015 and included an extension of the 50% bonus depreciation allowance, with a phase down of the bonus percentage amount for later years. The extended provision for 50% bonus depreciation specifically applies to qualifying property placed in service after December 31, 2014 and before January 1, 2018. The acceleration of deductions for the year ended December 31, 2015 on qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our current period effective tax rate because the acceleration of deductions does not result in permanent differences between asset bases for financial reporting purposes and income tax purposes. However, the ability to accelerate depreciation deductions decreased our cash taxes for the seven-month period ended December 31, 2015 by approximately $1.7 million. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. The PATH Act also reinstated and made permanent the research and development credit retroactively from January 1, 2015. This change in legislation resulted in a permanent decrease in income tax expense for the seven-month period ended December 31, 2015 of $0.4 million.

10. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT

In July 2015, we renewed our banking credit facility. The New Credit Facility has borrowing capacity of up to $500 million and consists of a $300 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The New Credit Facility matures in July 2020. The New Credit Facility bears interest based on a variable Eurodollar rate option (LIBOR plus 2.0% margin at December 31, 2015) and has commitment fees on unused borrowing capacity (0.35% at December 31, 2015). The New Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until August 31, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of December 31, 2015, we are in compliance with these covenants. With the change in our fiscal year end to December 31 of each calendar year, the amended test dates to determine compliance with the financial covenants will be the calendar year quarters subsequent to December 31, 2015. At December 31, 2015, we had $44.8 million of cash on hand and approximately $36 million of available borrowing capacity through our New Credit Facility. In connection with the renewal of our credit facility, we are amortizing $2.0 million of associated debt issuance costs over the life of the New Credit Facility. Our prior banking credit facility had borrowing capacity of up to $150 million in revolving loans and the same interest rate and commitment fee terms.

In February 2016, we entered into the Second Amendment to the New Credit Facility. The Second Amendment amended and restated certain portions of the New Credit Facility and updated certain terms and definitions. Among other things, the Second Amendment increased existing revolving credit facility by $100 million, with the resulting senior, secured credit facility being comprised of a $400 million revolving credit facility and a $200 million term loan facility. Second Amendment also increased the swing line facility from $25 million to $35 million.

Future maturities of long-term debt, are as follows (in thousands):

December 31
2016	$20,000
2017	20,000
2018	20,000
2019	20,000
2020	291,383
Thereafter	—

Total	$371,383

In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $13.2 million at December 31, 2015, $12.1 million at May 31, 2015 and $13.6 million at May 31, 2014. Outstanding letters of credit reduce amounts available under our New Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the New Credit Facility.

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

Our borrowing of €12.3 million under the New Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At December 31, 2015 the €12.3 million borrowing had a U.S. Dollar value of $13.4 million.

The amounts recognized in other comprehensive income, and reclassified into income, for the seven months ended December 31, 2015 and the twelve months ended May 31, 2015 and 2014, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income			Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Seven Months Ended December 31,	Twelve Months Ended May 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2015	2015	2014
Net investment hedge	$101	$(3,237)	$(775)	$—	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	December 31, 2015
	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,567)

	May 31, 2015			May 31, 2014
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,466)	Liability	Long-term debt	$(1,229)

We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $81.4 million at December 31, 2015 and are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases
2016	$22,127
2017	18,212
2018	13,635
2019	8,560
2020	4,865
Thereafter	14,038

Total	$81,437

Total rent expense resulting from operating leases for the seven months ended December 31, 2015 and the twelve months ended May 31, 2015, 2014 and 2013 was $18.8 million, $29.5 million, $26.2 million and $23.5 million, respectively.

11. FAIR VALUE MEASUREMENTS

We apply the provisions of ASC 820, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2015, May 31, 2015 and 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$3,638	$3,638
Net investment hedge	$—	$(4,567)	$—	$(4,567)

	May 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$1,407	$1,407
Net investment hedge	$—	$(4,466)	$—	$(4,466)

	May 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$2,015	$2,015
Net investment hedge	$—	$(1,229)	$—	$(1,229)

There were no transfers in and out of Level 1 & Level 2 during the seven months ended December 31, 2015 and during the years ended May 31, 2015 and 2014. There was a transfer in and out of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the seven months ended December 31, 2015 and no transfers in and out of Level 3 during the year ended May 31, 2015 and 2014.

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Seven Months Ended December 31, 2015	Twelve Months Ended May 31, 2015	Twelve Months Ended May 31, 2014
Beginning balance	$1,407	$2,015	$2,047
Accretion of liability	139	163	206
Foreign currency effects	—	(21)	—
Payment	(230)	(1,000)	—
Revaluation	(5,256)	—	(2,138)
Acquisitions	7,578	250	1,900

Ending balance	$3,638	$1,407	$2,015

12. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2015, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

Our share-based payments consist primarily of stock options, stock units, common stock and performance awards. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at December 31, 2015. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock. Compensation expense related to share-based compensation totaled $3.5 million, $4.8 million, $4.2 million, and $3.9 million for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014, and 2013, respectively. At December 31, 2015, $14.4 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.9 years. The tax benefit derived when share-based awards result in a tax deduction for the company was $0.4 million, $3.0 million, $1.1 million, and $3.0 million for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014, and 2013, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $3.0 million, $4.1 million, $3.7 million and $3.3 million for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013, respectively. Transactions involving our stock units and director stock grants during the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013 are summarized below:

	Seven Months Ended December 31, 2015		Year Ended May 31, 2015
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	304	$36.23	310	$31.42
Changes during the year:
Granted	197	$35.14	156	$39.51
Vested and settled	(126)	$34.43	(133)	$29.23
Cancelled	(4)	$39.27	(29)	$34.12

Stock and stock units, end of year	371	$36.26	304	$36.23

	Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	329	$26.07	342	$21.73
Changes during the year:
Granted	136	$36.70	141	$32.81
Vested and settled	(139)	$24.32	(143)	$22.53
Cancelled	(16)	$28.01	(11)	$23.58

Stock and stock units, end of year	310	$31.42	329	$26.07

Under a new performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense of $0.3 million and $0.2 million related to performance awards was recognized for the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively. Transactions involving our performance awards during the seven months ended December 31, 2015 and the year ended May 31, 2015, are summarized below:

	Seven Months Ended December 31, 2015		Year Ended May 31, 2015
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of year	23	$42.25	—	$—
Changes during the year:
Granted	36	$33.91	23	$42.25
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—

Long-term performance stock units, end of year	59	$37.16	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.2 million for the seven months ended December 31, 2015, $0.5 million for the year ended May 31, 2015 and $0.6 million for the years ended May 31, 2014 and 2013. Transactions involving our performance awards during the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013 are summarized below:

	Seven Months Ended December 31, 2015		Year Ended May 31, 2015
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	28	$32.86	50	$30.63
Changes during the year:
Granted	—	$—	—	$—
Vested and settled	(15)	$30.82	(22)	$27.66
Cancelled	—	$—	—	$—

Performance awards, end of year	13	$35.15	28	$32.86

	Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	57	$25.47	64	$21.86
Changes during the year:
Granted	17	$36.40	19	$32.89
Vested and settled	(24)	$22.65	(26)	$22.04
Cancelled	—	$—	—	$—

Performance awards, end of year	50	$30.63	57	$25.47

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014, and 2013 are summarized below:

	Seven Months Ended December 31, 2015		Year Ended May 31, 2015
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	490	$24.80	816	$19.61
Changes during the year:
Granted	—	$—	—	$—
Exercised	(109)	$21.41	(326)	$11.79
Cancelled	—	$—	—	$—
Expired	(5)	$30.33	—	$—

Shares under option, end of year	376	$25.71	490	$24.80
Exercisable at end of year	376	$25.71	490	$24.80

	Year Ended May 31, 2014		Year Ended May 31, 2013
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	1,052	$20.24	1,562	$18.95
Changes during the year:
Granted	—	$—	—	$—
Exercised	(232)	$22.69	(509)	$16.25
Cancelled	—	$—	(1)	$30.33
Expired	(4)	$6.96	—	$—

Shares under option, end of year	816	$19.61	1,052	$20.24
Exercisable at end of year	816	$19.61	1,052	$20.24

Options exercisable at December 31, 2015 had a weighted-average remaining contractual life of 1.5 years. For total options outstanding at December 31, 2015, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$9.63 to $12.82	30	$12.63	0.7
$12.83 to $16.03	69	$15.15	0.8
$16.04 to $32.05	277	$29.78	1.8

	376	$25.71	1.5

13. EMPLOYEE BENEFIT PLANS

Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the seven months ended December 31 2015 and the years ended May 31, 2015, 2014 and 2013, were approximately $3.0 million, $4.8 million, $4.4 million and $3.7 million, respectively, and are included in selling, general and administrative expenses.

14. COMMITMENTS AND CONTINGENCIES

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Con Ed located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of December 31, 2015, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.

Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (“Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to a specific type of visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial in the first calendar quarter of 2017. The Washington Case does not have a trial date scheduled.

We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

We establish a liability for loss contingencies, when information available to us indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Revenues:
IHT	$351,949	$467,099	$408,259	$380,518
MS	178,238	300,456	275,322	276,360
Quest Integrity	41,531	74,492	65,946	57,433

Total	$571,718	$842,047	$749,527	$714,311

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Operating income:
IHT	$31,175	$60,198	$47,787	$45,307
MS	14,335	28,713	26,177	29,228
Quest Integrity	5,491	13,196	9,260	9,400
Corporate and shared support services	(31,839)	(33,642)	(29,803)	(28,333)

Total	$19,162	$68,465	$53,421	$55,602

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Capital expenditures:
IHT	$6,557	$10,276	$8,104	$8,042
MS	5,656	4,916	6,114	8,401
Quest Integrity	1,993	2,961	4,366	5,384
Corporate and shared support services	11,596	10,616	14,432	4,241

Total	$25,802	$28,769	$33,016	$26,068

	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2015	2015	2014	2013
Depreciation and amortization:
IHT	$10,568	$8,413	$7,953	$7,673
MS	4,779	7,583	7,208	7,007
Quest Integrity	3,403	5,704	5,475	4,417
Corporate and shared support services	676	1,087	832	567

Total	$19,426	$22,787	$21,468	$19,664

Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues and total assets are as follows for the seven months ended December 31, 2015 and the years ended May 31, 2015, 2014 and 2013 (in thousands):

	Total Revenues	Total Assets
Seven months ended December 31, 2015
United States	$448,508	$682,124
Canada	71,325	59,626
Europe	27,718	33,271
Other foreign countries	24,167	23,970

Total	$571,718	$798,991

Year ended May 31, 2015
United States	$625,044	$399,173
Canada	132,573	68,043
Europe	47,524	34,612
Other foreign countries	36,906	22,005

Total	$842,047	$523,833

Year ended May 31, 2014
United States	$540,967	$353,624
Canada	126,874	68,515
Europe	42,248	38,870
Other foreign countries	39,438	23,932

Total	$749,527	$484,941

Year ended May 31, 2013
United States	$508,928	$334,579
Canada	135,527	68,164
Europe	37,787	35,734
Other foreign countries	32,069	21,726

Total	$714,311	$460,203

16. UNCONSOLIDATED SUBSIDIARIES

Our earnings from unconsolidated affiliates consisted entirely of our joint venture (50% ownership) to perform non-destructive testing and inspection services in Alaska. At December 31, 2013, the joint venture was dissolved and the net assets were liquidated resulting in no material gain or loss. However, the operations of the joint venture have been continued by our IHT division. Revenues from the joint venture not reflected in our consolidated revenues were zero for the seven months ended December 31, 2015 and the year ended May 31, 2015 and $8.5 million for the year ended May 31, 2014.

17. VENEZUELAN OPERATIONS

In June 2015, we disposed of our Venezuelan operations and realized no gain or loss from the transaction. Our annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the quarter ended February 28, 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income and began reflecting all effects as a component of other income in our statement of operations.

Prior to February 1, 2015, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and U.S. Dollar, and have restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. Dollars. These exchange regulations, combined with other recent Venezuelan regulations, have constrained equipment availability and are now significantly limiting our Venezuelan operations’ ability to maintain normal operations. As a result of these conditions, and in accordance with ASC 810, Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. The change, which we made effective February 1, 2015, resulted in a pre-tax charge of $1.2 million for twelve months ended May 31, 2015.

During the year ended May 31, 2014, we began using an alternative Venezuelan, state-run exchange rate, commonly referred to as SICAD-1, to translate local currency financial statements. As a result of the revaluation, we recognized a $1.9 million foreign currency loss in the quarter ended February 28, 2014. In March 2014, a market-based, state-run exchange, commonly referred to as SICAD-2, was initiated by the Central Bank of Venezuela. From March 2014, Team began using the nascent market-based, state-run exchange rate, commonly referred to as SICAD-2 (approximately 50 Bolivars to the U.S. Dollar) to translate local currency financial statements, changing from the SICAD-1 rate (which fluctuated between 10 and 11.8 Bolivars per U.S. Dollar). As a result, Team incurred an additional $2.1 million currency exchange loss associated with a further revaluation of our Venezuelan business in the quarter ended May 31, 2014.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of changes in accumulated other comprehensive income included within shareholders’ equity is as follows (in thousands):

	Seven Months Ended December 31, 2015
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance at beginning of year	$(20,896)	$4,466	$2,892	$(13,538)
Other comprehensive income before tax	(7,228)	101	2,291	(4,836)

Balance at end of year	$(28,124)	$4,567	$5,183	$(18,374)

	Twelve Months Ended May 31, 2015				Twelve Months Ended May 31, 2014
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance at beginning of year	$(5,145)	$1,229	$1,237	$(2,679)	$(3,532)	$2,004	$(261)	$(1,789)
Other comprehensive income before tax	(15,822)	3,237	1,655	(10,930)	(1,613)	(775)	1,498	(890)
Non-controlling interest	71	—	—	71	—	—	—	—

Balance at end of year	$(20,896)	$4,466	$2,892	$(13,538)	$(5,145)	$1,229	$1,237	$(2,679)

The following table represents the related tax effects allocated to each component of other comprehensive income (in thousands):

	Seven Months Ended December 31, 2015			Twelve Months Ended May 31, 2015
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(7,228)	$2,330	$(4,898)	$(15,822)	$2,559	$(13,263)
Foreign currency hedge	101	(39)	62	3,237	(904)	2,333

Total	$(7,127)	$2,291	$(4,836)	$(12,585)	$1,655	$(10,930)

	Twelve Months Ended May 31, 2014			Twelve Months Ended May 31, 2013
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,613)	$1,213	$(400)	$1,070	$130	$1,200
Foreign currency hedge	(775)	285	(490)	(674)	281	(393)

Total	$(2,388)	$1,498	$(890)	$396	$411	$807

19. REPURCHASE OF COMMON STOCK

On October 1, 2013, our Board approved an initial $25 million stock repurchase plan, superseding and replacing our previous stock repurchase plan. During the quarter ended November 30, 2013, we repurchased 369,900 shares for a total cost of $13.3 million. These shares, along with 89,569 shares purchased under a previous plan in a prior period at a cost of $1.3 million, were retired and are not included in common stock issued and outstanding as of May 31, 2014. The retirement of the shares purchased resulted in a reduction in common stock of $0.1 million, a reduction of $2.2 million to additional paid-in capital, and a $12.3 million reduction in retained earnings.

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million (net of the $13.3 million repurchased in the quarter ended November 30, 2013). During twelve months ended May 31, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. At December 31, 2015, $15.5 million remained available to repurchase shares under the stock repurchase plan.

20. SUBSEQUENT EVENTS

In November 2015, Team and Furmanite entered into the Merger Agreement under which we would acquire all the outstanding shares of Furmanite in a stock transaction. Under the terms of the Merger Agreement, Furmanite shareholders will receive 0.215 shares of Team common stock for each share of Furmanite common stock they own. Furmanite stock options and restricted shares, restricted and performance stock units were estimated based on the terms of the merger agreement. The merger was completed on February 29, 2016 at a value of approximately $282.0 million which included the assumption of $69.0 million in debt. We expect the transaction to contribute approximately $400 million in annual revenue. The combined company will comprise more than 8,300 employees and 220 locations in 22 countries. The combination will approximately double the size of Team’s mechanical services capabilities and establish a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, the capability and capacity of the combined entity will offer an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution. Team expects to realize certain cost synergies within a two year period of closing primarily associated with the elimination of duplicative public company costs and back office support functions.

The accounting for our merger with Furmanite has not been completed because we have not finalized the valuation of acquired tangible and intangible assets, as well as related tax impacts.

In the seven months ended December 31, 2015, we recognized $3.0 million of acquisition costs related to the Furmanite merger, which were included in selling, general and administrative expenses in the consolidated statement of income.

Additional funds from the increased New Credit Facility (See Note 10) will be utilized to settle Furmanite debt.

21. SEVEN MONTHS ENDING DECEMBER 31, 2014 COMPARATIVE DATA (Unaudited)

The condensed consolidated statement of income for the seven months ended December 31, 2014 is as follows: (In thousands, except per share data)

Seven Months Ended December 31,
2014
Revenues	$487,408
Operating expenses	337,977

Gross margin	149,431
Selling, general and administrative expenses	109,348

Operating income	40,083
Interest expense, net	1,332
Foreign currency loss	1,197

Earnings before income taxes	37,554
Less: Provision for income taxes	13,622

Net income	23,932
Less: loss attributable to non-controlling interest	214

Net income available to Team shareholders	$23,718

Net income per share: Basic	$1.15
Net income per share: Diluted	$1.08

Weighted average shares outstanding:
Basic	20,593
Diluted	21,907

22. QUARTERLY FINANCIAL DATA (Unaudited)

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

FIVE YEAR COMPARISON

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (In thousands, except per share data)

	Seven Months Ended December 31,	Year Ended May 31,
	2015	2015	2014	2013	2012	2011
Statements of income data:
Revenues	$571,718	$842,047	$749,527	$714,311	$623,740	$508,020
Operating income	$19,162	$68,465	$53,421	$55,602	$56,497	$42,475
Net income available to Team shareholders	$8,878	$40,070	$29,855	$32,436	$32,911	$26,585
Net income per share
Basic	$0.43	$1.95	$1.46	$1.61	$1.67	$1.38
Diluted	$0.41	$1.85	$1.40	$1.53	$1.59	$1.32
Weighted-average shares outstanding
Basic	20,852	20,500	20,439	20,203	19,667	19,206
Diluted	21,425	21,651	21,285	21,166	20,660	20,083

Balance sheet data:
Total assets	$798,991	$523,833	$484,941	$460,203	$403,788	$355,486
Long-term debt and other long-term liabilities	$368,685	$97,234	$92,753	$95,209	$97,131	$86,299
Stockholders’ equity	$338,146	$335,375	$317,045	$292,190	$245,001	$209,446
Working capital	$222,399	$197,472	$173,671	$174,114	$157,019	$130,533
Non-controlling interest	$—	$6,034	$5,678	$5,384	$5,097	$4,983

Other financial data:
Depreciation and amortization	$19,426	$22,787	$21,468	$19,664	$17,469	$14,584
Share-based compensation	$3,469	$4,838	$4,239	$3,931	$4,386	$4,993
Capital expenditures	$25,802	$28,769	$33,016	$26,068	$23,924	$13,158