Form 10-Q
period 2016-03-31
TEAM INC
filed 2016-05-10
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,509,514 shares of common stock, par value $0.30, outstanding and 606,977 shares of treasury stock as of April 30, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,309	$44,825
Restricted cash	5,000	5,000
Receivables, net of allowance of $4,339 and $3,548	293,606	214,324
Inventory	66,041	27,936
Income tax receivable	12,541	3,893
Deferred income taxes	19,633	6,917
Prepaid expenses and other current assets	24,634	11,664
Total current assets	509,764	314,559
Property, plant and equipment, net	201,015	124,983
Intangible assets, net of accumulated amortization of $24,403 and $21,161	166,851	99,119
Goodwill	294,918	256,654
Other assets, net	3,759	2,421
Deferred income taxes	4,247	1,255
Total assets	$1,180,554	$798,991
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	38,472	22,364
Other accrued liabilities	81,482	49,796
Total current liabilities	139,954	92,160
Deferred income taxes	57,142	17,302
Long-term debt	416,886	351,383
Defined benefit pension liability	13,805	—
Other long-term liabilities	3,583	—
Total liabilities	631,370	460,845
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,115,641 and 21,836,694 shares issued	9,034	6,552
Additional paid-in capital	332,314	120,126
Retained earnings	244,546	250,980
Accumulated other comprehensive loss	(13,852)	(18,374)
Treasury stock at cost, 606,977 and 546,977 shares	(22,858)	(21,138)
Total equity	549,184	338,146
Total liabilities and equity	$1,180,554	$798,991
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$250,854	$192,407
Operating expenses	184,872	138,364
Gross margin	65,982	54,043
Selling, general and administrative expenses	73,362	46,344
Operating income (loss)	(7,380)	7,699
Interest expense, net	2,935	567
Foreign currency loss	38	374
Other expense / (income), net	(10)	1,179
Earnings (loss) from continuing operations before income taxes	(10,343)	5,579
Less: Provision (benefit) for income taxes	(3,783)	2,213
Income (loss) from continuing operations	(6,560)	3,366
Income from discontinued operations, net of income tax	126	—
Net income (loss)	(6,434)	3,366
Less: Income attributable to non-controlling interest	—	60
Net income (loss) available to Team shareholders	$(6,434)	$3,306

Basic earnings (loss) per share:
Continuing operations	$(0.27)	$0.16
Discontinued operations	—	—
Net income (loss)	$(0.27)	$0.16
Diluted earnings (loss) per share:
Continuing operations	$(0.27)	$0.15
Discontinued operations	—	—
Net income (loss)	$(0.27)	$0.15

Amounts attributable to Team shareholders:
Income (loss) from continuing operations, net of tax	$(6,560)	$3,306
Income from discontinued operations, net of tax	126	—
Net income (loss)	$(6,434)	$3,306

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(6,434)	$3,366
Foreign currency translation adjustment	6,226	(7,749)
Foreign currency hedge	(553)	1,607
Tax (provision) benefit attributable to other comprehensive income (loss)	(1,151)	986
Total comprehensive loss	(1,912)	(1,790)
Less: Total comprehensive income attributable to non-controlling interest	—	43
Total comprehensive loss available to Team shareholders	$(1,912)	$(1,833)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2016	21,837	(547)	$6,552	$(21,138)	$120,126	$—	$250,980	$(18,374)	$338,146
Net loss	—	—	—	—	—	—	(6,434)	—	(6,434)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	4,863	4,863
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(341)	(341)
Non-cash compensation	—	—	—	—	2,089	—	—	—	2,089
Tax benefit of exercise of stock options	—	—	—	—	107	—	—	—	107
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	—	211,530
Exercise of stock options	71	—	20	—	981	—	—	—	1,001
Purchase of treasury stock	—	(60)	—	(1,720)	—	—	—	—	(1,720)
Other	—	—	—	—	(57)	—	—	—	(57)
Balance at March 31, 2016	30,116	(607)	$9,034	$(22,858)	$332,314	$—	$244,546	$(13,852)	$549,184

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Non Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2015	20,700	—	$6,211	$—	$109,700	$5,855	$225,747	$(8,406)	$339,107
Net income	—	—	—	—	—	—	3,366	—	3,366
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(6,138)	(6,138)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	982	982
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	43	(60)	17	—
Non-cash compensation	—	—	—	—	1,286	—	—	—	1,286
Vesting of stock awards	1	—	—	—	(15)	—	—	—	(15)
Tax benefit of exercise of stock options	—	—	—	—	589	—	—	—	589
Exercise of stock options	82	—	25	—	1,022	—	—	—	1,047
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)
Balance at March 31, 2015	20,783	(547)	$6,236	$(21,138)	$112,582	$5,898	$229,053	$(13,545)	$319,086

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,434)	$3,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investment in Venezuela	—	1,177
Depreciation and amortization	10,069	5,690
Amortization of deferred loan costs	113	56
Provision for doubtful accounts	757	529
Foreign currency loss	38	374
Deferred income taxes	390	1,741
(Gain) loss on asset disposal	(105)	473
Non-cash compensation cost	2,089	1,286
Other, net	(155)	—
(Increase) decrease, net of the effect of acquisitions:
Receivables	8,138	(3,507)
Inventory	929	(1,630)
Prepaid expenses and other current assets	1,508	(456)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	3,550	5,543
Other accrued liabilities	5,321	4,097
Income taxes	(4,709)	(8,834)
Net cash provided by operating activities	21,499	9,905
Cash flows from investing activities:
Capital expenditures	(11,580)	(7,648)
Business acquisitions, net of cash acquired	(33,077)	—
Proceeds from sale of assets	1,232	52
Decrease in other assets, net	92	98
Change related to Venezuelan operations	—	(617)
Net cash used in investing activities	(43,333)	(8,115)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	64,950	10,670
Purchase of treasury stock	(1,720)	(21,138)
Debt issuance costs	(380)	—
Corporate tax effect from share-based payment arrangements	107	589
Issuance of common stock from share-based payment arrangements	1,001	1,047
Payments related to withholding tax for share-based payment arrangements	—	(15)
Net cash provided by (used in) financing activities	63,958	(8,847)
Effect of exchange rate changes on cash	1,360	(1,925)
Net increase (decrease) in cash and cash equivalents	43,484	(8,982)
Cash and cash equivalents at beginning of period	44,825	44,426
Cash and cash equivalents at end of period	$88,309	$35,444
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teaminc.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”. On November 10, 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. Accordingly, we have recast the prior-period comparative financial information presented in this report to align with our new fiscal calendar.
We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Team Qualspec Group (“Team Qualspec”) (formerly the Inspection and Heat Treating Services Group), Team Furmanite Group (“Team Furmanite”) (formerly the Mechanical Services Group) and Quest Integrity Group (“Quest Integrity”). While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.
Inspection and assessment services are offered in both Team Qualspec and Quest Integrity. Team Qualspec provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.
Turnaround services are offered in both Team Qualspec and Team Furmanite. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of Team Furmanite and the field heat treating services that are part of Team Qualspec.
On-stream services are offered by Team Furmanite and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
We offer these services in over 220 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at December 31, 2015 is derived from the December 31, 2015 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015.
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
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition-related tangible and intangible assets and assessments of all long lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) estimating the value associated with contingent consideration payment arrangements and (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans.
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at March 31, 2016 and December 31, 2015 is $43.3 million and $17.5 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Restricted cash. We have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec Group LLC (“Qualspec”) purchase agreement. Based on Qualspec’s results through December 31, 2015, the contingent consideration will not be paid and, accordingly, this cash will become unrestricted in the second calendar quarter of 2016.
Inventory. We use the first-in, first-out method to determine inventory cost, except that inventory cost of Furmanite Corporation (“Furmanite”) and its subsidiaries, which we acquired on February 29, 2016 (see Note 2), is determined based on weighted-average cost. Inventory includes material, labor and certain fixed overhead costs. Inventory is stated at the lower of cost or market. Inventory quantities on hand are reviewed periodically and carrying cost is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
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

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”) . Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

The test for impairment is a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date changed to December 1, effective December 1, 2015.

Due to the changes in the underlying assumptions surrounding our goodwill testing as a result of significant acquisitions (see Note 2), we performed a quantitative analysis of goodwill to test for impairment at December 1, 2015 and concluded there was no impairment.

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
There was $294.9 million and $256.7 million of goodwill at March 31, 2016 and December 31, 2015, respectively. See Note 2 for additional information related to the acquisitions that increased goodwill in the period. A rollforward of goodwill for the three months ended March 31, 2016 is as follows (in thousands):

	Three Months Ended March 31, 2016
	(unaudited)
	Team Qualspec	Team Furmanite	Quest Integrity	Total
Balance at beginning of period	$207,497	$19,874	$29,283	$256,654
Acquisitions	—	36,720	—	36,720
Foreign currency adjustments	1,054	386	104	1,544
Balance at end of period	$208,551	$56,980	$29,387	$294,918
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
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Furmanite has not yet been incorporated into our existing insurance coverage and is currently maintaining separate insurance policies and has separate self-insurance retention amounts, with such self-retention amounts generally below the levels noted above. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At March 31, 2016 and December 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $63.9 million and $47.1 million, respectively.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income from discontinued operations or net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income from discontinued operations or net income (loss) available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock prior to the acquisition of that interest.

Amounts used in basic and diluted earnings (loss) per share, for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	24,030	20,396
Stock options, stock units and performance awards	—	338
Conversion of non-controlling interest	—	858
Total shares and dilutive securities	24,030	21,592
For the three months ended March 31, 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations for the period. There were no stock options outstanding during the three months ended March 31, 2015 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.
Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction gains and losses are included in our statements of operations.
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Australian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months ended March 31, 2016 nor as of the balance sheet dates of March 31, 2016 and December 31, 2015.
Defined Benefit Pension Plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Newly Adopted Accounting Principles
ASU No. 2015-03 and ASU No. 2015-15. In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs.
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), that adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Team adopted ASU 2015-15 effective upon adoption of ASU 2015-03 on January 1, 2016. Because essentially all of Team’s deferred debt issuance costs relate to line-of-credit arrangements, we have elected to continue presenting such costs as an asset. Therefore, adoption of ASU 2015-03 and ASU 2015-15 did not have any impact on our results of operations, financial position or cash flows.
ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. Team adopted the update effective January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on our results of operations, financial position or cash flows.
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
ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards (“IFRS”). Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. We will adopt ASU 2016-02 effective January 1, 2019. We are currently evaluating the impact this standard will have on our ongoing financial reporting.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our financial position or cash flows. Upon adoption, on a prospective basis, our income tax expense will be impacted by future excess tax benefits or deficiencies that under previous GAAP were recognized within stockholders’ equity rather than through the statement of operations.
2. ACQUISITIONS
Furmanite
In November 2015, Team and Furmanite entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger was completed on February 29, 2016. Pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of Furmanite in a stock transaction whereby Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. Outstanding Furmanite share-based payment awards were generally converted into comparable share-based awards of Team, with certain awards vesting upon the closing of the merger, pursuant to the Merger Agreement. The combined company is a premier non-destructive testing (“NDT”) inspection and specialty mechanical services company with a strong presence in North America and comprises more than 8,300 employees and 220 locations in 22 countries. The combination is expected to double the size of Team’s mechanical services capabilities and establish a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, the capability and capacity of the combined entity will offer an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution.
The acquisition-date fair value of the consideration transferred totaled $282.3 million, which consisted of the following (in thousands, except shares):

February 29, 2016
(unaudited)
Common stock (8,208,006 shares)	$209,529
Converted share-based payment awards	2,001
Cash	70,811
Total consideration	$282,341
The fair value of the 8,208,006 common shares issued was determined based on the closing market price of our common shares on the acquisition date of February 29, 2016. The issuance of common shares in the acquisition is a non-cash financing activity that has been excluded from the statement of cash flows. The fair value of the converted share-based payment awards reflects an apportionment of the fair value of the awards, based on the closing market price of our common shares and other assumptions as of the acquisition date, that is attributable to employee service completed prior to the acquisition date. The fair value of the awards attributable to service after the acquisition date is recognized as share-based compensation expense over the applicable vesting periods. The cash consideration represents amounts Team paid, immediately prior to the closing of the acquisition, to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. The cash portion of the consideration was financed through additional borrowings under our banking credit facility.
The following table presents the preliminary purchase price allocation for Furmanite (in thousands):

February 29, 2016
(unaudited)
Cash and cash equivalents	$37,734
Accounts receivable	85,814
Inventory	38,896
Current deferred tax assets	11,563
Prepaid expenses and other current assets	19,405
Plant, property and equipment	70,539
Intangible assets	70,800
Goodwill	36,720
Other non-current assets	3,709
Total assets acquired	$375,180

Accounts payable	$12,360
Other accrued liabilities	26,950
Income taxes payable	229
Non-current deferred tax liabilities	37,097
Defined benefit pension liability	13,509
Other long-term liabilities	2,694
Total liabilities assumed	92,839
Net assets acquired	$282,341
The preliminary purchase price allocation shown above and the disclosures below are based upon the fair values at the acquisition date and are subject to change within the measurement period as additional information is obtained. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. To the extent that our estimates require adjustment, we will modify the provisional amounts. Given the size, complexity and timing of the acquisition, the valuation of certain assets and liabilities is still being finalized. The fair value of the acquired working capital, which includes accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities is provisional subject to the completion of our detailed review of the underlying accounts. The fair value of the acquired property, plant and equipment and identifiable intangible assets is provisional pending the completion of and our review of the valuation reports for those assets from a third-party valuation firm. The valuation of Furmanite’s tax accounts is provisional pending the completion of and our review of Furmanite’s tax returns to be filed for periods up to the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 10.
Of the $70.8 million of acquired intangible assets, $51.6 million was assigned to customer relationships with an estimated useful life of 12 years and $16.9 million was assigned to trade names with a weighted-average estimated useful life of 12 years and $2.3 million was assigned to developed technology with an estimated useful life of 10 years.
The $36.7 million of goodwill was assigned to the Team Furmanite segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Furmanite. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of accounts receivable acquired was $85.8 million, with the gross contractual amount being $88.0 million. We expect $2.2 million to be uncollectible.
For the three months ended March 31, 2016, we recognized a total of $6.1 million of acquisition costs related to the Furmanite acquisition, which were included in selling, general and administrative expenses in the consolidated statement of operations.
Our consolidated results include the activity of Furmanite beginning on the acquisition date of February 29, 2016. The amounts of revenue and earnings (loss) of Furmanite included in the consolidated statement of operations from the acquisition date to March 31, 2016 are as follows (in thousands):

February 29, 2016 to March 31, 2016
(unaudited)
Revenue	$28,884
Net loss	$(1,674)
Certain transactions related to the Furmanite acquisition were recognized separately from the acquisition of assets and assumption of liabilities in accordance with GAAP. These transactions, which were attributable to certain compensation (both cash and share-based) that was paid or became payable in conjunction with the closing of the acquisition, totaled $4.7 million and were recognized as selling, general and administrative expenses during the three months ended March 31, 2016.
Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Furmanite had occurred at the beginning of fiscal year 2015. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of fiscal year 2015, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data
	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$294,624	$278,371
Income (loss) from continuing operations attributable to Team shareholders	$(4,837)	$2,987
Earnings (loss) per share from continuing operations:
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10
These amounts have been calculated after applying Team’s accounting policies and adjusting the results of Furmanite to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2015, together with the related tax effects. Additionally, these pro forma results exclude discontinued operations as well as the impact of costs related to the Furmanite acquisition included in the historical results.

Qualspec
In July 2015, we acquired 100% of Qualspec for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec is expected to add strength to our resident refinery inspection programs with major customer relationships across the U.S., and to add to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility.
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
The following table presents the purchase price allocation for Qualspec (in thousands):

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
The $148.5 million of goodwill was assigned to the Team Qualspec segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Qualspec. About $109.6 million of the goodwill is expected to be deductible for income tax purposes.
The fair value of accounts receivables acquired was $21.5 million, with the gross contractual amount being $22.5 million. We expect $1.0 million to be uncollectible.
Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015.

The amounts of revenue and earnings of Qualspec included in the consolidated statement of operations (in the Team Qualspec segment) for the three months ended March 31, 2016 are as follows:

Three Months Ended March 31, 2016
(unaudited)
Revenue	$39,039
Net Income	$207
Quest Integrity
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
3. RECEIVABLES
A summary of accounts receivable as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Trade accounts receivable	$234,025	$170,774
Unbilled revenues	63,920	47,098
Allowance for doubtful accounts	(4,339)	(3,548)
Total	$293,606	$214,324
4. INVENTORY
A summary of inventory as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$7,243	$3,167
Work in progress	11,923	1,018
Finished goods	46,875	23,751
Total	$66,041	$27,936

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Land	$7,445	$3,124
Buildings and leasehold improvements	39,142	29,690
Machinery and equipment	230,352	174,222
Furniture and fixtures	7,584	6,561
Capitalized ERP system development costs	30,484	25,606
Computers and computer software	11,351	8,062
Automobiles	5,578	5,280
Construction in progress	10,006	5,177
Total	341,942	257,722
Accumulated depreciation and amortization	(140,927)	(132,739)
Property, plant and equipment, net	$201,015	$124,983

At the end of 2013, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be installed by the end of calendar year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through March 31, 2016, we have capitalized $30.7 million associated with the project that includes $0.6 million of capitalized interest.
6. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016			December 31, 2015
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,988	$(15,396)	$139,592	$103,288	$(12,995)	$90,293
Non-compete agreements	4,974	(3,614)	1,360	4,898	(3,468)	1,430
Trade names	23,197	(2,466)	20,731	6,299	(1,940)	4,359
Technology	7,412	(2,694)	4,718	5,112	(2,541)	2,571
Licenses	683	(233)	450	683	(217)	466
Total	$191,254	$(24,403)	$166,851	$120,280	$(21,161)	$99,119
Amortization expense for the three months ended March 31, 2016 and 2015 was $3.1 million and $0.9 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Payroll and other compensation expenses	$42,493	$21,878
Insurance accruals	9,619	7,008
Property, sales and other non-income related taxes	4,228	3,058
Deferred revenue	3,175	1,355
Acquisition-related costs	2,924	370
Contingent consideration	2,782	3,638
Lease commitments	2,426	1,721
Accrued commission	1,649	1,159
Accrued interest	1,214	984
Volume discount	728	1,280
Other	10,244	7,345
Total	$81,482	$49,796
8. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at March 31, 2016) and has commitment fees on unused borrowing capacity (0.40% at March 31, 2016). The Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until June 30, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of March 31, 2016, we are in compliance with these covenants. At March 31, 2016, we had $88.3 million of cash on hand and approximately $57 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $2.6 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.8 million at March 31, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
ASC 815, Derivatives and Hedging (“ASC 815”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counter-party credit risk to our derivative contracts when valuing our derivative instruments.
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At March 31, 2016, the €12.3 million borrowing had a U.S. Dollar value of $14.0 million.

The amounts recognized in other comprehensive income (loss), and reclassified into income, for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Net investment hedge	$(553)	$1,607	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	March 31, 2016			December 31, 2015
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,014)	Liability	Long-term debt	$(4,567)

In connection with our acquisition of Furmanite in February 2016, we assumed additional obligations under various non-cancellable operating leases, primarily consisting of facility and auto leases. Future payments under these additional operating leases, which expire at various dates, are estimated at approximately $33 million.

9. RETIREMENT PLANS
In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately three percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedule of net periodic pension cost includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Net periodic pension cost, from the date of the Furmanite acquisition, for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Service cost	$7	$—
Interest cost	267	—
Expected return on plan assets	(273)	—
Net periodic pension cost	$1	$—
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.9% overall, 6.2% for equities and 2.2% for bonds. We expect to contribute $1.3 million to the pension plan for 2016, of which $0.1 million has been contributed through March 31, 2016.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2016
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$3,715	$3,715
Net investment hedge	$—	$(4,014)	$—	$(4,014)

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$3,638	$3,638
Net investment hedge	$—	$(4,567)	$—	$(4,567)

There were no transfers in and out of Level 1 & Level 2 during the three months ended March 31, 2016 and 2015. There was a transfer out of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the year ended December 31, 2015 and no transfers in and out of Level 3 during the three months ended March 31, 2016.
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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Three Months Ended March 31, 2016
(unaudited)
Balance, beginning of period	$3,638
Accretion of liability	77
Balance, end of period	$3,715
11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2016, there were approximately 1.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at March 31, 2016. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
In connection with the acquisition of Furmanite in February 2016, we assumed the share plan related to Furmanite employee grants. As provided for in the Merger Agreement, each option to purchase Furmanite common stock outstanding immediately prior to the closing of the acquisition was converted into an option to purchase Team common stock, adjusted by the 0.215 exchange ratio. Similarly, each previously existing Furmanite restricted share, restricted stock unit or performance stock unit outstanding immediately prior to the acquisition were converted into Team restricted stock units, also at the 0.215 exchange ratio. The converted awards generally have the same terms and conditions as the replaced awards, except the vesting of certain awards was accelerated to the acquisition date and any performance conditions associated with the Furmanite awards no longer apply. The fair value of the options was determined using a Black-Scholes model, while the fair value of the restricted stock units was determined based on the market price on the acquisition date. The fair value of the converted Furmanite awards was allocated between consideration transferred in the acquisition and future share-based compensation expense, based on past service completed and future service required. The converted Furmanite awards have been identified, as applicable, in the tables that follow.
Compensation expense related to share-based compensation totaled $2.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, $15.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years. The tax benefit derived when share-based awards result in a tax deduction for the Company was $0.1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $1.8 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Transactions involving our stock units and director stock grants during the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	371	$36.26	328	$36.14
Changes during the period:
Granted	70	$25.30	—	$—
Assumed - Furmanite acquisition	40	$25.63	—	$—
Vested and settled	—	$—	(1)	$35.87
Cancelled	(3)	$28.09	(2)	$35.51
Stock and stock units, end of period	478	$33.83	325	$36.14
Under a performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our executive officers are subject to a three-year performance period and a concurrent three-year service period. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense related to performance awards totaled $0.2 million and $0.1 million dollars for the three months ended March 31, 2016 and 2015, respectively. Transactions involving our performance awards during the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	23	$42.25
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	59	$37.16	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Transactions involving our performance awards during the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	13	$35.15	28	$32.86
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Performance awards, end of period	13	$35.15	28	$32.86
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the three months ended March 31, 2016, related to the recently converted Furmanite awards, was not material. There was no compensation expense related to stock options for the three months ended March 31, 2015 as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	376	$25.71	691	$21.26
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	132	$33.20	—	$—
Exercised	(64)	$15.67	(81)	$12.80
Cancelled	(2)	$50.10	—	$—
Expired	(5)	$30.33	—	$—
Shares under option, end of period	437	$29.26	610	$22.39
Exercisable at end of period	419	$28.92	610	$22.39

Options exercisable at March 31, 2016 had a weighted-average remaining contractual life of 2.3 years. For total options outstanding at March 31, 2016, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$10.09 to $15.14	34	$12.69	0.5
$15.15 to $20.19	5	$15.27	0.6
$20.20 to $25.24	17	$21.57	4.9
$25.25 to $30.28	62	$27.76	1.4
$30.29 to $35.33	283	$30.85	2.5
$35.34 to $40.38	25	$36.00	1.1
$40.39 to $50.47	11	$50.40	5.3
	437	$29.26	2.3
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(28,124)	$4,567	$5,183	$(18,374)	$(13,718)	$3,028	$2,284	$(8,406)
Other comprehensive income (loss) before tax	6,226	(553)	(1,151)	4,522	(7,749)	1,607	986	(5,156)
Non-controlling interest	—	—	—	—	17	—	—	17
Balance, end of period	$(21,898)	$4,014	$4,032	$(13,852)	$(21,450)	$4,635	$3,270	$(13,545)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$6,226	$(1,363)	$4,863	$(7,749)	$1,611	$(6,138)
Foreign currency hedge	(553)	212	(341)	1,607	(625)	982
Total	$5,673	$(1,151)	$4,522	$(6,142)	$986	$(5,156)
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of March 31, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.
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
We establish a liability for loss contingencies, when information available to us indicates that is it probable that a liability has been incurred and the amount of loss can be reasonably estimated.
14. ENTITY WIDE DISCLOSURES
ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: Team Qualspec, Team Furmanite and Quest Integrity. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Furmanite, which we acquired in the first quarter of 2016 (see Note 2), is included in the Team Furmanite segment, except that Furmanite’s corporate-related activities are included within corporate and shared support services in the tables below. Discontinued operations are not allocated to the segments. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Team Qualspec	$136,262	$107,191
Team Furmanite	100,594	69,352
Quest Integrity	13,998	15,864
Total	$250,854	$192,407

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating income (loss):
Team Qualspec	$7,944	$10,375
Team Furmanite	7,039	4,441
Quest Integrity	(757)	1,263
Corporate and shared support services	(21,606)	(8,380)
Total	$(7,380)	$7,699

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Capital expenditures:
Team Qualspec	$2,989	$2,268
Team Furmanite	2,977	1,050
Quest Integrity	631	708
Corporate and shared support services	4,983	3,622
Total	$11,580	$7,648

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Depreciation and amortization:
Team Qualspec	$5,054	$2,140
Team Furmanite	3,324	1,845
Quest Integrity	1,282	1,435
Corporate and shared support services	363	270
Total	$10,023	$5,690
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three months ended March 31, 2016 and 2015 and total assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
United States	$202,053	$148,964
Canada	21,985	23,702
Europe	16,889	12,071
Other foreign countries	9,927	7,670
Total	$250,854	$192,407

	March 31, 2016	December 31, 2015
	(unaudited)
Total assets:
United States	$970,902	$682,124
Canada	61,911	59,626
Europe	96,434	33,271
Other foreign countries	51,307	23,970
Total	$1,180,554	$798,991
15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business from Furmanite that primarily performs process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the United States. The business generates approximately $60 million in annual revenues. We have concluded that this business is not a strategic fit for Team and therefore we have decided not to retain it and have begun to take steps to locate prospective buyers. We have concluded that this business qualifies as a discontinued operation upon its acquisition under GAAP. Therefore, we have classified the operating results as discontinued operations in our consolidated statement of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.
Income from discontinued operations, net of income tax, from the date of the Furmanite acquisition, consists of the following (in thousands):

Three Months Ended March 31, 2016
(unaudited)
Revenues	$5,768
Operating expenses	5,275
Gross margin	493
Selling, general and administrative expenses	281
Income from discontinued operations, before income tax	212
Less: Provision for income taxes	86
Income from discontinued operations, net of income tax	$126
As discussed in Note 2, the Furmanite purchase price allocation is based on provisional measurements and is subject to change. Our provisional measurements thus far do not include any separate measurements specific to the assets and liabilities of the discontinued operation. Therefore, we have not separately classified any assets or liabilities of the discontinued operation as held for sale in our consolidated balance sheet at this time.
For the three months ended March 31, 2016, there were no material amounts of depreciation, amortization, capital expenditures or significant operating or investing non-cash items related to discontinued operations.

16. REPURCHASE OF COMMON STOCK
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. We repurchased 60,000 shares for a total cost of $1.7 million during the three months ended March 31, 2016. At March 31, 2016, $13.8 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50 million in the aggregate.

17. SUBSEQUENT EVENT
In April 2016, we acquired two related businesses in Europe: Quality Inspection Services (“QIS”) and TiaT Europe (“TiaT”) for a total of approximately $9 million. QIS is an NDT inspection company and Tiat is an NDT training school and consultancy and engineering company recognized as a specialist in aerospace inspections. Both companies are located in Roosendaal, the Netherlands. The businesses add about 65 employees to our organization in Europe and serve steel construction, ship repair, off-shore and storage tank customers, as well as the aerospace industry. QIS is the fourth largest NDT inspection company in the Netherlands and represents Team’s first inspection operation outside of North America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015.
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 9 of our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015.
General Description of Business
We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Team Qualspec, Team Furmanite and Quest Integrity. While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.
Inspection and assessment services are offered in both Team Qualspec and Quest Integrity. Team Qualspec provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.
Turnaround services are offered in both Team Qualspec and Team Furmanite. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of Team Furmanite and the field heat treating services that are part of Team Qualspec.

On-stream services are offered by Team Furmanite and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.
We offer these services in over 220 locations throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth the components of revenue and operating income from our operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
Team Qualspec	$136,262	$107,191	$29,071	27.1%
Team Furmanite	100,594	69,352	31,242	45.0%
Quest Integrity	13,998	15,864	(1,866)	(11.8)%
Total	$250,854	$192,407	$58,447	30.4%
Operating income (loss):
Team Qualspec	$7,944	$10,375	$(2,431)	(23.4)%
Team Furmanite	7,039	4,441	2,598	58.5%
Quest Integrity	(757)	1,263	(2,020)	(159.9)%
Corporate and shared support services	(21,606)	(8,380)	(13,226)	157.8%
Total	$(7,380)	$7,699	$(15,079)	(195.9)%

Revenues. Total revenues grew $58.4 million or 30.4% from the prior year quarter. Of this amount, approximately $70.3 million represents revenues from the acquisitions completed during the past year. Excluding the impacts of acquisitions and an adverse impact of $2.6 million due to foreign exchange rates, total revenues decreased by $9.3 million, Team Qualspec revenues decreased by $8.2 million, Team Furmanite revenues increased by $0.6 million and Quest revenues declined by $1.7 million. Market softness, which began in the second half of 2015, has continued in 2016 across all three business segments. Weak market conditions led to a combination of project deferral or project scope/size/duration reductions. We expect these market headwinds to continue throughout the remainder of 2016.
Operating income (loss). Overall operating loss was $7.4 million in the current year quarter compared to operating income of $7.7 million in the prior year quarter. The current year quarter includes non-routine expenses totaling $9.7 million resulting from $8.3 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end, $1.3 million in costs related to the implementation of our new ERP system (all included in corporate and shared support services) and $0.1 million in intellectual property defense legal costs (included in Quest Integrity). Approximately $4.8 million of the merger-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. The prior year included $1.1 million in legal fees associated with a legal defense of Quest Integrity intellectual property and $0.4 million of a fixed asset write-down. Excluding the impact of these non-routine items, operating income (loss) changed unfavorably by $6.9 million or 75.1% as a result of the market softness and project deferrals described above and an increase in corporate and shared support services of $3.6 million.
Interest expense. Interest expense increased from $0.6 million in the prior year quarter to $2.9 million in the current year quarter. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency loss. Foreign currency losses decreased from $0.4 million in the prior year quarter to less than $0.1 million in the current year quarter. Foreign currency losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

Venezuelan Impairment Loss. During the three months ended March 31, 2015, management began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million, which is included in other expense / (income), net. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Taxes. The benefit for income tax was $3.8 million on pre-tax loss of $10.3 million in the current year quarter compared to the provision for income tax of $2.2 million on pre-tax income of $5.6 million in the prior year quarter. The effective tax rate was 37% for the three months ended March 31, 2016 and 40% for the three months ended March 31, 2015. The reduction in the effective tax rate was primarily the result of a change in the mix of pre-tax income (loss) between domestic and foreign jurisdictions as well as the effect of an increase in certain tax credits.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.1 million for the three months ended March 31, 2016 and relates to the operating results of an acquired Furmanite business that we do not intend to retain.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.
In July 2015, we renewed our Credit Facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at March 31, 2016) and has commitment fees on unused borrowing capacity (0.40% at March 31, 2016). The Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 4.00 to 1.00 (until June 30, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of March 31, 2016, we are in compliance with these covenants. At March 31, 2016, we had $88.3 million of cash on hand and approximately $57 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $2.6 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.8 million at March 31, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of 2017. Through March 31, 2016, we have capitalized $30.7 million associated with the project that includes $0.6 million of capitalized interest.
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. We repurchased 60,000 shares for a total cost of $1.7 million during the three months ended March 31, 2016. At March 31, 2016, $13.8 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50 million in the aggregate.
Restrictions on cash. Included in our cash and cash equivalents at March 31, 2016 is $43.3 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. Additionally, we have recorded $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement. Based on Qualspec’s results through December 31, 2015, the contingent consideration will not be paid and, accordingly, this cash will become unrestricted in the second calendar quarter of 2016.
Cash flows attributable to our operating activities. For the three months ended March 31, 2016, net cash provided by operating activities was $21.5 million. Positive operating cash flow was primarily attributable to a decrease in working capital of $14.7 million, depreciation and amortization of $10.1 million and non-cash compensation cost of $2.1 million offset by a net loss of $6.4 million.

For the three months ended March 31, 2015, net cash provided by operating activities was $9.9 million. Positive operating cash flow was primarily attributable to net income of $3.4 million, depreciation and amortization of $5.7 million, deferred income taxes of $1.7 million, a loss on our Venezuela investment of $1.2 million and non-cash compensation costs of $1.3 million offset by an increase in working capital of $4.8 million.
Cash flows attributable to our investing activities. For the three months ended March 31, 2016, net cash used in investing activities was $43.3 million, consisting primarily of $33.1 million for business acquisitions (net of cash acquired) and $11.6 million of capital expenditures. Capital expenditures included $4.9 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the three months ended March 31, 2015, net cash used in investing activities was $8.1 million, consisting primarily of $7.6 million of capital expenditures. Capital expenditures included $3.4 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the three months ended March 31, 2016, net cash provided by financing activities was $64.0 million consisting primarily of $65.0 million of net borrowings related to our Credit Facility, principally to fund the cash portion of the Furmanite acquisition, and $1.0 million from the issuance of common stock from share-based payment arrangements. These amounts were offset by $1.7 million in cash related to the purchase of stock pursuant to our stock repurchase plan and $0.4 million related to debt issuance costs.
For the three months ended March 31, 2015, net cash used in financing activities was $8.8 million consisting primarily of $21.1 million in payments related to the purchase of stock pursuant to our stock repurchase plan offset by $10.7 million of net borrowings related to our bank credit facility and $1.0 million from the issuance of common stock from share-based payment arrangements.
Effect of exchange rate changes on cash. For the three months ended March 31, 2016 and 2015, the effect of exchange rate changes on cash was a positive (negative) impact of $1.4 million and $(1.9) million, respectively. The positive impact in the current year is primarily attributable to fluctuations in U.S. Dollar exchange rates with Canada, Europe and Australia. The negative impact in the prior year is primarily due to fluctuations in U.S. Dollar exchange rates with Canada and Europe.

Contractual Obligations
Information on our contractual obligations is set forth on page 32 of our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015. Subsequent to year end, we assumed additional contractual obligations in connection with our acquisition of Furmanite. Specifically, we borrowed an additional $71.5 million on our Credit Facility, of which the proceeds were primarily used to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. We also assumed additional obligations under various non-cancellable operating leases of Furmanite, primarily consisting of facility and auto leases. Future payments under these additional operating leases, which expire at various dates, are estimated at approximately $33 million. Further, we assumed obligations related to Furmanite’s defined benefit pension plans. For additional information on the Furmanite acquisition, see Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. Except as described above, there have been no material changes in our contractual obligations during the first quarter of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction losses for the three months ended March 31, 2016 and March 31, 2015 were less than $0.1 million and $0.4 million, respectively. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the Australian Dollar, British Pound, Canadian Dollar, Euro and Mexican Peso.
In fiscal year 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months ended March 31, 2016 nor as of March 31, 2016.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $6.2 million for the three months ended March 31, 2016.
Based on the three months ended March 31, 2016, foreign currency-based revenues and operating loss of approximately $48.8 million and $0.7 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $4.8 million and $0.1 million, respectively.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. During the first quarter of 2016 we acquired Furmanite and are in the process of integrating Furmanite into our overall internal control over financial reporting processes. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter ending March 31, 2016.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of March 31, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County. The lawsuits allege that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial on our claims during the first calendar quarter of 2017. The Washington Case does not have a trial date scheduled.
We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS
See page 9 of our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50 million. We repurchased 60,000 shares for a total cost of $1.7 million during the three months ended March 31, 2016. At March 31, 2016, $13.8 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50 million in the aggregate.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Second Amendment and Commitment Increase to Credit Agreement, dated February 29, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as administrative agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Team, Inc., on March 1, 2016, incorporated by reference herein).

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

TEAM, INC. (Registrant)

Date: May 10, 2016	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)