Form 10-Q
period 2016-06-30
TEAM INC
filed 2016-08-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,327,191 shares of common stock, par value $0.30, outstanding and 821,087 shares of treasury stock as of July 31, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,440	$44,825
Restricted cash	—	5,000
Receivables, net of allowance of $5,739 and $3,548	282,324	214,324
Inventory	54,255	27,936
Income tax receivable	9,821	3,893
Deferred income taxes	17,212	6,917
Prepaid expenses and other current assets	36,141	11,664
Current assets of discontinued operations	14,810	—
Total current assets	480,003	314,559
Property, plant and equipment, net	206,292	124,983
Intangible assets, net of accumulated amortization of $28,511 and $21,161	167,196	99,119
Goodwill	361,961	256,654
Other assets, net	3,464	2,421
Deferred income taxes	4,108	1,255
Total assets	$1,223,024	$798,991
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	51,946	22,364
Other accrued liabilities	75,112	49,796
Current liabilities of discontinued operations	2,328	—
Total current liabilities	149,386	92,160
Deferred income taxes	101,013	17,302
Long-term debt	405,731	351,383
Defined benefit pension liability	12,483	—
Other long-term liabilities	4,268	—
Total liabilities	672,881	460,845
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,148,278 and 21,836,694 shares issued	9,044	6,552
Additional paid-in capital	334,813	120,126
Retained earnings	251,902	250,980
Accumulated other comprehensive loss	(16,885)	(18,374)
Treasury stock at cost, 821,087 and 546,977 shares	(28,731)	(21,138)
Total equity	550,143	338,146
Total liabilities and equity	$1,223,024	$798,991
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$336,440	$235,399	$587,294	$427,806
Operating expenses	237,747	159,921	422,619	298,285
Gross margin	98,693	75,478	164,675	129,521
Selling, general and administrative expenses	82,501	53,444	155,863	99,788
Loss on revaluation of contingent consideration	2,184	—	2,184	—
Operating income	14,008	22,034	6,628	29,733
Interest expense, net	3,408	574	6,343	1,141
Foreign currency (gain) loss	(137)	(51)	(99)	323
Other expense (income), net	(29)	(3)	(39)	1,176
Earnings from continuing operations before income taxes	10,766	21,514	423	27,093
Less: Provision for income taxes	3,796	7,446	13	9,659
Income from continuing operations	6,970	14,068	410	17,434
Income from discontinued operations, net of income tax	386	—	512	—
Net income	7,356	14,068	922	17,434
Less: Income attributable to noncontrolling interest	—	153	—	213
Net income available to Team shareholders	$7,356	$13,915	$922	$17,221

Basic earnings per share:
Continuing operations	$0.24	$0.69	$0.01	$0.85
Discontinued operations	0.01	—	0.02	—
Net income	$0.25	$0.69	$0.03	$0.85
Diluted earnings per share:
Continuing operations	$0.24	$0.65	$0.01	$0.80
Discontinued operations	0.01	—	0.02	—
Net income	$0.25	$0.65	$0.03	$0.80

Amounts attributable to Team shareholders:
Income from continuing operations, net of tax	$6,970	$13,915	$410	$17,221
Income from discontinued operations, net of tax	386	—	512	—
Net income	$7,356	$13,915	$922	$17,221

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,356	$14,068	$922	$17,434
Foreign currency translation adjustment	(3,176)	850	3,050	(6,899)
Foreign currency hedge	310	(302)	(243)	1,305
Tax (provision) benefit attributable to other comprehensive income (loss)	(167)	(432)	(1,318)	554
Total comprehensive income	4,323	14,184	2,411	12,394
Less: Total comprehensive income attributable to noncontrolling interest	—	136	—	179
Total comprehensive income available to Team shareholders	$4,323	$14,048	$2,411	$12,215

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2016	21,837	(547)	$6,552	$(21,138)	$120,126	$—	$250,980	$(18,374)	$338,146
Net income	—	—	—	—	—	—	922	—	922
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,636	1,636
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(147)	(147)
Non-cash compensation	—	—	—	—	4,704	—	—	—	4,704
Vesting of stock awards	28	—	8	—	(162)	—	—	—	(154)
Tax benefit of exercise of stock options	—	—	—	—	86	—	—	—	86
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	—	211,530
Exercise of stock options	75	—	22	—	1,042	—	—	—	1,064
Purchase of treasury stock	—	(274)	—	(7,593)	—	—	—	—	(7,593)
Other	—	—	—	—	(51)	—	—	—	(51)
Balance at June 30, 2016	30,148	(821)	$9,044	$(28,731)	$334,813	$—	$251,902	$(16,885)	$550,143

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Non- controlling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2015	20,700	—	$6,211	$—	$109,700	$5,855	$225,747	$(8,406)	$339,107
Net income	—	—	—	—	—	—	17,434	—	17,434
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(5,863)	(5,863)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	823	823
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	179	(213)	34	—
Non-cash compensation	—	—	—	—	2,424	—	—	—	2,424
Vesting of stock awards	3	—	—	—	(41)	—	—	—	(41)
Tax benefit of exercise of stock options	—	—	—	—	1,535	—	—	—	1,535
Exercise of stock options	201	—	61	—	2,489	—	—	—	2,550
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)
Balance at June 30, 2015	20,904	(547)	$6,272	$(21,138)	$116,107	$6,034	$242,968	$(13,412)	$336,831

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$922	$17,434
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in Venezuela	—	1,177
Depreciation and amortization	22,893	11,760
Amortization of deferred loan costs	242	112
Provision for doubtful accounts	2,496	389
Foreign currency (gain) loss	(99)	323
Deferred income taxes	(934)	(5)
Loss on asset disposal	47	503
Loss on contingent consideration revaluation	2,184	—
Non-cash compensation cost	4,704	2,424
Other, net	(525)	—
(Increase) decrease, net of the effect of acquisitions:
Receivables	2,602	(22,331)
Inventory	156	(502)
Prepaid expenses and other current assets	(3,866)	(3,579)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	14,379	408
Other accrued liabilities	(3,900)	16,510
Income taxes	(3,238)	(2,967)
Net cash provided by operating activities	38,063	21,656
Cash flows from investing activities:
Capital expenditures	(21,853)	(18,416)
Business acquisitions, net of cash acquired	(48,382)	(10,540)
Change in restricted cash	5,000	—
Proceeds from sale of assets	1,026	97
Decrease in other assets, net	213	120
Change related to Venezuelan operations	—	(621)
Net cash used in investing activities	(63,996)	(29,360)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	53,191	14,070
Purchase of treasury stock	(7,593)	(21,138)
Debt issuance costs	(377)	—
Corporate tax effect from share-based payment arrangements	86	1,535
Issuance of common stock from share-based payment arrangements	1,064	2,550
Payments related to withholding tax for share-based payment arrangements	(154)	(41)
Net cash provided by (used in) financing activities	46,217	(3,024)
Effect of exchange rate changes on cash	331	(1,821)
Net increase (decrease) in cash and cash equivalents	20,615	(12,549)
Cash and cash equivalents at beginning of period	44,825	44,426
Cash and cash equivalents at end of period	$65,440	$31,877
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
We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”) (formerly the Inspection and Heat Treating Services Group), TeamFurmanite Group (“TeamFurmanite”) (formerly the Mechanical Services Group) and Quest Integrity Group (“Quest Integrity”). While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.
Inspection and assessment services are offered in both TeamQualspec and Quest Integrity. TeamQualspec provides basic and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.
Turnaround services are offered in both TeamQualspec and TeamFurmanite. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of TeamFurmanite and the field heat treating services that are part of TeamQualspec.
On-stream services are offered by TeamFurmanite and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
We offer these services in over 220 locations in 22 countries throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at December 31, 2015 is derived from the December 31, 2015 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015.
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
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). Our most significant accounting policies are described below. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition-related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) estimating the value associated with contingent consideration payment arrangements and (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans.
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at June 30, 2016 and December 31, 2015 is $14.9 million and $17.5 million, respectively, of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Restricted cash. We recorded $5.0 million in restricted cash on our balance sheet at December 31, 2015 to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec Group LLC (“Qualspec”) purchase agreement. Based on Qualspec’s results through December 31, 2015, the contingent consideration did not become due and, accordingly, this cash became unrestricted in the second quarter of 2016.
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

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

The fair values of the reporting units at December 1, 2015 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a four-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $482 million or 141%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date. There have been no events that have required an interim assessment of the carrying value of goodwill during 2016.
There was $362.0 million and $256.7 million of goodwill at June 30, 2016 and December 31, 2015, respectively. See Note 2 for additional information related to the acquisitions that increased goodwill in the period. A rollforward of goodwill for the six months ended June 30, 2016 is as follows (in thousands):

	Six Months Ended June 30, 2016
	(unaudited)
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	93,903	4,137	103,995
Foreign currency adjustments	917	159	236	1,312
Balance at end of period	$214,369	$113,936	$33,656	$361,961
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
For the six months ended June 30, 2016, income tax expense as a percentage of pre-tax income from continuing operations was 3.1% compared to 35.7% for the six months ended June 30, 2015. The effective tax rate for the current year was impacted by the effects of discrete items, primarily the settlement of prior years with the Internal Revenue Service, and permanent differences that had significant impacts on the effective rate due to the relatively low amount of pre-tax income from continuing operations.
During the three months ended June 30, 2016, we calculated a measurement-period adjustment associated with our acquisition of Furmanite (Note 2) that increased deferred tax liabilities and goodwill by $47.9 million. This adjustment represents the acquisition-date deferred tax liability associated with the accumulated undistributed earnings of Furmanite’s foreign subsidiaries, which we do not consider to be indefinitely reinvested outside the United States.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies, we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $175,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Furmanite was generally incorporated into our existing insurance coverage during the second quarter of 2016, but for certain items it continues to maintain separate insurance policies and accordingly has separate self-insurance retention amounts, with such self-retention amounts generally below the levels noted above. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At June 30, 2016 and December 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $73.3 million and $47.1 million, respectively.
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
Earnings per share. Basic earnings per share is computed by dividing income from continuing operations, income from discontinued operations or net income available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing income from continuing operations, income from discontinued operations or net income available to Team shareholders, less income or loss for the period attributable to the non-controlling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our non-controlling interest to our common stock prior to the acquisition of that interest.

Amounts used in basic and diluted earnings per share, for the three and six months ended June 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,452	20,296	26,738	20,366
Stock options, stock units and performance awards	76	315	70	324
Conversion of non-controlling interest	—	728	—	728
Total shares and dilutive securities	29,528	21,339	26,808	21,418
There were 0.3 million and 0.4 million stock options outstanding during the three months and six months ended June 30, 2016, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods. There were no stock options outstanding during the three and six months ended June 30, 2015 excluded from the computation of diluted earnings per share.
Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction gains and losses are included in our consolidated statements of income.
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Australian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or six months ended June 30, 2016 nor as of the balance sheet dates of June 30, 2016 and December 31, 2015.
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
ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. Team adopted the update effective January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on our results of operations, financial position or cash flows. We have included the required disclosures with respect to measurement-period adjustments in Note 2.
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
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our financial position or cash flows. Upon adoption, on a prospective basis, our income tax expense will be impacted by future excess tax benefits or deficiencies that under previous GAAP were recognized within stockholders’ equity rather than through the statement of income.
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. We are currently evaluating the impact this standard will have on our ongoing financial reporting.

2. ACQUISITIONS
Furmanite
In November 2015, Team and Furmanite entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger was completed on February 29, 2016. Pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of Furmanite in a stock transaction whereby Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. Outstanding Furmanite share-based payment awards were generally converted into comparable share-based awards of Team, with certain awards vesting upon the closing of the merger, pursuant to the Merger Agreement. The combined company is a premier NDT inspection and specialty mechanical services company with a strong presence in North America and comprises more than 8,300 employees and 220 locations in 22 countries. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, our expanded capability and capacity offers an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution.
The acquisition-date fair value of the consideration transferred totaled $282.3 million, which consisted of the following (in thousands, except shares):

February 29, 2016
(unaudited)
Common stock (8,208,006 shares)	$209,529
Converted share-based payment awards	2,001
Cash	70,811
Total consideration	$282,341
The fair value of the 8,208,006 common shares issued was determined based on the closing market price of our common shares on the acquisition date of February 29, 2016. The issuance of common shares in the acquisition is a non-cash financing activity that has been excluded from the consolidated statement of cash flows. The fair value of the converted share-based payment awards reflects an apportionment of the fair value of the awards, based on the closing market price of our common shares and other assumptions as of the acquisition date, that is attributable to employee service completed prior to the acquisition date. The fair value of the awards attributable to service after the acquisition date is recognized as share-based compensation expense over the applicable vesting periods. The cash consideration represents amounts Team paid, immediately prior to the closing of the acquisition, to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. The cash portion of the consideration was financed through additional borrowings under our banking credit facility.

The following table presents the preliminary purchase price allocation for Furmanite (in thousands):

February 29, 2016
(unaudited)
Cash and cash equivalents	$37,734
Accounts receivable	69,603
Inventory	27,800
Current deferred tax assets	11,563
Prepaid expenses and other current assets	24,026
Current assets of discontinued operations	14,760
Plant, property and equipment	70,526
Intangible assets	70,800
Goodwill	93,903
Other non-current assets	3,709
Total assets acquired	$424,424

Accounts payable	$12,360
Other accrued liabilities	26,894
Income taxes payable	229
Current liabilities of discontinued operations	1,434
Non-current deferred tax liabilities	84,963
Defined benefit pension liability	13,509
Other long-term liabilities	2,694
Total liabilities assumed	142,083
Net assets acquired	$282,341
The preliminary purchase price allocation above reflects adjustments as a result of new information obtained during the three months ended June 30, 2016. The significant adjustments were an increase in deferred tax liabilities of $47.9 million, a decrease in inventory of $5.4 million, a decrease in accounts receivable of $2.1 million, an increase in other accrued liabilities of $1.4 million and a decrease in prepaid expenses and other current assets of $0.5 million. These adjustments resulted in an offsetting increase to goodwill of $57.3 million. Additionally, the allocation above reflects a reclassification adjustment of $5.7 million from inventory to prepaid expenses and other current assets as well as reclassification adjustments to segregate the preliminary fair values of assets and liabilities of acquired discontinued operations (see Note 15). These measurement period adjustments did not result in any material impacts to the consolidated statements of income.
The preliminary purchase price allocation shown above and the disclosures below are based upon the fair values at the acquisition date and are subject to additional changes within the measurement period as additional information is obtained. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. To the extent that our estimates require adjustment, we will modify the provisional amounts. Given the size, complexity and timing of the acquisition, the valuation of certain assets and liabilities is still being finalized. The fair value of the acquired working capital, which includes accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities is provisional subject to the completion of our detailed review of the underlying accounts. The fair value of the acquired property, plant and equipment and identifiable intangible assets is provisional pending the completion of and our review of the valuation reports for those assets from a third-party valuation firm. The valuation of Furmanite’s tax accounts is provisional pending the completion of Furmanite’s tax returns to be filed for periods up to the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 10.
Of the $70.8 million of acquired intangible assets, $51.6 million was assigned to customer relationships with an estimated useful life of 12 years, $16.9 million was assigned to trade names with a weighted-average estimated useful life of 12 years and $2.3 million was assigned to developed technology with an estimated useful life of 10 years.
The $93.9 million of goodwill was assigned to the TeamFurmanite segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Furmanite. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of accounts receivable acquired was $69.6 million with the gross contractual amount being $73.8 million. We expect $4.2 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $14.0 million associated with discontinued operations, which is included in the current assets of discontinued operations line above, with the gross contractual amount of these receivables being $14.1 million. We expect $0.1 million to be uncollectible.
For the three and six months ended June 30, 2016, we recognized a total of $0.5 million and $6.6 million, respectively, of acquisition costs related to the Furmanite acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income.
Our condensed consolidated statements of income (unaudited) include the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $97.4 million and a net loss of $1.6 million are included in the six month period ended June 30, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to account for the effects of integration activities, which are not practicable to determine.
Certain transactions related to the Furmanite acquisition were recognized separately from the acquisition of assets and assumption of liabilities in accordance with GAAP. These transactions, which were attributable to certain compensation (both cash and share-based) that was paid or became payable in conjunction with the closing of the acquisition, totaled $4.7 million and were recognized as selling, general and administrative expenses during the six months ended June 30, 2016. There were no such amounts recognized during the three months ended June 30, 2016.
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
The purchase price allocation shown above is based upon the fair values at the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 10.
Of the $78.1 million of acquired intangible assets, $75.2 million was assigned to customer relationships with an estimated useful life of 15 years, $1.6 million was assigned to non-compete agreements with an estimated useful life of 5 years and $1.3 million was assigned to trade names with an estimated useful life of 1 year.
The $148.5 million of goodwill was assigned to the TeamQualspec segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Qualspec. About $109.6 million of the goodwill is expected to be deductible for income tax purposes.
The fair value of accounts receivables acquired was $21.5 million, with the gross contractual amount being $22.5 million. We expect $1.0 million to be uncollectible.
Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015.
Pro Forma Information - Furmanite and Qualspec
Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Furmanite and Qualspec had occurred at the beginning of fiscal year 2015. These results are not necessarily indicative of the results which would actually have occurred if the acquisitions had taken place at the beginning of fiscal year 2015, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data	Pro forma data
	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)
Revenues	$370,616	$631,064	$693,167
Income from continuing operations attributable to Team shareholders	$14,087	$2,620	$18,300
Earnings per share from continuing operations:
Basic	$0.49	$0.09	$0.64
Diluted	$0.48	$0.09	$0.62

These amounts have been calculated after applying Team’s accounting policies and adjusting the results of Furmanite and Qualspec to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2015, together with the related tax effects. Additionally, these pro forma results exclude discontinued operations as well as the impact of costs related to the Furmanite and Qualspec acquisitions included in the historical results.
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
Other
In June 2016, we acquired a mechanical furnace and pipe cleaning business in Europe, Turbinate International B.V. (“Turbinate”) for approximately $8 million. Recognized as a service leader in the European market, Turbinate specializes in de-coking and cleaning of fired heaters and unpiggable refinery assets as well as mechanical cleaning of furnaces and pipes from two to 18 inches by means of pigging, endoscopy and ultra sound inspection services. Turbinate is located in Vianen, the Netherlands. Turbinate is reported in the Quest Integrity segment.
In April 2016, we acquired two related businesses in Europe: Quality Inspection Services (“QIS”) and TiaT Europe (“TiaT”) for a total of approximately $9 million. QIS is an NDT inspection company and TiaT is an NDT training school and consultancy and engineering company recognized as a specialist in aerospace inspections. Both companies are located in Roosendaal, the Netherlands. The businesses add about 65 employees to our organization in Europe and serve steel construction, ship repair, off-shore and storage tank customers, as well as the aerospace industry. QIS is the fourth largest NDT inspection company in the Netherlands and represents Team’s first inspection operation outside of North America. QIS and TiaT are reported in the TeamQualspec segment.
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill, included in the TeamFurmanite segment. The purchase price also included $1.8 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million. During the three and six months ended June 30, 2016, we recorded a loss of $2.2 million associated with the revaluation of the contingent consideration based on actual performance to date.
3. RECEIVABLES
A summary of accounts receivable as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Trade accounts receivable	$214,779	$170,774
Unbilled revenues	73,284	47,098
Allowance for doubtful accounts	(5,739)	(3,548)
Total	$282,324	$214,324

4. INVENTORY
A summary of inventory as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$8,163	$3,167
Work in progress	5,037	1,018
Finished goods	41,055	23,751
Total	$54,255	$27,936
5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Land	$7,445	$3,124
Buildings and leasehold improvements	41,533	29,690
Machinery and equipment	236,122	174,222
Furniture and fixtures	8,172	6,561
Capitalized ERP system development costs	35,207	25,606
Computers and computer software	11,641	8,062
Automobiles	5,763	5,280
Construction in progress	9,480	5,177
Total	355,363	257,722
Accumulated depreciation and amortization	(149,071)	(132,739)
Property, plant and equipment, net	$206,292	$124,983

At the end of 2013, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be installed by the end of calendar year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through June 30, 2016, we have capitalized $35.2 million associated with the project that includes $0.9 million of capitalized interest.
6. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016			December 31, 2015
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,840	$(18,368)	$138,472	$103,288	$(12,995)	$90,293
Non-compete agreements	5,477	(3,711)	1,766	4,898	(3,468)	1,430
Trade names	24,710	(3,249)	21,461	6,299	(1,940)	4,359
Technology	7,834	(2,918)	4,916	5,112	(2,541)	2,571
Licenses	846	(265)	581	683	(217)	466
Total	$195,707	$(28,511)	$167,196	$120,280	$(21,161)	$99,119
Amortization expense for the three months ended June 30, 2016 and 2015 was $4.1 million and $0.9 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $7.2 million and $1.9 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Payroll and other compensation expenses	$34,476	$21,878
Insurance accruals	10,102	7,008
Property, sales and other non-income related taxes	6,009	3,058
Contingent consideration	5,966	3,638
Deferred revenue	3,136	1,355
Lease commitments	2,411	1,721
Accrued commission	1,854	1,159
Volume discount	626	1,280
Accrued interest	591	984
Acquisition-related costs	229	370
Other	9,712	7,345
Total	$75,112	$49,796

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at June 30, 2016) and has commitment fees on unused borrowing capacity (0.40% at June 30, 2016). The Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (as defined in the Credit Facility agreement) of not more than 4.00 to 1.00 (until June 30, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of June 30, 2016, we are in compliance with these covenants. At June 30, 2016, we had $65.4 million of cash on hand and approximately $29 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $2.6 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at June 30, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
ASC 815, Derivatives and Hedging (“ASC 815”), requires that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We considered counterparty credit risk to our derivative contracts when valuing our derivative instruments.
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At June 30, 2016, the €12.3 million borrowing had a U.S. Dollar value of $13.7 million.
The amounts recognized in other comprehensive income (loss), and reclassified into income, for the three and six months ended June 30, 2016 and 2015, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2016	2015	2016	2015	2016	2015	2016	2015
Net investment hedge	$310	$(302)	$—	$—	$(243)	$1,305	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	June 30, 2016			December 31, 2015
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,324)	Liability	Long-term debt	$(4,567)

In connection with our acquisition of Furmanite in February 2016, we assumed additional obligations under various non-cancellable operating leases, primarily consisting of facility and auto leases. Future payments under these additional operating leases, which expire at various dates, were estimated at approximately $33 million as of the acquisition date.

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
Net periodic pension cost, from the date of the Furmanite acquisition, for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$22	$—	$29	$—
Interest cost	801	—	1,068	—
Expected return on plan assets	(820)	—	(1,093)	—
Net periodic pension cost	$3	$—	$4	$—
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.9% overall, 6.2% for equities and 2.2% for bonds. We expect to contribute $1.3 million to the pension plan for 2016, of which $0.5 million has been contributed through June 30, 2016.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2016
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$7,626	$7,626
Net investment hedge	$—	$(4,324)	$—	$(4,324)

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,638	$3,638
Net investment hedge	$—	$(4,567)	$—	$(4,567)
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1 & Level 2 during the six months ended June 30, 2016 and 2015. There was a transfer out of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the year ended December 31, 2015 and no transfers in and out of Level 3 during the six months ended June 30, 2016.
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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Six Months Ended June 30, 2016
(unaudited)
Balance, beginning of period	$3,638
Accretion of liability	144
Revaluation	2,184
Acquisitions	1,660
Balance, end of period	$7,626
11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2016, there were approximately 1.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. The governance of our share-based compensation does not directly limit the number of future awards. However, the total number of shares ultimately issued may not exceed the total number of shares cumulatively authorized, which is 7,120,000 at June 30, 2016. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
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
Compensation expense related to share-based compensation totaled $4.7 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, $13.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years. The tax benefit derived when share-based awards result in a tax deduction for the Company was $0.1 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $4.1 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. Transactions involving our stock units and director stock grants during the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	371	$36.26	328	$36.14
Changes during the period:
Granted	86	$26.19	—	$—
Assumed - Furmanite acquisition	40	$25.63	—	$—
Vested and settled	(34)	$27.87	(4)	$30.73
Cancelled	(9)	$27.81	(22)	$35.32
Stock and stock units, end of period	454	$34.22	302	$36.27
Under a performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our executive officers are subject to a three-year performance period and a concurrent three-year service period. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense related to performance awards totaled $0.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. Transactions involving our performance awards during the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	23	$42.25
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	59	$37.16	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.2 million for both the six months ended June 30, 2016 and 2015. Transactions involving our performance awards during the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	13	$35.15	28	$32.86
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Performance awards, end of period	13	$35.15	28	$32.86
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the six months ended June 30, 2016, related to the recently converted Furmanite awards, was not material. There was no compensation expense related to stock options for the six months ended June 30, 2015 as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	376	$25.71	691	$21.26
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	132	$33.20	—	$—
Exercised	(69)	$15.52	(201)	$12.65
Cancelled	(4)	$44.62	—	$—
Expired	(4)	$30.33	—	$—
Shares under option, end of period	431	$29.39	490	$24.80
Exercisable at end of period	427	$29.30	490	$24.80

Options exercisable at June 30, 2016 had a weighted-average remaining contractual life of 2.0 years. For total options outstanding at June 30, 2016, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$10.09 to $20.19	34	$12.94	0.3
$20.20 to $30.28	80	$26.41	2.0
$30.29 to $40.38	306	$31.22	2.1
$40.39 to $50.47	11	$50.40	5.1
Total	431	$29.39	2.0

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(28,124)	$4,567	$5,183	$(18,374)	$(13,718)	$3,028	$2,284	$(8,406)
Other comprehensive income (loss) before tax	3,050	(243)	(1,318)	1,489	(6,899)	1,305	554	(5,040)
Noncontrolling interest	—	—	—	—	34	—	—	34
Balance, end of period	$(25,074)	$4,324	$3,865	$(16,885)	$(20,583)	$4,333	$2,838	$(13,412)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,050	$(1,414)	$1,636	$(6,899)	$1,036	$(5,863)
Foreign currency hedge	(243)	96	(147)	1,305	(482)	823
Total	$2,807	$(1,318)	$1,489	$(5,594)	$554	$(5,040)
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of June 30, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.
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
14. ENTITY WIDE DISCLOSURES
ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: TeamQualspec, TeamFurmanite and Quest Integrity. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Furmanite, which we acquired in the first quarter of 2016 (see Note 2), is included in the TeamFurmanite segment, except that Furmanite’s corporate-related activities are included within corporate and shared support services in the tables below. Discontinued operations are not allocated to the segments. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
TeamQualspec	$157,238	$130,221	$293,500	$237,412
TeamFurmanite	159,681	81,103	260,275	150,455
Quest Integrity	19,521	24,075	33,519	39,939
Total	$336,440	$235,399	$587,294	$427,806

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
TeamQualspec	$16,677	$18,331	$24,621	$28,706
TeamFurmanite	11,982	9,451	19,021	13,892
Quest Integrity	3,221	6,742	2,464	8,005
Corporate and shared support services	(17,872)	(12,490)	(39,478)	(20,870)
Total	$14,008	$22,034	$6,628	$29,733

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
TeamQualspec	$2,222	$4,418	$5,211	$6,686
TeamFurmanite	3,154	2,142	6,131	3,192
Quest Integrity	263	583	894	1,291
Corporate and shared support services	4,749	3,625	9,732	7,247
Total	$10,388	$10,768	$21,968	$18,416

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
TeamQualspec	$5,051	$2,257	$10,105	$4,397
TeamFurmanite	6,020	2,067	9,344	3,912
Quest Integrity	1,284	1,446	2,566	2,881
Corporate and shared support services	515	300	878	570
Total	$12,870	$6,070	$22,893	$11,760
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and six months ended June 30, 2016 and 2015 and total assets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$241,064	$168,519	$443,117	$317,483
Canada	41,836	39,241	63,821	62,943
Europe	33,152	13,287	50,041	25,358
Other foreign countries	20,388	14,352	30,315	22,022
Total	$336,440	$235,399	$587,294	$427,806

	June 30, 2016	December 31, 2015
	(unaudited)
Total assets:
United States	$995,136	$682,124
Canada	61,350	59,626
Europe	115,468	33,271
Other foreign countries	51,070	23,970
Total	$1,223,024	$798,991

15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business from Furmanite that primarily performs process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the United States. The business generates approximately $60 million in annual revenues. We have concluded that this business is not a strategic fit for Team and therefore we have decided not to retain it and are marketing the business to prospective buyers. We expect to complete the sale of the business within one year of the Furmanite acquisition date. We have concluded that this business qualifies as a discontinued operation upon its acquisition under GAAP. Therefore, we have classified the operating results and related assets and liabilities as discontinued operations in our condensed consolidated financial statements. Discontinued operations does not include any allocation of corporate overhead expense or interest expense.
Income from discontinued operations, net of income tax, from the date of the Furmanite acquisition, consists of the following (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Revenues	$15,906	$21,674
Operating expenses	14,686	19,961
Gross margin	1,220	1,713
Selling, general and administrative expenses	577	858
Income from discontinued operations, before income tax	643	855
Less: Provision for income taxes	257	343
Income from discontinued operations, net of income tax	$386	$512
Assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheet as of June 30, 2016 consist of the following (in thousands):

June 30, 2016
(unaudited)
Current assets of discontinued operations:
Receivables	$14,467
Prepayments and other assets	343
Total assets of discontinued operations	14,810
Current liabilities of discontinued operations:
Other accrued liabilities	$2,328
As discussed in Note 2, the Furmanite purchase price allocation is based on provisional measurements and is subject to change. Accordingly, the amounts of assets and liabilities attributable to discontinued operations may be adjusted upon completion of the final valuation of the acquisition.
For the three and six months ended June 30, 2016, there were no material amounts of depreciation, amortization, capital expenditures or significant operating or investing non-cash items related to discontinued operations.

16. REPURCHASE OF COMMON STOCK
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the six months ended June 30, 2016. At June 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

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
General Description of Business
We are a leading provider of specialty industrial services, including inspection and assessment, required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec, TeamFurmanite and Quest Integrity. While our services are aligned in three business groups, we believe our services broadly fall into three different classifications that have unique customer demand drivers: inspection and assessment services, turnaround services, and on-stream services.
Inspection and assessment services are offered in both TeamQualspec and Quest Integrity. TeamQualspec provides basic and advanced non-destructive testing services for the process, pipeline and power sectors, pipeline integrity management services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced condition assessment services through a multi-disciplined engineering team. We believe there is a general growth in market demand for inspection and assessment services as improved inspection technologies enable better information about asset reliability to be available to facility owners and operators.
Turnaround services are offered in both TeamQualspec and TeamFurmanite. These services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. Turnaround services include the field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services that are part of TeamFurmanite and the field heat treating services that are part of TeamQualspec.

On-stream services are offered by TeamFurmanite and represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping. We believe demand for on-stream services is a function of the population of the existing infrastructure of operating industrial facilities.
We offer these services in over 220 locations in 22 countries throughout the world. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth the components of revenue and operating income from our operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$157,238	$130,221	$27,017	20.7%
TeamFurmanite	159,681	81,103	78,578	96.9%
Quest Integrity	19,521	24,075	(4,554)	(18.9)%
Total	$336,440	$235,399	$101,041	42.9%
Operating income (loss):
TeamQualspec	$16,677	$18,331	$(1,654)	(9.0)%
TeamFurmanite	11,982	9,451	2,531	26.8%
Quest Integrity	3,221	6,742	(3,521)	(52.2)%
Corporate and shared support services	(17,872)	(12,490)	(5,382)	43.1%
Total	$14,008	$22,034	$(8,026)	(36.4)%

Revenues. Total revenues grew $101.0 million or 42.9% from the prior year quarter, primarily due to the Furmanite and Qualspec acquisitions, which were completed in July 2015 and February 2016, respectively, partially offset by lower Quest Integrity revenues and an adverse impact of $1.8 million due to changes in foreign exchange rates. On a pro forma basis, which assumes that the Furmanite and Qualspec acquisitions had occurred at the beginning of 2015, total revenues declined by $34.2 million. Market softness, which began in the second half of 2015, has continued in 2016 across all three business segments. Weak market conditions for our customers led to a combination of project deferrals or reductions in project scope, size or duration. We expect these market headwinds to continue throughout the remainder of 2016.
Operating income. Overall operating income was $14.0 million in the current year quarter compared to $22.0 million in the prior year quarter. The current year quarter includes non-routine expenses totaling $6.1 million resulting from $2.2 million for the revaluation of contingent consideration from our acquisition of DK Amans Valve (included in TeamFurmanite), $1.9 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end ($1.6 million included in corporate and shared support services, $0.2 million included in TeamQualspec and $0.1 million included in Quest Integrity), $1.2 million in costs related to the implementation of our new ERP system (included in corporate and shared support services), $0.6 million in intellectual property defense legal costs (included in Quest Integrity) and $0.1 million related to the wildfire in Alberta, Canada that damaged our Fort McMurray location (included in TeamFurmanite). The prior year included $3.6 million in professional fees and other costs associated with mergers and acquisitions activity and $0.6 million in cost related to the implementation of our new ERP system (all included in corporate and shared support services) as well as $0.3 million in legal fees associated with a legal defense of Quest (included in Quest Integrity). Excluding the impact of these non-routine items, operating income decreased $6.4 million or 24.3% as the effect of acquisition-related growth was largely offset by the market softness and project deferrals described above as well an increase in corporate and shared support services of $6.8 million, primarily reflecting higher share-based compensation expense and the absorption of Furmanite’s corporate-related costs.
Interest expense. Interest expense increased from $0.6 million in the prior year quarter to $3.4 million in the current year quarter. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency gain. Foreign currency gains were consistent with the prior year quarter at $0.1 million in both periods. Foreign currency gains in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

Taxes. The provision for income tax was $3.8 million on pre-tax income from continuing operations of $10.8 million in the current year quarter compared to the provision for income tax of $7.4 million on pre-tax income of $21.5 million in the prior year quarter. The effective tax rate was 35.3% for the three months ended June 30, 2016, comparable to the effective tax rate of 34.6% for the three months ended June 30, 2015.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.4 million for the three months ended June 30, 2016 and relates to the operating results of an acquired Furmanite business that we do not intend to retain.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth the components of revenue and operating income from our operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$293,500	$237,412	$56,088	23.6%
TeamFurmanite	260,275	150,455	109,820	73.0%
Quest Integrity	33,519	39,939	(6,420)	(16.1)%
Total	$587,294	$427,806	$159,488	37.3%
Operating income (loss):
TeamQualspec	$24,621	$28,706	$(4,085)	(14.2)%
TeamFurmanite	19,021	13,892	5,129	36.9%
Quest Integrity	2,464	8,005	(5,541)	(69.2)%
Corporate and shared support services	(39,478)	(20,870)	(18,608)	89.2%
Total	$6,628	$29,733	$(23,105)	(77.7)%

Revenues. Total revenues grew $159.5 million or 37.3% from the same period in the prior year, primarily due to the Furmanite and Qualspec acquisitions, which were completed in July 2015 and February 2016, respectively, partially offset by lower Quest Integrity revenues and an adverse impact of $4.8 million due to changes in foreign exchange rates. On a pro forma basis, which assumes that the Furmanite and Qualspec acquisitions had occurred at the beginning of 2015, total revenues declined by $62.1 million. Market softness, which began in the second half of 2015, has continued in 2016 across all three business segments. Weak market conditions for our customers led to a combination of project deferrals or reductions in project scope, size or duration. We expect these market headwinds to continue throughout the remainder of 2016.
Operating income. Overall operating income was $6.6 million in the current year compared to $29.7 million in the same period in the prior year. The current year includes non-routine expenses totaling $15.7 million resulting from $10.2 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end ($9.9 million included in corporate and shared support services, $0.2 million included in TeamQualspec and $0.1 million included in Quest Integrity), $2.5 million in costs related to the implementation of our new ERP system (included in corporate and shared support services), $2.2 million for the revaluation of contingent consideration from our acquisition of DK Amans Valve (included in TeamFurmanite), $0.7 million in intellectual property defense legal costs (included in Quest Integrity) and $0.1 million related to the wildfire in Alberta, Canada that damaged our Fort McMurray location (included in TeamFurmanite). Approximately $4.6 million of the merger-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. The prior year included $5.9 million of non-routine expenses resulting from $3.6 million in professional fees and other costs associated with mergers and acquisitions activity (included in corporate and shared support services), $1.3 million in legal fees associated with a legal defense of Quest Integrity intellectual property (included in Quest Integrity), $0.6 million in costs related to the implementation of our new ERP system (included in corporate and shared support services) and $0.4 million of a fixed asset write-down (included in TeamFurmanite). Excluding the impact of these non-routine items, operating income decreased by $13.3 million or 37.4% as the effect of acquisition-related growth was more than offset by the market softness and project deferrals described above as well as an increase in corporate and shared support services of $10.4 million, primarily reflecting higher share-based compensation expense and the absorption of Furmanite’s corporate-related costs.
Interest expense. Interest expense increased from $1.1 million in the prior year to $6.3 million in the current year. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency (gain) loss. Foreign currency gains were $0.1 million in the six months ended June 30, 2016 compared to foreign currency losses of $0.3 million in the same period last year. Foreign currency gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

Venezuelan Impairment Loss. During the six months ended June 30, 2015, management began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million, which is included in other expense (income), net. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Taxes. The provision for income tax was less than $0.1 million on pre-tax income from continuing operations of $0.4 million in the current year compared to the provision for income tax of $9.7 million on pre-tax income of $27.1 million in the prior year. The effective tax rate was 3.1% for the six months ended June 30, 2016 and 35.7% for the six months ended June 30, 2015. The effective tax rate for the current year was impacted by the effects of discrete items, primarily the settlement of prior years with the Internal Revenue Service, and permanent differences that had significant impacts on the effective rate due to the relatively low amount of pre-tax income from continuing operations.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.5 million for the six months ended June 30, 2016 and relates to the operating results of an acquired Furmanite business that we do not intend to retain.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.
In July 2015, we renewed our Credit Facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at June 30, 2016) and has commitment fees on unused borrowing capacity (0.40% at June 30, 2016). The Credit Facility also contains financial covenants requiring the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in the Credit Facility agreement) of not more than 4.00 to 1.00 (until June 30, 2016, at which point the ratio will decrease by 0.25 to 1.00 every other quarter until it reaches 3.00 to 1.00), (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of June 30, 2016, we are in compliance with these covenants. At June 30, 2016, we had $65.4 million of cash on hand and approximately $29 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $2.6 million of associated debt issuance costs over the life of the Credit Facility. We are planning to amend the Credit Facility with our bank group. Such amendment is intended to defer, until September 30, 2017, the point at which the Total Leverage Ratio requirement would decrease below 4.00 to 1.00.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at June 30, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of 2017. Through June 30, 2016, we have capitalized $35.2 million associated with the project that includes $0.9 million of capitalized interest.
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the six months ended June 30, 2016. At June 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.
Restrictions on cash. Included in our cash and cash equivalents at June 30, 2016 is $14.9 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Cash flows attributable to our operating activities. For the six months ended June 30, 2016, net cash provided by operating activities was $38.1 million compared with $21.7 million for the six months ended June 30, 2015. The increase is primarily attributable to higher cash receipts from customers, attributable to the higher revenues, and lower cash payments for income taxes, partially offset by increases in cash paid to employees and suppliers as well as higher cash paid for interest.
Cash flows attributable to our investing activities. For the six months ended June 30, 2016, net cash used in investing activities was $64.0 million, consisting primarily of $48.4 million for business acquisitions (net of cash acquired) and $21.9 million of capital expenditures. Capital expenditures included $9.3 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the six months ended June 30, 2015, net cash used in investing activities was $29.4 million, consisting primarily of $18.4 million of capital expenditures and $10.5 million for business acquisitions (net of cash acquired). Capital expenditures included $6.8 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the six months ended June 30, 2016, net cash provided by financing activities was $46.2 million consisting primarily of $53.2 million of net borrowings related to our Credit Facility, principally to fund the cash portion of the Furmanite acquisition as well as the acquisitions of QIS, TiaT and Turbinate and $1.1 million from the issuance of common stock from share-based payment arrangements. These amounts were offset by $7.6 million in cash related to the purchase of stock pursuant to our stock repurchase plan and $0.4 million related to debt issuance costs.
For the six months ended June 30, 2015, net cash used in financing activities was $3.0 million consisting primarily of $21.1 million in payments related to the purchase of stock pursuant to our stock repurchase plan offset by $14.1 million of net borrowings related to our bank credit facility, $2.6 million from the issuance of common stock from share-based payment arrangements and $1.5 million attributable to the corporate tax effect from share-based payment arrangements.
Effect of exchange rate changes on cash. For the six months ended June 30, 2016 and 2015, the effect of exchange rate changes on cash was a positive (negative) impact of $0.3 million and $(1.8) million, respectively. The positive impact in the current year is primarily attributable to fluctuations in U.S. Dollar exchange rates with the Canadian Dollar and the British Pound. The negative impact in the prior year is primarily due to fluctuations in U.S. Dollar exchange rates with the Canadian Dollar and the Euro.

Contractual Obligations
Information on our contractual obligations is set forth on page 32 of our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015. Subsequent to year end, we assumed additional contractual obligations in connection with our acquisition of Furmanite. Specifically, we borrowed an additional $71.5 million on our Credit Facility, of which the proceeds were primarily used to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. We also assumed additional obligations under various non-cancellable operating leases of Furmanite, primarily consisting of facility and auto leases. Future payments under these additional operating leases, which expire at various dates, were estimated at approximately $33 million as of the acquisition date. Further, we assumed obligations related to Furmanite’s defined benefit pension plans. For additional information on the Furmanite acquisition, see Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. Except as described above, there have been no material changes in our contractual obligations during the six months ended June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income for the period. Net foreign currency transaction gains (losses) for the six months ended June 30, 2016 and June 30, 2015 were $0.1 million and $(0.3) million, respectively. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the Australian Dollar, British Pound, Canadian Dollar, Euro and Mexican Peso.
In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or six months ended June 30, 2016 nor as of June 30, 2016.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $3.1 million for the six months ended June 30, 2016.
Based on the six months ended June 30, 2016, foreign currency-based revenues and operating income of approximately $144.2 million and $6.8 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $14.0 million and $0.7 million, respectively.
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
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of June 30, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County. The lawsuits allege that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate trial on the merits during the first half of 2017.
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
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the six months ended June 30, 2016. At June 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
(a) In connection with Philip Hawk’s transition from Executive Chairman of the Board and an employee to non-employee director and Chairman of the Board, on August 8, 2016, the Board of Directors of the Company approved and the Company entered into a non-disclosure, non-competition and non-solicitation agreement (the “non-compete agreement”) with Mr. Hawk. The terms of the non-compete agreement include the acceleration of the vesting of certain restricted stock units and the suspension of the requirement to be an employee of the Company for vesting under the long term performance stock units.  With regard to the accelerated vesting of awards, the Company estimates that it will recognize a pre-tax charge of approximately $0.6 million in the third quarter of 2016. Through the next Annual Meeting of Shareholders, expected to be held in May 2017, Mr. Hawk will receive $167,000 in director fees for service. The non-compete agreement is filed as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Philip J. Hawk, Team Industrial Services, Inc., Team, Inc. and their affiliated entities, effective as of August 8, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS—	XBRL Instance Document.

101.SCH—	XBRL Taxonomy Schema Document.

101.CAL—	XBRL Calculation Linkbase Document.

101.DEF—	XBRL Definition Linkbase Document.

101.LAB—	XBRL Label Linkbase Document.

101.PRE—	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 9, 2016	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)