Form 10-Q
period 2016-09-30
TEAM INC
filed 2016-11-04
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,495,870 shares of common stock, par value $0.30, outstanding and 821,087 shares of treasury stock as of October 31, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,201	$44,825
Restricted cash	—	5,000
Receivables, net of allowance of $6,432 and $3,548	264,503	214,324
Inventory	52,438	27,936
Income tax receivable	10,152	3,893
Deferred income taxes	17,636	6,917
Prepaid expenses and other current assets	33,082	11,664
Current assets of discontinued operations	12,325	—
Total current assets	428,337	314,559
Property, plant and equipment, net	212,036	124,983
Intangible assets, net of accumulated amortization of $32,360 and $21,161	163,371	99,119
Goodwill	370,726	256,654
Other assets, net	4,083	2,421
Deferred income taxes	3,869	1,255
Total assets	$1,182,422	$798,991
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	49,448	22,364
Other accrued liabilities	82,097	49,796
Current liabilities of discontinued operations	1,065	—
Total current liabilities	152,610	92,160
Deferred income taxes	97,070	17,302
Long-term debt	368,831	351,383
Defined benefit pension liability	11,751	—
Other long-term liabilities	4,109	—
Total liabilities	634,371	460,845
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,226,478 and 21,836,694 shares issued	9,066	6,552
Additional paid-in capital	337,915	120,126
Retained earnings	247,681	250,980
Accumulated other comprehensive loss	(17,880)	(18,374)
Treasury stock at cost, 821,087 and 546,977 shares	(28,731)	(21,138)
Total equity	548,051	338,146
Total liabilities and equity	$1,182,422	$798,991
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$289,577	$243,552	$876,871	$671,358
Operating expenses	212,871	173,931	635,490	472,216
Gross margin	76,706	69,621	241,381	199,142
Selling, general and administrative expenses	80,749	62,242	236,612	162,030
Loss on revaluation of contingent consideration	—	522	2,184	522
Operating income (loss)	(4,043)	6,857	2,585	36,590
Interest expense, net	3,211	2,397	9,554	3,538
Foreign currency (gain) loss	(98)	606	(197)	929
Other expense (income), net	37	8	(2)	1,184
Earnings (loss) from continuing operations before income taxes	(7,193)	3,846	(6,770)	30,939
Less: Provision (benefit) for income taxes	(2,656)	1,299	(2,643)	10,958
Income (loss) from continuing operations	(4,537)	2,547	(4,127)	19,981
Income from discontinued operations, net of income tax	316	—	828	—
Net income (loss)	(4,221)	2,547	(3,299)	19,981
Less: Income attributable to noncontrolling interest	—	—	—	213
Net income (loss) available to Team shareholders	$(4,221)	$2,547	$(3,299)	$19,768

Basic earnings (loss) per share:
Continuing operations	$(0.15)	$0.13	$(0.15)	$0.97
Discontinued operations	0.01	—	0.03	—
Net income (loss)	$(0.14)	$0.13	$(0.12)	$0.97
Diluted earnings (loss) per share:
Continuing operations	$(0.15)	$0.12	$(0.15)	$0.92
Discontinued operations	0.01	—	0.03	—
Net income (loss)	$(0.14)	$0.12	$(0.12)	$0.92

Amounts attributable to Team shareholders:
Income (loss) from continuing operations, net of income tax	$(4,537)	$2,547	$(4,127)	$19,768
Income from discontinued operations, net of income tax	316	—	828	—
Net income (loss)	$(4,221)	$2,547	$(3,299)	$19,768

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(4,221)	$2,547	$(3,299)	$19,981
Foreign currency translation adjustment	(1,178)	(5,256)	1,872	(12,155)
Foreign currency hedge	(104)	(183)	(347)	1,122
Tax benefit (provision) attributable to other comprehensive income (loss)	287	1,811	(1,031)	2,365
Total comprehensive income (loss)	(5,216)	(1,081)	(2,805)	11,313
Less: Total comprehensive income attributable to noncontrolling interest	—	—	—	179
Total comprehensive income (loss) available to Team shareholders	$(5,216)	$(1,081)	$(2,805)	$11,134

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2016	21,837	(547)	$6,552	$(21,138)	$120,126	$—	$250,980	$(18,374)	$338,146
Net income (loss)	—	—	—	—	—	—	(3,299)	—	(3,299)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	725	725
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(231)	(231)
Non-cash compensation	—	—	—	—	6,672	—	—	—	6,672
Vesting of stock awards	39	—	11	—	(356)	—	—	—	(345)
Tax benefit of exercise of stock options	—	—	—	—	86	—	—	—	86
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	—	211,530
Exercise of stock options	143	—	41	—	2,367	—	—	—	2,408
Purchase of treasury stock	—	(274)	—	(7,593)	—	—	—	—	(7,593)
Other	—	—	—	—	(48)	—	—	—	(48)
Balance at September 30, 2016	30,227	(821)	$9,066	$(28,731)	$337,915	$—	$247,681	$(17,880)	$548,051

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2015	20,700	—	$6,211	$—	$109,700	$5,855	$225,747	$(8,406)	$339,107
Net income	—	—	—	—	—	—	19,981		19,981
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(9,378)	(9,378)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	710	710
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	179	(213)	34	—
Purchase of noncontrolling interest	728	—	218	—	(118)	(6,034)	—	—	(5,934)
Non-cash compensation	—	—	—	—	4,044	—	—	—	4,044
Vesting of stock awards	12	—	3	—	(44)	—	—	—	(41)
Tax benefit of exercise of stock options	—	—	—	—	1,535	—	—	—	1,535
Exercise of stock options	241	—	73	—	3,699	—	—	—	3,772
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)
Balance at September 30, 2015	21,681	(547)	$6,505	$(21,138)	$118,816	$—	$245,515	$(17,040)	$332,658

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,299)	$19,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investment in Venezuela	—	1,177
Depreciation and amortization	35,432	20,534
Amortization of deferred loan costs	381	262
Provision for doubtful accounts	3,242	1,201
Foreign currency (gain) loss	(197)	929
Deferred income taxes	(3,552)	1,366
Loss on asset disposal	10	556
Loss on contingent consideration revaluation	2,184	522
Non-cash compensation cost	6,672	4,044
Other, net	(862)	—
(Increase) decrease, net of the effect of acquisitions:
Receivables	16,537	(22,981)
Inventory	1,196	(443)
Prepaid expenses and other current assets	(6,264)	(3,480)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	11,091	791
Other accrued liabilities	2,333	12,496
Income taxes	(4,259)	(10,720)
Net cash provided by operating activities	60,645	26,235
Cash flows from investing activities:
Capital expenditures	(35,865)	(30,549)
Business acquisitions, net of cash acquired	(48,382)	(263,560)
Change in restricted cash	5,000	(5,000)
Proceeds from sale of assets	3,717	5,304
Decrease (increase) in other assets, net	(69)	158
Change related to Venezuelan operations	—	(621)
Other	735	—
Net cash used in investing activities	(74,864)	(294,268)
Cash flows from financing activities:
Net debt borrowings	16,043	290,140
Deferred consideration payments	(694)	(1,242)
Contingent consideration payments	(1,816)	—
Purchase of treasury stock	(7,593)	(21,138)
Purchase of noncontrolling interest	—	(5,934)
Debt issuance costs	(759)	(1,950)
Corporate tax effect from share-based payment arrangements	108	1,535
Issuance of common stock from share-based payment arrangements	2,408	3,772
Payments related to withholding tax for share-based payment arrangements	(345)	(41)
Net cash provided by financing activities	7,352	265,142
Effect of exchange rate changes on cash	243	(2,989)
Net decrease in cash and cash equivalents	(6,624)	(5,880)
Cash and cash equivalents at beginning of period	44,825	44,426
Cash and cash equivalents at end of period	$38,201	$38,546
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
TeamQualspec provides basic and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
TeamFurmanite, our mechanical services segment, provides turnaround and on-stream services. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround services TeamFurmanite provides include field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services. On-stream services offered by TeamFurmanite represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
We offer these services in over 220 locations in 22 countries throughout the world with more than 8,300 employees. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at September 30, 2016 and December 31, 2015 is $10.9 million and $17.5 million, respectively, of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
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

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, which involves the use of Level 3 measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

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

The test for impairment is a two-step process that involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is not deemed necessary. If the carrying amount of the reporting unit exceeds its fair value, we then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date changed to December 1, effective December 1, 2015.

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
There was $370.7 million and $256.7 million of goodwill at September 30, 2016 and December 31, 2015, respectively. See Note 2 for additional information related to the acquisitions that increased goodwill in the period. A rollforward of goodwill for the nine months ended September 30, 2016 is as follows (in thousands):

	Nine Months Ended September 30, 2016
	(unaudited)
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	102,587	4,137	112,679
Foreign currency adjustments	746	255	392	1,393
Balance at end of period	$214,198	$122,716	$33,812	$370,726
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
During the three months ended June 30, 2016, we calculated a measurement-period adjustment associated with our acquisition of Furmanite (Note 2) that increased deferred tax liabilities and goodwill by $47.9 million. This adjustment represents the acquisition-date deferred tax liability associated with the accumulated undistributed earnings of certain of Furmanite’s foreign subsidiaries, which we do not consider to be indefinitely reinvested outside the United States.
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
Revenue recognition. We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the Securities and Exchange Commission (“SEC”). Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At September 30, 2016 and December 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $80.8 million and $47.1 million, respectively.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income from discontinued operations or net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing income (loss) from continuing operations, income from discontinued operations or net income (loss) available to Team shareholders, less income or loss for the period attributable to the noncontrolling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our noncontrolling interest to our common stock prior to the acquisition of that interest.

Amounts used in basic and diluted earnings (loss) per share, for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,361	20,375	27,609	20,371
Stock options, stock units and performance awards	—	342	—	331
Conversion of noncontrolling interest	—	728	—	728
Total shares and dilutive securities	29,361	21,445	27,609	21,430
For the three and nine months ended September 30, 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations for the periods. There were no stock options outstanding during the three and nine months ended September 30, 2015 excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.
Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction gains and losses are included in our consolidated statements of operations.
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or nine months ended September 30, 2016 nor as of the balance sheet dates of September 30, 2016 and December 31, 2015.
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
Newly Adopted Accounting Principles
ASU No. 2015-03 and ASU No. 2015-15. In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs.
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
ASU No. 2015-16. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. Team adopted ASU 2015-16 effective January 1, 2016 and its adoption did not have a material impact on our results of operations, financial position or cash flows. We have included the required disclosures with respect to measurement-period adjustments in Note 2.
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
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The ASU may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our results of operations, financial position or cash flows.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This ASU is effective for fiscal years beginning after December 15, 2018. We will adopt ASU 2016-02 effective January 1, 2019. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our financial position or cash flows. Upon adoption, on a prospective basis, our income tax expense will be impacted by future excess tax benefits or deficiencies that under previous GAAP were recognized within stockholders’ equity rather than through the statement of operations.
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies the classification in the statement of cash flows of certain items, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and cash receipts and payments having aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our statements of cash flows.
ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective on January 1, 2018 with early adoption permitted. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
2. ACQUISITIONS
Furmanite
In November 2015, Team and Furmanite entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we acquired all the outstanding shares of Furmanite in a stock transaction whereby Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. The merger was completed on February 29, 2016. Outstanding Furmanite share-based payment awards were generally converted into comparable share-based awards of Team, with certain awards vesting upon the closing of the merger, pursuant to the Merger Agreement. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, our expanded capability and capacity offers an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution.
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

The following table presents the preliminary purchase price allocation for Furmanite (in thousands):

February 29, 2016
(unaudited)
Cash and cash equivalents	$37,734
Accounts receivable	64,502
Inventory	25,709
Current deferred tax assets	11,563
Prepaid expenses and other current assets	23,207
Current assets of discontinued operations	14,760
Property, plant and equipment	71,241
Intangible assets	70,800
Goodwill	102,587
Other non-current assets	3,709
Total assets acquired	$425,812

Accounts payable	$12,359
Other accrued liabilities	28,918
Income taxes payable	229
Current liabilities of discontinued operations	1,434
Non-current deferred tax liabilities	84,328
Defined benefit pension liability	13,509
Other long-term liabilities	2,694
Total liabilities assumed	143,471
Net assets acquired	$282,341
The preliminary purchase price allocation above reflects measurement period adjustments as a result of new information obtained during both the three months ended June 30, 2016 and the three months ended September 30, 2016. The significant adjustments during the three months ended June 30, 2016 were an increase in non-current deferred tax liabilities of $47.9 million, a decrease in inventory of $5.4 million, a decrease in accounts receivable of $2.1 million, an increase in other accrued liabilities of $1.4 million and a decrease in prepaid expenses and other current assets of $0.5 million. These adjustments resulted in an offsetting increase to goodwill of $57.3 million. Additionally, the allocation above reflects an adjustment during the three months ended June 30, 2016 to reclassify $5.7 million from inventory to prepaid expenses and other current assets as well as adjustments to segregate the preliminary fair values of assets and liabilities of acquired discontinued operations (see Note 15). The significant adjustments during the three months ended September 30, 2016 were a decrease in accounts receivable of $5.1 million, a decrease in property, plant and equipment of $1.6 million, a decrease in prepaid expenses and other current assets of $0.5 million, an increase in other accrued liabilities of $2.0 million and a decrease in non-current deferred tax liabilities of $0.6 million. These adjustments resulted in an offsetting increase to goodwill of $8.7 million. Additionally, the allocation above reflects an adjustment during the three months ended September 30, 2016 to reclassify $2.0 million and $0.4 million from inventory and prepaid expenses and other current assets, respectively, to property, plant and equipment. These measurement period adjustments did not result in any material impacts to the consolidated statements of operations.
The preliminary purchase price allocation shown above and the disclosures below are based upon the estimated fair values at the acquisition date and are subject to additional changes within the measurement period as additional information is obtained. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. To the extent that our estimates require adjustment, we will modify the provisional amounts. Given the size, complexity and timing of the acquisition, the valuation of certain assets and liabilities is still being finalized. The fair value of the acquired working capital, which includes accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities is provisional subject to the completion of our detailed review of the underlying accounts. The fair value of the acquired property, plant and equipment and identifiable intangible assets is provisional pending the completion of and our review of the valuation reports for those assets from a third-party valuation firm. The valuation of Furmanite’s tax accounts is provisional pending the completion of Furmanite’s tax returns to be filed for periods up to the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 10.

Of the $70.8 million of acquired intangible assets, $51.6 million was assigned to customer relationships with an estimated useful life of 12 years, $16.9 million was assigned to trade names with a weighted-average estimated useful life of 12 years and $2.3 million was assigned to developed technology with an estimated useful life of 10 years.
The $102.6 million of goodwill was assigned to the TeamFurmanite segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Furmanite. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of accounts receivable acquired was $64.5 million with the gross contractual amount being $73.8 million. We expect $9.3 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $14.0 million associated with discontinued operations, which is included in the current assets of discontinued operations line above, with the gross contractual amount of these receivables being $14.1 million. We expect $0.1 million to be uncollectible.
For the three and nine months ended September 30, 2016, we recognized a total of $0.2 million and $6.8 million, respectively, of acquisition costs related to the Furmanite acquisition, which were included in selling, general and administrative expenses in the consolidated statements of operations.
Our condensed consolidated statements of operations (unaudited) include the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $152.3 million and a net loss of $1.7 million are included in the nine month period ended September 30, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to account for the effects of integration activities, which are not practicable to determine.
Certain transactions related to the Furmanite acquisition were recognized separately from the acquisition of assets and assumption of liabilities in accordance with GAAP. These transactions, which were attributable to certain compensation (both cash and share-based) that was paid or became payable in conjunction with the closing of the acquisition, totaled $4.7 million and were recognized as selling, general and administrative expenses during the nine months ended September 30, 2016. There were no such amounts recognized during the three months ended September 30, 2016.
Qualspec
In July 2015, we acquired 100% of Qualspec for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec adds strength to our resident refinery inspection programs with major customer relationships across the U.S., and to add to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility.
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
Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015. Revenues of $40.3 million and net income of $1.6 million of Qualspec are included in the consolidated statement of operations (in the TeamQualspec segment) for the nine months ended September 30, 2015.
Pro Forma Information - Furmanite and Qualspec
Our unaudited pro forma consolidated results of operations are shown below as if the acquisitions of Furmanite and Qualspec had occurred at the beginning of fiscal year 2015. These results are not necessarily indicative of the results which would actually have occurred if the acquisitions had taken place at the beginning of fiscal year 2015, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data	Pro forma data
	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)
Revenues	$327,612	$920,641	$1,020,779
Income (loss) from continuing operations attributable to Team shareholders	$3,545	$(809)	$22,294
Earnings (loss) per share from continuing operations:
Basic	$0.12	$(0.03)	$0.78
Diluted	$0.12	$(0.03)	$0.75

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
Quest Integrity
In November 2010, we purchased 95% of Quest Integrity Group, LLC, a leading provider of proprietary in-line inspection and advanced engineering and assessment services. Pursuant to a “Put/Call Agreement” that was executed at the time of the Quest Integrity acquisition, on August 31, 2015, we issued 728,266 shares of restricted common stock and paid $5.9 million in cash to acquire the noncontrolling interest. Prior to August 31, 2015, these shares were included as dilutive securities in the earnings per share calculation as set forth herein.
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
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price also included $1.8 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million. During the nine months ended September 30, 2016, we recorded a loss of $2.2 million associated with the revaluation of the contingent consideration based on actual performance to date. DK Amans Valve is reported in the TeamFurmanite segment.
3. RECEIVABLES
A summary of accounts receivable as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Trade accounts receivable	$190,185	$170,774
Unbilled revenues	80,750	47,098
Allowance for doubtful accounts	(6,432)	(3,548)
Total	$264,503	$214,324

4. INVENTORY
A summary of inventory as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$7,840	$3,167
Work in progress	3,655	1,018
Finished goods	40,943	23,751
Total	$52,438	$27,936
5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Land	$7,465	$3,124
Buildings and leasehold improvements	42,868	29,690
Machinery and equipment	239,313	174,222
Furniture and fixtures	8,557	6,561
Capitalized ERP system development costs	40,324	25,606
Computers and computer software	11,880	8,062
Automobiles	5,728	5,280
Construction in progress	13,826	5,177
Total	369,961	257,722
Accumulated depreciation and amortization	(157,925)	(132,739)
Property, plant and equipment, net	$212,036	$124,983

At the end of 2013, we initiated the design and implementation of a new enterprise resource planning (“ERP”) system, which is expected to be installed by the end of calendar year 2017. Amortization of the ERP system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through September 30, 2016, we have capitalized $40.5 million associated with the project that includes $1.1 million of capitalized interest.
6. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016			December 31, 2015
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,848	$(21,357)	$135,491	$103,288	$(12,995)	$90,293
Non-compete agreements	5,475	(3,826)	1,649	4,898	(3,468)	1,430
Trade names	24,722	(3,736)	20,986	6,299	(1,940)	4,359
Technology	7,838	(3,145)	4,693	5,112	(2,541)	2,571
Licenses	848	(296)	552	683	(217)	466
Total	$195,731	$(32,360)	$163,371	$120,280	$(21,161)	$99,119

Amortization expense for the three months ended September 30, 2016 and 2015 was $3.8 million and $2.8 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $11.0 million and $4.7 million, respectively.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Payroll and other compensation expenses	$43,874	$21,878
Insurance accruals	10,213	7,008
Property, sales and other non-income related taxes	5,379	3,058
Deferred revenue	3,705	1,355
Lease commitments	2,631	1,721
Contingent consideration	2,033	3,638
Accrued commission	2,000	1,159
Volume discount	896	1,280
Accrued interest	686	984
Other	10,680	7,715
Total	$82,097	$49,796

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at September 30, 2016) and has commitment fees on unused borrowing capacity (0.40% at September 30, 2016). The Credit Facility also contains financial covenants, which were amended in August 2016 pursuant to the third amendment to the Credit Agreement. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (as defined in the Credit Facility agreement) of not more than 4.25 to 1.00 as of September 30, 2016, not more than 4.50 to 1.00 as of December 31, 2016, not more than 4.25 to 1.00 as of March 31, 2017 and June 30, 2017, not more than 3.75 to 1.00 as of September 30, 2017 and thereafter the maximum ratio decreases by 0.25 to 1.00 every quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of September 30, 2016, we are in compliance with these covenants. At September 30, 2016, we had $38.2 million of cash on hand and approximately $35 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.2 million at September 30, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
ASC 815, Derivatives and Hedging (“ASC 815”), requires that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We consider counterparty credit risk to our derivative contracts when valuing our derivative instruments.
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At September 30, 2016, the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.
The amounts recognized in other comprehensive income (loss), and reclassified into income, for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2016	2015	2016	2015	2016	2015	2016	2015
Net investment hedge	$(104)	$(183)	$—	$—	$(347)	$1,122	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	September 30, 2016			December 31, 2015
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,220)	Liability	Long-term debt	$(4,567)

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
Net periodic pension cost, from the date of the Furmanite acquisition, for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$21	$—	$50	$—
Interest cost	742	—	1,810	—
Expected return on plan assets	(759)	—	(1,852)	—
Net periodic pension cost	$4	$—	$8	$—
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.9% overall, 6.2% for equities and 2.2% for bonds. We expect to contribute $1.3 million to the pension plan for 2016, of which $0.9 million has been contributed through September 30, 2016.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2016
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,743	$3,743
Net investment hedge	$—	$(4,220)	$—	$(4,220)

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,638	$3,638
Net investment hedge	$—	$(4,567)	$—	$(4,567)
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1 & Level 2 during the nine months ended September 30, 2016 and 2015. There was a transfer out of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the year ended December 31, 2015 and no transfers in and out of Level 3 during the nine months ended September 30, 2016.
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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Nine Months Ended September 30, 2016
(unaudited)
Balance, beginning of period	$3,638
Accretion of liability	261
Payment	(4,000)
Revaluation	2,184
Acquisitions	1,660
Balance, end of period	$3,743
11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2016, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2016, our shareholders approved the 2016 Team, Inc. Equity Incentive Plan (the “Plan”), which replaced all of our previous equity compensation plans. The Plan authorizes the issuance of share-based awards representing up to 2,000,000 shares of common stock. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
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
Compensation expense related to share-based compensation totaled $6.7 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, $10.8 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.3 years. The tax benefit derived when share-based awards result in a tax deduction for the Company was $0.1 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $5.6 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. Transactions involving our stock units and director stock grants during the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	371	$36.26	328	$36.14
Changes during the period:
Granted	86	$26.19	25	$43.29
Assumed - Furmanite acquisition	40	$25.63	—	$—
Vested and settled	(38)	$27.61	(13)	$37.69
Cancelled	(13)	$30.92	(22)	$35.58
Stock and stock units, end of period	446	$34.27	318	$36.69
Under a performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our executive officers are subject to a three-year performance period and a concurrent three-year service period. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense related to performance awards totaled $0.6 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Transactions involving our performance awards during the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	23	$42.25
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	59	$37.16	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to the Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards totaled $0.3 million for both the nine months ended September 30, 2016 and 2015. Transactions involving our performance awards during the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	(unaudited)		(unaudited)
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of period	13	$35.15	28	$32.86
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(13)	$35.15	—	$—
Cancelled	—	$—	—	$—
Performance awards, end of period	—	$—	28	$32.86
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the nine months ended September 30, 2016, was $0.2 million. There was no compensation expense related to stock options for the nine months ended September 30, 2015. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	376	$25.71	691	$21.26
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	132	$33.20	—	$—
Exercised	(136)	$17.71	(241)	$15.64
Cancelled	(4)	$44.62	—	$—
Expired	(45)	$35.51	—	$—
Shares under option, end of period	323	$30.52	450	$24.27
Exercisable at end of period	319	$30.40	450	$24.27

Options exercisable at September 30, 2016 had a weighted-average remaining contractual life of 2.3 years. For total options outstanding at September 30, 2016, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.18 to $30.28	44	$25.80	2.1
$30.29 to $40.38	272	$30.75	2.1
$40.39 to $50.47	7	$50.47	7.6
Total	323	$30.52	2.3

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(28,124)	$4,567	$5,183	$(18,374)	$(13,718)	$3,028	$2,284	$(8,406)
Other comprehensive income (loss) before tax	1,872	(347)	(1,031)	494	(12,155)	1,122	2,365	(8,668)
Noncontrolling interest	—	—	—	—	34	—	—	34
Balance, end of period	$(26,252)	$4,220	$4,152	$(17,880)	$(25,839)	$4,150	$4,649	$(17,040)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,872	$(1,147)	$725	$(12,155)	$2,777	$(9,378)
Foreign currency hedge	(347)	116	(231)	1,122	(412)	710
Total	$1,525	$(1,031)	$494	$(11,033)	$2,365	$(8,668)
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of September 30, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate a trial on the merits during the first half of 2017.

Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (“Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial in the second quarter of 2017. The Washington Case does not have a trial date scheduled.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
TeamQualspec	$142,529	$157,308	$436,029	$394,720
TeamFurmanite	131,787	69,596	392,062	220,051
Quest Integrity	15,261	16,648	48,780	56,587
Total	$289,577	$243,552	$876,871	$671,358

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
TeamQualspec	$8,423	$14,386	$33,044	$43,092
TeamFurmanite	5,983	3,249	25,004	17,141
Quest Integrity	399	724	2,863	8,729
Corporate and shared support services	(18,848)	(11,502)	(58,326)	(32,372)
Total	$(4,043)	$6,857	$2,585	$36,590

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
TeamQualspec	$1,932	$3,564	$7,143	$10,250
TeamFurmanite	6,308	2,760	12,439	5,952
Quest Integrity	211	1,101	1,105	2,392
Corporate and shared support services	5,475	4,708	15,207	11,955
Total	$13,926	$12,133	$35,894	$30,549

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
TeamQualspec	$4,930	$4,887	$15,035	$9,284
TeamFurmanite	5,705	2,137	15,049	6,049
Quest Integrity	1,374	1,462	3,940	4,343
Corporate and shared support services	530	288	1,408	858
Total	$12,539	$8,774	$35,432	$20,534
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and nine months ended September 30, 2016 and 2015 and total assets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
United States	$208,009	$192,109	$651,126	$509,592
Canada	33,747	30,194	97,568	93,137
Europe	27,930	10,935	77,971	36,293
Other foreign countries	19,891	10,314	50,206	32,336
Total	$289,577	$243,552	$876,871	$671,358

	September 30, 2016	December 31, 2015
	(unaudited)
Total assets:
United States	$958,541	$682,124
Canada	65,710	59,626
Europe	108,531	33,271
Other foreign countries	49,640	23,970
Total	$1,182,422	$798,991

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
Income from discontinued operations, net of income tax, from the date of the Furmanite acquisition, consists of the following (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Revenues	$14,868	$36,542
Operating expenses	13,777	33,738
Gross margin	1,091	2,804
Selling, general and administrative expenses	554	1,412
Income from discontinued operations, before income tax	537	1,392
Less: Provision for income taxes	221	564
Income from discontinued operations, net of income tax	$316	$828
Assets and liabilities of discontinued operations classified as held for sale in the condensed consolidated balance sheet as of September 30, 2016 consist of the following (in thousands):

September 30, 2016
(unaudited)
Current assets of discontinued operations:
Receivables	$12,110
Prepayments and other assets	215
Total assets of discontinued operations	12,325
Current liabilities of discontinued operations:
Other accrued liabilities	$1,065
As discussed in Note 2, the Furmanite purchase price allocation is based on provisional measurements and is subject to change. Accordingly, the amounts of assets and liabilities attributable to discontinued operations may be adjusted upon completion of the final valuation of the acquisition.
For the three and nine months ended September 30, 2016, there were no material amounts of depreciation, amortization, capital expenditures or significant operating or investing non-cash items related to discontinued operations.

16. REPURCHASE OF COMMON STOCK
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the nine months ended September 30, 2016. At September 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

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
TeamQualspec provides basic and advanced NDT services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
TeamFurmanite, our mechanical services segment, provides turnaround and on-stream services. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround services TeamFurmanite provides include field machining, technical bolting, field valve repair, heat exchanger repair, and isolation test plugging services. On-stream services offered by TeamFurmanite represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
We offer these services in over 220 locations in 22 countries throughout the world with more than 8,300 employees. Our industrial services are available 24 hours a day, 7 days a week, 365 days a year. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms. Our services are also provided across a broad geographic reach.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth the components of revenue and operating income from our operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$142,529	$157,308	$(14,779)	(9.4)%
TeamFurmanite	131,787	69,596	62,191	89.4%
Quest Integrity	15,261	16,648	(1,387)	(8.3)%
Total	$289,577	$243,552	$46,025	18.9%
Operating income (loss):
TeamQualspec	$8,423	$14,386	$(5,963)	(41.5)%
TeamFurmanite	5,983	3,249	2,734	84.1%
Quest Integrity	399	724	(325)	(44.9)%
Corporate and shared support services	(18,848)	(11,502)	(7,346)	63.9%
Total	$(4,043)	$6,857	$(10,900)	(159.0)%

Revenues. Total revenues grew $46.0 million or 18.9% from the prior year quarter, primarily due to the Furmanite acquisition, which was completed in February 2016, partially offset by lower TeamQualspec and Quest Integrity revenues and an adverse impact of $0.5 million due to changes in foreign exchange rates. On a pro forma basis, which assumes that the Furmanite and Qualspec acquisitions had occurred at the beginning of 2015, total revenues declined by $38.0 million or 11.6%. Market softness, which began in the second half of 2015, has continued in 2016 across all three business segments. The weak market conditions led to a combination of project deferrals, scope reductions and maintenance deferrals, which, among other impacts, resulted in approximately 45% lower sales volumes in heat treating services within our TeamQualspec segment on a pro forma basis. Additionally, our TeamFurmanite and TeamQualspec segments were adversely affected by severe flooding in Louisiana during the current year quarter. Consequently, July and August, traditionally two of our weakest months of the year, were unusually soft in 2016. While we generally expect these market headwinds to continue throughout the remainder of 2016, we are beginning to see some positive indications that market conditions could be starting to improve.
Operating income (loss). Overall operating loss was $4.0 million in the current year quarter compared to operating income of $6.9 million in the prior year quarter. The current year quarter includes non-routine expenses totaling $6.0 million consisting of $2.3 million in costs related to the implementation of our new ERP system (included in corporate and shared support services), $2.2 million in professional fees and other costs associated with mergers and acquisitions activity ($1.7 million included in corporate and shared support services and $0.5 million included in TeamFurmanite), $0.6 million in intellectual property defense legal costs (included in Quest Integrity), $0.6 million in non-cash compensation associated with an acceleration of vesting of awards (included in corporate and shared support services) and $0.3 million of other non-routine items ($0.2 million included in TeamQualspec and $0.1 million included in TeamFurmanite). The prior year included non-routine expenses of $3.9 million consisting of $1.3 million in professional fees and other costs associated with mergers and acquisitions activity, $1.2 million in cost related to the implementation of our new ERP system (all included in corporate and shared support services), $0.9 million in legal fees associated with a legal defense of Quest (included in Quest Integrity) as well as $0.5 million related to the revaluation of contingent consideration. Excluding the impact of these non-routine items, operating income (loss) changed unfavorably by $8.7 million or 81.6% as the effect of acquisition-related growth, primarily in the TeamFurmanite segment, was more than offset by the adverse effects of the current market softness and reduced customer spending described above. The significant decreases in activity in July and August this year coupled with lower average gross margins, attributable to an unfavorable service mix shift away from higher margin advanced and specialty services normally tied to large turnaround projects, adversely affected operating income (loss) in the current year quarter compared to the prior year. Further, the operating loss for the current year quarter was affected by an increase in corporate and shared support services of $5.2 million, which includes the effect of the absorption of certain of Furmanite’s ongoing corporate-related costs.
Interest expense. Interest expense increased from $2.4 million in the prior year quarter to $3.2 million in the current year quarter. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency (gain) loss. Foreign currency gains were $0.1 million in the current year quarter compared to foreign currency losses in prior year quarter of $0.6 million. Foreign currency gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

Taxes. The benefit for income tax was $2.7 million on the pre-tax loss from continuing operations of $7.2 million in the current year quarter compared to the provision for income tax of $1.3 million on pre-tax income from continuing operations of $3.8 million in the prior year quarter. The effective tax rate was 36.9% for the three months ended September 30, 2016, compared to the effective tax rate of 33.8% for the three months ended September 30, 2015. The increase in the effective tax rate was primarily due to the effect of discrete items and permanent differences as well as the year-over-year impact of such items on the effective rate due to the size and direction of pre-tax income (loss) from continuing operations in both periods.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.3 million for the three months ended September 30, 2016 and relates to the operating results of an acquired Furmanite business that we do not intend to retain.

Nine months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth the components of revenue and operating income from our operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$436,029	$394,720	$41,309	10.5%
TeamFurmanite	392,062	220,051	172,011	78.2%
Quest Integrity	48,780	56,587	(7,807)	(13.8)%
Total	$876,871	$671,358	$205,513	30.6%
Operating income (loss):
TeamQualspec	$33,044	$43,092	$(10,048)	(23.3)%
TeamFurmanite	25,004	17,141	7,863	45.9%
Quest Integrity	2,863	8,729	(5,866)	(67.2)%
Corporate and shared support services	(58,326)	(32,372)	(25,954)	80.2%
Total	$2,585	$36,590	$(34,005)	(92.9)%

Revenues.Total revenues grew $205.5 million or 30.6% from the same period in the prior year, primarily due to the Furmanite and Qualspec acquisitions, which were completed in February 2016 and July 2015, respectively, partially offset by lower Quest Integrity revenues and an adverse impact of $5.8 million due to changes in foreign exchange rates. On a pro forma basis, which assumes that the Furmanite and Qualspec acquisitions had occurred at the beginning of 2015, total revenues declined by $100.1 million or 9.8%. Market softness, which began in the second half of 2015, has continued in 2016 across all three business segments. The weak market conditions led to a combination of project deferrals, scope reductions and maintenance deferrals, which, among other impacts, resulted in approximately 41% lower sales volumes in heat treating services within our TeamQualspec segment on a pro forma basis. Additionally, our TeamFurmanite and TeamQualspec segments were adversely affected by wildfires in the Canadian oil sands area near Fort McMurray in the second quarter of 2016 as well as severe flooding in Louisiana in the third quarter of 2016. While we generally expect these market headwinds to continue throughout the remainder of 2016, we are beginning to see some positive indications that market conditions could be starting to improve.
Operating income. Overall operating income was $2.6 million in the current year compared to $36.6 million in the same period in the prior year. The current year includes non-routine expenses totaling $21.7 million consisting of $12.4 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end ($11.5 million included in corporate and shared support services, $0.5 million included in TeamFurmanite, $0.3 million included in TeamQualspec and $0.1 million included in Quest Integrity), $4.8 million in costs related to the implementation of our new ERP system (included in corporate and shared support services), $2.2 million for the revaluation of contingent consideration from our acquisition of DK

Amans Valve (included in TeamFurmanite), $1.3 million in intellectual property defense legal costs (included in Quest Integrity), $0.6 million in non-cash compensation associated with an acceleration of vesting of awards (included in corporate and shared support services) and $0.4 million in other non-routine items ($0.2 million included in each of TeamFurmanite and TeamQualspec). Approximately $5.2 million of the merger-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. The prior year included $9.8 million of non-routine expenses resulting from $4.9 million in professional fees and other costs associated with mergers and acquisitions activity (included in corporate and shared support services), $2.2 million in legal fees associated with a legal defense of Quest Integrity intellectual property (included in Quest Integrity), $1.8 million in costs related to the implementation of our new ERP system (included in corporate and shared support services), $0.5 million for the revaluation of a contingent consideration liability and $0.4 million of a fixed asset write-down (included in TeamFurmanite). Excluding the impact of these non-routine items, operating income decreased by $22.1 million or 47.6% as the effect of acquisition-related growth was more than offset by the adverse effects of the current market softness and reduced customer spending described above. Additionally, we experienced lower average gross margins in the current year as the market softness resulted in an unfavorable service mix shift away from higher margin advanced and specialty services normally tied to large turnaround projects. Further, operating income was affected by an increase in corporate and shared support services of $15.7 million, which includes the effect of the absorption of certain of Furmanite’s ongoing corporate-related costs and higher share-based compensation expense.
Interest expense. Interest expense increased from $3.5 million in the prior year to $9.6 million in the current year. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency (gain) loss. Foreign currency gains were $0.2 million in the nine months ended September 30, 2016 compared to foreign currency losses of $0.9 million in the same period last year. Foreign currency gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

Venezuelan Impairment Loss. During the nine months ended September 30, 2015, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million, which is included in other expense (income), net. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels.

Taxes. The benefit for income tax was $2.6 million on the pre-tax loss from continuing operations of $6.8 million in the current year compared to the provision for income tax of $11.0 million on pre-tax income from continuing operations of $30.9 million in the prior year. The effective tax rate was 39.0% for the nine months ended September 30, 2016 and 35.4% for the nine months ended September 30, 2015. The increase in the effective tax rate was primarily due to the effect of discrete items and permanent differences as well as the year-over-year impact of such items on the effective rate due to the size and direction of pre-tax income (loss) from continuing operations in both periods.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.8 million for the nine months ended September 30, 2016 and relates to the operating results of an acquired Furmanite business that we do not intend to retain.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.
In July 2015, we renewed our Credit Facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at September 30, 2016) and has commitment fees on unused borrowing capacity (0.40% at September 30, 2016). The Credit Facility also contains financial covenants, which were amended in August 2016 pursuant to the third amendment to the Credit Agreement. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (as defined in the Credit Facility agreement) of not more than 4.25 to 1.00 as of September 30, 2016, not more than 4.50 to 1.00 as of December 31, 2016, not more than 4.25 to 1.00 as of March 31, 2017 and June 30, 2017, not more than 3.75 to 1.00 as of September 30, 2017 and thereafter the maximum ratio decreases by 0.25 to 1.00 every quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of September 30, 2016, we are in compliance with these covenants. At September 30, 2016, we had $38.2 million of cash on hand and approximately $35 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.2 million at September 30, 2016 and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be fully installed by the end of 2017. Through September 30, 2016, we have capitalized $40.5 million associated with the project that includes $1.1 million of capitalized interest.
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the nine months ended September 30, 2016. At September 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.
In October 2016, we filed an automatically effective universal shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to issue common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Issuances of securities pursuant to the Shelf Registration Statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.
Restrictions on cash. Included in our cash and cash equivalents at September 30, 2016 is $10.9 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Cash flows attributable to our operating activities. For the nine months ended September 30, 2016, net cash provided by operating activities was $60.6 million compared to $26.2 million in the prior year. The increase in net cash provided by operating activities is primarily associated with favorable changes in working capital, primarily attributable to reductions in accounts receivable, partially offset by the impacts of the market softness on operating performance as described above.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2016, net cash used in investing activities was $74.9 million, consisting primarily of $48.4 million for business acquisitions (net of cash acquired) and $35.9 million of capital expenditures. Capital expenditures included $14.7 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the nine months ended September 30, 2015, net cash used in investing activities was $294.3 million, consisting primarily of $263.6 million for business acquisitions (net of cash acquired) and $30.5 million of capital expenditures. Capital expenditures included $11.4 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2016, net cash provided by financing activities was $7.4 million consisting primarily of $16.0 million of net debt borrowings, principally to fund the cash portion of the Furmanite acquisition as well as the acquisitions of QIS, TiaT and Turbinate and $2.4 million from the issuance of common stock from share-based payment arrangements. These amounts were offset by $7.6 million in cash related to the purchase of stock pursuant to our stock repurchase plan, $2.5 million of cash related to contingent and deferred consideration payments and $0.8 million of debt issuance costs.
For the nine months ended September 30, 2015, net cash provided by financing activities was $265.1 million consisting primarily of $290.1 million of net borrowings related to our bank credit facility, $3.8 million from the issuance of common stock from share-based payment arrangements and $1.5 million attributable to the corporate tax effect from share-based payment arrangements offset by $21.1 million in payments related to the purchase of stock pursuant to our stock repurchase plan and $5.9 million in payments to purchase the noncontrolling interest in Quest Integrity Group, LLC.

Effect of exchange rate changes on cash. For the nine months ended September 30, 2016 and 2015, the effect of exchange rate changes on cash was a positive (negative) impact of $0.2 million and $(3.0) million, respectively. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Australian Dollar and the Euro offset by unfavorable fluctuations in the British Pound. The negative impact in the prior year is primarily due to fluctuations in U.S. Dollar exchange rates with the Canadian Dollar and the Euro.

Contractual Obligations
Information on our contractual obligations is set forth on page 32 of our Transition Report on Form 10-K for the transition period from June 1, 2015 to December 31, 2015. Subsequent to year end, we assumed additional contractual obligations in connection with our acquisition of Furmanite. Specifically, we borrowed an additional $71.5 million on our Credit Facility, of which the proceeds were primarily used to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. We also assumed additional obligations under various non-cancellable operating leases of Furmanite, primarily consisting of facility and auto leases. Future payments under these additional operating leases, which expire at various dates, were estimated at approximately $33 million as of the acquisition date. Further, we assumed obligations related to Furmanite’s defined benefit pension plans. For additional information on the Furmanite acquisition, see Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. Except as described above, there have been no material changes in our contractual obligations during the nine months ended September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction gains (losses) for the nine months ended September 30, 2016 and September 30, 2015 were $0.2 million and $(0.9) million, respectively. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the Australian Dollar, British Pound, Canadian Dollar, Euro and Mexican Peso.
In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material for the three months or nine months ended September 30, 2016 nor as of September 30, 2016.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $1.9 million for the nine months ended September 30, 2016.
Based on the nine months ended September 30, 2016, foreign currency-based revenues and operating income of approximately $225.7 million and $12.1 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $22.0 million and $1.2 million, respectively.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidance established by the Staff of the SEC, a company is allowed to exclude the internal control over financial reporting of an acquired business from its assessment of its internal control over financial reporting for the fiscal year in which the business was acquired. As permitted by such guidance, we intend to exclude the internal control over financial reporting of Furmanite, which we acquired on February 29, 2016, from our assessment of internal control over financial reporting as of December 31, 2016.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of September 30, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate a trial on the merits during the first half of 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial on our claims during the second quarter of 2017. The Washington Case does not have a trial date scheduled.
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
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We repurchased 274,110 shares for a total cost of $7.6 million during the nine months ended September 30, 2016. At September 30, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the leverage ratio is equal to or greater than 2.50 to 1.00 but is at least 0.25 less than the maximum permitted leverage ratio, the Credit Facility generally permits the the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1†
Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Philip J. Hawk, Team Industrial Services, Inc., Team, Inc. and their affiliated entities, effective as of August 8, 2016  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Team, Inc. on August 9, 2016, incorporated by reference herein).

10.2
Third Amendment to Credit Agreement, dated August 17, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Team, Inc. on August 23, 2016, incorporated by reference herein).

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
____________________

†    Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 4, 2016	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)