Form 10-K
period 2016-12-31
TEAM INC
filed 2017-03-16
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates on June 30, 2016 was approximately $627 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $24.83.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 5% or greater beneficial owners have been deemed affiliates.
The Registrant had 29,800,837 shares of common stock, par value $0.30, outstanding as of March 10, 2017.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K INDEX

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2017 Proxy Statement and are incorporated herein by reference. A copy of the 2017 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”) (formerly the Inspection and Heat Treating Services Group), TeamFurmanite Group (“TeamFurmanite”) (formerly the Mechanical Services Group) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and expertise available in the industry.
TeamQualspec provides standard and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,400 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
Narrative Description of Business
TeamQualspec Group:
TeamQualspec offers standard to specialty inspection services as well as heat treating services. Heat treating services are generally associated with turnaround or project activities. A description of these services is as follows:
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
TeamFurmanite Group:
TeamFurmanite offers standard to specialty services as follows within both on-stream and turnaround/project-related environments as follows:
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
Hot Tapping Services. Our hot tapping services consist of a full range of hot tapping, Line-stopTM and Freeze-stopTM services with capabilities for up to 48” diameter pipelines. Hot tapping services involve utilizing special equipment to cut a hole in a pressurized pipeline so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stopTM services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stopTM is a proprietary procedure that allows stopping of the process flow in extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow. Inflatable bag stops are used when a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. It can also be used to back up a line stop. A small hot tap is made into a pipe and an inflatable pipe plug is inserted into the pipe to allow the plug to stop the flow in the pipe. Additionally, we provide innovative line stop applications for unique service applications to meet customers’ needs.
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
Field Welding. We perform certified manual, semi-automatic and fully automated machine welding services in a variety of specialty industrial applications. All Team welders are certified to applicable American Society of Mechanical Engineers (“ASME”) code and we are authorized by the National Board of Boiler and Pressure Vessel Inspectors for the repair of nuclear components, boilers and other pressure-containing components.
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
Isolation and Test Plug Services. We install isolation plugs to provide a mechanical block of flammable atmosphere to allow for pipe cutting and welding without having to purge the entire piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allow the customer to comply with the ASME hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.
Valve Insertion Services. We offer professional installation services for our patented InsertValveTM. The valve installs under pressure, eliminating the need for line shut downs in the event of planned or emergency valve cut-ins. Designed for a wide range of line sizes and types, the InsertValveTM wedge gate sits on the valve body, not the pipe bottom. This unique feature prevents the seat from coming into contact with the cut pipe edges to significantly extend valve life. If a repair is ever needed, we believe it is the only valve on the market that can be repaired under pressure.
Quest Integrity:
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

Quest Integrity’s major service offerings are described as follows:
Furnace Tube Inspection System. Furnace Tube Inspection System (“FTISTM”) in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of serpentine coils of fired heaters, which are found in refineries. FTISTM allows us to detect and quantify internal/external pipe/tube wall loss, deformation and fouling and thereby identify weak points in such heaters in order to provide customers with timely, actionable information to better manage their infrastructure.
InVistaTM. Our proprietary InVistaTM in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines that are considered “unpiggable” or too challenging to inspect by traditional inspection methods, due to a number of factors. InVistaTM allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines. Our InVistaTM service also provides an integrated fitness-for-service report which forecasts remaining life of the pipeline and displays the information in a highly intuitive format, providing an integrated solution set for pipeline customers.
Pipeline Integrity Management. We offer turn-key Pipeline Integrity Management services, including project management, integrity engineering and integrity management development services, in-line inspection support, land surveying, and materials equipment selection and procurement. We offer these resources on an integrated basis with our InVistaTM and HYDRATM in-line inspection services and engineering assessment capabilities, or individually as applicable.
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
In November 2015, Team and Furmanite Corporation (“Furmanite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we acquired all the outstanding shares of Furmanite in a stock transaction. Under the terms of the Merger Agreement, Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. The merger was completed on February 29, 2016 at a value of approximately $282.3 million which included the payoff, immediately prior to closing, of approximately $70.8 million in Furmanite debt. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services. In addition, our expanded capability and capacity offers an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution. The purchase price allocation included net working capital of $143.9 million, $63.3 million in fixed assets, $89.0 million in intangibles, $91.4 million of non-current deferred tax liabilities, $13.5 million of defined benefit pension liabilities with $89.6 million allocated to goodwill. Our consolidated results include the activity of Furmanite beginning on the acquisition date of February 29, 2016. Included in the Furmanite acquisition was a process management inspection services business serving contractors and operators participating primarily in the midstream oil and gas market in the United States. Upon acquisition, we determined that this business was not a strategic fit for Team and shortly thereafter began marketing the business to prospective buyers. We completed the sale of this operation in December 2016. The operating results of this business are reported as discontinued operations in our consolidated financial statements.

In July 2015, we acquired 100% of the membership interests in Qualspec Group LLC (“Qualspec”) for total cash consideration of $255.5 million. Qualspec is a leading provider of non-destructive testing NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec adds strength to our resident refinery inspection programs with major customer relationships across the U.S., and to add to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility. The purchase price allocation included net working capital of $16.3 million, $15.5 million in fixed assets, $78.1 million in intangibles, $3.0 million of non-current deferred tax liability, with $148.5 million allocated to goodwill. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015 in the TeamQualspec segment.
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price allocation included contingent consideration valued at $1.8 million. The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million. DK Amans Valve is reported in the TeamFurmanite segment.
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
Marketing and Customers
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No single customer accounted for 10% or more of consolidated revenues during the year ended December 31, 2016, the seven months ended December 31, 2015 or in either of the years ended May 31, 2015 and 2014.
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
Geographic Areas
For a discussion and breakdown of revenues by geographic area, see Note 14 to the consolidated financial statements.
Seasonality
We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The timing of large turnarounds can significantly impact our revenues.
Employees
At December 31, 2016, we had approximately 7,400 employees in our worldwide operations. Our employees in the U.S. are predominantly non-unionized. Most of our Canadian employees and certain employees outside of North America, primarily

Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are fair and productive.
Regulation
A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the EPA. Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, the Chemical Safety Board, the Department of Transportation and the Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.
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
Available Information
As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov. Our internet website address is www.teaminc.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board of Directors’ (the “Board”) committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

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
We are subject to risks associated with indebtedness under our banking credit facility, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. Under our credit agreement, which we renewed in July 2015 (the “Credit Facility”), we are required to maintain compliance with certain financial covenants, as discussed in “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K. As of December 31, 2016, we are in compliance with these covenants. With respect to the covenant not to exceed a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in our Credit Facility agreement), our ratio stood at 4.19 to 1.00 as of December 31, 2016, compared to the maximum permitted ratio as of such date of 4.50 to 1.00. Under the Credit Facility, the maximum permitted ratio decreases to 4.25 to 1.00 as of March 31, 2017 and June 30, 2017, 3.75 to 1.00 as of September 30, 2017 and thereafter decreases by 0.25 to 1.00 every quarter until it reaches 3.00 to 1.00. While we are in compliance with our financial covenants as of December 31, 2016, management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the

Credit Facility and improve operating cash flows. However, there can be no assurance that these actions will be successful or that we will be able to maintain compliance with the financial covenants as of any future date. Our future compliance is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties, such as those risks and uncertainties described in this Item 1A.

We rely primarily on cash flows from our operations to make required interest and principal payments on our debt under the Credit Facility. If we are unable to generate sufficient cash flows from our operations, we may be unable to pay interest and principal obligations on our debt when they become due. Failure to comply with these obligations or failure to comply with the financial covenants discussed above could result in an event of default, which would permit our lenders to accelerate the repayment of the debt. If our lenders accelerate the repayment of debt, there is no assurance that we could refinance such debt on terms favorable to us or at all. Also, our debt under the Credit Facility bears interest at variable rates and therefore we are exposed to the risk of rising market interest rates, which could adversely impact our cash flows and increase our interest expense. Further, our Credit Facility restricts our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by the Company and its subsidiaries. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
An impairment of our goodwill and intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and intangible assets comprise a substantial portion of our total assets. As of December 31, 2016, our goodwill and intangible assets totaled $355.8 million and $176.1 million, respectively. We assess or test goodwill and intangible assets for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. If we determine an impairment exists, we may be required to recognize significant impairment charges, which could materially and adversely impact our results of operations and financial condition.
The implementation of a new enterprise resource planning (“ERP”) system may disrupt the Company’s operations or its system of internal controls. At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.
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
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At December 31, 2016, we had approximately 7,400 employees, approximately 950 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.
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
Regulations related to conflict-free minerals may cause us to incur additional expenses. The SEC has established annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the Democratic Republic of Congo and adjoining countries in their products. These requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.
Other risk factors. Other risk factors may include interruption of our operations, or the operations of our customers due to fire, hurricanes, earthquakes, power loss, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.
Any one of these factors, or a combination of these factors, could materially affect our future results of operations, financial position or cash flows and whether any forward-looking statements in this Annual Report on Form 10-K ultimately prove to be accurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
NONE

ITEM 2.	PROPERTIES
There are several materially important physical properties used in our operations. Our 120,000 square foot facility in Alvin, Texas consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we own a 39,000 square foot manufacturing facility in Houston, Texas. We lease approximately 60,000 square feet of office space utilized as our corporate headquarters in Sugar Land, Texas. The following is a list of owned and leased branch service locations considered materially important physical properties:

•	Beaumont, Texas

•	Pasadena, Texas (2 locations)

•	Pearland, Texas

•	Hammond, Indiana

•	Cincinnati, Ohio

•	Gonzales, Louisiana

•	Wood River, Illinois

•	Long Beach, California

•	Columbus, Ohio

•	Vlissingen, Netherlands

•	Kendal, Cumbria, United Kingdom
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment, replacement of assets at the end of their useful lives will occur in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS

Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of December 31, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We filed a motion to dismiss in December 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate a trial on the merits during the first half of 2018.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial in the second quarter of 2017. The Washington Case does not have a trial date scheduled.
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
Market Information
Our stock is traded on the NYSE under the symbol “TISI”. The table below reflects the high and low sales prices of our common stock by quarter for the year ended December 31, 2016, the seven-month transition period from June 1, 2015 to December 31, 2015 and the year ended May 31, 2015.

	Sales Price
	High	Low
2016
Quarter ended:
March 31, 2016	$31.86	$21.75
June 30, 2016	$32.49	$23.53
September 30, 2016	$33.71	$24.10
December 31, 2016	$39.60	$28.00
2015
Transition period:
June 1, 2015 - December 31, 2015	$47.55	$30.81
Quarter ended:
August 31, 2014	$43.53	$36.09
November 30, 2014	$44.36	$35.18
February 28, 2015	$41.42	$35.44
May 31, 2015	$41.22	$35.60
Holders
There were 579 holders of record of our common stock as of March 10, 2017, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the year ended December 31, 2016, the seven months ended December 31, 2015 or the year ended May 31, 2015. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.
Securities Authorized for Issuance Under Equity Compensation Plans
This information has been omitted from this Annual Report on Form 10-K as we intend to file such information in our Definitive Proxy Statement no later than 120 days following the close of our fiscal year ended December 31, 2016. The information required regarding equity compensation plans is hereby incorporated by reference.

Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2011 in our common stock, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our Peer Group Index used in the graph: Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

*
$100 invested on 5/31/11 in stock or index, including reinvestment of dividends. Years ended May 31, 2012, 2013, 2014 and 2015; seven-month transition period ended December 31, 2015; and year ended December 31, 2016.

	5/11	5/12	5/13	5/14	5/15	12/15	12/16
Team, Inc.	100.00	116.00	156.83	182.26	173.04	138.96	170.65
NYSE Composite	100.00	90.38	116.26	136.99	144.14	134.13	150.14
Peer Group	100.00	100.50	110.43	166.73	105.39	115.66	145.13
Notes: The above information was provided by Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
We have included selected financial data for the year ended December 31, 2016, the seven months ended December 31, 2015 and for the years ended May 31, 2012 through 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is appropriately accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.
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
We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of December 31, 2016.
Management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 excluded the internal control over financial reporting of Furmanite, representing total assets of approximately $215 million and total revenues of approximately $216 million included in the financial statements of Team, Inc. and subsidiaries as of and for the year ended December 31, 2016.
Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 35.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION
NONE

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2016, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1)
Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”

	2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”
	3)	Reference is made to the Exhibit Index beginning on page 20 hereof.
(b)		Exhibits
Reference is made to the Exhibit Index beginning on page 20 hereof.

ITEM 16.	FORM 10-K SUMMARY
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 15, 2017.

TEAM, INC.

/S/ TED W. OWEN
Ted W. Owen
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ TED W. OWEN	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
(Ted W. Owen)

/S/ GREG L. BOANE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
(Greg L. Boane)

/S/ JEFFERY G. DAVIS	Director	March 15, 2017
(Jeffery G. Davis)

/S/ VINCENT D. FOSTER	Director	March 15, 2017
(Vincent D. Foster)

/S/ PHILIP J. HAWK	Chairman of the Board	March 15, 2017
(Philip J. Hawk)

/S/ SYLVIA J. KERRIGAN	Director	March 15, 2017
(Sylvia J. Kerrigan)

/S/ EMMETT J. LESCROART	Director	March 15, 2017
(Emmett J. Lescroart)

/S/ MICHAEL A. LUCAS	Director	March 15, 2017
(Michael A. Lucas)

/S/ LOUIS A. WATERS	Director	March 15, 2017
(Louis A. Waters)

/s/ GARY G. YESAVAGE	Director	March 15, 2017
(Gary G. Yesavage)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011, incorporated by reference herein).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated October 24, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2013, incorporated by reference herein).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2014, incorporated by reference herein).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928, incorporated by reference herein).

10.1†
Team, Inc. 2004 Restricted Stock Option and Award Plan dated June 24, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004, incorporated by reference herein).

10.2†
Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2009, incorporated by reference herein).

10.3†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.4†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.5†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014, incorporated by reference herein).

10.6
Third Amended and Restated Credit Agreement dated as of July 7, 2015 among Team, Inc., Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Compass Bank, as Documentation Agent and the other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015, incorporated by reference herein).

10.7†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.8
Second Amendment and Commitment Increase to Credit Agreement, dated February 24, 2016, among Team Inc., certain Team Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016, incorporated by reference herein).

10.9†
Team, Inc. 2016 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy on Schedule 14A, as filed with the SEC on April 12, 2016, incorporated by reference herein).

10.10†
Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Philip J. Hawk, Team Industrial Services, Inc., Team, Inc. and their affiliated entities, effective as of August 8, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016, incorporated herein by reference).

10.11
Third Amendment to Credit Agreement, dated August 17, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, incorporated by reference herein).

10.12
Fourth Amendment and Limited Waiver to Credit Agreement, dated December 19, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto.

10.13
ATM Equity OfferingSM Sales Agreement, dated as of November 28, 2016, by and among Team, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 28, 2016, incorporated by reference herein).

10.14†	Form of Performance Award Agreement.

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

FINANCIAL TABLE OF CONTENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Cautionary Statement for the Purpose of Safe Harbor Provisions	23
General Information	23
Results of Operations	24
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015	24
Seven Months Ended December 31, 2015 Compared to Seven Months Ended December 31, 2014	26
Year Ended May 31, 2015 Compared to Year Ended May 31, 2014	27
Liquidity and Capital Resources	28
Contractual Obligations	31
Critical Accounting Policies	31
Quantitative and Qualitative Disclosures about Market Risk	34
Reports of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2016 and 2015	37
Consolidated Statements of Operations for the Year Ended December 31, 2016, for the Seven Months Ended December 31, 2015 and for the Years Ended May 31, 2015 and 2014	38
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2016, for the Seven Months Ended December 31, 2015 and for the Years Ended May 31, 2015 and 2014	39
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2016, for the Seven Months Ended December 31, 2015, and for the Years Ended May 31, 2015 and 2014	40
Consolidated Statements of Cash Flows for the Year Ended December 31, 2016, for the Seven Months Ended December 31, 2015 and for the Years Ended May 31, 2015 and 2014	41
Notes to Consolidated Financial Statements	42
Quarterly Financial Data (Unaudited)	79
Five Year Comparison	80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with Item 1 “Business,” Item 1A “Risk Factors,” Item 2 “Properties,” and Item 8 “Consolidated Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
CAUTIONARY STATEMENT FOR THE PURPOSE OF
SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on behalf of the Company in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Annual Report on Form 10-K, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
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
General Information
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec, TeamFurmanite and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and expertise available in the industry.
TeamQualspec provides standard and advanced NDT services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,400 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms.
Results of Operations
In November 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2015 to December 31, 2015. In this report, the periods presented are the year ended December 31, 2016, the seven-month transition period from June 1, 2015 to December 31, 2015 and the years ended May 31, 2015 and 2014. For comparison purposes, we have also included unaudited data for the year ended December 31, 2015 and for the seven months ended December 31, 2014.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth the components of revenue and operating income (loss) from our operations for years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
		(unaudited)
Revenues by business segment:
TeamQualspec	$589,478	$549,307	$40,171	7.3%
TeamFurmanite	539,627	302,581	237,046	78.3%
Quest Integrity	67,591	74,468	(6,877)	(9.2)%
Total	$1,196,696	$926,356	$270,340	29.2%

Operating income (loss):
TeamQualspec	$43,367	$56,001	$(12,634)	(22.6)%
TeamFurmanite	27,283	26,164	1,119	4.3%
Quest Integrity	4,780	11,497	(6,717)	(58.4)%
Corporate and shared support services	(78,548)	(46,371)	(32,177)	69.4%
Total	$(3,118)	$47,291	$(50,409)	(106.6)%
Revenues. Total revenues grew $270.3 million or 29.2% from the same period in the prior year, primarily due to the Furmanite and Qualspec acquisitions, completed in February 2016 and July 2015, respectively, partially offset by lower Quest Integrity revenues and an adverse impact of $6.6 million due to changes in foreign exchange rates. Due to the integration of both Furmanite and Qualspec into our existing operations during 2016, it is not practicable to specifically quantify the year-over-year revenue impact of these acquisitions. On a pro forma basis, assuming that the Furmanite and Qualspec acquisitions has occurred at the beginning of 2015, total revenues declined $120.8 million, or 8.9%. Market softness, which began in the second half of 2015, continued throughout 2016 across all three business segments. The weak market conditions led to a combination of project deferrals, scope reductions and maintenance deferrals, which, among other impacts, resulted in approximately 29% lower sales volumes in heat treating services, typically associated with large, more complex turnaround projects, within our TeamQualspec segment. Additionally, our TeamFurmanite and TeamQualspec segments were adversely affected by wildfires in the Canadian oil sands area near Fort McMurray in the second quarter of 2016 as well as severe flooding in Louisiana in the third quarter of 2016. In the fall of 2016, what appeared to be the first signs of more normalized market activity did not ultimately develop into sustained increases as we saw demand weaken again in the latter part of the year. In spite of the soft demand in 2016, we continue to be optimistic that end markets could begin to improve during 2017.
Operating income (loss). Overall operating loss was $3.1 million, compared to operating income of $47.3 million in the prior year. The current year includes non-routine expenses totaling $34.6 million consisting of $14.5 million in professional fees and other costs associated with mergers and acquisitions activity and change in fiscal year end, $7.6 million in costs related to the implementation of our new ERP system, $5.5 million in exit costs and other related charges primarily associated with severance costs related to the closure of certain acquired Furmanite locations in Western Europe, $3.0 million in legal fees associated with a legal defense of Quest Integrity intellectual property and $4.0 million in other non-routine items. The non-routine items were attributed to our operating segments as follows: $0.9 million in TeamQualspec, $8.9 million in TeamFurmanite, $3.1 million in Quest Integrity and $21.7 million in corporate and shared support services. Approximately $5.2 million of the merger and acquisition-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. The prior year included $14.2 million of non-routine expenses resulting from $7.7 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end, $2.7 million in legal fees associated with a legal defense of Quest Integrity intellectual property, $2.9 million in costs related to the implementation of our new ERP system and $0.9 million of other non-routine items. The non-routine items were attributed to our operating segments as follows: $0.5 million in TeamQualspec, $0.4 million in TeamFurmanite, $2.7 million in Quest Integrity and $10.6 million in corporate and shared support services. Excluding the impact of these non-routine items, operating income (loss) changed unfavorably by $30.0 million as the effect of acquisition-related growth was more than offset by the adverse effects of the current market softness and reduced customer spending described above. Additionally, we experienced lower average gross margins in the current year as the market softness resulted in an unfavorable service mix shift away from higher margin advanced and specialty services normally tied to large turnaround projects. Further, operating income (loss) was affected by an increase in corporate and shared support services of $21.1 million, which includes the addition of Furmanite’s ongoing corporate-related costs and higher share-based compensation expense.
Interest expense. Interest expense increased from $5.8 million in the prior year to $12.7 million in the current year. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.
Venezuelan Impairment Loss. During the year ended December 31, 2015, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million, which is included in other expense (income), net. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels. We disposed of our Venezuelan operations in June 2015.
Foreign currency gain (loss). Foreign currency gains were $0.1 million for the year ended December 31, 2016 compared to foreign currency losses of $1.1 million in the same period last year. Foreign currency gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.
Taxes. The benefit for income tax was $3.1 million on the pre-tax loss from continuing operations of $15.7 million in the current year compared to the provision for income tax of $13.7 million on pre-tax income from continuing operations of $39.2 million in the prior year. The effective tax rate was 19.8% for the year ended December 31, 2016 and 35.1% for the year ended December 31, 2015. The decrease in the effective tax rate was primarily driven by the effects of discrete items such as the settlement of prior years with the Internal Revenue Service and changes in valuation allowances as well as permanent differences that had significant impacts due to the size and direction of pre-tax income (loss) from continuing operations in both periods.
Discontinued operations. Loss from discontinued operations, net of income tax, was $0.1 million for the year ended December 31, 2016 and relates to the operating results and disposal of an acquired Furmanite business that we sold in December 2016.

Seven Months Ended December 31, 2015 Compared to Seven Months Ended December 31, 2014
The following table sets forth the components of revenue and operating income from our operations for the seven months ended December 31, 2015 and 2014 (in thousands):

	Seven Months Ended December 31,		Increase (Decrease)
	2015	2014	$	%
		(unaudited)
Revenues by business segment:
TeamQualspec	$351,949	$269,742	$82,207	30.5%
TeamFurmanite	178,238	176,112	2,126	1.2%
Quest Integrity	41,531	41,554	(23)	(0.1)%
Total	$571,718	$487,408	$84,310	17.3%

Operating income:
TeamQualspec	$31,175	$35,696	$(4,521)	(12.7)%
TeamFurmanite	14,335	16,838	(2,503)	(14.9)%
Quest Integrity	5,491	7,194	(1,703)	(23.7)%
Corporate and shared support services	(31,839)	(19,645)	(12,194)	62.1%
Total	$19,162	$40,083	$(20,921)	(52.2)%
Revenues. Total revenues grew $84.3 million or 17.3% from the same period in 2014. Of this amount, approximately $85.8 million represents revenues from acquisitions completed during 2015. Excluding the impacts of acquisitions and an adverse impact of $16.3 million due to foreign exchange rates, total revenues increased by $14.8 million, TeamQualspec revenues increased by $11.6 million, TeamFurmanite revenues increased by $2.3 million and Quest revenues increased by $0.9 million. While activity levels were up slightly in the seven months ended December 31, 2015, the fall turnaround season was softer than expected as our refining and petrochemical customers deferred many of their planned capital and maintenance projects.
Operating income. Overall operating income declined by $20.9 million or 52.2% from the same period in 2014. The seven months ended December 31, 2015 includes non-routine expenses totaling $11.1 million related to $7.1 million in professional fees related to costs associated with mergers and acquisitions activity and a change in fiscal year end, $0.5 million in contingent consideration revaluation, $1.2 million in intellectual property defense legal costs and $2.3 million in costs related to the implementation of our ERP system (all included in Corporate and shared support services). The seven months ended December 31, 2014 included $0.2 million of professional fees related to mergers and acquisitions activity. Additionally, adverse foreign exchange rates reduced operating income by $1.1 million. Excluding the impact of these non-routine items, operating income decreased by $8.7 million or 21.7% as a result of weaker than expected revenue generation mentioned above coupled with an increase in corporate and shared support services of $2.8 million.
Interest expense. Interest expense increased from $1.3 million for the seven months ended December 31, 2014 to $4.9 million for the seven months ended December 31, 2015. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.
Foreign currency loss. Foreign currency losses decreased from $1.2 million in the seven months ended December 31, 2014 to $0.8 million in the seven months ended December 31, 2015. The seven-month period ended December 31, 2015 reflected the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Euro, Australian Dollar, Brazilian Real, Canadian Dollar, Malaysian Ringgit and Mexican Peso.
Taxes. The provision for income tax was $4.6 million on pre-tax income of $13.5 million for the seven months ended December 31, 2015 compared to the provision for income tax of $13.6 million on pre-tax income of $37.6 million for the same period in 2014. The effective tax rate was 34% for the seven months ended December 31, 2015 and 36% for the seven months ended December 31, 2014. The reduction in the effective tax rate was primarily the result of foreign exchange rate changes to certain deferred tax liability accounts.

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014
The following table sets forth the components of revenue and operating income from our operations for years ended May 31, 2015 and 2014 (in thousands):

	Year Ended May 31,		Increase (Decrease)
	2015	2014	$	%
Revenues by business segment:
TeamQualspec	$467,099	$408,259	$58,840	14.4%
TeamFurmanite	300,456	275,322	25,134	9.1%
Quest Integrity	74,492	65,946	8,546	13.0%
Total	$842,047	$749,527	$92,520	12.3%

Operating income:
TeamQualspec	$60,198	$47,787	$12,411	26.0%
TeamFurmanite	28,713	26,177	2,536	9.7%
Quest Integrity	13,196	9,260	3,936	42.5%
Corporate and shared support services	(33,642)	(29,803)	(3,839)	12.9%
Total	$68,465	$53,421	$15,044	28.2%
Revenues. Total revenues increased 12.3% or $92.5 million in 2015 versus 2014, with TeamQualspec revenues growing $58.8 million, TeamFurmanite revenues growing $25.1 million and Quest Integrity revenues growing $8.5 million. The TeamQualspec business is comprised of both traditional and advanced NDE services, as well as Heat Treating services. The TeamQualspec NDE services were $364.3 million in 2015, up $44.3 million or 14% from 2014. Overall favorable market conditions across most of our regions, coupled with growth in tank inspection and rope access services, all contributed to the increase in TeamQualspec revenues. Advanced inspection services, such as Phased Array Ultrasonics also experienced increased demand in 2015. TeamQualspec Heat Treating services, which are fundamentally performed in turnarounds or projects, were $102.8 million, up $12.8 million or 14% from 2014 due to favorable market conditions, increased large project activity levels, and successful deployment of our mobile smart rigs and smart heat consoles. Unfavorable foreign currency exchange rate fluctuations in Canada negatively impacted TeamQualspec’s revenue by approximately $8.0 million when compared to 2014.
TeamFurmanite includes both on-stream and turnaround/project services. On-stream services were $158.7 million in 2015, consistent with 2014 results. Turnaround services within TeamFurmanite were $141.8 million, up $25.8 million or 22% from 2014. Overall market conditions were favorable as TeamFurmanite experienced revenue growth across most regions and service offerings. Turnaround project levels were strong during the year and favorably impacted by several large projects. Offsetting these market growth factors, TeamFurmanite was negatively impacted by unfavorable foreign currency exchange rate fluctuations during 2015 relating primarily to the Euro and Canadian dollar. We estimate an unfavorable foreign currency impact of approximately $6.0 million.
Quest Integrity revenues increased $8.5 million or 13% in 2015 from 2014 as Quest Integrity’s pipeline inspection business was up significantly in 2015. However, this was partially offset by a generally weak process inspection market, resulting from lower crude oil prices, which led to some turnaround project deferrals.
Operating Income. Total operating income was $68.5 million in 2015 compared to $53.4 million in 2014, an increase of $15.0 million or 28%. Changes in operating income within business groups were driven primarily by increased revenues from higher activity levels. Gross margins improved by one point and four points in 2015 for TeamQualspec and Quest Integrity, respectively, while gross margin for TeamFurmanite was unchanged in comparison to the prior year. Operating income in 2015 was negatively impacted by $3.2 million in non-routine costs consisting of acquisition-related fees, legal fees surrounding the defense of intellectual property associated with Quest Integrity, ERP system implementation costs, and a fixed asset write down. Non-routine items benefitted operating income in 2014 by $1.4 million consisting of a revaluation of contingent consideration, partially offset by severance costs.

Earnings from Unconsolidated Affiliates. The earnings from unconsolidated affiliates in the 2014 results represented our interest in a joint venture providing inspection services in Alaska. The joint venture was dissolved in December 2013 and the operations that were formerly conducted in the joint venture are now conducted directly by the TeamQualspec business unit.
Venezuelan Impairment Loss. During the year ended May 31, 2015, Team began reporting the results of its Venezuelan operations using the cost method of accounting. This change resulted in a one-time pre-tax charge of $1.2 million. This decision was made given the other-than-temporary lack of exchangeability in the Venezuelan currency combined with other recent Venezuelan regulations that negatively impacted our ability to control operations and maintain normal service levels. We disposed of our Venezuelan operations in June 2015.
Foreign Currency Loss. Non-operating results include $1.5 million foreign currency transaction losses for the year ended May 31, 2015 compared to losses of $4.2 million for the year ended May 31, 2014. Currency transaction losses in the year ended May 31, 2015 were driven primarily by a weakening of the Euro, Canadian Dollar and Mexican Peso against the U.S. Dollar. Currency transaction losses in the year ended May 31, 2014 were primarily due to fluctuations between the Venezuelan Bolivar and the U.S. Dollar. We accounted for Venezuela as a highly-inflationary economy and accordingly, all currency fluctuations between the Bolivar and the U.S. Dollar were recorded in our statement of operations. Due to the devaluations of the Bolivar in 2014, we recorded a $4.0 million foreign currency loss during the year ended May 31, 2014.
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
In July 2015, we renewed our banking credit facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The swing line facility is $35 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at December 31, 2016) and has commitment fees on unused borrowing capacity (0.40% at December 31, 2016). The Credit Facility limits our ability to pay cash dividends without the consent of our bank syndicate. The Credit Facility also contains financial covenants, which were amended in August 2016 pursuant to the third amendment to the Credit Agreement. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of December 31, 2016, not more than 4.25 to 1.00 as of March 31, 2017 and June 30, 2017, not more than 3.75 to 1.00 as of September 30, 2017 and thereafter the maximum ratio decreases by 0.25 to 1.00 every quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of December 31, 2016, we are in compliance with these covenants. With respect to the Total Leverage Ratio, our ratio stood at 4.19 to 1.00 as of December 31, 2016. At December 31, 2016, we had $46.2 million of cash on hand and approximately $29 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility. While we are in compliance with our financial covenants as of December 31, 2016, management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. However, there can be no assurance that these actions will be successful or that we will be able to maintain compliance with the financial covenants as of any future date.
At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Through December 31, 2016, we have capitalized $44.9 million associated with the project which includes $1.4 million of capitalized interest.
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
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased in the quarter ended November 30, 2013). During the quarter ended February 28, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital and a $19.4 million reduction to retained earnings. At December 31, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan.

On October 11, 2016, we filed a universal shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to issue common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Issuances of securities pursuant to the Shelf Registration Statement require the filing of a prospectus supplement with the SEC identifying the amount and terms of the securities to be issued.
On November 28, 2016, we filed a prospectus supplement to the Shelf Registration Statement under which we may sell up to $150.0 million of our common stock through an “at-the-market” equity offering program (the “ATM Program”). Through December 31, 2016, we sold 167,931 shares of common stock under the ATM Program. The net proceeds from such sales were $6.0 million after deducting the aggregate commissions paid of approximately $0.1 million and were used to reduce outstanding indebtedness. The Company intends to use the net proceeds from any future sales under the ATM Program primarily to reduce outstanding indebtedness, which may include amounts outstanding under the Company’s Credit Facility, and for general corporate purposes. The timing of any additional sales of common stock made pursuant to the ATM Program will depend on a variety of factors to be determined by the Company. In connection with the filing of the Shelf Registration Statement and the commencement of the ATM program, we capitalized costs totaling $0.7 million, which are being allocated as issuance costs as sales of securities occur.
Restrictions on cash. Included in our cash and cash equivalents at December 31, 2016 is $14.0 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited. At December 31, 2015, we had $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec purchase agreement. Based on Qualspec’s results through December 31, 2015, the contingent consideration did not become due and, accordingly, this cash became unrestricted in 2016.
Cash flows attributable to our operating activities. For the year ended December 31, 2016, net cash provided by operating activities was $79.6 million. Although we incurred a net loss of $12.7 million, the effect of depreciation and amortization of $48.7 million, a decrease in working capital of $31.2 million and non-cash compensation cost of $7.3 million resulted in positive operating cash flow.
For the seven months ended December 31, 2015, net cash provided by operating activities was $17.3 million. Positive operating cash flow was primarily attributable to net income of $8.9 million, depreciation and amortization of $19.4 million, and non-cash compensation cost of $3.5 million offset by a increase in working capital of $20.4 million.
For the year ended May 31, 2015, net cash provided by operating activities was $43.5 million. Positive operating cash flow was primarily attributable to net income of $40.5 million, depreciation and amortization of $22.8 million, and non-cash compensation cost of $4.8 million offset by a $27.7 million increase in working capital.
For the year ended May 31, 2014, net cash provided by operating activities was $52.9 million. Positive operating cash flow was primarily attributable to net income of $30.1 million, depreciation and amortization of $21.5 million, and non-cash compensation cost of $4.2 million offset by a $5.6 million increase in working capital.
Cash flows attributable to our investing activities. For the year ended December 31, 2016, net cash used in investing activities was $70.8 million, consisting primarily of $48.4 million for business acquisitions, $45.8 million of capital expenditures and $13.3 million in net proceeds from the sale of discontinued operations. Capital expenditures included $19.3 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly. Discontinued operations relates to a pipeline inspection business that we acquired as part of the acquisition of Furmanite. This operation was sold in December 2016.
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
Cash flows attributable to our financing activities. For the year ended December 31, 2016, net cash used in financing activities was $6.0 million, consisting primarily of $7.6 million of cash related to the purchase of stock pursuant to our stock repurchase plan, $4.0 million of net cash used for debt repayments and $2.5 million of contingent and deferred consideration payments, partially offset by $11.1 million of net cash generated from the issuance of common stock and exercise of stock options.
For the seven months ended December 31, 2015, net cash provided by financing activities was $283.7 million consisting primarily of $293.0 million of net borrowings related to our Credit Facility principally to fund the Qualspec acquisition and $2.1 million from the issuance of common stock from share-based payment arrangements. These amounts were partially offset by $5.9 million for the acquisition of the noncontrolling interest in Quest Integrity, $2.3 million in deferred consideration payments and $2.0 million related to debt issuance costs.
For the year ended May 31, 2015, net cash used in financing activities was $10.1 million, consisting primarily of $21.1 million of cash related to the purchase of stock pursuant to our stock repurchase plan partially offset by $8.0 million of borrowings.
For the year ended May 31, 2014, net cash used in financing activities was $9.6 million, consisting primarily of $13.3 million of cash related to the purchase of stock pursuant to our stock repurchase plan partially offset by $5.3 million provided by the issuance of common stock from share-based payment arrangements.
Effect of exchange rate changes on cash. For the year ended December 31, 2016, the effect of foreign exchange rate changes on cash was a negative impact of $1.3 million. The negative impact in the current period is primarily attributable to changes in U.S. Dollar exchange rates with the British Pound.
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

Contractual Obligations
A summary of contractual obligations as of December 31, 2016 is as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$20,000	$40,000	$306,911	$—	$366,911
Operating lease obligations	32,418	42,647	18,766	16,295	110,126
Defined benefit pension plan contribution obligations	1,481	3,088	3,265	9,009	16,843
Total	$53,899	$85,735	$328,942	$25,304	$493,880
The table above excludes interest on our Credit Facility. We cannot predict with any certainty the amount of interest due to the expected variability of interest rates and principal amounts outstanding. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of December 31, 2016, the estimated interest payments on our Credit Facility would be approximately $10 million for 2017 and 2018, approximately $9 million for 2019 and approximately $4 million for 2020 for a total of approximately $33 million over the remaining contractual period.
A summary of long-term debt and other long-term obligations as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Credit facility	$366,911	$371,383
Current maturities	(20,000)	(20,000)
Long-term debt, excluding current maturities	$346,911	$351,383
Outstanding letters of credit	$21,600	$13,218
Leasing arrangements	$110,126	$81,437
Defined benefit pension liability	$21,239	$—
Other long-term liabilities	$2,592	$—
Critical Accounting Policies
The process of preparing financial statements in accordance with GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following six critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition

•	Goodwill and Intangible Assets

•	Income Taxes

•	Workers’ Compensation, Auto, Medical and General Liability Accruals

•	Allowance for Doubtful Accounts

•	Estimated Useful Lives
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2016 and December 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $39.7 million, $47.1 million, respectively.

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
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
The test for impairment was performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date is now December 1, effective December 1, 2015. We performed our impairment testing as of December 1, 2016 and 2015 and concluded that there was no impairment.
The fair values of the reporting units at December 1, 2016 and 2015 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date. At December 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $482 million or 141%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.
There was $355.8 million and $256.7 million of goodwill at December 31, 2016, December 31, 2015, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2016
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of year	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	89,646	4,137	99,738
Foreign currency adjustments	23	(461)	(168)	(606)
Balance at end of year	$213,475	$109,059	$33,252	$355,786

	Seven Months Ended December 31, 2015
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$60,737	$17,466	$29,570	$107,773
Acquisitions	148,482	2,483	—	150,965
Foreign currency adjustments	(1,722)	(75)	(287)	(2,084)
Balance at end of period	$207,497	$19,874	$29,283	$256,654

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
Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2016, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those primarily related to net operating loss carry forwards of certain foreign subsidiaries in the amount $41.0 million. Our belief is based upon our record of historical earnings levels in recent years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2016, our deferred tax assets were $67.7 million, less a valuation allowance of $13.2 million. As of December 31, 2016, our deferred tax liabilities were $125.1 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2016, our unrecognized tax benefits related to uncertain tax positions were $0.9 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Furmanite was incorporated into our existing insurance coverage during 2016, but for certain items it maintained separate insurance policies during portions of 2016 and accordingly maintained separate self-insurance retention amounts, with such self-retention amounts generally below the levels noted above. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the consolidated financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction gains for the year ended December 31, 2016 were $0.1 million. The foreign currency transaction gains realized in the year ended December 31, 2016 reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of and for the year ended December 31, 2016, as of and for the seven months ended December 31, 2015 nor for the year ended May 31, 2015.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $3.8 million for the year ended December 31, 2016.
For the year ended December 31, 2016, we had foreign currency-based revenues and operating income of $306.7 million and $15.0 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $30.7 million and $1.5 million, respectively.
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
We have audited Team, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Team, Inc. acquired Furmanite Corporation (Furmanite) in February 2016, and management excluded from its assessment of the effectiveness of Team, Inc.’s internal control over financial reporting as of December 31, 2016, Furmanite’s internal control over financial reporting associated with total assets of $215 million and total revenues of $216 million included in the consolidated financial statements of Team, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Team, Inc. also excluded an evaluation of the internal control over financial reporting of Furmanite.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2016, the seven months ended December 31, 2015 and each of the years in the two-year period ended May 31, 2015, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Houston, Texas
March 15, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Team, Inc.:
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2016, the seven months ended December 31, 2015 and each of the years in the two-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016, the seven months ended December 31, 2015 and each of the years in the two-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Houston, Texas
March 15, 2017

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$46,216	$44,825
Restricted cash	—	5,000
Receivables, net of allowance of $7,835 and $3,548	262,773	214,324
Inventory	49,571	27,936
Income tax receivable	512	3,893
Deferred income taxes	16,521	6,917
Prepaid expenses and other current assets	25,764	11,664
Total current assets	401,357	314,559
Property, plant and equipment, net	203,130	124,983
Intangible assets, net of accumulated amortization of $37,309 and $21,161	176,104	99,119
Goodwill	355,786	256,654
Other assets, net	4,826	2,421
Deferred income taxes	6,215	1,255
Total assets	$1,147,418	$798,991
LIABILITIES AND EQUITY
Current liabilities:
Current-portion of long term debt	$20,000	$20,000
Accounts payable	47,817	22,364
Other accrued liabilities	79,904	49,796
Total current liabilities	147,721	92,160
Deferred income taxes	93,318	17,302
Long-term debt	346,911	351,383
Defined benefit pension liability	21,239	—
Other long-term liabilities	2,592	—
Total liabilities	611,781	460,845
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,784,734 and 21,836,694 shares issued	8,934	6,552
Additional paid-in capital	336,756	120,126
Retained earnings	218,947	250,980
Accumulated other comprehensive loss	(29,000)	(18,374)
Treasury stock at cost, 0 and 546,977 shares	—	(21,138)
Total equity	535,637	338,146
Total liabilities and equity	$1,147,418	$798,991

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Revenues	$1,196,696	$571,718	$842,047	$749,527
Operating expenses	868,144	409,391	584,054	527,611
Gross margin	328,552	162,327	257,993	221,916
Selling, general and administrative expenses	323,973	142,643	189,528	171,455
Exit costs and other related charges	5,513	—	—	—
Loss (gain) on revaluation of contingent consideration	2,184	522	—	(2,138)
Earnings from unconsolidated affiliates	—	—	—	822
Operating income (loss)	(3,118)	19,162	68,465	53,421
Interest expense, net	12,667	4,898	2,489	2,851
Loss on investment in Venezuela	—	—	1,177	—
Foreign currency (gain) loss	(93)	813	1,509	4,185
Other expense (income), net	(34)	—	—	—
Earnings (loss) from continuing operations before income taxes	(15,658)	13,451	63,290	46,385
Less: Provision (benefit) for income taxes (see Note 8)	(3,093)	4,573	22,793	16,236
Income (loss) from continuing operations	(12,565)	8,878	40,497	30,149
Loss from discontinued operations, net of income tax	(111)	—	—	—
Net income (loss)	(12,676)	8,878	40,497	30,149
Less: Income attributable to noncontrolling interest	—	—	427	294
Net income (loss) available to Team shareholders	$(12,676)	$8,878	$40,070	$29,855

Basic earnings (loss) per share:
Continuing operations	$(0.45)	$0.43	$1.95	$1.46
Discontinued operations	—	—	—	—
Net income (loss)	$(0.45)	$0.43	$1.95	$1.46

Diluted earnings (loss) per share:
Continuing operations	$(0.45)	$0.41	$1.85	$1.40
Discontinued operations	—	—	—	—
Net income (loss)	$(0.45)	$0.41	$1.85	$1.40

Amounts attributable to Team shareholders:
Income (loss) from continuing operations, net of income tax	$(12,565)	$8,878	$40,070	$29,855
Loss from discontinued operations, net of income tax	(111)	—	—	—
Net income (loss)	$(12,676)	$8,878	$40,070	$29,855

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Net income (loss)	$(12,676)	$8,878	$40,497	$30,149
Foreign currency translation adjustment	(3,849)	(7,228)	(15,822)	(1,613)
Foreign currency hedge	481	101	3,237	(775)
Net actuarial loss on defined benefit pension plans	(10,518)	—	—	—
Tax benefit attributable to other comprehensive loss	3,260	2,291	1,655	1,498
Total comprehensive income (loss)	(23,302)	4,042	29,567	29,259
Less: Total comprehensive income attributable to noncontrolling interest	—	—	356	294
Total comprehensive income (loss) available to Team shareholders	$(23,302)	$4,042	$29,211	$28,965

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Noncontrolling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 1, 2013	20,588	(90)	$6,176	$(1,344)	$99,278	$5,384	$184,485	$(1,789)	$292,190
Net income	—	—	—	—	—	—	30,149	—	30,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(400)	(400)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(490)	(490)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	294	(294)	—	—
Non-cash compensation	—	—	—	—	4,239	—	—	—	4,239
Vesting of stock awards	117	—	34	—	(1,744)	—	—	—	(1,710)
Tax effect of share-based payment arrangements	—	—	—	—	1,131	—	—	—	1,131
Exercise of stock options	232	—	70	—	5,200	—	—	—	5,270
Purchase of treasury stock	—	(369)	—	(13,334)	—	—	—	—	(13,334)
Retirement of treasury stock	(459)	459	(138)	14,678	(2,232)	—	(12,308)	—	—
Balance at May 31, 2014	20,478	—	6,142	—	105,872	5,678	202,032	(2,679)	317,045
Net income	—	—	—	—	—	—	40,497	—	40,497
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(13,263)	(13,263)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	2,333	2,333
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	356	(427)	71	—
Non-cash compensation	—	—	—	—	4,838	—	—	—	4,838
Vesting of stock awards	106	—	33	—	(1,808)	—	—	—	(1,775)
Tax effect of share-based payment arrangements	—	—	—	—	3,034	—	—	—	3,034
Exercise of stock options	325	—	98	—	3,706	—	—	—	3,804
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)
Balance at May 31, 2015	20,909	(547)	6,273	(21,138)	115,642	6,034	242,102	(13,538)	335,375
Net income	—	—	—	—	—	—	8,878	—	8,878
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,898)	(4,898)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	62	62
Purchase of noncontrolling interest	728	—	218	—	(118)	(6,034)	—	—	(5,934)
Non-cash compensation	—	—	—	—	3,522	—	—	—	3,522
Vesting of stock awards	89	—	27	—	(1,402)	—	—	—	(1,375)
Tax effect of share-based payment arrangements	—	—	—	—	374	—	—	—	374
Exercise of stock options	111	—	34	—	2,108	—	—	—	2,142
Balance at December 31, 2015	21,837	(547)	6,552	(21,138)	120,126	—	250,980	(18,374)	338,146
Net loss	—	—	—	—	—	—	(12,676)	—	(12,676)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(2,498)	(2,498)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	300	300
Change in defined benefit pension plan net actuarial loss, net of tax	—	—	—	—	—	—	—	(8,428)	(8,428)
Non-cash compensation	—	—	—	—	7,313	—	—	—	7,313
Vesting of stock awards	142	—	40	—	(1,749)	—	—	—	(1,709)
Tax effect of share-based payment arrangements	—	—	—	—	(535)	—	—	—	(535)
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	—	211,530
Exercise of stock options	251	—	75	—	5,828	—	—	—	5,903
Issuance of common stock	168	—	50	—	5,884	—	—	—	5,934
Purchase of treasury stock	—	(274)	—	(7,593)	—	—	—	—	(7,593)
Retirement of treasury stock	(821)	821	(245)	28,731	(9,129)	—	(19,357)	—	—
Other		—	—	—	(50)	—	—	—	(50)
Balance at December 31, 2016	29,785	—	$8,934	$—	$336,756	$—	$218,947	$(29,000)	$535,637
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Cash flows from operating activities:
Net income (loss)	$(12,676)	$8,878	$40,497	$30,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Earnings from unconsolidated affiliates	—	—	—	(822)
Depreciation and amortization	48,673	19,426	22,787	21,468
Loss on asset impairment and disposals	1,540	51	617	78
Amortization of deferred loan costs	541	256	223	223
Provision for doubtful accounts	6,336	1,819	233	2,140
Loss on investment in Venezuela	—	—	1,177	—
Foreign currency (gain) loss	(93)	813	1,509	4,185
Deferred income taxes	(4,236)	2,411	(729)	(1,040)
Loss (gain) on contingent consideration revaluation	2,184	522	—	(2,138)
Non-cash compensation cost	7,313	3,469	4,838	4,239
Other, net	(1,182)	—	—	—
(Increase) decrease, net of the effects of acquisitions:
Receivables	16,518	15,231	(43,425)	(8,952)
Inventory	2,119	372	(925)	822
Prepaid expenses and other current assets	(163)	(111)	(2,525)	(17)
Increase (decrease), net of the effects of acquisitions:
Accounts payable	8,361	(13,365)	10,789	(295)
Other accrued liabilities	(2,346)	(14,426)	9,377	(1,208)
Income taxes	6,675	(8,085)	(972)	4,029
Net cash provided by operating activities	79,564	17,261	43,471	52,861
Cash flows from investing activities:
Capital expenditures	(45,812)	(25,802)	(28,769)	(33,016)
Proceeds from sale of assets	4,232	5,227	133	357
Net proceeds from sale of discontinued operations	13,295	—	—	—
Business acquisitions, net of cash acquired	(48,382)	(262,100)	(3,075)	(10,175)
Change in restricted cash	5,000	(5,000)	—	—
Change related to Venezuelan operations	—	—	(620)	—
Distributions from joint venture	—	—	—	2,223
(Increase) decrease in other assets, net	827	(105)	550	2
Net cash used in investing activities	(70,840)	(287,780)	(31,781)	(40,609)
Cash flows from financing activities:
Net debt borrowings	15,996	103,000	8,000	—
Net (payments) borrowings under term loan	(20,000)	190,000	—	—
Deferred consideration payments	(694)	(2,307)	(1,000)	(1,000)
Contingent consideration payments	(1,816)	(230)	(1,000)	—
Purchase of noncontrolling interest	—	(5,934)	—	—
Debt issuance costs	(801)	(1,950)	—	—
Payments related to withholding tax for share-based payment arrangements	(1,709)	(1,375)	(1,775)	(1,710)
Corporate tax effect from share-based payment arrangements	(535)	374	3,034	1,131
Exercise of stock options	5,903	2,142	3,804	5,270
Issuance of common stock, net of issuance costs	5,243	—	—	—
Purchase of treasury stock	(7,593)	—	(21,138)	(13,334)
Net cash provided by (used in) financing activities	(6,006)	283,720	(10,075)	(9,643)
Effect of exchange rate changes on cash	(1,327)	(1,587)	(3,060)	(2,154)
Net increase (decrease) in cash and cash equivalents	1,391	11,614	(1,445)	455
Cash and cash equivalents at beginning of period	44,825	33,211	34,656	34,201
Cash and cash equivalents at end of period	$46,216	$44,825	$33,211	$34,656
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$12,207	$3,907	$2,028	$2,728
Income taxes	(2,741)	10,252	21,491	12,111
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”) (formerly the Inspection and Heat Treating Services Group), TeamFurmanite Group (“TeamFurmanite”) (formerly the Mechanical Services Group) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and expertise available in the industry.
TeamQualspec provides standard and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,400 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms.
Our stock is traded on the New York Stock Exchange under the symbol “TISI”.
In November 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2015 to December 31, 2015. In this report, the periods presented are the year ended December 31, 2016, the seven-month transition period from June 1, 2015 to December 31, 2015 and for the years ended May 31, 2015 and 2014. For comparison purposes, we have also included unaudited data for the year ended December 31, 2015 and for the seven months ended December 31, 2014 (see Note 20).
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at December 31, 2016 is $14.0 million of cash in certain foreign subsidiaries (located primarily in Europe and Canada) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Restricted cash. At December 31, 2015, we had $5.0 million in restricted cash on our balance sheet to reflect the amount held in escrow for contingent consideration as stipulated by the Qualspec Group LLC (“Qualspec”) purchase agreement. Based on Qualspec’s results through December 31, 2015, the contingent consideration did not become due and, accordingly, this cash became unrestricted in 2016.
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
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2016 and December 31, 2015, the amount of earned but unbilled revenue included in accounts receivable was $39.7 million and $47.1 million, respectively.

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
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
The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. The test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform a second step to the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded. With the change in our fiscal year end to December 31 of each calendar year, our goodwill annual test date is now December 1, effective December 1, 2015. We performed our impairment testing as of December 1, 2016 and 2015 and concluded that there was no impairment.
The fair values of the reporting units at December 1, 2016 and 2015 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date. At December 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $482 million or 141%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.

There was $355.8 million and $256.7 million of goodwill at December 31, 2016 and 2015, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2016
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	89,646	4,137	99,738
Foreign currency adjustments	23	(461)	(168)	(606)
Balance at end of period	$213,475	$109,059	$33,252	$355,786

	Seven Months Ended December 31, 2015
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of year	$60,737	$17,466	$29,570	$107,773
Acquisitions	148,482	2,483	—	150,965
Foreign currency adjustments	(1,722)	(75)	(287)	(2,084)
Balance at end of year	$207,497	$19,874	$29,283	$256,654

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
Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2016, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $41.0 million. Our belief is based upon our record of historical earnings levels in recent years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2016, our deferred tax assets were $67.7 million, less a valuation allowance of $13.2 million. As of December 31, 2016, our deferred tax liabilities were $125.1 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2016, our unrecognized tax benefits related to uncertain tax positions were $0.9 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims, we have an effective self-insured retention of $3.0 million per occurrence. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Furmanite was incorporated into our existing insurance coverage during 2016, but for certain items it maintained separate insurance policies during portions of 2016 and accordingly maintained separate self-insurance retention amounts, with such self-retention amounts generally below the levels noted above. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team shareholders, less income or loss for the period attributable to the noncontrolling interest, by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our noncontrolling interest to our common stock prior to the acquisition of that interest.
Amounts used in basic and diluted earnings (loss) per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Weighted-average number of basic shares outstanding	28,095	20,852	20,500	20,439
Stock options, stock units and performance awards	—	260	419	633
Conversion of noncontrolling interest	—	313	732	213
Total shares and dilutive securities	28,095	21,425	21,651	21,285

For the year ended December 31, 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations for the period. There were no share-based awards outstanding during the seven months ended December 31, 2015 and the twelve months ended May 31, 2015 and 2014, that were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.
Foreign currency. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period ending rates of exchange and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction gains and losses are included in our statements of operations. Effective December 1, 2009, we began to account for Venezuela as a highly-inflationary economy and the effect of all subsequent currency fluctuations between the Bolivar and the U.S. Dollar are recorded in our statements of operations. Subsequently, effective February 1, 2015, we began reporting the results of our Venezuelan operations using the cost method of accounting (see Note 17).
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of and for the year ended December 31, 2016, as of and for the seven months ended December 31, 2015 nor for the years ended May 31, 2015 and 2014.
Defined Benefit Pension Plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
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
Accounting Principles Not Yet Adopted
ASU No. 2014-09. In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018, with early application permitted as of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We will not elect early application and therefore we will apply ASU 2014-09 on January 1, 2018. To adopt the new standard, we anticipate applying the cumulative effect transition method, pursuant to which we will record an adjustment to the opening balance of retained earnings as of January 1, 2018 for the impact of applying ASU 2014-09 to all contracts existing as of the date of application. We are continuing our assessment of ASU 2014-09 and are not able to quantify the potential impacts at the time. However, as most of our projects are short-term in nature and billed on a time and materials basis, we do not currently anticipate that the adoption of ASU 2014-09 will result in substantial changes to the overall pattern or timing of our revenue recognition.
ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.
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

The following table presents the purchase price allocation for Furmanite (in thousands):

February 29, 2016
Cash and cash equivalents	$37,734
Accounts receivable	65,925
Inventory	25,847
Current deferred tax assets	19,857
Prepaid expenses and other current assets	23,044
Current assets of discontinued operations	18,623
Property, plant and equipment	63,259
Intangible assets	88,958
Goodwill	89,646
Other non-current assets	687
Non-current deferred tax assets	2,542
Total assets acquired	436,122

Accounts payable	12,359
Other accrued liabilities	33,127
Income taxes payable	229
Current liabilities of discontinued operations	1,434
Non-current deferred tax liabilities	91,431
Defined benefit pension liability	13,509
Other long-term liabilities	1,692
Total liabilities assumed	153,781
Net assets acquired	$282,341
The purchase price allocation shown above is based upon the fair values at the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 10.
Of the $89.0 million of acquired intangible assets, $69.8 million was assigned to customer relationships with an estimated useful life of 12 years, $16.9 million was assigned to trade names with a weighted-average estimated useful life of 12 years and $2.3 million was assigned to developed technology with an estimated useful life of 10 years.
The $89.6 million of goodwill was assigned to the TeamFurmanite segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Furmanite. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of accounts receivable acquired was $65.9 million with the gross contractual amount being $88.0 million. We expect $7.9 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $13.6 million associated with discontinued operations, which is included in the current assets of discontinued operations line above.
Current assets of discontinued operations as of the acquisition date includes $3.3 million of goodwill and $1.6 million of intangible assets that were allocated to a business that we sold in December 2016, as discussed in Note 15. The amount of current assets of discontinued operations acquired shown above is net of costs to sell of $1.1 million.
For the year ended December 31, 2016 and for the seven months ended December 31, 2015, we recognized a total of $6.7 million and $3.0 million, respectively, of acquisition costs related to the Furmanite acquisition, which were included in selling, general and administrative expenses in the consolidated statements of operations.
Our consolidated statement of operations for the year ended December 31, 2016 includes the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $216 million and a net loss of $6.4 million are included in the year ended December 31, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to adjust for the effects of integration activities, which are not practicable to determine.
Certain transactions related to the Furmanite acquisition were recognized separately from the acquisition of assets and assumption of liabilities in accordance with GAAP. These transactions, which were attributable to certain compensation (both cash and share-based) that was paid or became payable in conjunction with the closing of the acquisition, totaled $4.7 million and were recognized as selling, general and administrative expenses during the year ended December 31, 2016.
Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Furmanite had occurred on June 1, 2015. These results are not necessarily indicative of the results that would actually have occurred if the acquisition had taken place at June 1, 2015, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data	Pro forma data
	Year Ended December 31,	Seven Months Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues	$1,240,466	$787,914
Income (loss) from continuing operations attributable to Team shareholders	$(7,497)	$15,979
Earnings (loss) per share from continuing operations:
Basic	$(0.25)	$0.55
Diluted	$(0.25)	$0.54
These amounts have been calculated after applying Team’s accounting policies and adjusting the results of Furmanite to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on June 1, 2015, together with the related tax effects. Additionally, these pro forma results exclude discontinued operations as well as the impact of transaction and integration-related costs associated with the Furmanite acquisition included in the historical results.These pro forma results also assume the Qualspec acquisition, which is discussed below, had been completed as of June 1, 2014.
Qualspec
In July 2015, we acquired 100% of the membership interests in Qualspec for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the United States, with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec adds strength to our resident refinery inspection programs with major customer relationships across the U.S., and to add to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility.
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

The following table presents purchase price allocation for Qualspec (in thousands):

July 7, 2015
Cash and cash equivalents	$3,981
Accounts receivable	21,495
Current deferred tax assets	279
Prepaid expenses	1,049
Plant, property and equipment	15,472
Intangible assets	78,100
Goodwill	148,482
Other assets	138
Total assets acquired	268,996

Accounts payable	2,892
Other accrued liabilities	7,581
Non-current deferred tax liability	2,982
Total liabilities assumed	13,455
Net assets acquired	$255,541
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
Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015. Revenues of $79.3 million and net income of $2.7 million of Qualspec are included in the consolidated statement of operations (in the TeamQualspec segment) for the seven months ended December 31, 2015.
Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Qualspec had occurred at June 1, 2014. These results are not necessarily indicative of the results which would actually have occurred if the acquisition had taken place at June 1, 2014, nor are they necessarily indicative of future results (in thousands, except per share data).

	Pro forma data	Pro forma data
	Seven Months Ended December 31,	Year Ended May 31,
	2015	2015
	(unaudited)	(unaudited)
Revenues	$589,553	$1,011,829
Income from continuing operations attributable to Team shareholders	$9,215	$41,597
Earnings per share from continuing operations:
Basic	$0.44	$2.03
Diluted	$0.43	$1.92

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
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price also included $1.8 million of contingent consideration. The contingent consideration is based upon the achievement of certain performance targets over a three-year period for an additional amount of up to $4.0 million. During the year ended December 31, 2016, we recorded a loss of $2.2 million associated with the revaluation of the contingent consideration based on actual performance to date. DK Amans Valve is reported in the TeamFurmanite segment.
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

3. RECEIVABLES
A summary of accounts receivable as of December 31, 2016 and December 31, 2015 is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Trade accounts receivable	$230,889	$170,774
Unbilled revenues	39,719	47,098
Allowance for doubtful accounts	(7,835)	(3,548)
Total	$262,773	$214,324
The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts as of December 31, 2016, December 31, 2015, and May 31, 2015 and 2014 (in thousands):

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Balance at beginning of period	$3,548	$2,775	$4,784	$5,438
Provision for doubtful accounts	6,336	1,819	233	2,140
Write-off of bad debts	(2,049)	(1,046)	(2,242)	(2,794)
Balance at end of period	$7,835	$3,548	$2,775	$4,784
4. INVENTORY
A summary of inventory as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$6,844	$3,167
Work in progress	2,713	1,018
Finished goods	40,014	23,751
Total	$49,571	$27,936

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Land	$7,429	$3,124
Buildings and leasehold improvements	42,257	29,690
Machinery and equipment	233,063	174,222
Furniture and fixtures	8,431	6,561
Capitalized ERP system development costs	44,876	25,606
Computers and computer software	11,775	8,062
Automobiles	5,370	5,280
Construction in progress	12,997	5,177
Total	366,198	257,722
Accumulated depreciation and amortization	(163,068)	(132,739)
Property, plant, and equipment, net	$203,130	$124,983
At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the enterprise resource planning (“ERP”) system development costs will be computed by the straight-line method, commencing in the period when substantial testing is completed and the asset is ready for its intended use. Through December 31, 2016, we have capitalized $44.9 million associated with the project which includes $1.4 million of capitalized interest.
6. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,742	$(25,508)	$149,234
Non-compete agreements	5,397	(3,896)	1,501
Trade names	24,624	(4,216)	20,408
Technology	7,812	(3,364)	4,448
Licenses	838	(325)	513
Total	$213,413	$(37,309)	$176,104

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$103,288	$(12,995)	$90,293
Non-compete agreements	4,898	(3,468)	1,430
Trade names	6,299	(1,940)	4,359
Technology	5,112	(2,541)	2,571
Licenses	683	(217)	466
Total	$120,280	$(21,161)	$99,119
Amortization expense for the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and twelve months ended May 31, 2015 and 2014 was $16.1 million, $5.5 million, $3.8 million, and $3.7 million, respectively.

Amortization expense for current intangible assets is forecast to be approximately $16 million per year in 2017, 2018 and 2019, and approximately $15 million per year in 2020 and 2021. The weighted average amortization period for intangible assets subject to amortization is 13.2 years. The weighted average amortization period is 13.5 years for customer relationships, 4.5 years for non-compete agreements, 12.5 years for trade names, 9.5 years for technology, and 8.8 years for licenses.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Payroll and other compensation expenses	$38,214	$21,879
Insurance accruals	13,896	7,008
Property, sales and other non-income related taxes	5,599	3,058
Lease commitments	2,119	1,721
Deferred revenue	3,433	1,355
Accrued commission	1,355	1,159
Accrued interest	603	984
Volume discount	1,067	1,280
Contingent consideration	2,103	3,638
Other	11,515	7,714
Total	$79,904	$49,796

8. INCOME TAXES
For the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the twelve months ended May 31, 2015 and 2014, we were taxed on income (loss) from continuing operations at an effective tax rate of 20%, 34%, 36% and 35%, respectively. Our income tax provision (benefit) on continuing operations for twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the twelve months ended May 31, 2015 and 2014, was $(3.1) million, $4.6 million, $22.8 million and $16.2 million, respectively, and includes federal, state and foreign taxes. The components of our tax provision (benefit) on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2016:
U.S. Federal	$(2,048)	$(5,262)	$(7,310)
State & local	(1,338)	206	(1,132)
Foreign jurisdictions	4,529	820	5,349
	$1,143	$(4,236)	$(3,093)
Seven months ended December 31, 2015:
U.S. Federal	$(4)	$1,667	$1,663
State & local	90	187	277
Foreign jurisdictions	2,128	505	2,633
	$2,214	$2,359	$4,573
Twelve months ended May 31, 2015:
U.S. Federal	$17,183	$606	$17,789
State & local	2,634	(141)	2,493
Foreign jurisdictions	3,598	(1,087)	2,511
	$23,415	$(622)	$22,793
Twelve months ended May 31, 2014:
U.S. Federal	$11,933	$358	$12,291
State & local	1,759	319	2,078
Foreign jurisdictions	3,573	(1,706)	1,867
	$17,265	$(1,029)	$16,236
The components of pre-tax income (loss) from continuing operations for the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the twelve months ended May 31, 2015 and 2014 were as follows (in thousands):

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Domestic	$(25,488)	$6,627	$51,784	$38,214
Foreign	9,830	6,824	11,506	8,171
	$(15,658)	$13,451	$63,290	$46,385

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Pre-tax income (loss) from continuing operations	$(15,658)	$13,451	$63,290	$46,385
Computed income taxes at statutory rate	(5,481)	$4,710	$22,153	$16,235
State income taxes, net of federal benefit	(713)	258	1,670	1,505
Foreign tax rate differential	(707)	(648)	(1,318)	(1,004)
Production activity deduction	—	(10)	(136)	(174)
Deferred taxes on investment in foreign subsidiaries	1,777	(335)	819	(1,133)
Non-deductible expenses	871	335	513	510
Foreign tax credits	(2,302)	(19)	(11)	(1,942)
Other tax credits	(1,033)	(446)	(223)	(244)
Dividend from foreign subsidiaries	2,021	—	—	2,062
Valuation allowance	1,986	771	(394)	414
Other	488	(43)	(280)	7
Total provision (benefit) for income tax on continuing operations	$(3,093)	$4,573	$22,793	$16,236
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued compensation and benefits	$12,559	$4,023
Receivables	3,856	739
Inventory	3,539	552
Stock options	1,526	2,241
Foreign currency translation and other equity adjustments	6,359	5,189
Other accrued liabilities	5,811	1,473
Tax credit carry forward	4,769	—
Net operating loss carry forwards	25,061	1,420
Other	4,227	1,174
Deferred tax assets	67,707	16,811
Less: Valuation allowance	(13,168)	(857)
Deferred tax assets, net	54,539	15,954
Deferred tax liabilities:
Property, plant and equipment	(28,700)	(11,840)
Goodwill and intangible costs	(43,737)	(10,496)
Unremitted earnings of foreign subsidiaries	(51,087)	(1,669)
Prepaids	(775)	(580)
Other	(827)	(499)
Deferred tax liabilities	(125,126)	(25,084)
Net deferred tax liability	$(70,587)	$(9,130)

As of December 31, 2016, we had a valuation allowance of $13.2 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates primarily to net operating loss carry forwards related to various foreign subsidiaries in the amount of $41.0 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider factors including the reversal of future taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.
As of December 31, 2016, we had net foreign net operating loss carry forwards totaling $4.3 million that were expected to be realized in the future periods. A total of $3.4 million has an unlimited carry forward period and will therefore not expire.
At December 31, 2016, we also have net operating loss carry forwards for U.S. federal income tax purposes of $30.7 million, which are available, subject to certain limitations, to offset future taxable income, if any, through the year 2034. In addition, we have alternative minimum tax credit carry forwards of approximately $1.2 million, which are available to reduce future regular federal income taxes, if any, over an indefinite period.
At December 31, 2016, undistributed earnings of foreign operations totaling $16.4 million were considered to be permanently reinvested. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.
At December 31, 2016, we have established liabilities for uncertain tax positions of $0.9 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.
We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2015. We are currently in the examination phase of IRS audits for the tax years ended May 31, 2015 and December 31, 2015. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Twelve Months Ended December 31,	Year Ended Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Balance at beginning of year	$539	$477	$715	$697
Acquisition of Furmanite uncertain tax positions	660	—	—	—
Additions based on current year tax positions	464	—	—	—
Additions based on tax positions related to prior years	96	62	68	110
Reductions based on tax positions related to prior years	(564)	—	(306)	—
Settlements	(337)	—	—	—
Reductions resulting from a lapse of the applicable statute of limitations	—	—	—	(92)
Balance at end of year	$858	$539	$477	$715
We believe that in the next twelve months it is reasonably possible that $0.4 million of liabilities recorded for tax uncertainties will be effectively settled.

Recent Legislation
The Protecting Americans From Tax Hikes Act of 2015 (the “PATH Act”) was signed into law on December 18, 2015 and included an extension of the 50% bonus depreciation allowance, with a phase down of the bonus percentage amount for later years. The extended provision for 50% bonus depreciation specifically applies to qualifying property placed in service after December 31, 2014 and before January 1, 2018. The acceleration of deductions for the year ended December 31, 2016 and the seven months ended December 31, 2015 on qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our current period effective tax rate because the acceleration of deductions does not result in permanent differences between asset bases for financial reporting purposes and income tax purposes. However, the ability to accelerate depreciation deductions decreased our cash taxes for the year ended December 31, 2016 and the seven-month period ended December 31, 2015 by approximately $3.9 million and $1.7 million, respectively. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. The PATH Act also reinstated and made permanent the research and development credit retroactively from January 1, 2015. This change in legislation resulted in a permanent decrease in income tax expense for the year ended December 31, 2016 and seven months ended December 31, 2015 of $0.8 million and $0.4 million, respectively.
9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has a borrowing capacity of up to borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility, the proceeds of which were used to fund, in part, the Company’s acquisition of Qualspec. The swing line facility is $35.0 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at December 31, 2016) and has commitment fees on unused borrowing capacity (0.40% at December 31, 2016). The Credit Facility limits our ability to pay cash dividends without the consent of our bank syndicate. The Credit Facility also contains financial covenants, which were amended in August 2016 pursuant to the third amendment to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of December 31, 2016, not more than 4.25 to 1.00 as of March 31, 2017 and June 30, 2017, not more than 3.75 to 1.00 as of September 30, 2017 and thereafter the maximum ratio decreases by 0.25 to 1.00 every quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00.  As of December 31, 2016, we are in compliance with these covenants. With respect to the Total Leverage Ratio, our ratio stood at 4.19 to 1.00 as of December 31, 2016. At December 31, 2016, we had $46.2 million of cash on hand and approximately $29 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our credit facility, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility.

Future maturities of long-term debt, are as follows (in thousands):

December 31
2017	$20,000
2018	20,000
2019	20,000
2020	306,911
2021	—
Thereafter	—
Total	$366,911
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $21.6 million at December 31, 2016, and $13.2 million at December 31, 2015. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

ASC 815, Derivatives and Hedging (“ASC 815”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We consider counter-party credit risk to our derivative contracts when valuing our derivative instruments.
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At December 31, 2016 the €12.3 million borrowing had a U.S. Dollar value of $13.0 million.
The amounts recognized in other comprehensive income (loss), and reclassified into income, for the twelve months ended December 31, 2016, seven months ended December 31, 2015, and the twelve months ended May 31, 2015 and 2014 are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings (Loss)
	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve months ended May 31,		Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve months ended May 31,
	2016	2015	2015	2014	2016	2015	2015	2014
Net investment hedge	$481	$101	$3,237	$(775)	$—	$—	$—	$—
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	December 31, 2016			December 31, 2015
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(5,048)	Liability	Long-term debt	$(4,567)
We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $110.1 million at December 31, 2016 and are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases
2017	$32,418
2018	25,200
2019	17,447
2020	10,941
2021	7,825
Thereafter	16,295
Total	$110,126
Total rent expense resulting from operating leases for the twelve months ended December 31, 2016, the seven months ended December 31, 2015 and the twelve months ended May 31, 2015 and 2014 was $40.0 million, $18.8 million, $29.5 million and $26.2 million, respectively.

10. FAIR VALUE MEASUREMENTS
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,739	$3,739
Net investment hedge	$—	$(5,048)	$—	$(5,048)

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,638	$3,638
Net investment hedge	$—	$(4,567)	$—	$(4,567)
 ______________
1    Inclusive of both current and noncurrent portions.
There were no transfers in and out of Level 1 & Level 2 during the twelve months ended December 31, 2016 and seven months ended December 31, 2015. There were no transfers in and out of Level 3 for the year ended December 31, 2016, but there was a transfer in and out of of Level 3 of $5.8 million relating to a revaluation of contingent consideration during the seven months ended December 31, 2015.
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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Twelve Months Ended December 31, 2016	Seven Months Ended December 31, 2015
Beginning balance	$3,638	$1,407
Accretion of liability	366	139
Foreign currency effects	80	—
Payment	(4,000)	(230)
Revaluation	2,184	(5,256)
Acquisitions	1,471	7,578
Ending balance	$3,739	$3,638

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2016, there were approximately 0.8 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $7.3 million, $3.5 million, $4.8 million, and $4.2 million for the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the years ended May 31, 2015, and 2014 respectively. At December 31, 2016, $16.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 3.0 years. The excess tax benefit (deficiency) derived when share-based awards result in a tax deduction for the company was $(0.5) million, $0.4 million, $3.0 million, and $1.1 million for the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the years ended May 31, 2015, and 2014, respectively.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $7.2 million, $3.0 million, $4.1 million and $3.7 million for the twelve months ended December 31, 2016, the seven months ended December 31, 2016, years ended May 31, 2015, and 2014 respectively. Transactions involving our stock units and director stock grants during the twelve months ended December 31, 2016, the seven months ended December 31, 2016 and the years ended May 31, 2015, and 2014 are summarized below:

	Twelve Months Ended December 31, 2016		Seven Months Ended December 31, 2015
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	371	$36.26	304	$36.23
Changes during the year:
Granted	322	$34.23	197	$35.14
Assumed - Furmanite Acquisition	40	$25.63	—	$—
Vested and settled	(180)	$34.19	(126)	$34.43
Cancelled	(18)	$30.75	(4)	$39.27
Stock and stock units, end of year	535	$35.11	371	$36.26

	Year Ended May 31, 2015		Year Ended May 31, 2014
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	310	$31.42	329	$26.07
Changes during the year:
Granted	156	$39.51	136	$36.70
Vested and settled	(133)	$29.23	(139)	$24.32
Cancelled	(29)	$34.12	(16)	$28.01
Stock and stock units, end of year	304	$36.23	310	$31.42
Under a performance stock unit award program adopted on November 4, 2014, Long-Term Performance Stock Unit (“LTPSU”) awards granted to our Executive Officers are subject to a three year performance period and a concurrent three year service period. Under this program, the Company communicates “target awards” to the Executive Officers at the beginning of a performance period. The performance target is based on results of operations over the three year performance period with possible payouts ranging from 0% to 300% of the “target awards”. LTPSU awards cliff vest with achievement of the performance goals and completion of the three year service period. Settlement occurs with common stock within 20 business days of vesting. We determine the fair value of each LTPSU award based on the market price on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting term of three years based upon the probable performance target that will be met. Compensation expense (credit) of $(0.4) million, $0.3 million and $0.2 million related to performance awards was recognized for the twelve months ended December 31, 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively.

Transactions involving our performance awards during the year ended December 31, 2016, the seven months ended December 31, 2015, and the year ended May 31, 2015 are summarized below:

	Twelve Months Ended December 31, 2016		Seven Months Ended December 31, 2015
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of year	59	$37.16	23	$42.25
Changes during the year:
Granted	—	$—	36	$33.91
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of year	59	$37.16	59	$37.16

	Year Ended May 31, 2015
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)
Long-term performance stock units, beginning of year	—	$—
Changes during the year:
Granted	23	$42.25
Vested and settled	—	$—
Cancelled	—	$—
Long-term performance stock units, end of year	23	$42.25

Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards granted to our Chairman of our Board vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards was $0.3 million for the twelve months ended December 31, 2016, $0.5 million for the seven months ended December 31, 2015 and $0.6 million for each of the years ended May 31, 2015 and 2014. Transactions involving our performance awards during the twelve months ended December 31, 2016, the seven months ended December 31, 2016, and the years ended May 31, 2015, and 2014 are summarized below:

	Twelve Months Ended December 31, 2016		Seven Months Ended December 31, 2015
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	13	$35.15	28	$32.86
Changes during the year:
Granted	—	$—	—	$—
Vested and settled	(13)	$35.15	(15)	$30.82
Cancelled	—	$—	—	$—
Performance awards, end of year	—	$—	13	$35.15

	Year Ended May 31, 2015		Year Ended May 31, 2014
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	50	$30.63	57	$25.47
Changes during the year:
Granted	—	$—	17	$36.40
Vested and settled	(22)	$27.66	(24)	$22.65
Cancelled	—	$—	—	$—
Performance awards, end of year	28	$32.86	50	$30.63
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was $0.2 million in compensation expense related to stock options for the twelve months ended December 31, 2016, but none for the seven months ended December 31, 2015, or the years ended May 31, 2015, and 2014, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten year term. Transactions involving our stock options during the twelve months ended December 31, 2016, the seven months ended December 31, 2015, and the years ended May 31, 2015, and 2014 are summarized below:

	Twelve Months Ended December 31, 2016		Seven Months Ended December 31, 2015
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	376	$25.71	490	$24.80
Changes during the year:
Granted	—	$—	—	$—
Assumed - Furmanite Acquisition	132	$33.20	—	$—
Exercised	(251)	$23.50	(109)	$21.41
Cancelled	(50)	$35.00	—	$—
Expired	(4)	$44.62	(5)	$30.33
Shares under option, end of year	203	$30.63	376	$25.71
Exercisable at end of year	203	$30.63	376	$25.71

	Year Ended May 31, 2015		Year Ended May 31, 2014
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	816	$19.61	1,052	$20.24
Changes during the year:
Granted	—	$—	—	$—
Exercised	(326)	$11.79	(232)	$22.69
Cancelled	—	$—	—	$—
Expired	—	$—	(4)	$6.96
Shares under option, end of year	490	$24.80	816	$19.61
Exercisable at end of year	490	$24.80	816	$19.61

Options exercisable at December 31, 2016 had a weighted-average remaining contractual life of 2.7 years. For total options outstanding at December 31, 2016, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.19 to $30.28	44	$25.80	1.9
$30.28 to $40.38	152	$31.08	2.7
$40.38 to $50.47	7	$50.47	7.4
	203	$30.63	2.7
12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the twelve months ended December 31, 2016, seven months ended December 31, 2015 and twelve months ended May 31, 2015 and 2014, were approximately $7.1 million, $3.0 million, $4.8 million and $4.4 million, respectively.
Defined Benefit Plans
In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately 1 percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan. As the plans were assumed during 2016, comparative information for periods prior to the acquisition date is not applicable to Team’s consolidated financial statements.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2016. Estimated defined benefit pension plan contributions for 2017 are expected to be approximately $1.4 million. We expect future plan contributions will increase by approximately 3% per year, in accordance with certain funding commitments.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 2.7%. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 4.5% for 2017 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.

Net pension cost included the following components (in thousands):

Twelve Months Ended December 31,
2016[1]
Service cost	$79
Interest cost	2,504
Expected return on plan assets	(2,577)
Net periodic pension cost	$6
 ______________
1    Reflects net pension cost from the date of the Furmanite acquisition.

The weighted average assumptions used to determine benefit obligations at December 31, 2016 and February 29, 2016, the date of the Furmanite acquisition, are as follows:

	December 31, 2016	February 29, 2016
Discount rate	2.7%	4.0%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.3%	2.8%
 ______________
1    Not applicable due to plan curtailment.
The weighted average assumptions used to determine net periodic benefit cost for the twelve months ended December 31, 2016 are as follows:

Twelve Months Ended December 31,
2016
Discount rate	4.0%
Expected long-term return on plan assets	4.9%
Rate of compensation increase[1]	Not applicable
Inflation	2.8%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on plan assets for 2017 is determined based on the weighted average of expected returns on asset investment categories as follows: 4.5% overall, 5.8% for equities and 1.8% for debt securities.

The following table sets forth the changes in the benefit obligation and plan assets for the twelve months ended December 31, 2016 (in thousands):

December 31, 2016
Projected benefit obligation:
Beginning of year	$—
Acquisition of Furmanite	80,410
Service cost	79
Interest cost	2,504
Actuarial loss	18,233
Benefits paid	(2,804)
Foreign currency translation adjustment and other	(9,216)
End of year	89,206
Fair value of plan assets:
Beginning of year	—
Acquisition of Furmanite	66,901
Actual gain on plan assets	10,222
Employer contributions	1,182
Benefits paid	(2,804)
Foreign currency translation adjustment and other	(7,534)
End of year	67,967
Excess projected obligation under (over) fair value of plan assets at end of year	$(21,239)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$10,518
No material amounts of accumulated other comprehensive loss are expected to be amortized as a component of net periodic benefit cost during 2017.
The accumulated benefit obligation for the U.K. Plan was $88.1 million at December 31, 2016.
At December 31, 2016, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2017	$2,689
2018	2,681
2019	3,119
2020	3,742
2021	3,738
2022-2026	21,413
Total	$37,382

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2016 (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$744	$744	$—	$—
Equity securities:
U.K. equity (b)	13,927	—	13,927	—
U.S. equity index (c)	3,453	—	3,453	—
European equity index (d)	3,421	—	3,421	—
Pacific rim equity index (e)	2,645	—	2,645	—
Japanese equity index (f)	2,185	—	2,185	—
Emerging markets equity index (g)	2,014	—	2,014	—
Diversified growth fund (h)	11,637	—	11,637	—
Global absolute return fund (i)	5,821	—	5,821	—
Fixed income securities:
Cash fund (j)	7,921	—	7,921	—
U.K. government fixed income securities (k)	5,454	—	5,454	—
U.K. government index-linked securities (l)	7,825	—	7,825	—
Total as of December 31, 2016	$67,047	$744	$66,303	$—
______________________________

a)
The net asset value of the commingled equity and fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled funds are classified as Level 2 or Level 3 assets. The net asset value is corroborated by observable market data (e.g., purchase or sale activities) for Level 2 assets.

b)	This category includes investments in U.K. companies and aims to achieve a return that is consistent with the return of the FTSE All-Share Index.

c)	This category includes investments in a variety of large and small U.S. companies and aims to achieve a return that is consistent with the return of the FTSE All-World USA Index.

d)
This category includes investments in a variety of large and small European companies and aims to achieve a return that is consistent with the return of the FTSE All-World Developed Europe ex-U.K. Index.

e)
This category includes investments in a variety of large and small companies across the Australian, Hong Kong, New Zealand and Singapore markets and aims to achieve a return that is consistent with the return of the FTSE-All-World Developed Asia Pacific ex-Japan Index.

f)	This category includes investments in a variety of large and small Japanese companies and aims to achieve a return that is consistent with the return of the FTSE All-World Japan Index.

g)	This category includes investments in companies in the Emerging Markets to achieve a return that is consistent with the return of the IFC Investable Index ex-Malaysia.

h)
This category includes investments in a diversified portfolio of equity, bonds, alternatives and cash markets and aims to achieve a return that is consistent with the return of the Libor GBP 3 month +3% Index.

i)
This category includes investments in a diversified portfolio of equity and bonds combined with investment strategies based on advanced derivative techniques and aims to achieve a return over rolling three-year periods equivalent to cash plus 5% per year, gross of fees.

j)
This category includes investments in British pound sterling-denominated money market instruments and fixed-income securities issued by governments, corporations or other issuers which may be listed or traded on a recognized market.

k)	This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (gilts) that have maturity dates in 2040 and 2052.

l)
This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2022 to 2062. The funds invest in U.K. government bonds and derivatives.

Investment objectives for the U.K. Plan, as of December 31, 2016, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 65% (range of 60% to 70%) for equity securities/diversified growth funds and 35% (range of 30% to 40%) for debt securities. Diversified growth funds are actively managed absolute return funds that hold a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.
The following table sets forth the weighted average asset allocation and target asset allocations as of December 31, 2016 by asset category:

	Asset Allocations	Target Asset Allocations

Equity securities and diversified growth funds[1]	67.3%	65.0%
Debt securities[2]	31.6%	35.0%
Other	1.1%	—%
Total	100.0%	100.0%
______________________________

[1]	Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.

[2]	Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities and U.K. government indexed-linked securities.

13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services for the steam operations of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured causing one death and other injuries and property damage. As of December 31, 2016, ninety-two lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York located in Kings, New York and Bronx County, alleging that our temporary leak repair services may have contributed to the cause of the rupture. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, on March 31, 2008, we received a letter from Con Ed alleging that our contract with Con Ed requires us to indemnify and defend Con Ed for additional claims filed against Con Ed as a result of the rupture. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in December 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate a trial on the merits during the first half of 2018.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the

Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). The Delaware Cases are expected to proceed to trial in the second quarter of 2017. The Washington Case does not have a trial date scheduled.
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
14. ENTITY WIDE DISCLOSURES
ASC 280, Segment Reporting, requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: TeamQualspec Group, TeamFurmanite Group and Quest Integrity Group. All three operating segments operate under a business segment manager who reports directly to Team’s Chief Executive Officer who operates as the chief operating decision maker. Furmanite, which we acquired in the first quarter of 2016 (see Note 2), is included in the TeamFurmanite segment, except that Furmanite’s corporate-related activities are included within corporate and shared support services in the tables below. Discontinued operations are not allocated to the segments. Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Revenues:
TeamQualspec	$589,478	$351,949	$467,099	$408,259
TeamFurmanite	539,627	178,238	300,456	275,322
Quest Integrity	67,591	41,531	74,492	65,946
Total	$1,196,696	$571,718	$842,047	$749,527

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Operating income (loss):
TeamQualspec	$43,367	$31,175	$60,198	$47,787
TeamFurmanite	27,283	14,335	28,713	26,177
Quest Integrity	4,780	5,491	13,196	9,260
Corporate and shared support services	(78,548)	(31,839)	(33,642)	(29,803)
Total	$(3,118)	$19,162	$68,465	$53,421

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Capital expenditures:
TeamQualspec	$8,803	$6,557	$10,276	$8,104
TeamFurmanite	15,077	5,656	4,916	6,114
Quest Integrity	2,007	1,993	2,961	4,366
Corporate and shared support services	19,956	11,596	10,616	14,432
Total	$45,843	$25,802	$28,769	$33,016

	Twelve Months Ended December 31,	Seven Months Ended December 31,	Twelve Months Ended May 31,
	2016	2015	2015	2014
Depreciation and amortization:
TeamQualspec	$19,853	$10,568	$8,413	$7,953
TeamFurmanite	21,387	4,779	7,583	7,208
Quest Integrity	5,323	3,403	5,704	5,475
Corporate and shared support services	2,110	676	1,087	832
Total	$48,673	$19,426	$22,787	$21,468
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the twelve months ended December 31, 2016, for the seven months ended December 31, 2015, and for the twelve months ended May 31, 2015 and 2014 and our total assets as of December 31, 2016 and 2015 are as follows (in thousands):

	Total Revenues[1]	Total Assets
Twelve months ended December 31, 2016
United States	$889,967	$788,780
Canada	128,122	66,056
Europe	108,720	234,847
Other foreign countries	69,887	57,735
Total	$1,196,696	$1,147,418
Seven months ended December 31, 2015
United States	$448,508	$682,124
Canada	71,325	59,626
Europe	27,718	33,271
Other foreign countries	24,167	23,970
Total	$571,718	$798,991
Twelve months ended May 31, 2015
United States	$625,044	$399,173
Canada	132,573	68,043
Europe	47,524	34,612
Other foreign countries	36,906	22,005
Total	$842,047	$523,833
Twelve months ended May 31, 2014
United States	$540,967	$353,624
Canada	126,874	68,515
Europe	42,248	38,870
Other foreign countries	39,438	23,932
Total	$749,527	$484,941
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business that primarily performs process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the United States. The business generates approximately $60 million in annual revenues. Upon acquisition, we concluded that this business was not a strategic fit for Team and therefore we decided not to retain it and began a process of marketing the business to prospective buyers. In December 2016, we completed the sale of this business and received proceeds of $13.3 million cash (net of costs to sell) and a $1.5 million principal amount of a note from the buyer that bears interest at a 5% stated rate per annum, payable quarterly in arrears, with the principal amount due in full at maturity in January 2020.
We concluded that this business qualifies as a discontinued operation upon its acquisition under GAAP. Therefore, we classified the operating results as discontinued operations in our consolidated statements of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. Due to the acquisition of this business and the completion of its sale all within the twelve months ended December 31, 2016, there are no assets or liabilities of discontinued operations reported as held for sale in the consolidated balance sheets at December 31, 2016 or 2015. For information about the assets and liabilities of discontinued operations acquired in the Furmanite acquisition, see Note 2.

Loss from discontinued operations, net of income tax, from the date of the Furmanite acquisition, consists of the following (in thousands):

Year Ended December 31, 2016

Revenues	$46,771
Operating expenses	43,081
Gross margin	3,690
Selling, general and administrative expenses	1,939
Gain on disposal	7
Income from discontinued operations, before income tax	1,758
Less: Provision for income taxes	1,869
Loss from discontinued operations, net of income tax	$(111)
The provision for income taxes on discontinued operations includes the effect of a permanent difference associated with non-deductible goodwill that was derecognized as part of the disposal transaction.
Cash flows attributable to our discontinued operations are included in our statements of consolidated cash flows. For the year ended December 31, 2016, there were no material amounts of depreciation, amortization, capital expenditures or significant operating non-cash items related to discontinued operations. The $1.5 million principal amount note receivable from the buyer, which was part of the consideration received from the sale of discontinued operations, is a non-cash investing activity.

16. EXIT COSTS AND OTHER RELATED CHARGES
Exit costs and other related charges for the year ended December 31, 2016 are associated with the restructuring/closure of the acquired Furmanite operations in Western Europe in the TeamFurmanite segment. Due to continued economic softness in these particular markets and unfavorable cost structures, we committed to a plan to exit these operations in the fourth quarter of 2016 and communicated the plan to the affected employees. We expect the closures to be essentially complete by end of the second quarter of 2017. Of the total $5.5 million of exit and other related charges recognized during the year ended December 31, 2016, $4.8 million is associated with accruals for employee separation costs, substantially all of which are expected to be settled during the first half of 2017, and $0.7 million is attributable to an impairment loss on property, plant and equipment in these operations. We estimate that we will incur additional costs, primarily related to lease terminations, of approximately $1.3 million in 2017 as the closures are completed.
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
Prior to February 1, 2015, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and U.S. Dollar, and have restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. Dollars. These exchange regulations, combined with other recent Venezuelan regulations, have constrained equipment availability and are now significantly limiting our Venezuelan operations’ ability to maintain normal operations. As a result of these conditions, and in accordance with ASC 810, Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. The change, which we made effective February 1, 2015, resulted in a pre-tax charge of $1.2 million for the twelve months ended May 31, 2015.
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
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2016					Seven Months Ended December 31, 2015
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance at beginning of year	$(28,124)	$4,567	$—	$5,183	$(18,374)	$(20,896)	$4,466	$2,892	$(13,538)
Other comprehensive income (loss) before tax	(3,849)	481	(10,518)	3,260	(10,626)	(7,228)	101	2,291	(4,836)
Balance at end of year	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)	$(28,124)	$4,567	$5,183	$(18,374)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31, 2016			Seven Months Ended December 31, 2015
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(3,849)	$1,351	$(2,498)	$(7,228)	$2,330	$(4,898)
Foreign currency hedge	481	(181)	300	101	(39)	62
Defined benefit pension plans	(10,518)	2,090	(8,428)	—	—	—
Total	$(13,886)	$3,260	$(10,626)	$(7,127)	$2,291	$(4,836)

	Twelve Months Ended May 31, 2015			Twelve Months Ended May 31, 2014
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(15,822)	$2,559	$(13,263)	$(1,613)	$1,213	$(400)
Foreign currency hedge	3,237	(904)	2,333	(775)	285	(490)
Total	$(12,585)	$1,655	$(10,930)	$(2,388)	$1,498	$(890)
19. ISSUANCE AND REPURCHASE OF COMMON STOCK
At-the-Market Equity Issuance Program
On November 28, 2016, we filed with the SEC a prospectus supplement, to our October 2016 shelf registration statement on Form S-3 (the “Shelf Registration Statement”), under which we may sell up to $150.0 million of our common stock through an “at-the-market” equity offering program (the “ATM Program”). Through December 31, 2016, we sold 167,931 shares of common stock under the ATM Program. The net proceeds from such sales were $6.0 million after deducting the aggregate commissions paid of approximately $0.1 million and were used to reduce outstanding indebtedness. The Company intends to use the net proceeds from any future sales under the ATM Program primarily to reduce outstanding indebtedness, which may include amounts outstanding under the Company’s Credit Facility, and for general corporate purposes. The timing of any additional sales of common stock made pursuant to the ATM Program will depend on a variety of factors to be determined by the Company. In connection with the filing of the Shelf Registration Statement and the commencement of the ATM Program, we capitalized costs totaling $0.7 million, which are being allocated as issuance costs as sales of securities occur.
Common Stock Repurchase Plan
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
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million (net of the $13.3 million repurchased in the quarter ended November 30, 2013). During twelve months ended May 31, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital, and a $19.4 million reduction to retained earnings.At December 31, 2016, $7.9 million remained available to repurchase shares under the stock repurchase plan.

20. TWELVE MONTHS ENDED DECEMBER 31, 2015 AND SEVEN MONTHS ENDED DECEMBER 31, 2014 COMPARATIVE DATA (Unaudited)
The condensed consolidated statements of income for the twelve months ended December 31, 2015 and the seven months ended December 31, 2014 is as follows: (in thousands, except per share data)

	Twelve Months Ended December 31,	Seven Months Ended December 31,
	2015	2014
Revenues	$926,356	$487,408
Operating expenses	655,465	337,977
Gross margin	270,891	149,431
Selling, general and administrative expenses	223,078	109,348
Loss on revaluation of contingent consideration	522	—
Operating income	47,291	40,083
Interest expense, net	5,792	1,332
Foreign currency loss	1,125	1,197
Other expense, net	1,184	—
Earnings from continuing operations before income taxes	39,190	37,554
Less: Provision for income taxes	13,744	13,622
Income from continuing operations	25,446	23,932
Income from discontinued operations, net of income tax	—	—
Net income	25,446	23,932
Less: income attributable to noncontrolling interest	213	214
Net income available to Team shareholders	$25,233	$23,718
Income from continuing operations per share and net income per share: Basic	$1.21	$1.15
Income from continuing operations per share and net income per share: Diluted	$1.18	$1.08

Weighted average shares outstanding:
Basic	20,780	20,593
Diluted	21,378	21,907

21. QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$250,854	$336,440	$289,577	$319,825	$1,196,696
Operating income (loss)	$(7,380)	$14,008	$(4,043)	$(5,703)	$(3,118)
Income (loss) from continuing operations	$(6,560)	$6,970	$(4,537)	$(8,438)	$(12,565)
Net income (loss) available to Team shareholders	$(6,434)	$7,356	$(4,221)	$(9,377)	$(12,676)
Basic earnings (loss) per share:
Continuing operations	$(0.27)	$0.24	$(0.15)	$(0.29)	$(0.45)
Net income (loss)	$(0.27)	$0.25	$(0.14)	$(0.32)	$(0.45)
Diluted earnings (loss) per share:
Continuing operations	$(0.27)	$0.24	$(0.15)	$(0.29)	$(0.45)
Net income (loss)	$(0.27)	$0.25	$(0.14)	$(0.32)	$(0.45)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$192,407	$235,399	$243,552	$254,998	$926,356
Operating income	$7,699	$22,034	$6,857	$10,701	$47,291
Income from continuing operations	$3,366	$14,068	$2,547	$5,465	$25,446
Net income available to Team shareholders	$3,306	$13,915	$2,547	$5,465	$25,233
Basic earnings per share:
Continuing operations	$0.16	$0.69	$0.13	$0.26	$1.21
Net income	$0.16	$0.69	$0.13	$0.26	$1.21
Diluted earnings per share:
Continuing operations	$0.15	$0.65	$0.12	$0.26	$1.18
Net income	$0.15	$0.65	$0.12	$0.26	$1.18

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

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2016	2015	2015	2014	2013	2012
Statements of operations data:
Revenues	$1,196,696	$571,718	$842,047	$749,527	$714,311	$623,740
Operating income (loss)	$(3,118)	$19,162	$68,465	$53,421	$55,602	$56,497
Income (loss) from continuing operations	$(12,565)	$8,878	$40,497	$30,149	$32,714	$33,068
Net income (loss) available to Team shareholders	$(12,676)	$8,878	$40,070	$29,855	$32,436	$32,911
Basic earnings (loss) per share:
Continuing operations	$(0.45)	$0.43	$1.95	$1.46	$1.61	$1.67
Net income (loss)	$(0.45)	$0.43	$1.95	$1.46	$1.61	$1.67
Diluted earnings (loss) per share:
Continuing operations	$(0.45)	$0.41	$1.85	$1.40	$1.53	$1.59
Net income (loss)	$(0.45)	$0.41	$1.85	$1.40	$1.53	$1.59
Weighted-average shares outstanding
Basic	28,095	20,852	20,500	20,439	20,203	19,667
Diluted	28,095	21,425	21,651	21,285	21,166	20,660
Balance sheet data:
Total assets	$1,147,418	$798,991	$523,833	$484,941	$460,203	$403,788
Long-term debt and other long-term liabilities	$464,060	$368,685	$97,234	$92,753	$95,209	$97,131
Stockholders’ equity	$535,637	$338,146	$335,375	$317,045	$292,190	$245,001
Working capital	$253,636	$222,399	$197,472	$173,671	$174,114	$157,019
Noncontrolling interest	$—	$—	$6,034	$5,678	$5,384	$5,097
Other financial data:
Depreciation and amortization	$48,673	$19,426	$22,787	$21,468	$19,664	$17,469
Share-based compensation	$7,313	$3,469	$4,838	$4,239	$3,931	$4,386
Capital expenditures	$45,843	$25,802	$28,769	$33,016	$26,068	$23,924