Form 10-Q
period 2017-03-31
TEAM INC
filed 2017-05-10
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,814,913 shares of common stock, par value $0.30, outstanding as of May 3, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,740	$46,216
Receivables, net of allowance of $9,182 and $7,835	269,281	262,773
Inventory	50,404	49,571
Income tax receivable	2,563	512
Deferred income taxes	—	16,521
Prepaid expenses and other current assets	23,776	25,764
Total current assets	369,764	401,357
Property, plant and equipment, net	205,342	203,130
Intangible assets, net of accumulated amortization of $41,583 and $37,309	171,940	176,104
Goodwill	356,347	355,786
Other assets, net	4,734	4,826
Deferred income taxes	5,791	6,215
Total assets	$1,113,918	$1,147,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	40,794	47,817
Other accrued liabilities	90,803	79,904
Total current liabilities	151,597	147,721
Deferred income taxes	70,892	93,318
Long-term debt	337,188	346,911
Defined benefit pension liability	20,969	21,239
Other long-term liabilities	2,650	2,592
Total liabilities	583,296	611,781
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,814,913 and 29,784,734 shares issued	8,943	8,934
Additional paid-in capital	338,734	336,756
Retained earnings	210,434	218,947
Accumulated other comprehensive loss	(27,489)	(29,000)
Total equity	530,622	535,637
Total liabilities and equity	$1,113,918	$1,147,418
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$286,554	$250,854
Operating expenses	211,750	184,872
Gross margin	74,804	65,982
Selling, general and administrative expenses	89,313	73,362
Exit costs and other related charges (credits) (see Note 16)	(1,247)	—
Gain on revaluation of contingent consideration	(1,174)	—
Operating loss	(12,088)	(7,380)
Interest expense, net	3,158	2,935
Foreign currency loss	334	38
Other expense (income), net	7	(10)
Loss from continuing operations before income taxes	(15,587)	(10,343)
Less: Income tax benefit	(6,079)	(3,783)
Loss from continuing operations	(9,508)	(6,560)
Income from discontinued operations, net of income tax	—	126
Net loss	$(9,508)	$(6,434)

Basic earnings (loss) per common share:
Continuing operations	$(0.32)	$(0.27)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.27)
Diluted earnings (loss) per common share:
Continuing operations	$(0.32)	$(0.27)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.27)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,508)	$(6,434)
Other comprehensive income:
Foreign currency translation adjustment	2,108	6,226
Foreign currency hedge	(166)	(553)
Amortization of net actuarial loss on defined benefit pension plans	17	—
Other comprehensive income, before tax	1,959	5,673
Tax provision attributable to other comprehensive income	(448)	(1,151)
Other comprehensive income, net of tax	1,511	4,522
Total comprehensive loss	$(7,997)	$(1,912)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,508)	$(6,434)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,961	10,069
Amortization of deferred loan costs	157	113
Provision for doubtful accounts	1,774	757
Foreign currency loss	334	38
Deferred income taxes	(4,835)	390
Gain on revaluation of contingent consideration	(1,174)	—
Gain on asset disposal	(976)	(105)
Non-cash compensation cost	1,747	2,089
Other, net	(497)	(155)
(Increase) decrease, net of the effect of acquisitions:
Receivables	(6,919)	8,138
Inventory	(795)	929
Prepaid expenses and other current assets	1,746	1,508
Increase (decrease), net of the effect of acquisitions:
Accounts payable	(7,210)	3,550
Other accrued liabilities	12,681	5,321
Income taxes	(2,036)	(4,709)
Net cash (used in) provided by operating activities	(2,550)	21,499
Cash flows from investing activities:
Capital expenditures	(10,718)	(11,580)
Business acquisitions, net of cash acquired	—	(33,077)
Proceeds from sale of assets	533	1,232
Other	(570)	92
Net cash used in investing activities	(10,755)	(43,333)
Cash flows from financing activities:
Net debt borrowings (payments)	(5,100)	69,950
Payments under term loan	(5,000)	(5,000)
Purchase of treasury stock	—	(1,720)
Debt issuance costs	(10)	(380)
Corporate tax effect from share-based payment arrangements	—	107
Issuance of common stock from share-based payment arrangements	449	1,001
Payments related to withholding tax for share-based payment arrangements	(249)	—
Net cash (used in) provided by financing activities	(9,910)	63,958
Effect of exchange rate changes on cash	739	1,360
Net (decrease) increase in cash and cash equivalents	(22,476)	43,484
Cash and cash equivalents at beginning of period	46,216	44,825
Cash and cash equivalents at end of period	$23,740	$88,309
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
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”), TeamFurmanite Group (“TeamFurmanite”) and Quest Integrity Group (“Quest Integrity”).
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
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The consolidated condensed balance sheet at December 31, 2016 is derived from the December 31, 2016 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) estimating the value associated with contingent consideration payment arrangements and (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans. Our most significant accounting policies are described below.
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at March 31, 2017 and December 31, 2016 is $8.6 million and $14.0 million, respectively, of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Inventory. We use the first-in, first-out method to determine inventory cost, except that inventory cost of Furmanite Corporation (“Furmanite”) and its subsidiaries, which we acquired on February 29, 2016 (see Note 2), is determined based on weighted-average cost. Inventory includes material, labor and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying cost is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Enterprise Resource Planning (“ERP”) System	15 years
Leasehold improvements	2-15 years
Machinery and equipment	2-12 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of “Level 3” measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
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
The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. Prior to January 1, 2017, the test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, as discussed in the Newly Adopted Accounting Principles section below, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Our goodwill annual test date is December 1. We performed our most recent impairment testing as of December 1, 2016 and concluded that there was no impairment. The fair values of the reporting units at December 1, 2016 were determined using a method based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period (the income approach). The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. The fair value derived from the income approach, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date. There have been no events that have required an interim assessment of the carrying value of goodwill during 2017.
There was $356.3 million and $355.8 million of goodwill at March 31, 2017 and December 31, 2016, respectively. A rollforward of goodwill for the three months ended March 31, 2017 is as follows (in thousands):

	Three Months Ended March 31, 2017
	(unaudited)
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$213,475	$109,059	$33,252	$355,786
Foreign currency adjustments	214	222	125	561
Balance at end of period	$213,689	$109,281	$33,377	$356,347
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
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At March 31, 2017 and December 31, 2016, the amount of earned but unbilled revenue included in accounts receivable was $84.9 million and $39.7 million, respectively.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team shareholders by the sum of (1) the weighted-average number of shares of common stock, outstanding during the period and (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method.

Amounts used in basic and diluted earnings (loss) per share, for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,804	24,030
Stock options, stock units and performance awards	—	—
Total shares and dilutive securities	29,804	24,030
For both the three months ended March 31, 2017 and 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations in both periods.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2017 or 2016 nor as of the balance sheet dates of March 31, 2017 and December 31, 2016.
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
Newly Adopted Accounting Principles
ASU No. 2015-11. In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory—Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Our adoption, on a prospective basis, of ASU 2015-11 on January 1, 2017 had no impact on our results of operations, financial position or cash flows.
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of ASU 2015-17 on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our consolidated balance sheet at March 31, 2017, while our consolidated balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation and timing of recognition of excess tax benefits or deficiencies. Specifically, ASU 2016-09 requires excess tax benefits and deficiencies to be recognized in the statements of operations as part of the provision for income tax (benefit) whereas previous guidance generally resulted in such amounts being recognized in additional paid-in capital. ASU 2016-09 also clarifies the statement of cash flows presentation for certain items associated with share-based awards. We adopted ASU 2016-09 on January 1, 2017. With respect to the requirement to recognize excess tax benefits or deficiencies in the statements of operations, we began recognizing such amounts, on a prospective basis, effective January 1, 2017 as a component of our provision (benefit) for income taxes as a discrete item. For the three months ended March 31, 2017, an immaterial amount of net excess tax benefits are included within the income tax benefit in the consolidated statement of operations. Also, beginning prospectively on January 1, 2017, excess tax benefits from share-based awards are classified as operating activities instead of financing activities in our consolidated statements of cash flows, as required by the ASU. Additionally, in connection with the adoption, we recorded a cumulative-effect adjustment of $1.0 million that increased the opening balance of retained earnings as of January 1, 2017, reflecting the recognition of certain excess tax benefits from share-based awards that did not yet qualify for recognition under previous guidance. The adoption of the other requirements in ASU 2016-09 had no impact on our results of operations, financial position or cash flows.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Prior to adoption of ASU 2017-04, if an impairment of goodwill is indicated, entities are required to then calculate the implied fair value of goodwill to determine the amount of impairment loss. This procedure, referred to as the second step of the goodwill impairment test, required the determination of the fair value of the assets and liabilities of a reporting unit as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date. ASU 2017-04 eliminated the second step and instead requires that the impairment loss be measured as the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We elected to early adopt ASU 2017-04 prospectively effective January 1, 2017. The adoption of ASU 2017-04 had no impact on our consolidated financial statements, but we will apply the new guidance to the measurement of any future goodwill impairment losses that we may be required to recognize.
Accounting Principles Not Yet Adopted
ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. We did not elect to early adopt ASU 2014-09. Therefore, the new standard is effective for us on January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. To adopt the new standard, we anticipate applying the cumulative effect transition method, pursuant to which we will record an adjustment to the opening balance of retained earnings as of January 1, 2018 for the impact of applying ASU 2014-09 to all contracts existing as of the date of application. We are continuing our assessment of ASU 2014-09 and have engaged an outside specialist to assist us in the implementation. At this time, our assessment is not yet complete and therefore we are unable to quantify the potential impacts. However, as most of our projects are short-term in nature and billed on a time and materials basis, we do not currently anticipate that the adoption of ASU 2014-09 will result in substantial changes to the overall pattern or timing of our revenue recognition.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record essentially all leases on the consolidated balance sheets as assets and liabilities. This ASU is effective for fiscal years beginning after December 15, 2018. We will adopt ASU 2016-02 effective January 1, 2019. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
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
ASU No. 2017-07. In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which prescribes where in the statement of operations the components of net periodic pension cost and net periodic postretirement benefit cost should be reported. Under ASU 2017-07, the service cost component is required to be reported in the same line or line items that other compensation costs of the associated employees are reported, while the other components are reported outside of operating income (loss). The changes in presentation in ASU 2017-07 are required to be adopted for annual periods beginning after December 15, 2017 and are to be applied retrospectively. ASU 2017-07 will apply to the presentation, in our statements of operations, of the net periodic pension cost (credit) associated with our defined benefit pension plans, which are discussed in Note 9. We do not believe that the changes in presentation required under ASU 2017-07 will have a material impact on our results of operations.
2. ACQUISITIONS

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
The fair value of the 8,208,006 common shares issued was determined based on the closing market price of our common shares on the acquisition date of February 29, 2016. The issuance of common stock in the acquisition is a non-cash financing activity that has been excluded from the consolidated statement of cash flows. The fair value of the converted share-based payment awards reflects an apportionment of the fair value of the awards, based on the closing market price of our common stock and other assumptions as of the acquisition date, that is attributable to employee service completed prior to the acquisition date. The fair value of the awards attributable to service after the acquisition date is recognized as share-based compensation expense over the applicable vesting periods. The cash consideration represents amounts Team paid, immediately prior to the closing of the acquisition, to settle Furmanite’s outstanding debt and certain related liabilities, which were not assumed by Team. The cash portion of the consideration was financed through additional borrowings under our banking credit facility.
The following table presents the purchase price allocation for Furmanite (in thousands):

February 29, 2016

Cash and cash equivalents	$37,734
Accounts receivable	65,925
Inventory	25,847
Current deferred tax assets	19,857
Prepaid expenses and other current assets	23,044
Current assets of discontinued operations	18,623
Plant, property and equipment	63,259
Intangible assets	88,958
Goodwill	89,646
Non-current deferred tax assets	2,542
Other non-current assets	687
Total assets acquired	436,122

Accounts payable	12,359
Other accrued liabilities	33,127
Income taxes payable	229
Current liabilities of discontinued operations	1,434
Non-current deferred tax liabilities	91,431
Defined benefit pension liability	13,509
Other long-term liabilities	1,692
Total liabilities assumed	153,781
Net assets acquired	$282,341
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
The fair value of accounts receivable acquired was $65.9 million, considering we expect $7.9 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $13.6 million associated with discontinued operations, which is included in the current assets of discontinued operations line above. The gross contractual amount of receivables acquired was $88.0 million.
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
Our unaudited condensed consolidated statement of operations for the three months ended March 31, 2016 includes the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $28.9 million and a net loss of $1.7 million are included in the three months ended March 31, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to adjust for the effects of integration activities, which are not practicable to determine.
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
Our unaudited pro forma consolidated results of operations are shown below as if the acquisition of Furmanite had occurred at the beginning of fiscal year 2015. These results are not necessarily indicative of the results which would actually have occurred if the acquisition had taken place at the beginning of fiscal year 2015, nor are they necessarily indicative of future results (in thousands, except per share data).

Pro forma data
Three Months Ended March 31,
2016
(unaudited)
Revenues	$294,624
Loss from continuing operations	$(4,871)
Loss per share from continuing operations:
Basic	$(0.17)
Diluted	$(0.17)
These amounts have been calculated after applying Team’s accounting policies and adjusting the results of Furmanite to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2015, together with the related tax effects. Additionally, these pro forma results exclude discontinued operations as well as the impact of transaction and integration-related costs associated with the Furmanite acquisition included in the historical results.

3. RECEIVABLES
A summary of accounts receivable as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Trade accounts receivable	$193,572	$230,889
Unbilled revenues	84,891	39,719
Allowance for doubtful accounts	(9,182)	(7,835)
Total	$269,281	$262,773
4. INVENTORY
A summary of inventory as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$7,511	$6,844
Work in progress	3,057	2,713
Finished goods	39,836	40,014
Total	$50,404	$49,571
5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Land	$7,434	$7,429
Buildings and leasehold improvements	46,525	42,257
Machinery and equipment	237,292	233,063
Furniture and fixtures	8,377	8,431
Capitalized ERP system development costs	46,120	44,876
Computers and computer software	11,830	11,775
Automobiles	5,392	5,370
Construction in progress	13,469	12,997
Total	376,439	366,198
Accumulated depreciation and amortization	(171,097)	(163,068)
Property, plant, and equipment, net	$205,342	$203,130

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through March 31, 2017, we have capitalized $46.1 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $0.2 million of amortization expense.

6. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,805	$(28,900)	$145,905	$174,742	$(25,508)	$149,234
Non-compete agreements	5,417	(4,031)	1,386	5,397	(3,896)	1,501
Trade names	24,644	(4,706)	19,938	24,624	(4,216)	20,408
Technology	7,817	(3,590)	4,227	7,812	(3,364)	4,448
Licenses	840	(356)	484	838	(325)	513
Total	$213,523	$(41,583)	$171,940	$213,413	$(37,309)	$176,104
Amortization expense for the three months ended March 31, 2017 and 2016 was $4.3 million and $3.1 million, respectively.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Payroll and other compensation expenses	$46,207	$38,214
Insurance accruals	14,275	13,896
Property, sales and other non-income related taxes	3,498	5,599
Lease commitments	1,912	2,119
Deferred revenue	6,234	3,433
Accrued commission	1,202	1,355
Accrued interest	508	603
Volume discount	956	1,067
Contingent consideration	1,000	2,103
Professional fees	3,188	1,530
Other	11,823	9,985
Total	$90,803	$79,904

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has a borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at March 31, 2017) and has commitment fees on unused borrowing capacity (0.40% at March 31, 2017). The Credit Facility limits our ability to pay cash dividends without the consent of our bank syndicate. The Credit Facility also contains financial covenants, which were amended in May 2017 pursuant to the fifth amendment to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in the Credit Facility agreement) of not more than 5.00 to 1.00 as of March 31, 2017 and June 30, 2017 and thereafter the maximum ratio decreases by 0.50 to 1.00 each subsequent quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 4.00 to 1.00 as of March 31, 2017, 4.25 to 1.00 as of June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until it reaches 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of March 31, 2017, we are in compliance with these covenants. Notwithstanding the foregoing, from and after the Permitted Debt Incurrence Date, which is a future date that will have occurred when and if the

Company incurs at least $125.0 million of certain unsecured debt, the maximum Total Leverage Ratios would be 5.00 to 1.00 at March 31, 2017, 5.25 to 1.00 at June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until reaching 4.00 to 1.00. Our Total Leverage Ratio stood at 4.77 to 1.00 as of March 31, 2017. At March 31, 2017, we had $23.7 million of cash on hand and approximately $18 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, as of March 31, 2017, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $20.7 million at March 31, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At March 31, 2017, the €12.3 million borrowing had a U.S. Dollar value of $13.1 million.
The amounts recognized in other comprehensive income, and reclassified into earnings, for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Loss Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from Other Comprehensive Income to Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Net investment hedge	$(166)	$(553)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	March 31, 2017			December 31, 2016
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(4,882)	Liability	Long-term debt	$(5,048)

9. EMPLOYEE BENEFIT PLANS
In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately one percent of both the

Company’s total pension plan liabilities and total pension plan assets, only the schedule of net periodic pension cost (credit) includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Net periodic pension cost (credit) for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Service cost	$4	$7
Interest cost	579	267
Expected return on plan assets	(738)	(273)
Amortization of net actuarial loss	17	—
Net periodic pension cost (credit)	$(138)	$1
For the three months ended March 31, 2016, the net periodic pension cost presented in the table above is from the date of the Furmanite acquisition.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.5% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $1.4 million to the pension plan for 2017, of which $0.3 million has been contributed through March 31, 2017.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2017
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$2,693	$2,693
Net investment hedge	$—	$(4,882)	$—	$(4,882)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,739	$3,739
Net investment hedge	$—	$(5,048)	$—	$(5,048)
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2017 and 2016.
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
The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

Three Months Ended March 31, 2017
(unaudited)
Balance, beginning of period	$3,739
Accretion of liability	104
Foreign currency effects	24
Revaluation	(1,174)
Balance, end of period	$2,693
11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2017, there were approximately 0.9 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $1.7 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2017, $18.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.7 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the three months ended March 31, 2017 and 2016.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $1.7 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. Transactions involving our stock units and director stock grants during the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	535	$35.11	371	$36.26
Changes during the period:
Granted	2	$33.27	70	$25.30
Assumed - Furmanite acquisition	—	$—	40	$25.63
Vested and settled	(21)	$25.33	—	$—
Cancelled	(3)	$31.58	(3)	$28.09
Stock and stock units, end of period	513	$35.55	478	$33.83
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock within 20 business days of vesting. LTPSU awards granted on November 4, 2014 and October 15, 2015 are subject to a three-year performance period and a concurrent three-year service period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the “target awards.” LTPSU awards granted on March 15, 2017 are subject to a two-year performance period and a concurrent two-year service period. For these awards, the performance goal is separated into three independent performance factors based on (i) relative shareholder total return (“RTSR”) as measured against a designated peer group, (ii) RTSR as measured against a designated index and (iii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the “target awards” for the first two performance factors and ranging from 0% to 300% of the “target awards” for the third performance factor.

We determine the fair value of each LTPSU award based on the market price on the date of grant. However, for the portion of the LTPSU awards that are subject to the RTSR performance factors, we determine the fair value of that portion of the award based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense is recognized on a straight-line basis over the vesting term. For LTPSU awards (or portions thereof) subject to a results of operations performance goal, compensation expense is recognized based upon the performance target that is probable of being met. For the portion of LTPSU awards subject to the RTSR performance factors, because the expected outcome is incorporated into the grant date fair value, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Transactions involving our performance awards during the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	59	$37.16
Changes during the period:
Granted	167	$20.24	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	226	$24.64	59	$37.16
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	203	$30.63	376	$25.71
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	—	$—	132	$33.20
Exercised	(16)	$27.91	(64)	$15.67
Cancelled	—	$—	(2)	$50.10
Expired	(1)	$32.05	(5)	$30.33
Shares under option, end of period	186	$30.87	437	$29.26
Exercisable at end of period	185	$30.71	419	$28.92

Options exercisable at March 31, 2017 had a weighted-average remaining contractual life of 2.6 years. For total options outstanding at March 31, 2017, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.18 to $30.28	29	$24.81	2.2
$30.29 to $40.38	150	$31.08	2.5
$40.39 to $50.47	7	$50.47	7.1
Total	186	$30.87	2.6

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)	$(28,124)	$4,567	$5,183	$(18,374)
Other comprehensive income (loss)	2,108	(166)	17	(448)	1,511	6,226	(553)	(1,151)	4,522
Balance, end of period	$(29,865)	$4,882	$(10,501)	$7,995	$(27,489)	$(21,898)	$4,014	$4,032	$(13,852)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$2,108	$(508)	$1,600	$6,226	$(1,363)	$4,863
Foreign currency hedge	(166)	63	(103)	(553)	212	(341)
Defined benefit pension plans	17	(3)	14	—	—	—
Total	$1,959	$(448)	$1,511	$5,673	$(1,151)	$4,522
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of March 31, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. A trial on the merits is scheduled to commence in October 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding the asserted patent invalid; consequentially, one of the Delaware Cases is ready for appeal, and the Company reasonably expects the other Delaware Case will be ready for appeal shortly. Quest Integrity intends to appeal both Delaware Cases. The Washington Case is ongoing.
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

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
TeamQualspec	$142,956	$136,262
TeamFurmanite	121,822	100,594
Quest Integrity	21,776	13,998
Total	$286,554	$250,854

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating income (loss):
TeamQualspec	$8,125	$7,944
TeamFurmanite	451	7,039
Quest Integrity	4,191	(757)
Corporate and shared support services	(24,855)	(21,606)
Total	$(12,088)	$(7,380)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Capital expenditures:
TeamQualspec	$2,512	$2,989
TeamFurmanite	4,320	2,977
Quest Integrity	446	631
Corporate and shared support services	3,440	4,983
Total	$10,718	$11,580

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Depreciation and amortization:
TeamQualspec	$4,855	$5,054
TeamFurmanite	5,863	3,324
Quest Integrity	1,269	1,282
Corporate and shared support services	974	363
Total	$12,961	$10,023
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three months ended March 31, 2017 and 2016 and total assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$215,212	$202,053
Canada	27,248	21,985
Europe	25,999	16,889
Other foreign countries	18,095	9,927
Total	$286,554	$250,854

	March 31, 2017	December 31, 2016
	(unaudited)
Total assets:
United States	$776,238	$788,780
Canada	59,258	66,056
Europe	227,621	234,847
Other foreign countries	50,801	57,735
Total	$1,113,918	$1,147,418
______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business from Furmanite that primarily performs process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the United States. We previously concluded that this business was not a strategic fit for Team and we completed the sale of the business in December 2016.
We concluded that this business qualified as a discontinued operation upon its acquisition under GAAP. Therefore, we classified the operating results as discontinued operations in our consolidated statements of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. Income from discontinued operations, net of income tax, consists of the following (in thousands):

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

16. EXIT COSTS AND OTHER RELATED CHARGES (CREDITS)

Exit costs and other related charges (credits) are associated with the restructuring/closure of the acquired Furmanite operations in Belgium and the Netherlands in the TeamFurmanite segment. Due to continued economic softness in these particular markets and unfavorable costs structures, we committed to a plan to exit these operations in the fourth quarter of 2016 and communicated the plan to the affected employees.We expect the closures to be substantially complete by the end of the second quarter of 2017. During the three months ended March 31, 2017, we recorded a reduction to severance costs of $0.2 million and a disposal gain of $1.1 million. The disposal gain resulted from an asset sale of the Furmanite operations in Belgium, which was completed during the first quarter of 2017, whereby we conveyed the business operations, $0.3 million cash and approximately $0.2 million of other assets to the purchaser in exchange for the assumption by the purchaser of certain liabilities, primarily severance-related liabilities of $1.6 million associated with the employees who transferred to the purchaser in connection with the transaction.

A rollforward of our accrued severance liability associated with these exit activities is presented below (in thousands):

Three Months Ended March 31, 2017
(unaudited)
Balance, beginning of period	$4,846
Charges (credits), net	(192)
Payments	(1,254)
Disposal	(1,601)
Balance, end of period	$1,799

With respect to these exit activities, to date we have incurred cumulatively $4.6 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million. We estimate that we will incur additional costs, primarily related to lease terminations, of approximately $1 million during the remainder of 2017 as the closures are completed.

17. REPURCHASE OF COMMON STOCK
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the three months ended March 31, 2017. At March 31, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the Total Leverage Ratio is equal to or greater than 2.50 to 1.00 but is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teaminc.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange under the symbol “TISI.”
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
General Description of Business
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”), TeamFurmanite Group (“TeamFurmanite”) and Quest Integrity Group (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and expertise available in the industry.
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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth the components of revenue and operating income (loss) from our operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$142,956	$136,262	$6,694	4.9%
TeamFurmanite	121,822	100,594	21,228	21.1%
Quest Integrity	21,776	13,998	7,778	55.6%
Total	$286,554	$250,854	$35,700	14.2%
Operating income (loss):
TeamQualspec	$8,125	$7,944	$181	2.3%
TeamFurmanite	451	7,039	(6,588)	(93.6)%
Quest Integrity	4,191	(757)	4,948	NM1
Corporate and shared support services	(24,855)	(21,606)	(3,249)	15.0%
Total	$(12,088)	$(7,380)	$(4,708)	63.8%
______________
1    NM - Not meaningful
Revenues. Total revenues grew $35.7 million or 14.2% from the prior year quarter, with TeamQualspec revenues growing $6.7 million, TeamFurmanite revenues growing $21.2 million and Quest Integrity revenues growing $7.8 million. Changes in foreign exchange rates had an insignificant impact on revenues. The increases in TeamQualspec and TeamFurmanite were largely due to acquisitions completed in 2016, including two small acquisitions in April 2016 (reported in TeamQualspec) and the acquisition of Furmanite Corporation (“Furmanite”) in February 2016 (reported primarily in TeamFurmanite). The TeamQualspec revenue increase also reflects improving market conditions, including sales volume increases in heat treating services, which are typically associated with large, more complex turnaround projects. The increase in Quest Integrity revenues was primarily associated with overall higher volumes across inspection services, reflecting improvements in market conditions. Although reported TeamFurmanite revenues increased over the prior year quarter due to the Furmanite acquisition, on a pro forma basis, assuming the Furmanite acquisition had been completed prior to January 1, 2016, total TeamFurmanite revenues declined by approximately $22.5 million or 15.6%. Market softness, which began in the second half of 2015, is continuing to impact the TeamFurmanite segment. The weak market conditions have resulted in a combination of project deferrals, scope reductions and maintenance deferrals in end markets. However, we are optimistic that end markets could begin to improve during the remainder of 2017, as total revenues, on a pro forma basis, increased slightly from the prior year in each of the last two months of the quarter after 13 consecutive months of declines.
Operating loss. Overall operating loss was $12.1 million in the current year quarter compared to operating loss of $7.4 million in the prior year quarter, as the improved operating results in Quest Integrity were more than offset by unfavorable changes in operating income (loss) associated with TeamFurmanite and corporate and shared support services. The current year quarter includes net non-routine expenses totaling $3.6 million consisting of $4.1 million in costs related to the implementation of our new ERP system, $1.1 million in professional fees and other costs associated with mergers and acquisitions integration activity and $0.8 million in intellectual property defense legal costs, partially offset by a $1.2 million gain on the revaluation of contingent consideration and a $1.2 million benefit associated with exit activities, primarily comprised of a gain on the disposal of the legacy Furmanite operations in Belgium. The non-routine expenses (benefit) were attributed to our operating segments as follows: $(1.2) million in each of TeamQualspec and TeamFurmanite and $6.0 million in corporate and shared support services. The prior year included non-routine expenses of $9.7 million consisting of $8.3 million in professional fees and other costs associated with mergers and acquisitions activity, $1.3 million in cost related to the implementation of our new ERP system, $0.1 million in legal fees associated with a legal defense of Quest Integrity. Approximately $4.8 million of the merger-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. The non-routine expenses were attributed to our operating segments as follows: $0.1 million in Quest Integrity and $9.6 million in corporate and shared support services. Excluding the impact of these non-routine items in both periods, operating income (loss) changed unfavorably by $10.7 million, as improvements in the Quest Integrity segment were more than offset by unfavorable changes in the TeamFurmanite segment, reflecting a continuation of the market softness and reduced customer spending described above. Further, the operating loss for the current year quarter was negatively affected by an increase in corporate and shared support services of $6.9 million, which includes the addition of Furmanite’s ongoing corporate-related costs.
Interest expense. Interest expense increased from $2.9 million in the prior-year quarter to $3.2 million in the current-year quarter. The increase is primarily driven by higher interest rates, partially offset by lower average borrowings outstanding.

Foreign currency loss. Non-operating results include $0.3 million in foreign currency transaction losses in the current year quarter compared to $38 thousand in the prior year quarter. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar.

Taxes. The benefit for income tax was $6.1 million on the pre-tax loss from continuing operations of $15.6 million in the current year quarter compared to the benefit for income tax of $3.8 million on pre-tax loss from continuing operations of $10.3 million in the prior year quarter. The effective tax rate was 39% for the three months ended March 31, 2017, compared to the effective tax rate of 37% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily due to year-over-year differences in the annual estimated effective tax rate, reflecting differences in both permanent items as well as the mix of income (loss) between domestic and foreign jurisdictions.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.1 million for the three months ended March 31, 2016 and relates to the operating results of an acquired Furmanite business that we sold in December 2016.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our banking credit facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility has a borrowing capacity of up to $600 million and consists of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 2.25% margin at March 31, 2017) and has commitment fees on unused borrowing capacity (0.40% at March 31, 2017). The Credit Facility limits our ability to pay cash dividends without the consent of our bank syndicate. The Credit Facility also contains financial covenants, which were amended in May 2017 pursuant to the fifth amendment to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio”, as defined in the Credit Facility agreement) of not more than 5.00 to 1.00 as of March 31, 2017 and June 30, 2017 and thereafter the maximum ratio decreases by 0.50 to 1.00 each subsequent quarter until it reaches 3.00 to 1.00, (ii) a maximum ratio of senior secured debt to consolidated EBITDA of not more than 4.00 to 1.00 as of March 31, 2017, 4.25 to 1.00 as of June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until it reaches 3.00 to 1.00 and (iii) an interest coverage ratio of less than 3.00 to 1.00. As of March 31, 2017, we are in compliance with these covenants. Notwithstanding the foregoing, from and after the Permitted Debt Incurrence Date, which is a future date that will have occurred when and if the Company incurs at least $125.0 million of certain unsecured debt, the maximum Total Leverage Ratios would be 5.00 to 1.00 at March 31, 2017, 5.25 to 1.00 at June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until reaching 4.00 to 1.00. Our Total Leverage Ratio stood at 4.77 to 1.00 as of March 31, 2017. At March 31, 2017, we had $23.7 million of cash on hand and approximately $18 million of available borrowing capacity through our Credit Facility. In connection with the renewal of our Credit Facility, as of March 31, 2017, we are amortizing $3.0 million of associated debt issuance costs over the life of the Credit Facility. While we are in compliance with our financial covenants as of March 31, 2017, management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. However, there can be no assurance that these actions will be successful or that we will be able to maintain compliance with the financial covenants as of any future date.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-

by letters of credit totaling $20.7 million at March 31, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through March 31, 2017, we have capitalized $46.1 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $0.2 million of amortization expense.

On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the three months ended March 31, 2017. At March 31, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the Total Leverage Ratio is equal to or greater than 2.50 to 1.00 but is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

In October 2016, we filed universal shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to issue common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Issuances of securities pursuant to the Shelf Registration Statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Restrictions on cash. Included in our cash and cash equivalents at March 31, 2017 is $8.6 million of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Cash flows attributable to our operating activities. For the three months ended March 31, 2017, net cash used in operating activities was $2.6 million. Negative operating cash flow was primarily attributable to the net loss of $9.5 million, non-cash deferred tax benefits of $4.8 million and an increase in working capital of $2.5 million, partially offset by depreciation and amortization of $13.0 million.
For the three months ended March 31, 2016, net cash provided by operating activities was $21.5 million. Positive operating cash flow was primarily attributable to a decrease in working capital of $14.7 million, depreciation and amortization of $10.1 million and non-cash compensation cost of $2.1 million partially offset by a net loss of $6.4 million.
Cash flows attributable to our investing activities. For the three months ended March 31, 2017, net cash used in investing activities was $10.8 million, consisting primarily of $10.7 million for capital expenditures. Capital expenditures included $1.2 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the three months ended March 31, 2016, net cash used in investing activities was $43.3 million, consisting primarily of $33.1 million for business acquisitions (net of cash acquired) and $11.6 million of capital expenditures. Capital expenditures included $4.9 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the three months ended March 31, 2017, net cash used in financing activities was $9.9 million consisting primarily of $10.1 million of net debt payments under our Credit Facility.
For the three months ended March 31, 2016, net cash provided by financing activities was $64.0 million consisting primarily of $65.0 million of net borrowings related to our Credit Facility, principally to fund the cash portion of the Furmanite acquisition, and $1.0 million from the issuance of common stock from share-based payment arrangements. These amounts were partially offset by $1.7 million in cash related to the purchase of stock pursuant to our stock repurchase plan and $0.4 million related to debt issuance costs.
Effect of exchange rate changes on cash. For the three months ended March 31, 2017 and 2016, the effect of exchange rate changes on cash was a positive impact of $0.7 million and $1.4 million, respectively. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, the Canadian Dollar, the Euro and the Mexican Peso. The impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro and the Australian Dollar.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three months ended March 31, 2017 and March 31, 2016 were $0.3 million and $38 thousand, respectively. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar.
In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2017 and March 31, 2016.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $2.1 million for the three months ended March 31, 2017.
Based on the three months ended March 31, 2017, foreign currency-based revenues and operating income of approximately $71.3 million and $0.5 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $7.1 million and $0.1 million, respectively.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of March 31, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. A trial on the merits is scheduled to commence in October 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding the asserted patent invalid; consequentially, one of the Delaware cases is ready for appeal, and the Company reasonably expects the other Delaware Case will be ready for appeal shortly. Quest Integrity intends to appeal both Delaware Cases. The Washington Case is ongoing.
We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS
See page 8 of our Annual Report on Form 10-K for the period ending December 31, 2016 for a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the three months ended March 31, 2017. At March 31, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event the Total Leverage Ratio is equal to or greater than 2.50 to 1.00 but is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

(a) On May 5, 2017, we entered into that certain Fifth Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Fifth Amendment”). The Fifth Amendment amends certain portions of the Credit Facility (a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015), which was amended by that certain First Amendment to Credit Agreement dated December 2, 2015, that certain Second Amendment and Commitment Increase to Credit Agreement dated February 29, 2016, that certain Third Amendment to Credit Agreement dated August 17, 2016 and that certain Fourth Amendment and Limited Waiver to Credit Agreement dated December 19, 2016 (as amended, the “Existing Credit Agreement”). The Fifth Amendment makes certain revisions to the scheduled changes in the maximum Total Leverage Ratio covenant. The table below sets forth the maximum Total Leverage Ratio applicable as of the end of the fiscal quarters specified as amended by the Fifth Amendment:

Fiscal Quarter Ending	Maximum Total Leverage Ratio
March 31, 2017 and June 30, 2017	5.00 to 1.00
September 30, 2017	4.50 to 1.00
December 31, 2017	4.00 to 1.00
March 31, 2018	3.50 to 1.00
June 30, 2018 and each Fiscal Quarter thereafter	3.00 to 1.00

Notwithstanding the foregoing, from and after the Permitted Debt Incurrence Date (as defined in the Credit Facility), which is a future date that will have occurred when and if the Company incurs at least $125.0 million of certain unsecured debt (as defined and described further in the Fifth Amendment), the maximum Total Leverage Ratios would be 5.00 to 1.00 at March 31, 2017, 5.25 to 1.00 at June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until reaching 4.00 to 1.00. With regard to the Senior Secured Leverage Ratio (as defined in the Credit Facility), the Fifth Amendment increases the maximum permitted ratio to 4.00 to 1.00 as of March 31, 2017, 4.25 to 1.00 as of June 30, 2017 and decreasing by 0.25 to 1.00 each subsequent quarter until reaching 3.00 to 1.00.

Additionally, the Fifth Amendment amends the definition of Applicable Rate by modifying the pricing grids to generally increase the Applicable Rate when the Total Leverage Ratio is greater than or equal to 4.00 to 1.00. Further, an additional pricing grid has been added that specifies certain lower pricing levels to be in effect from and after the Permitted Debt Incurrence Date. In addition, the Fifth Amendment makes a change to the definition of Consolidated EBITDA to increase the maximum amounts of certain add-back items in the calculation through September 30, 2017.

The Fifth Amendment also modifies the prepayment provisions of the Existing Credit Agreement to add a mandatory prepayment requirement of 100% of the net cash proceeds the Company was to receive in the event that we issue certain unsecured debt securities, which are referred to as the Permitted Notes and are further described in the Fifth Amendment. Additionally, a mandatory prepayment provision is added with respect to 100% of the net cash proceeds realized with respect to certain dispositions of property or assets, generally pertaining to those occurring outside the ordinary course of business.

The Fifth Amendment also revises the restrictions with regard to certain investment and intercompany transactions, acquisitions, and the incurrence of capital lease and other obligations until such time as the Company’s Total Leverage Ratio is not less than 4.00 to 1.00 for at least two consecutive fiscal quarters. With regard to the Company’s ability to repurchase its equity or to declare and pay cash dividends when its Total Leverage Ratio as of the most recently ended fiscal quarter is greater than 2.50 to 1.00, the Fifth Amendment revises the requirement for using the aggregate $50 million basket from being at least 0.25 less than the maximum Total Leverage Ratio to a flat 4.00 to 1.00 maximum Total Leverage Ratio on a pro forma basis after giving effect to such transactions.

The Existing Credit Agreement, as amended by the Fifth Amendment, continues to provide us with the option to increase the aggregate principal amount of the revolving loan facility by up to $100,000,000, subject to satisfaction of certain specified conditions. For any such increase, we may ask one or more lenders to increase their existing commitments and/or invite additional eligible lenders to become lenders under the Credit Facility.

The foregoing summary of the Fifth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Fifth Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Fifth Amendment to Credit Agreement, dated May 5, 2017, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto.

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

TEAM, INC. (Registrant)

Date: May 10, 2017	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)