Form 10-Q
period 2017-06-30
TEAM INC
filed 2017-08-08
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,839,211 shares of common stock, par value $0.30, outstanding as of August 2, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,154	$46,216
Receivables, net of allowance of $9,870 and $7,835	281,642	262,773
Inventory	51,293	49,571
Income tax receivable	—	512
Deferred income taxes	—	16,521
Prepaid expenses and other current assets	23,140	25,764
Total current assets	385,229	401,357
Property, plant and equipment, net	204,265	203,130
Intangible assets, net of accumulated amortization of $45,964 and $37,309	168,069	176,104
Goodwill	358,576	355,786
Other assets, net	4,573	4,826
Deferred income taxes	5,865	6,215
Total assets	$1,126,577	$1,147,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	46,709	47,817
Other accrued liabilities	82,676	79,904
Income taxes payable	87	—
Total current liabilities	149,472	147,721
Deferred income taxes	67,331	93,318
Long-term debt	361,865	346,911
Defined benefit pension liability	19,230	21,239
Other long-term liabilities	3,985	2,592
Total liabilities	601,883	611,781
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,839,211 and 29,784,734 shares issued	8,950	8,934
Additional paid-in capital	341,152	336,756
Retained earnings	199,347	218,947
Accumulated other comprehensive loss	(24,755)	(29,000)
Total equity	524,694	535,637
Total liabilities and equity	$1,126,577	$1,147,418
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$312,256	$336,440	$598,810	$587,294
Operating expenses	227,613	237,747	439,363	422,619
Gross margin	84,643	98,693	159,447	164,675
Selling, general and administrative expenses	91,065	82,501	180,378	155,863
Exit costs and other related charges (credits) (see Note 16)	271	—	(976)	—
(Gain) loss on revaluation of contingent consideration	—	2,184	(1,174)	2,184
Operating income (loss)	(6,693)	14,008	(18,781)	6,628
Interest expense, net	4,372	3,408	7,530	6,343
Foreign currency (gain) loss and other	17	(166)	358	(138)
Income (loss) from continuing operations before income taxes	(11,082)	10,766	(26,669)	423
Less: Provision (benefit) for income taxes	4	3,796	(6,075)	13
Income (loss) from continuing operations	(11,086)	6,970	(20,594)	410
Income from discontinued operations, net of income tax	—	386	—	512
Net income (loss)	$(11,086)	$7,356	$(20,594)	$922

Basic earnings (loss) per common share:
Continuing operations	$(0.37)	$0.24	$(0.69)	$0.01
Discontinued operations	—	0.01	—	0.02
Net income (loss)	$(0.37)	$0.25	$(0.69)	$0.03
Diluted earnings (loss) per common share:
Continuing operations	$(0.37)	$0.24	$(0.69)	$0.01
Discontinued operations	—	0.01	—	0.02
Net income (loss)	$(0.37)	$0.25	$(0.69)	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(11,086)	$7,356	$(20,594)	$922
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	4,448	(3,176)	6,556	3,050
Foreign currency hedge	(949)	310	(1,115)	(243)
Amortization of net actuarial loss on defined benefit pension plans	17	—	34	—
Other comprehensive income (loss), before tax	3,516	(2,866)	5,475	2,807
Tax provision attributable to other comprehensive income (loss)	(782)	(167)	(1,230)	(1,318)
Other comprehensive income (loss), net of tax	2,734	(3,033)	4,245	1,489
Total comprehensive income (loss)	$(8,352)	$4,323	$(16,349)	$2,411

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(20,594)	$922
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,015	22,893
Amortization of deferred loan costs	353	242
Provision for doubtful accounts	3,172	2,496
Foreign currency loss (gain)	437	(99)
Deferred income taxes	(9,066)	(934)
(Gain) loss on revaluation of contingent consideration	(1,174)	2,184
(Gain) loss on asset disposal	(921)	47
Non-cash compensation cost	4,263	4,704
Other, net	(2,243)	(525)
(Increase) decrease, net of the effect of acquisitions:
Receivables	(17,896)	2,602
Inventory	(1,297)	156
Prepaid expenses and other current assets	1,857	(3,866)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	(1,708)	14,379
Other accrued liabilities	5,509	(3,900)
Income taxes	683	(3,238)
Net cash (used in) provided by operating activities	(12,610)	38,063
Cash flows used in investing activities:
Capital expenditures	(18,662)	(21,853)
Business acquisitions, net of cash acquired	—	(48,382)
Change in restricted cash	—	5,000
Proceeds from sale of assets	2,558	1,026
Other	(508)	213
Net cash used in investing activities	(16,612)	(63,996)
Cash flows from financing activities:
Net debt borrowings	22,488	63,191
Payments under term loan	(10,000)	(10,000)
Contingent consideration payments	(1,278)	—
Purchase of treasury stock	—	(7,593)
Debt issuance costs	(738)	(377)
Corporate tax effect from share-based payment arrangements	—	86
Issuance of common stock from share-based payment arrangements	449	1,064
Payments related to withholding tax for share-based payment arrangements	(302)	(154)
Net cash provided by financing activities	10,619	46,217
Effect of exchange rate changes on cash	1,541	331
Net (decrease) increase in cash and cash equivalents	(17,062)	20,615
Cash and cash equivalents at beginning of period	46,216	44,825
Cash and cash equivalents at end of period	$29,154	$65,440
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,100 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
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
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at June 30, 2017 and December 31, 2016 is $9.4 million and $14.0 million, respectively, of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Inventory. We use the first-in, first-out method to determine inventory cost, except that inventory cost of Furmanite LLC (formerly Furmanite Corporation, “Furmanite”) and its subsidiaries, which we acquired on February 29, 2016 (see Note 2), is determined based on weighted-average cost. Inventory includes material, labor and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying cost is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
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
The test for impairment is performed at the reporting unit level which is deemed to be at the operating segment level. Prior to January 1, 2017, the test was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, as discussed under “Newly Adopted Accounting Principles—ASU No. 2017-04” below, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Our goodwill annual test date is December 1. We performed our most recent annual impairment test as of December 1, 2016 and concluded that there was no impairment. The fair values of the reporting units at December 1, 2016 were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that were based on multiples, based on observable market data, of certain financial metrics of our reporting units to arrive at fair value. We applied equal weighting to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.
As of June 30, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the continued market softness, primarily in our TeamFurmanite segment, and the related impacts on our financial results and our stock price. The Company’s interim impairment goodwill test was prepared using a similar methodology as described above for its most recent annual impairment test. The June 30, 2017 interim goodwill impairment test indicated no impairment as the fair values of each reporting unit exceeded their carrying values. On June 30, 2017, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $175 million or 33%. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value. With respect to our TeamQualspec and TeamFurmanite reporting unit, the fair values exceeded carrying values by 65% and 46%, respectively.
There was $358.6 million and $355.8 million of goodwill at June 30, 2017 and December 31, 2016, respectively. A rollforward of goodwill for the six months ended June 30, 2017 is as follows (in thousands):

	Six Months Ended June 30, 2017
	(unaudited)
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$213,475	$109,059	$33,252	$355,786
Foreign currency adjustments	1,050	1,038	702	2,790
Balance at end of period	$214,525	$110,097	$33,954	$358,576
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
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At June 30, 2017 and December 31, 2016, the amount of earned but unbilled revenue included in accounts receivable was $80.0 million and $39.7 million, respectively.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team stockholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method.

Amounts used in basic and diluted earnings (loss) per share, for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,826	29,452	29,815	26,738
Stock options, stock units and performance awards	—	76	—	70
Total shares and dilutive securities	29,826	29,528	29,815	26,808
For both the three and six months ended June 30, 2017, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations in both periods. There were 0.3 million and 0.4 million stock options outstanding during the three months and six months ended June 30, 2016, respectively, excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.

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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2017 or 2016 nor as of the balance sheet dates of June 30, 2017 and December 31, 2016.
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
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of ASU 2015-17 on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our consolidated balance sheet at June 30, 2017, while our consolidated balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation and timing of recognition of excess tax benefits or deficiencies. Specifically, ASU 2016-09 requires excess tax benefits and deficiencies to be recognized in the statements of operations as part of the provision for income tax (benefit) whereas previous guidance generally resulted in such amounts being recognized in additional paid-in capital. ASU 2016-09 also clarifies the statement of cash flows presentation for certain items associated with share-based awards. We adopted ASU 2016-09 on January 1, 2017. With respect to the requirement to recognize excess tax benefits or deficiencies in the statements of operations, we began recognizing such amounts, on a prospective basis, effective January 1, 2017 as a component of our provision (benefit) for income taxes as a discrete item. For the three and six months ended June 30, 2017, an immaterial amount of net excess tax benefits are included within the income tax benefit in the consolidated statement of operations. Also, beginning prospectively on January 1, 2017, excess tax benefits from share-based awards are classified as operating activities instead of financing activities in our consolidated statements of cash flows, as required by the ASU. Additionally, in connection with the adoption, we recorded a cumulative-effect adjustment of $1.0 million that increased the opening balance of retained earnings as of January 1, 2017, reflecting the recognition of certain excess tax benefits from share-based awards that did not yet qualify for recognition under previous guidance. The adoption of the other requirements in ASU 2016-09 had no impact on our results of operations, financial position or cash flows.
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
Accounting Principles Not Yet Adopted
ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. We did not elect to early adopt ASU 2014-09. Therefore, the new standard is effective for us on January 1, 2018. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. To adopt the new standard, we anticipate applying the modified retrospective transition method, pursuant to which we will record an adjustment to the opening balance of retained earnings as of January 1, 2018 for the impact of applying ASU 2014-09 to all contracts existing as of the date of application. We are continuing our assessment of ASU 2014-09. At this time, our assessment is not yet complete and therefore we are unable to quantify the potential impacts. However, as most of our projects are short-term in nature and billed on a time and materials basis, we do not currently anticipate that the adoption of ASU 2014-09 will result in substantial changes to the overall pattern or timing of our revenue recognition.
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
ASU No. 2017-09 In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity apply modification accounting in Topic 718. Under ASU 2017-09, modification accounting is required unless the effect of the modification does not impact the award’s fair value, vesting conditions and its classification as an equity instrument or liability instrument. ASU 2017-09 is required to be adopted prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our share-based compensation expense.
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
Our unaudited condensed consolidated statement of operations for the six months ended June 30, 2016 includes the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $97.4 million and a net loss of $1.6 million are included in the six months ended June 30, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to adjust for the effects of integration activities, which are not practicable to determine.
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

Pro forma data
Six Months Ended June 30,
2016
(unaudited)
Revenues	$631,064
Income from continuing operations	$2,587
Earnings per share from continuing operations:
Basic	$0.09
Diluted	$0.09
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
3. RECEIVABLES
A summary of accounts receivable as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Trade accounts receivable	$211,472	$230,889
Unbilled revenues	80,040	39,719
Allowance for doubtful accounts	(9,870)	(7,835)
Total	$281,642	$262,773
4. INVENTORY
A summary of inventory as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$9,513	$6,844
Work in progress	3,271	2,713
Finished goods	38,509	40,014
Total	$51,293	$49,571

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Land	$7,330	$7,429
Buildings and leasehold improvements	47,737	42,257
Machinery and equipment	242,723	233,063
Furniture and fixtures	9,085	8,431
Capitalized ERP system development costs	46,122	44,876
Computers and computer software	12,975	11,775
Automobiles	5,284	5,370
Construction in progress	13,853	12,997
Total	385,109	366,198
Accumulated depreciation and amortization	(180,844)	(163,068)
Property, plant, and equipment, net	$204,265	$203,130

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through June 30, 2017, we have capitalized $46.1 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $1.1 million of amortization expense.
6. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,081	$(32,320)	$142,761	$174,742	$(25,508)	$149,234
Non-compete agreements	5,504	(4,215)	1,289	5,397	(3,896)	1,501
Trade names	24,751	(5,211)	19,540	24,624	(4,216)	20,408
Technology	7,846	(3,826)	4,020	7,812	(3,364)	4,448
Licenses	851	(392)	459	838	(325)	513
Total	$214,033	$(45,964)	$168,069	$213,413	$(37,309)	$176,104
Amortization expense for the three months ended June 30, 2017 and 2016 was $4.2 million and $4.1 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $8.4 million and $7.2 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Payroll and other compensation expenses	$39,581	$38,214
Insurance accruals	15,498	13,896
Property, sales and other non-income related taxes	4,360	5,599
Lease commitments	839	2,119
Deferred revenue	6,770	3,433
Accrued commission	1,602	1,355
Accrued interest	627	603
Volume discount	700	1,067
Contingent consideration	—	2,103
Professional fees	2,480	1,530
Other	10,219	9,985
Total	$82,676	$79,904

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (which is described further in Note 18) and used the proceeds from the Offering (as defined in Note 18) to repay in full the outstanding term loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrently with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility (the “Sixth Amendment”), effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.25% margin at June 30, 2017) and has commitment fees on unused borrowing capacity (0.50% at June 30, 2017). The Credit Facility limits our ability to pay cash dividends.
The Credit Facility also contains financial covenants, which were amended in May 2017 and July 2017 pursuant to the fifth and sixth amendments, respectively, to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of March 31, 2018, of not more than 4.25 to 1.00 as of June 30, 2018 and not more than 4.00 to 1.00 as of September 30, 2018 and each quarter thereafter, (ii) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.75 to 1.00 as of September 30, 2017, 4.25 to 1.00 as of December 31, 2017, 3.75 to 1.00 as of March 31, 2018, 3.25 to 1.00 as of June 30, 2018 and 3.00 to 1.00 as of September 30, 2018 and each quarter thereafter and (iii) an interest coverage ratio of not less than 3.00 to 1.00. Under the Sixth Amendment, the Total Leverage Ratio covenant is eliminated until March 31, 2018 and the Senior Secured Leverage Ratio covenant becomes effective September 30, 2017. As of June 30, 2017, we are in compliance with the covenants in effect as of such date. At June 30, 2017, we had $29.2 million of cash on hand and would have had approximately $121 million of available borrowing capacity through our Credit Facility, after giving effect to the Sixth Amendment and the application of the proceeds from the Offering. In connection with the renewal of our Credit Facility and subsequent amendments, we are amortizing $3.7 million of associated debt issuance costs over the life of the Credit Facility as of June 30, 2017.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $20.0 million at June 30, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At June 30, 2017, the €12.3 million borrowing had a U.S. Dollar value of $14.1 million.
The amounts recognized in other comprehensive income, and reclassified into earnings, for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Loss Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2017	2016	2017	2016	2017	2016	2017	2016
Net investment hedge	$(949)	$310	$—	$—	$(1,115)	$(243)	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges under ASC 815 (in thousands):

	June 30, 2017			December 31, 2016
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Net investment hedge	Liability	Long-term debt	$(3,933)	Liability	Long-term debt	$(5,048)

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

Net periodic pension cost (credit) for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$4	$22	$8	$29
Interest cost	597	801	1,176	1,068
Expected return on plan assets	(761)	(820)	(1,499)	(1,093)
Amortization of net actuarial loss	17	—	34	—
Net periodic pension cost (credit)	$(143)	$3	$(281)	$4
For the six months ended June 30, 2016, the net periodic pension cost presented in the table above is from the date of the Furmanite acquisition.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.5% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $4.0 million to the pension plan for 2017, of which $2.6 million has been contributed through June 30, 2017.
10. FAIR VALUE MEASUREMENTS
We apply the provisions of ASC 820, which among other things, requires certain disclosures about assets and liabilities carried at fair value.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2017
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,555	$1,555
Net investment hedge	$—	$(3,933)	$—	$(3,933)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,739	$3,739
Net investment hedge	$—	$(5,048)	$—	$(5,048)
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2017 and 2016.
The fair value of contingent consideration liabilities classified in the table above were estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include a combination of actual cash flows and probability-weighted assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements.
The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Six Months Ended June 30, 2017
(unaudited)
Balance, beginning of period	$3,739
Accretion of liability	142
Foreign currency effects	126
Payment	(1,278)
Revaluation	(1,174)
Balance, end of period	$1,555
11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2017, there were approximately 0.9 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.

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
Compensation expense related to share-based compensation totaled $4.3 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2017, $16.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the six months ended June 30, 2017 and 2016.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vest immediately. Compensation expense related to stock units and director stock grants totaled $3.8 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively. Transactions involving our stock units and director stock grants during the six months ended June 30, 2017 and 2016 are summarized below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	535	$35.11	371	$36.26
Changes during the period:
Granted	23	$25.66	86	$26.19
Assumed - Furmanite acquisition	—	$—	40	$25.63
Vested and settled	(48)	$25.26	(34)	$27.87
Cancelled	(9)	$33.15	(9)	$27.81
Stock and stock units, end of period	501	$35.68	454	$34.22
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted on November 4, 2014 and October 15, 2015 are subject to a three-year performance period and a concurrent three-year service period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the “target awards.” LTPSU awards granted on March 15, 2017 are subject to a two-year performance period and a concurrent two-year service period. For these awards, the performance goal is separated into three independent performance factors based on (i) relative shareholder total return (“RTSR”) as measured against a designated peer group, (ii) RTSR as measured against a designated index and (iii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the “target awards” for the first two performance factors and ranging from 0% to 300% of the “target awards” for the third performance factor.

We determine the fair value of each LTPSU award based on the market price on the date of grant. However, for the portion of the LTPSU awards that are subject to the RTSR performance factors, we determine the fair value of that portion of the award based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense is recognized on a straight-line basis over the vesting term. For LTPSU awards (or portions thereof) subject to a results of operations performance goal, compensation expense is recognized based upon the performance target that is probable of being met. For the portion of LTPSU awards subject to the RTSR performance factors, because the expected outcome is incorporated into the grant date fair value, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. Transactions involving our performance awards during the six months ended June 30, 2017 and 2016 are summarized below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	59	$37.16
Changes during the period:
Granted	166	$20.24	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	225	$24.64	59	$37.16
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the six months ended June 30, 2017 and 2016 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the six months ended June 30, 2017 and 2016 are summarized below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	203	$30.63	376	$25.71
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	—	$—	132	$33.20
Exercised	(16)	$27.91	(69)	$15.52
Cancelled	—	$—	(4)	$44.62
Expired	(1)	$32.05	(4)	$30.33
Shares under option, end of period	186	$30.87	431	$29.39
Exercisable at end of period	186	$30.87	427	$29.30

Options exercisable at June 30, 2017 had a weighted-average remaining contractual life of 2.4 years. For total options outstanding at June 30, 2017, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.18 to $30.28	29	$24.81	1.9
$30.29 to $40.38	150	$31.08	2.2
$40.39 to $50.47	7	$50.47	6.8
Total	186	$30.87	2.4

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)	$(28,124)	$4,567	$5,183	$(18,374)
Other comprehensive income (loss)	6,556	(1,115)	34	(1,230)	4,245	3,050	(243)	(1,318)	1,489
Balance, end of period	$(25,417)	$3,933	$(10,484)	$7,213	$(24,755)	$(25,074)	$4,324	$3,865	$(16,885)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$6,556	$(1,649)	$4,907	$3,050	$(1,414)	$1,636
Foreign currency hedge	(1,115)	426	(689)	(243)	96	(147)
Defined benefit pension plans	34	(7)	27	—	—	—
Total	$5,475	$(1,230)	$4,245	$2,807	$(1,318)	$1,489
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of June 30, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. A trial on the merits is scheduled to commence in October 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In August 2017, the judge in the Washington Case granted summary judgment against Quest Integrity based on the Delaware Cases ruling. Quest Integrity is in the process of appealing both Delaware Cases and is planning to appeal the Washington Case.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
TeamQualspec	$158,412	$157,238	$301,368	$293,500
TeamFurmanite	132,564	159,681	254,386	260,275
Quest Integrity	21,280	19,521	43,056	33,519
Total	$312,256	$336,440	$598,810	$587,294

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
TeamQualspec	$10,529	$16,677	$18,654	$24,621
TeamFurmanite	5,385	11,982	5,836	19,021
Quest Integrity	3,889	3,221	8,080	2,464
Corporate and shared support services	(26,496)	(17,872)	(51,351)	(39,478)
Total	$(6,693)	$14,008	$(18,781)	$6,628

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
TeamQualspec	$2,852	$2,222	$5,364	$5,211
TeamFurmanite	3,580	3,154	7,900	6,131
Quest Integrity	827	263	1,273	894
Corporate and shared support services	685	4,749	4,125	9,732
Total	$7,944	$10,388	$18,662	$21,968

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
TeamQualspec	$4,861	$5,051	$9,716	$10,105
TeamFurmanite	5,797	6,020	11,660	9,344
Quest Integrity	1,096	1,284	2,365	2,566
Corporate and shared support services	1,300	515	2,274	878
Total	$13,054	$12,870	$26,015	$22,893
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and six months ended June 30, 2017 and 2016 and total assets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$226,035	$241,064	$441,247	$443,117
Canada	37,444	41,836	64,692	63,821
Europe	30,229	33,152	56,228	50,041
Other foreign countries	18,548	20,388	36,643	30,315
Total	$312,256	$336,440	$598,810	$587,294

	June 30, 2017	December 31, 2016
	(unaudited)
Total assets:
United States	$769,902	$788,780
Canada	65,989	66,056
Europe	235,614	234,847
Other foreign countries	55,072	57,735
Total	$1,126,577	$1,147,418
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

16. EXIT COSTS AND OTHER RELATED CHARGES (CREDITS)

Exit costs and other related charges (credits) are primarily associated with the restructuring/closure of the acquired Furmanite operations in Belgium and the Netherlands in the TeamFurmanite segment. Due to continued economic softness in these particular markets and unfavorable costs structures, we committed to a plan to exit these operations in the fourth quarter of 2016 and communicated the plan to the affected employees. The closures are now substantially complete. During the six months ended June 30, 2017, we recorded a reduction to severance costs of $0.2 million and a disposal gain of $1.1 million. The disposal gain resulted from an asset sale of the Furmanite operations in Belgium, which was completed during the first quarter of 2017, whereby we conveyed the business operations, $0.3 million cash and approximately $0.2 million of other assets to the purchaser in exchange for the assumption by the purchaser of certain liabilities, primarily severance-related liabilities of $1.6 million associated with the employees who transferred to the purchaser in connection with the transaction.

A rollforward of our accrued severance liability associated with these exit activities is presented below (in thousands):

Six Months Ended June 30, 2017
(unaudited)
Balance, beginning of period	$4,846
Charges (credits), net	(159)
Payments	(2,694)
Disposal	(1,601)
Foreign currency adjustments	41
Balance, end of period	$433

With respect to these exit activities, to date we have incurred cumulatively $4.7 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million. We estimate that we will incur additional costs associated with this restructuring/closure, primarily related to lease terminations that have not yet been finalized, of less than $1 million during the remainder of 2017.

17. REPURCHASE OF COMMON STOCK
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the six months ended June 30, 2017. At June 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

18. SUBSEQUENT EVENTS

Issuance of Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act (the “Offering”). The Notes are senior unsecured obligations of the Company. The Notes bear interest at rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the New York Stock Exchange on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding May 1, 2023, but only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•	if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or;

•	upon the occurrence of specified corporate events described in the indenture governing the Notes.

On or after May 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may, at their option, convert their Notes at any time, regardless of the foregoing circumstances.

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversion in cash or a combination of cash and shares of common stock.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.

We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.6 million after deducting discounts, commissions and estimated expenses. We used $160.0 million of the net proceeds to repay all outstanding borrowings under the term loan portion of our Credit Facility and $62.6 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.
Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the ongoing weak and uncertain macro environment in the industries in which we operate. The cost savings initiative includes reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we expect that such actions proposed to be taken would ultimately reduce our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies beginning in the third quarter of 2017. The resulting severance charges, which will be recorded in the third quarter of 2017, are expected to be approximately between $4 million and $6 million, substantially all of which will result in future cash expenditures. We expect to complete the cost savings initiative in the third quarter of 2017. Although management expects that cost savings will result from these actions, there can be no assurance that such results will be achieved.
Cancellation of At-The-Market Offering Program. On July 31, 2017, we delivered written notice to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (collectively, the “Agents”) of our termination of the ATM Equity OfferingSM Sales Agreement, dated November 28, 2016 (the “Sales Agreement”), pursuant to Section 9(a) thereof. The Sales Agreement is terminable by us or the Agents for any reason at any time without penalty upon three days’ written notice to the other party. Under the Sales Agreement, we were entitled to issue and sell, from time to time, through or to the Agents, shares of our common stock, having an aggregate offering price of up to $150 million in an “at-the-market” offering program (the “ATM Program”). From November 28, 2016, when the ATM Program was announced, until December 2016, approximately 168,000 shares of common stock were sold under the ATM Program, generating approximately $6 million in proceeds. No shares of common stock were sold under the ATM Program during 2017.
Credit Agreement Amendment. Refer to Note 8 for information on the Sixth Amendment to our banking credit facility that we entered into on July 31, 2017 (but effective as of June 30, 2017).

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
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 and those listed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,100 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$158,412	$157,238	$1,174	0.7%
TeamFurmanite	132,564	159,681	(27,117)	(17.0)%
Quest Integrity	21,280	19,521	1,759	9.0%
Total	$312,256	$336,440	$(24,184)	(7.2)%
Operating income (loss):
TeamQualspec	$10,529	$16,677	$(6,148)	(36.9)%
TeamFurmanite	5,385	11,982	(6,597)	(55.1)%
Quest Integrity	3,889	3,221	668	20.7%
Corporate and shared support services	(26,496)	(17,872)	(8,624)	48.3%
Total	$(6,693)	$14,008	$(20,701)	NM1
______________
1    NM - Not meaningful

Revenues. Total revenues declined $24.2 million or 7.2% from the prior year quarter. The overall decline is primarily attributable to the TeamFurmanite segment, with lower revenues of $27.1 million, partially offset by revenue increases of $1.8 million and $1.2 million in the Quest Integrity and TeamQualspec segments, respectively. Changes in foreign exchange rates unfavorably impacted revenues by $2.3 million compared to the prior year quarter. While the Quest Integrity and TeamQualspec inspection and assessment businesses experienced some improvement, TeamFurmanite’s mechanical services business continues to lag behind in the recovery cycle. The decline in the TeamFurmanite segment reflects continued market softness, which began in the second half of 2015. The weak market conditions have resulted in a combination of project deferrals, scope reductions and maintenance deferrals in end markets. The 9.0% increase in Quest Integrity revenues was primarily associated with overall higher volumes across inspection services, reflecting improvements in market conditions as well as the effect of an acquisition in the prior year. TeamQualspec’s revenues were largely consistent with those reported in the prior year quarter.
Operating income (loss). Overall operating loss was $6.7 million in the current year quarter compared to operating income of $14.0 million in the prior year quarter. The current year quarter includes net expenses totaling $6.9 million that we do not believe are indicative of the Company’s core operating activities, consisting of $3.9 million in costs related to the implementation of our new ERP system, $2.6 million in professional fees and other costs associated with mergers and acquisitions integration activity and $0.3 million of exit costs and $0.1 million in legal and other costs. These expenses were attributed to our operating segments as follows: $0.1 million in TeamFurmanite and $6.8 million in corporate and shared support services. The prior year included expenses totaling $6.1 million that we do not believe are indicative of the Company’s core operating activities, consisting of $2.2 million for the revaluation of contingent consideration from an acquisition, $2.0 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end, $1.2 million in costs related to the implementation of our new ERP system and $0.7 million in intellectual property defense legal costs and other expenses. These expenses were attributed to our operating segments as follows: $2.3 million in TeamFurmanite, $0.2 million in TeamQualspec, $0.8 million in Quest Integrity and $2.8 million in corporate and shared support services. Excluding the impact of these identified items in both periods, operating income (loss) changed unfavorably by $19.8 million, consisting primarily of decreased operating income in TeamFurmanite and TeamQualspec of $8.8 million and $6.4 million, respectively, as well as an increase in corporate and shared support services expenses of $4.6 million. Within TeamFurmanite, the lower operating income is primarily attributable to the ongoing market softness described above. Although TeamQualspec revenues were comparable to the prior year quarter, the reduced operating income this year is primarily attributable to unfavorable changes in the mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs. The higher expenses in corporate and shared support services reflect depreciation and amortization expense of our new ERP system that was placed in the first quarter of 2017 as well as related operating costs, in addition to higher employee-related costs and additional rent expense.
Interest expense. Interest expense increased from $3.4 million in the prior-year quarter to $4.4 million in the current-year quarter. The increase is primarily driven by higher interest rates, partially offset by lower average borrowings outstanding.

Foreign currency (gain) loss and other. Non-operating results include $0.1 million in foreign currency transaction losses in the current year quarter compared to $0.1 million in gains in the prior year quarter. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso, and Singapore Dollar.

Taxes. The provision for income tax was $4 thousand on the pre-tax loss from continuing operations of $11.1 million in the current year quarter compared to the provision for income tax of $3.8 million on pre-tax income from continuing operations of $10.8 million in the prior year quarter. The effective tax rate was essentially zero for the three months ended June 30, 2017, compared to the effective tax rate of 35% for the three months ended June 30, 2016. The effective tax rate in the current year quarter was impacted by a change in the estimated annual effective tax rate as well as year-over-year differences in both permanent items as well as the mix of income (loss) between domestic and foreign jurisdictions.

Discontinued operations.  Income from discontinued operations, net of income tax, was $0.4 million for the three months ended June 30, 2016 and relates to the operating results of an acquired Furmanite business that was sold in December 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth the components of revenue and operating income (loss) from our operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$301,368	$293,500	$7,868	2.7%
TeamFurmanite	254,386	260,275	(5,889)	(2.3)%
Quest Integrity	43,056	33,519	9,537	28.5%
Total	$598,810	$587,294	$11,516	2.0%
Operating income (loss):
TeamQualspec	$18,654	$24,621	$(5,967)	(24.2)%
TeamFurmanite	5,836	19,021	(13,185)	(69.3)%
Quest Integrity	8,080	2,464	5,616	227.9%
Corporate and shared support services	(51,351)	(39,478)	(11,873)	30.1%
Total	$(18,781)	$6,628	$(25,409)	NM1
______________
1    NM - Not meaningful

Revenues. Total revenues increased $11.5 million or 2.0% from the prior year quarter, largely driven by a $9.5 million increase, or 28.5%, in Quest Integrity. Additionally, TeamQualspec revenues grew by $7.9 million. These increases were partially offset by decreases in TeamFurmanite revenues of $5.9 million. Changes in foreign exchange rates unfavorably impacted revenues by $1.7 million compared to the prior year. The increase in Quest Integrity and TeamQualspec revenues reflects overall higher volumes across inspection and assessment services, reflecting improving market conditions. Further, approximately $3.1 million and $1.7 million of the revenue increases in TeamQualspec and Quest Integrity, respectively, were attributable to acquisitions completed in the prior year. The revenue decline in the TeamFurmanite segment reflects continued market softness, which began in the second half of 2015, partially offset by increases associated with the acquisition of Furmanite LLC (formerly Furmanite Corporation, “Furmanite”) in February 2016. On a pro forma basis, assuming Furmanite had been acquired prior to January 1, 2016, TeamFurmanite revenues declined by $49.7 million or 16.3%. TeamFurmanite’s mechanical services business continues to lag behind in the recovery cycle, resulting in a combination of project deferrals, scope reductions and maintenance deferrals in end markets.
Operating income (loss). Overall operating loss was $18.8 million in the current year compared to operating income of $6.6 million in the prior year, as the improved operating results in Quest Integrity were more than offset by unfavorable changes in operating income (loss) associated with TeamFurmanite, corporate and shared support services and TeamQualspec. The current year includes net expenses totaling $10.6 million that we do not believe are indicative of the Company’s core operating activities consisting of $7.9 million in costs related to the implementation of our new ERP system, $3.8 million in professional fees and other costs associated with mergers and acquisitions integration activity, $1.0 million in legal costs, and $0.1 million in other costs, partially offset by a $1.2 million gain on the revaluation of contingent consideration and a $1.0 million benefit associated with exit activities, primarily comprised of a gain on the disposal of the legacy Furmanite operations in Belgium. These expenses (benefit) were attributed to our operating segments as follows: $(1.2) million in TeamQualspec, $(1.0) million in TeamFurmanite, and $12.8 million in corporate and shared support services. The prior year includes expenses totaling $15.7 million that we do not believe are indicative of the Company’s core operating activities, resulting from $10.2 million in professional fees and other costs associated with mergers and acquisitions activity and a change in fiscal year end, $2.5 million in costs related to the implementation of our new ERP system, $2.2 million for the revaluation of contingent consideration from our acquisition of DK Amans Valve and $0.8 million in intellectual property defense legal costs and other expenses. Approximately $4.6 million of the merger-related costs were attributable to Furmanite obligations, primarily for change of control and severance payments. These expenses were attributed to our segments as follows: $0.2 million in TeamQualspec, $2.3 million in TeamFurmanite, $0.8 million in Quest and $12.4 million in corporate and shared support services. Excluding the impact of these identified items in both periods, operating income (loss) changed unfavorably by $30.6 million, consisting of decreased operating income in TeamFurmanite and TeamQualspec of $16.5 million and $7.4 million, respectively, as well as an increase in corporate and shared support services expenses of $11.5 million, partially offset by improvements in Quest Integrity of $4.8 million. Within TeamFurmanite, the lower operating income is primarily attributable to the ongoing market softness described above. Although TeamQualspec revenues were higher than the prior year, the reduced operating income this year is primarily attributable to unfavorable changes in the mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs. The higher expenses in corporate and shared support services reflect depreciation and amortization expense of our new ERP system that was placed in the first quarter of 2017 as well as related operating costs, in addition to higher employee-related costs, additional rent expense and the absorption of certain of Furmanite’s corporate costs.
Interest expense. Interest expense increased from $6.3 million in the prior year to $7.5 million in the current-year. The increase is primarily driven by higher interest rates, partially offset by lower average borrowings outstanding.

Foreign currency (gain) loss and other. Non-operating results include $0.4 million in foreign currency transaction losses in the current year compared to $0.1 million in foreign currency transaction gains in the prior year. Foreign currency transaction (gains) losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar.

Taxes. The benefit for income tax was $6.1 million on the pre-tax loss from continuing operations of $26.7 million in the current year compared to a provision for income tax of $13 thousand on pre-tax income from continuing operations of $0.4 million in the prior year. The effective tax rate was 22.8% for the six months ended June 30, 2017, compared to the effective tax rate of 3.1% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily due to the effects of discrete items in the prior year, primarily the settlement of prior years with the Internal Revenue Service, and permanent differences that had significant impacts on the effective rate due to the relatively low amount of pre-tax income from continuing operations last year.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.5 million for the six months ended June 30, 2016 and relates to the operating results of an acquired Furmanite business that was sold in December 2016.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility (defined below) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs.

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the outstanding term loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrently with the completion of the Offering and the repayment of outstanding borrowings, we entered into the sixth amendment to the Credit Facility (the “Sixth Amendment”), effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible account, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.25% margin at June 30, 2017) and has commitment fees on unused borrowing capacity (0.50% at June 30, 2017). The Credit Facility limits our ability to pay cash dividends.
The Credit Facility also contains financial covenants, which were amended in May 2017 and July 2017 pursuant to the fifth and sixth amendments, respectively, to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of March 31, 2018, of not more than 4.25 to 1.00 as of June 30, 2018 and not more than 4.00 to 1.00 as of September 30, 2018 and each quarter thereafter, (ii) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.75 to 1.00 as of September 30, 2017, 4.25 to 1.00 as of December 31, 2017, 3.75 to 1.00 as of March 31, 2018, 3.25 to 1.00 as of June 30, 2018 and 3.00 to 1.00 as of September 30, 2018 and each quarter thereafter and (iii) an interest coverage ratio of not less than 3.00 to 1.00. Under the Sixth Amendment, the Total Leverage Ratio covenant is eliminated until March 31, 2018 and the Senior Secured Leverage Ratio covenant becomes effective September 30, 2017. As of June 30, 2017, we are in compliance with the covenants in effect as of such date. At June 30, 2017, we had $29.2 million of cash on hand and would have had approximately $121 million of available borrowing capacity through our Credit Facility, after giving effect to the Sixth Amendment and the application of the proceeds from the Offering. In connection with the renewal of our Credit Facility and subsequent amendments, we are amortizing $3.7 million of associated debt issuance costs over the life of the Credit Facility as of June 30, 2017. While we are in compliance with our financial covenants as of June 30, 2017, management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. However, there can be no assurance that these actions will be successful or that we will be able to maintain compliance with the financial covenants as of any future date.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $20.0 million at June 30, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Issuance of Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act (the “Offering”). The Notes are senior unsecured obligations of the Company. The Notes bear interest at rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the New York Stock Exchange on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding May 1, 2023, but only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•	if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or;

•	upon the occurrence of specified corporate events described in the indenture governing the Notes.

On or after May 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may, at their option, convert their Notes at any time, regardless of the foregoing circumstances.

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversion in cash or a combination of cash and shares of common stock.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.

We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.6 million after deducting discounts, commissions and estimated expenses. We used $160.0 million of the net proceeds to repay all outstanding borrowings under the term loan portion of our Credit Facility and $62.6 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.
Cancellation of At-The-Market Offering Program. On July 31, 2017, we delivered written notice to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (collectively, the “Agents”) of our termination of the ATM Equity OfferingSM Sales Agreement, dated November 28, 2016 (the “Sales Agreement”), pursuant to Section 9(a) thereof. The Sales Agreement is terminable by us or the Agents for any reason at any time without penalty upon three days’ written notice to the other party. Under the Sales Agreement, were entitled to issue and sell, from time to time, through or to the Agents, shares of our common stock, having an aggregate offering price of up to $150 million in an “at-the-market” offering program (the “ATM Program”). From November 28, 2016, when the ATM Program was announced, until December 2016, approximately 168,000 shares of common stock were sold under the ATM Program, generating approximately $6 million in proceeds. No shares of common stock were sold under the ATM Program during 2017.
Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the ongoing weak and uncertain macro environment in the industries in which we operate.

The cost savings initiative includes reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we expect that such actions proposed to be taken would ultimately reduce our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies beginning in the third quarter of 2017. The resulting severance charges, which will be recorded in the third quarter of 2017, are expected to be approximately between $4 million and $6 million, substantially all of which will result in future cash expenditures. We expect to complete the cost savings initiative in the third quarter of 2017. Although management expects that cost savings will result from these actions, there can be no assurance that such results will be achieved.

ERP System. At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through June 30, 2017, we have capitalized $46.1 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $1.1 million of amortization expense.

Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the six months ended June 30, 2017. At June 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

Shelf Registration Statement. In October 2016, we filed universal shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to issue common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Issuances of securities pursuant to the Shelf Registration Statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Restrictions on cash. Included in our cash and cash equivalents at June 30, 2017 is $9.4 million of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Cash flows attributable to our operating activities. For the six months ended June 30, 2017, net cash used in operating activities was $12.6 million. Negative operating cash flow was primarily attributable to the net loss of $20.6 million, deferred income tax benefits of $9.1 million, and an increase in working capital of $12.9 million, partially offset by depreciation and amortization of $26.0 million and non-cash compensation costs of $4.3 million.
For the six months ended June 30, 2016, net cash provided by operating activities was $38.1 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $22.9 million, a decrease in working capital of $6.1 million, and non-cash compensation costs of $4.7 million.
Cash flows attributable to our investing activities. For the six months ended June 30, 2017, net cash used in investing activities was $16.6 million, consisting primarily of $18.7 million for capital expenditures. Capital expenditures included $1.2 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the six months ended June 30, 2016, net cash used in investing activities was $64.0 million, consisting primarily of $48.4 million for business acquisitions (net of cash acquired) and $21.9 million of capital expenditures. Capital expenditures included $9.3 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the six months ended June 30, 2017, net cash provided by financing activities was $10.6 million consisting primarily of $22.5 million of net debt borrowings under our Credit Facility, offset by $10.0 million in payments on our term loan.
For the six months ended June 30, 2016, net cash provided by financing activities was $46.2 million consisting primarily of $63.2 million of net borrowings related to our Credit Facility, principally to fund the cash portion of the Furmanite acquisition, and $1.1 million from the issuance of common stock from share-based payment arrangements. These amounts were partially offset by $7.6 million in cash related to the purchase of stock pursuant to our stock repurchase plan, $10.0 million in payments on our term loan, and $0.4 million related to debt issuance costs.

Effect of exchange rate changes on cash. For the six months ended June 30, 2017 and 2016, the effect of exchange rate changes on cash was a positive impact of $1.5 million and $0.3 million, respectively. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, Canadian Dollar, Euro, British Pound, Singapore Dollar, New Zealand Dollar, Malaysian Ringgit and Mexican Peso. The impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, and the British Pound.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the six months ended June 30, 2017 were $0.4 million, while the six months ended June 30, 2016 had net foreign currency transaction gains of $0.1 million. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the British Pound and Canadian Dollar.
In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2017 and June 30, 2016.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $6.6 million for the six months ended June 30, 2017.
Based on the six months ended June 30, 2017, foreign currency-based revenues and operating income of approximately $157.6 million and $5.2 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income (loss) of $15.8 million and $0.5 million, respectively.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of June 30, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. Based upon the current briefing schedule, a ruling on the motion is anticipated in the fall of 2017. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. A trial on the merits is scheduled to commence in October 2017.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In August 2017, the judge in the Washington Case granted summary judgment against Quest Integrity based on the Delaware Cases ruling. Quest Integrity is in the process of appealing both Delaware Cases and is planning to appeal the Washington Case.
We are involved in various other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In our opinion, any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

The risk factors below supplement and revise the other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017 (the “2016 Form 10-K”). These risk factors should be be considered together with the other risk factors described in the 2016 Form 10-K. Capitalized terms not otherwise defined in this Item 1A have the meanings ascribed to them in the 2016 Form 10-K.

The accounting method for convertible debt securities that may be, or may required to be, settled in cash may have a material effect on our reported financial results.

On July 31, 2017 we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering. Accordingly, the issuance of the Notes and the subsequent accounting associated with the Notes will be reflected in our consolidated financial statements beginning in the third quarter of 2017.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes.

Also, because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we have agreed to seek the approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. Unless and until we receive stockholder approval, holders may only surrender their Notes for conversion for cash or a combination of cash and common stock upon the satisfaction of certain conditions. Accordingly, these circumstances could require us to cash-settle a portion of the convertible feature of the Notes. Because of this cash settlement requirement, until such time that we receive shareholder approval, if at all, we may be required to record an embedded derivative liability for the conversion feature for all or a portion of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations. The valuation of such derivative liability would be based on various inputs, including the price of our common stock. Changes in our stock price or changes to the inputs used to value the derivative liability could materially and adversely affect our financial results, including our net income (loss) as well as increase the volatility of our financial results from period to period.

In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to demonstrate the ability or intent to settle the Notes in cash in any future reporting period or that future accounting standards will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares of common stock issuable upon conversion of the Notes, then we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted earnings per share. In such case, our diluted earnings per share would be adversely affected.

An impairment of our goodwill and intangible assets could have a material adverse impact on our results of operations and financial condition.

As a result of past acquisitions, goodwill and intangible assets comprise a substantial portion of our total assets. As of June 30, 2017, our goodwill and intangible assets totaled $358.6 million and $168.1 million, respectively. We assess or test goodwill and intangible assets for impairment at least annually in accordance with GAAP. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. As of June 30, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the continued market softness, primarily in our TeamFurmanite segment, and the related impacts on our financial results and our stock price. Although our interim goodwill impairment test indicated no impairment, depending on the circumstances, we may be required to perform an additional interim goodwill impairment test in the third quarter of 2017 before our annual impairment test scheduled for December 1, 2017. Given the current weak and uncertain macro environment in the industries in which we operate, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim goodwill impairment test as of June 30, 2017 will prove to be accurate predictions of the future. Depending on the facts and circumstances, we may be required to recognize impairment charges in future periods, which could materially and adversely impact our results of operations and financial condition.

Improvements in operating results from expected savings in operating costs from our recently proposed reduction in workforce and other cost saving initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period.

In order to address the reduction in revenues and operating income we have experienced over the past twelve months, we have recently commenced actions that will result in reductions in our workforce by eliminating certain employee positions and implementing other cost saving initiatives. Based upon estimates from our current planning model for these reductions, we expect that such actions proposed to be taken would reduce our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies beginning in the third quarter of 2017. Due to numerous factors or future developments, we may not achieve those estimated cost reductions in such amounts or the benefits of the cost reductions may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, and (iv) additional expenses as a result of the cost saving initiatives.

We may also decide to reduce, suspend or terminate our workforce reduction plan and other cost saving initiatives at any time before achieving the estimated cost savings or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with the Company.

It is possible that these initiatives may have unintended adverse impacts on the Company or otherwise disrupt normal operations, which could result in unfavorable impacts to our operating results.

Our operations and properties are subject to extensive environmental, health and safety regulations.

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, and worker health and safety. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and can impose substantial sanctions for violations or require operational changes that may limit our services. We must conform our operations to comply with applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These requirements can be expected to increase the overall costs of providing our services over time. Some of our services involve handling or monitoring highly regulated materials, including VOCs or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for the characterization, handling and disposal of regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with increasingly complex and strictly-enforced federal, state, local, and international environmental, health and safety laws and regulations or associated permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminant is released into the environment. In addition, the modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact industries in which our customers operate, which in turn could have a negative impact on us.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products.

There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States (and other parts of the world) that are focused on restricting the emission of greenhouse gases. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from customers for whom we provide repair and maintenance services could affect demand for our products and services. Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers, which in turn could have a negative effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the six months ended June 30, 2017. At June 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated July 31, 2017, between Team, Inc. and Branch Banking and Trust Company, as trustee, relating to the Company’s 5.00% Convertible Senior Notes Due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2017).

10.1
Purchase Agreement, dated July 25, 2017, between Team, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto, relating to the Company’s 5.00% Convertible Senior Notes Due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2017).

10.2
Sixth Amendment to Credit Agreement, dated as of July 21, 2017 (but effective as of June 30, 2017), among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2017).

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

Note: Documents incorporated by reference are located under SEC file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 8, 2017	/S/ TED W. OWEN
Ted W. Owen President and Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)