Form 10-Q
period 2017-09-30
TEAM INC
filed 2017-11-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,914,046 shares of common stock, par value $0.30, outstanding as of November 1, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,681	$46,216
Receivables, net of allowance of $12,709 and $7,835	281,956	262,773
Inventory	51,726	49,571
Income tax receivable	1,016	512
Deferred income taxes	—	16,521
Prepaid expenses and other current assets	22,542	25,764
Total current assets	383,921	401,357
Property, plant and equipment, net	203,116	203,130
Intangible assets, net of accumulated amortization of $50,143 and $37,309	164,159	176,104
Goodwill	284,680	355,786
Other assets, net	4,899	4,826
Deferred income taxes	6,715	6,215
Total assets	$1,047,490	$1,147,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20,000
Accounts payable	44,072	47,817
Other accrued liabilities	99,216	79,904
Total current liabilities	143,288	147,721
Deferred income taxes	61,546	93,318
Long-term debt	366,026	346,911
Defined benefit pension liability	18,896	21,239
Other long-term liabilities	4,230	2,592
Total liabilities	593,986	611,781
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,841,993 and 29,784,734 shares issued	8,951	8,934
Additional paid-in capital	351,167	336,756
Retained earnings	115,820	218,947
Accumulated other comprehensive loss	(22,434)	(29,000)
Total equity	453,504	535,637
Total liabilities and equity	$1,047,490	$1,147,418
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$285,067	$289,577	$883,877	$876,871
Operating expenses	216,126	212,871	655,489	635,490
Gross margin	68,941	76,706	228,388	241,381
Selling, general and administrative expenses	85,179	80,749	265,557	236,612
Restructuring and other related charges, net	2,637	—	1,661	—
(Gain) loss on revaluation of contingent consideration	—	—	(1,174)	2,184
Goodwill impairment loss	75,241	—	75,241	—
Operating income (loss)	(94,116)	(4,043)	(112,897)	2,585
Interest expense, net	6,369	3,211	13,899	9,554
Write-off of deferred loan costs	1,244	—	1,244	—
Gain on convertible debt embedded derivative	(6,292)	—	(6,292)	—
Foreign currency (gain) loss and other	157	(61)	515	(199)
Loss from continuing operations before income taxes	(95,594)	(7,193)	(122,263)	(6,770)
Less: Income tax benefit	(12,066)	(2,656)	(18,141)	(2,643)
Loss from continuing operations	(83,528)	(4,537)	(104,122)	(4,127)
Income from discontinued operations, net of income tax	—	316	—	828
Net loss	$(83,528)	$(4,221)	$(104,122)	$(3,299)

Basic earnings (loss) per common share:
Continuing operations	$(2.80)	$(0.15)	$(3.49)	$(0.15)
Discontinued operations	—	0.01	—	0.03
Net loss	$(2.80)	$(0.14)	$(3.49)	$(0.12)
Diluted earnings (loss) per common share:
Continuing operations	$(2.80)	$(0.15)	$(3.49)	$(0.15)
Discontinued operations	—	0.01	—	0.03
Net loss	$(2.80)	$(0.14)	$(3.49)	$(0.12)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(83,528)	$(4,221)	$(104,122)	$(3,299)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,850	(1,178)	10,406	1,872
Foreign currency hedge	(483)	(104)	(1,598)	(347)
Amortization of net actuarial loss on defined benefit pension plans	19	—	53	—
Other comprehensive income (loss), before tax	3,386	(1,282)	8,861	1,525
Tax (provision) benefit attributable to other comprehensive income (loss)	(1,065)	287	(2,295)	(1,031)
Other comprehensive income (loss), net of tax	2,321	(995)	6,566	494
Total comprehensive loss	$(81,207)	$(5,216)	$(97,556)	$(2,805)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(104,122)	$(3,299)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,686	35,432
Write-off of deferred loan costs	1,244	—
Amortization of deferred loan costs and debt discount	1,434	381
Provision for doubtful accounts	6,157	3,242
Foreign currency loss (gain)	596	(197)
Deferred income taxes	(22,107)	(3,552)
(Gain) loss on revaluation of contingent consideration	(1,174)	2,184
(Gain) loss on asset disposal	(826)	10
Gain on convertible debt embedded derivative	(6,292)	—
Goodwill impairment loss	75,241	—
Non-cash compensation cost	5,846	6,672
Other, net	(3,052)	(862)
(Increase) decrease, net of the effect of acquisitions:
Receivables	(18,844)	16,537
Inventory	(1,459)	1,196
Prepaid expenses and other current assets	3,302	(6,264)
Increase (decrease), net of the effect of acquisitions:
Accounts payable	(5,636)	11,091
Other accrued liabilities	21,207	2,333
Income taxes	(366)	(4,259)
Net cash (used in) provided by operating activities	(10,165)	60,645
Cash flows used in investing activities:
Capital expenditures	(26,541)	(35,865)
Business acquisitions, net of cash acquired	—	(48,382)
Change in restricted cash	—	5,000
Proceeds from sale of assets	2,559	3,717
Other	(519)	666
Net cash used in investing activities	(24,501)	(74,864)
Cash flows from financing activities:
Net borrowings (payments) on Credit Facility	(37,386)	31,043
Payments under term loan	(170,000)	(15,000)
Issuance of convertible debt, net of issuance costs	222,311	—
Deferred consideration payments	—	(694)
Contingent consideration payments	(1,278)	(1,816)
Purchase of treasury stock	—	(7,593)
Debt issuance costs on Credit Facility	(1,038)	(759)
Corporate tax effect from share-based payment arrangements	—	108
Issuance of common stock from share-based payment arrangements	449	2,408
Payments related to withholding tax for share-based payment arrangements	(325)	(345)
Net cash provided by financing activities	12,733	7,352
Effect of exchange rate changes on cash	2,398	243
Net decrease in cash and cash equivalents	(19,535)	(6,624)
Cash and cash equivalents at beginning of period	46,216	44,825
Cash and cash equivalents at end of period	$26,681	$38,201
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
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at December 31, 2016 is derived from the December 31, 2016 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the U.S. (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) estimating the value associated with contingent consideration payment arrangements, (8) the valuation of the embedded derivative liability in our convertible debt and (9) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans. Our most significant accounting policies are described below.
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of September 30, 2017 is $220.3 million (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 10) measurement, determined based on the observed trading price of these instruments.
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less. Included in our cash and cash equivalents at September 30, 2017 and December 31, 2016 is $9.1 million and $14.0 million, respectively, of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Inventory. Except for certain inventories that are valued based on weighted-average cost, we use the first-in, first-out method to value our inventory. Inventory includes material, labor and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying cost is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
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

Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, as well as the use of “Level 3” measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
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

Prior to January 1, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, as discussed under “Newly Adopted Accounting Principles—ASU No. 2017-04” below, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Our goodwill annual test date is December 1. We performed our most recent annual impairment test as of December 1, 2016 and concluded that there was no impairment. The fair values of the reporting units at December 1, 2016 were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that used multiples, based on observable market data, of certain financial metrics of our reporting units to arrive at fair value. We applied equal weighting to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.
In the second quarter of 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the continued market softness, primarily in our TeamFurmanite segment, and the related impacts on our financial results and our stock price. The Company’s interim goodwill impairment test was prepared using a similar methodology as described above for its most recent annual impairment test with a test date of June 30, 2017. The June 30, 2017 interim goodwill impairment test indicated no impairment as the fair values of each reporting unit exceeded their carrying values. On June 30, 2017, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $175 million or 33%. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value. With respect to our TeamQualspec and TeamFurmanite reporting unit, the fair values exceeded carrying values by 65% and 46%, respectively.
In the third quarter of 2017, we determined that there were sufficient indicators to trigger an additional interim goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, coupled with the continuation of the other factors noted above. This interim goodwill impairment test was prepared as of July 31, 2017 using a similar methodology as used in the most recent interim and annual impairment tests as described above, except that additional weighting was given to the income approach. Additionally, for the two market approaches, we added a weighting of historical financial metrics in addition to projected financial metrics. Management believes these changes were appropriate given the significant decrease in share price since the last interim impairment test in order to reconcile its reporting unit fair values to the lower market capitalization. The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the TeamFurmanite and TeamQualspec reporting units exceeded their fair values. The carrying value of the TeamFurmanite reporting unit exceeded its fair value by $54.1 million and the carrying value of the TeamQualspec reporting unit exceeded its fair value by $21.1 million, resulting in a total impairment loss of $75.2 million. The fair values of the reporting units are “Level 3” measurements as defined in Note 10. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value. Management also performed a qualitative assessment of events occurring after July 31, 2017 and through September 30, 2017 and concluded there were no significant changes in facts or circumstances during this period that would impacted the assumptions used in its July 31, 2017 goodwill impairment test.

There was $284.7 million and $355.8 million of goodwill at September 30, 2017 and December 31, 2016, respectively. A rollforward of goodwill for the nine months ended September 30, 2017 is as follows (in thousands):

	Nine Months Ended September 30, 2017
	(unaudited)
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$213,475	$109,059	$33,252	$355,786
Foreign currency adjustments	1,890	1,476	769	4,135
Impairment loss	(21,140)	(54,101)	—	(75,241)
Balance at end of period	$194,225	$56,434	$34,021	$284,680
There was no accumulated impairment loss at December 31, 2016.
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
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At September 30, 2017 and December 31, 2016, the amount of earned but unbilled revenue included in accounts receivable was $99.9 million and $39.7 million, respectively.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) available to Team stockholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. The Company’s intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method.

Amounts used in basic and diluted earnings (loss) per share, for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,841	29,361	29,824	27,609
Stock options, stock units and performance awards	—	—	—	—
Convertible senior notes	—	—	—	—
Total shares and dilutive securities	29,841	29,361	29,824	27,609
For both the three and nine months ended September 30, 2017 and 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations in all periods. Also, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 11, respectively.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2017 or 2016 nor as of the balance sheet dates of September 30, 2017 and December 31, 2016.
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
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on the Company’s financial condition or results of operations as previously reported.

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
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of ASU 2015-17 on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our consolidated balance sheet at September 30, 2017, while our consolidated balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation and timing of recognition of excess tax benefits or deficiencies. Specifically, ASU 2016-09 requires excess tax benefits and deficiencies to be recognized in the statements of operations as part of the provision for income tax (benefit) whereas previous guidance generally resulted in such amounts being recognized in additional paid-in capital. ASU 2016-09 also clarifies the statement of cash flows presentation for certain items associated with share-based awards. We adopted ASU 2016-09 on January 1, 2017. With respect to the requirement to recognize excess tax benefits or deficiencies in the statements of operations, we began recognizing such amounts, on a prospective basis, effective January 1, 2017 as a component of our provision (benefit) for income taxes as a discrete item. For the three and nine months ended September 30, 2017, an immaterial amount of net excess tax benefits are included within the income tax benefit in the consolidated statement of operations. Also, beginning prospectively on January 1, 2017, excess tax benefits from share-based awards are classified as operating activities instead of financing activities in our consolidated statements of cash flows, as required by the ASU. Additionally, in connection with the adoption, we recorded a cumulative-effect adjustment of $1.0 million that increased the opening balance of retained earnings as of January 1, 2017, reflecting the recognition of certain excess tax benefits from share-based awards that did not yet qualify for recognition under previous guidance. The adoption of the other requirements in ASU 2016-09 had no impact on our results of operations, financial position or cash flows.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Prior to adoption of ASU 2017-04, if an impairment of goodwill is indicated, entities are required to then calculate the implied fair value of goodwill to determine the amount of impairment loss. This procedure, referred to as the second step of the goodwill impairment test, required the determination of the fair value of the assets and liabilities of a reporting unit as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date. ASU 2017-04 eliminated the second step and instead requires that the impairment loss be measured as the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We elected to early adopt ASU 2017-04 prospectively effective January 1, 2017. Upon adoption, ASU 2017-04 had no impact on our consolidated financial statements, but we have applied this new guidance to our 2017 interim goodwill impairment tests.
Accounting Principles Not Yet Adopted
ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. We did not elect to early adopt ASU 2014-09. Therefore, the new standard is effective for us on January 1, 2018. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. To adopt the new standard, we will apply the modified retrospective transition method, pursuant to which we will record an adjustment to the opening balance of retained earnings as of January 1, 2018 for the cumulative effect of applying ASU 2014-09 to all existing contracts that are not substantially complete as of the date of application. We are continuing our assessment of ASU 2014-09. At this time, our assessment is not yet complete and therefore we are unable to quantify the potential impacts of this update on our condensed consolidated financial statements. However, as most of our projects are short-term in nature and billed on a time and materials basis, we do not currently anticipate that the adoption of ASU 2014-09 will materially affect our results of operations, financial position or cash flows.
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
ASU No. 2017-12. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities (“ASU 2017-12”). This update makes certain targeted improvements to the accounting and presentation of certain hedging relationships. For net investment hedges, ASU 2017-12 requires that the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be recorded in the currency translation adjustment section of other comprehensive income (loss). ASU 2017-12 is required to be adopted for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
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
Our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 includes the activity of Furmanite beginning on the acquisition date of February 29, 2016. Subsequent to the acquisition date, we commenced integration activities relative to Furmanite. As a result, certain business operations have been consolidated and/or transferred from legacy Furmanite operations to legacy Team operations to facilitate the new operating structure. Revenues of $152.3 million and a net loss of $1.7 million are included in the nine months ended September 30, 2016 and only include operating results that are directly attributable to legacy Furmanite operations. These amounts do not reflect any attempt to adjust for the effects of integration activities, which are not practicable to determine.
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

Pro forma data
Nine Months Ended September 30,
2016
(unaudited)
Revenues	$920,641
Loss from continuing operations	$(841)
Loss per share from continuing operations:
Basic	$(0.03)
Diluted	$(0.03)
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
3. RECEIVABLES
A summary of accounts receivable as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Trade accounts receivable	$194,722	$230,889
Unbilled revenues	99,943	39,719
Allowance for doubtful accounts	(12,709)	(7,835)
Total	$281,956	$262,773
4. INVENTORY
A summary of inventory as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$9,706	$6,844
Work in progress	3,739	2,713
Finished goods	38,281	40,014
Total	$51,726	$49,571

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Land	$6,812	$7,429
Buildings and leasehold improvements	46,906	42,257
Machinery and equipment	246,868	233,063
Furniture and fixtures	9,410	8,431
Capitalized ERP system development costs	46,637	44,876
Computers and computer software	13,173	11,775
Automobiles	5,120	5,370
Construction in progress	17,136	12,997
Total	392,062	366,198
Accumulated depreciation and amortization	(188,946)	(163,068)
Property, plant, and equipment, net	$203,116	$203,130

At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through September 30, 2017, we have capitalized $46.6 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $1.9 million of amortization expense.
6. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,214	$(35,554)	$139,660	$174,742	$(25,508)	$149,234
Non-compete agreements	5,563	(4,388)	1,175	5,397	(3,896)	1,501
Trade names	24,807	(5,714)	19,093	24,624	(4,216)	20,408
Technology	7,861	(4,060)	3,801	7,812	(3,364)	4,448
Licenses	857	(427)	430	838	(325)	513
Total	$214,302	$(50,143)	$164,159	$213,413	$(37,309)	$176,104
Amortization expense for the three months ended September 30, 2017 and 2016 was $4.0 million and $3.8 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $12.4 million and $11.0 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Payroll and other compensation expenses	$52,841	$38,214
Insurance accruals	14,347	13,896
Property, sales and other non-income related taxes	5,638	5,599
Lease commitments	720	2,119
Deferred revenue	7,506	3,433
Accrued commission	1,691	1,355
Accrued interest	2,742	603
Volume discount	984	1,067
Contingent consideration	—	2,103
Professional fees	1,693	1,530
Other	11,054	9,985
Total	$99,216	$79,904

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of September 30, 2017 and December 31, 2016, our long-term debt is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Credit Facility	$163,042	$366,911
Convertible debt	202,984	—
Total long-term debt	366,026	366,911
Less: current portion of long-term debt	—	20,000
Total long-term debt, less current portion	$366,026	$346,911
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering and used the proceeds from the Offering (as defined below) to repay in full the outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility (the “Sixth Amendment”), effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at September 30, 2017) and has commitment fees on unused borrowing capacity (0.75% at September 30, 2017). The Credit Facility limits our ability to pay cash dividends.
The Credit Facility also contains financial covenants, which were amended in May 2017 and July 2017 pursuant to the fifth amendment and the Sixth Amendment, respectively, to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of March 31, 2018, of not more than 4.25 to 1.00 as of June 30, 2018 and not more than 4.00 to 1.00 as of September 30, 2018 and each quarter thereafter, (ii) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.75 to 1.00 as of September 30, 2017, 4.25 to 1.00 as of December 31, 2017, 3.75 to 1.00 as of March 31, 2018, 3.25 to 1.00 as of June 30, 2018 and 3.00 to 1.00 as of September 30, 2018 and each quarter thereafter and

(iii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). Under the Sixth Amendment, the Total Leverage Ratio covenant is eliminated until March 31, 2018, but the Senior Secured Leverage Ratio covenant is effective September 30, 2017. As of September 30, 2017, we are in compliance with the covenants in effect as of such date. The Total Leverage Ratio, the Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 8.34 to 1.00, 3.72 to 1.00 and 3.17 to 1.00, respectively, as of September 30, 2017. At September 30, 2017, we had $26.7 million of cash on hand and had approximately $51 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the three months ended September 30, 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of September 30, 2017, we had $2.4 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
Although the Total Leverage Ratio covenant does not resume until March 31, 2018, had such covenant been in effect as of September 30, 2017, we would not have been in compliance based on our current financial metrics and it is reasonably possible that we may not be able to be in compliance with this requirement when it becomes effective. Management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. If we were to anticipate not being able to maintain compliance, we expect that we would enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. However, there is no assurance that these actions will be effective in maintaining compliance with our Credit Facility covenants as of any future date.

In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.6 million at September 30, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Convertible Debt

Description of the Notes

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

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the New York Stock Exchange (“NYSE”) to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversion in cash or a combination of cash and shares of common stock.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.
We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses. We used $160.0 million of the net proceeds to repay all outstanding borrowings under the term-loan portion of our Credit Facility and $62.3 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.

Accounting Treatment of the Notes

As of September 30, 2017, the Notes were recorded in our condensed consolidated balance sheet as follows (in thousands):

September 30, 2017
(unaudited)
Liability component:
Principal	$230,000
Unamortized issuance costs	(7,101)
Unamortized discount	(35,035)
Net carrying amount of the liability component	187,864
Embedded derivative liability	15,120
Total[1]	$202,984

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,955
_________________
1    Included in the Long-term debt line of the condensed consolidated balance sheet.
2    Included in the Additional paid-in capital line of the condensed consolidated balance sheet.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. Unless an exception under ASC 815-15 applies, such accounting requires that an embedded feature that is not “clearly and closely related” to the host contract be accounted for separately as a derivative and marked to fair value in the statement of operations each period. The Company concluded that the conversion feature is not “clearly and closely related” to the debt host contract. However, ASC 815-15 provides an exception for embedded features that are considered both indexed to our common stock and classified in stockholders’ equity. Because the Notes permit the Company to settle the conversion feature in cash, stock or any combination thereof at its election, ordinarily the conversion feature would be considered both indexed to our common stock and classified in stockholders’ equity and therefore exempt from the requirements of ASC 815-15. However, because the Notes could be convertible into more than 19.99 percent of our outstanding common stock and shareholder approval in accordance with the NYSE rules (as described above) to issue more than 19.99 percent of our outstanding common stock has not yet been obtained, the Company could be required to settle the conversion feature for a portion of the Notes in cash instead of shares. Therefore, the conversion feature for a portion of the Notes cannot be classified in stockholders’ equity and therefore the exception under ASC 815-15 does not apply. As such, the Company concluded that for a portion of the Notes, it must recognize as an embedded derivative under ASC 815-15 while the remainder of the Notes are subject to ASC 470-20.
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As noted above, we must obtain stockholder approval to issue more than 5,964,858 shares of stock to settle the Notes upon conversion. Therefore, approximately 40% of the maximum number of shares is authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60% would be required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 is applicable to approximately 60% of the Notes, while the remaining 40% of the Notes are subject to ASC 470-20. The Company will reassess the classification of the Notes each reporting period considering changes in facts and circumstances, if any. Once (and if) we receive stockholder approval to issue more than 19.99 percent of our outstanding common stock upon conversion of the Notes, we will reclassify the embedded derivative, at its then-current fair value, to stockholders’ equity, and it will no longer be marked to fair value each period.
We estimated the fair value of similar notes without the conversion feature to be $194.2 million, with the resulting conversion feature having an estimated fair value of $35.8 million at the issuance date. For the portion of the Notes subject to ASC 815-15, we recorded an embedded derivative liability at fair value of $21.4 million and for the portion of the Notes subject to ASC 470-20, we recorded $14.4 million as additional paid-in capital in stockholders’ equity. The fair values recorded are “Level 2” measurements as defined in Note 10. The difference between the principal amount of the Notes and the amounts allocated to the embedded derivative liability and additional paid-in capital resulted in a debt discount of $35.8 million that is amortized as interest expense over 72 months (the six-year period from issuance to maturity of the Notes).
The Company incurred approximately $7.7 million in issuance costs associated with the Notes. Issuance costs of $7.2 million were allocated as a reduction of the carrying amount of the debt while the remaining $0.5 million were allocated as a reduction to additional paid-in capital in stockholders’ equity. The portion allocated to the debt component is being amortized over the life of the debt. As of September 30, 2017, the remaining amortization period is 70 months.
The following table sets forth interest expense information related to the Notes (in thousands, except percentage):

Three and Nine Months Ended September 30, 2017
(unaudited)
Coupon interest	$1,949
Amortization of debt discount and issuance costs	919
Total interest expense on convertible senior notes	$2,868

Effective interest rate	9.12%

Derivatives and Hedging

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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At September 30, 2017, the €12.3 million borrowing had a U.S. Dollar value of $14.5 million.
As discussed above, we have recorded an embedded derivative for a portion of the Notes. The embedded derivative represents conversion features to the purchasers of the Notes that provide an opportunity to profit if the value of the shares that may be attained from the conversion of the Notes is higher than the redemption amount of the Notes. In accordance with ASC 815-15, the embedded derivative instrument is recorded at fair value each period with changes in fair value reflected in our results of operations. No hedge accounting is applied.
The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2017	2016	2017	2016	2017	2016	2017	2016
Derivatives Classified as Hedging Instruments
Net investment hedge	$(483)	$(104)	$—	$—	$(1,598)	$(347)	$—	$—

					Gain (Loss) Recognized in Income (Loss)[1]
					Three Months Ended September 30,		Nine Months Ended September 30,
					(unaudited)		(unaudited)
					2017	2016	2017	2016
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt					$6,292	$—	$6,292	$—

_________________
1    Reflected as “Gain on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	September 30, 2017			December 31, 2016
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,450)	Liability	Long-term debt	$(5,048)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$15,120

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
Net periodic pension cost (credit) for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$4	$21	$12	$50
Interest cost	610	742	1,786	1,810
Expected return on plan assets	(780)	(759)	(2,279)	(1,852)
Amortization of net actuarial loss	19	—	53	—
Net periodic pension cost (credit)	$(147)	$4	$(428)	$8
For the nine months ended September 30, 2016, the net periodic pension cost presented in the table above is from the date of the Furmanite acquisition.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.5% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $4.1 million to the pension plan for 2017, of which $3.4 million has been contributed through September 30, 2017.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2017
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,648	$1,648
Net investment hedge	$—	$(3,450)	$—	$(3,450)
Embedded derivative in convertible debt	$—	$15,120	$—	$15,120

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,739	$3,739
Net investment hedge	$—	$(5,048)	$—	$(5,048)
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017 and 2016.
The fair value of the convertible debt embedded derivative liability is estimated using a lattice model with inputs including our stock price, our stock price volatility and interest rates. As the assumptions used in the valuation are primarily derived from observable market data, the fair value measurement is classified as Level 2 in the fair value hierarchy.
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
The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Nine Months Ended September 30, 2017
(unaudited)
Balance, beginning of period	$3,739
Accretion of liability	181
Foreign currency effects	180
Payment	(1,278)
Revaluation	(1,174)
Balance, end of period	$1,648

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2017, there were approximately 1.0 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $5.8 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2017, $13.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.3 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the nine months ended September 30, 2017 and 2016.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $5.3 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively. Transactions involving our stock units and director stock grants during the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of period	535	$35.11	371	$36.26
Changes during the period:
Granted	109	$15.99	86	$26.19
Assumed - Furmanite acquisition	—	$—	40	$25.63
Vested and settled	(52)	$25.28	(38)	$27.61
Cancelled	(21)	$33.10	(13)	$30.92
Stock and stock units, end of period	571	$32.41	446	$34.27
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
We determine the fair value of each LTPSU award based on the market price on the date of grant. However, for the portion of the LTPSU awards that are subject to the RTSR performance factors, we determine the fair value of that portion of the award based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense is recognized on a straight-line basis over the vesting term. For LTPSU awards (or portions thereof) subject to a results of operations performance goal, compensation expense is recognized based upon the performance target that is probable of being met. For the portion of LTPSU awards subject to the RTSR performance factors, because the expected outcome is incorporated into the grant date fair value, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Transactions involving our performance awards during the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	(unaudited)		(unaudited)
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of period	59	$37.16	59	$37.16
Changes during the period:
Granted	181	$19.68	—	$—
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of period	240	$23.95	59	$37.16

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the nine months ended September 30, 2017 and 2016 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	(unaudited)		(unaudited)
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of period	203	$30.63	376	$25.71
Changes during the period:
Granted	—	$—	—	$—
Assumed - Furmanite acquisition	—	$—	132	$33.20
Exercised	(16)	$27.91	(136)	$17.71
Cancelled	—	$—	(4)	$44.62
Expired	(20)	$28.66	(45)	$35.51
Shares under option, end of period	167	$31.12	323	$30.52
Exercisable at end of period	167	$31.12	319	$30.40
Options exercisable at September 30, 2017 had a weighted-average remaining contractual life of 2.2 years. For total options outstanding at September 30, 2017, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.18 to $30.28	14	$21.68	3.5
$30.29 to $40.38	146	$31.06	1.8
$40.39 to $50.47	7	$50.47	6.6
Total	167	$31.12	2.2

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Tax Provision	Total
Balance, beginning of period	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)	$(28,124)	$4,567	$5,183	$(18,374)
Other comprehensive income (loss)	10,406	(1,598)	53	(2,295)	6,566	1,872	(347)	(1,031)	494
Balance, end of period	$(21,567)	$3,450	$(10,465)	$6,148	$(22,434)	$(26,252)	$4,220	$4,152	$(17,880)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$10,406	$(2,894)	$7,512	$1,872	$(1,147)	$725
Foreign currency hedge	(1,598)	610	(988)	(347)	116	(231)
Defined benefit pension plans	53	(11)	42	—	—	—
Total	$8,861	$(2,295)	$6,566	$1,525	$(1,031)	$494
13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of September 30, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
TeamQualspec	$138,383	$142,529	$439,751	$436,029
TeamFurmanite	130,768	131,787	385,154	392,062
Quest Integrity	15,916	15,261	58,972	48,780
Total	$285,067	$289,577	$883,877	$876,871

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
TeamQualspec[1]	$(17,515)	$8,423	$1,139	$33,044
TeamFurmanite[1]	(51,154)	5,983	(45,318)	25,004
Quest Integrity	(828)	399	7,252	2,863
Corporate and shared support services	(24,619)	(18,848)	(75,970)	(58,326)
Total	$(94,116)	$(4,043)	$(112,897)	$2,585
______________

1	Includes goodwill impairment loss of $21.1 million and $54.1 million for TeamQualspec and TeamFurmanite, respectively, for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
TeamQualspec	$2,060	$1,932	$7,424	$7,143
TeamFurmanite	3,542	6,308	11,442	12,439
Quest Integrity	1,197	211	2,470	1,105
Corporate and shared support services	1,080	5,475	5,205	15,207
Total	$7,879	$13,926	$26,541	$35,894

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
TeamQualspec	$4,806	$4,930	$14,522	$15,035
TeamFurmanite	5,381	5,705	17,041	15,049
Quest Integrity	1,065	1,374	3,430	3,940
Corporate and shared support services	1,419	530	3,693	1,408
Total	$12,671	$12,539	$38,686	$35,432
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and nine months ended September 30, 2017 and 2016 and total assets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$204,224	$208,009	$645,471	$651,126
Canada	32,939	33,747	97,631	97,568
Europe	30,515	27,930	86,743	77,971
Other foreign countries	17,389	19,891	54,032	50,206
Total	$285,067	$289,577	$883,877	$876,871

	September 30, 2017	December 31, 2016
	(unaudited)
Total assets:
United States	$688,287	$788,780
Canada	62,664	66,056
Europe	240,646	234,847
Other foreign countries	55,893	57,735
Total	$1,047,490	$1,147,418
______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business from Furmanite that primarily performed process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the United States. We previously concluded that this business was not a strategic fit for Team and we completed the sale of the business in December 2016.
We concluded that this business qualified as a discontinued operation upon its acquisition under GAAP. Therefore, we classified the operating results as discontinued operations in our condensed consolidated statements of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. Income from discontinued operations, net of income tax, consists of the following (in thousands):

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

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the three and nine months ended September 30, 2017 are summarized by segment as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
TeamFurmanite	$5	$(152)
Disposal gain
TeamFurmanite	—	(1,056)
Subtotal	5	(1,208)

2017 Cost Savings Initiative
Severance and related costs
TeamQualspec	862	862
TeamFurmanite	1,219	1,219
Quest Integrity	424	424
Corporate and shared support services	127	364
Subtotal	2,632	2,869
Grand total	$2,637	$1,661

Furmanite Belgium and Netherlands Exit

Due to continued economic softness and unfavorable costs structures, we committed to a plan to exit the acquired Furmanite operations in Belgium and the Netherlands in the fourth quarter of 2016 and communicated the plan to the affected employees. The closures are now substantially complete. During the nine months ended September 30, 2017, we recorded a reduction to severance costs of $0.2 million and a disposal gain of $1.1 million. The disposal gain resulted from an asset sale of the Furmanite operations in Belgium, which was completed during the first quarter of 2017, whereby we conveyed the business operations, $0.3 million of cash and approximately $0.2 million of other assets to the purchaser in exchange for the assumption by the purchaser of certain liabilities, primarily severance-related liabilities of $1.6 million associated with the employees who transferred to the purchaser in connection with the transaction.

A rollforward of our accrued severance liability associated with the Belgium and Netherlands exit is presented below (in thousands):

Nine Months Ended September 30, 2017
(unaudited)
Balance, beginning of period	$4,846
Charges (credits), net	(152)
Payments	(3,024)
Disposal	(1,601)
Foreign currency adjustments	70
Balance, end of period	$139

With respect to these exit activities, to date we have incurred cumulatively $4.7 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million. We estimate that we will incur additional costs associated with this restructuring/closure, primarily related to certain lease terminations, of less than $1 million.
2017 Cost Savings Initiative
On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the ongoing weak and uncertain macro environment in the industries in which we operate. The cost savings initiative includes the elimination of certain employee positions and reductions to discretionary spending and is expected to reduce our annual operating expenses by approximately $30 million. The resulting severance and related charges of this initiative amounted to $2.9 million during the nine months ended September 30, 2017.

A rollforward of our accrued severance liability associated with this initiative is presented below (in thousands):

Nine Months Ended September 30, 2017
(unaudited)
Balance, beginning of period	$—
Charges	2,869
Payments	(2,527)
Balance, end of period	$342

With respect to this initiative, to date we have incurred cumulatively $2.9 million in severance and related expenses. Although the initial phase of our cost savings initiative is largely complete, the Company is continuing a comprehensive assessment of its operating plan, which could result in additional initiatives.

17. REPURCHASE AND ISSUANCE OF COMMON STOCK
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the nine months ended September 30, 2017. At September 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.
Cancellation of At-the-Market Equity Issuance Program. On July 31, 2017, we delivered written notice to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (collectively, the “Agents”) of our termination of the ATM Equity OfferingSM Sales Agreement, dated November 28, 2016 (the “Sales Agreement”), pursuant to Section 9(a) thereof. The Sales Agreement is terminable by us or the Agents for any reason at any time without penalty upon three days’ written notice to the other party. Under the Sales Agreement, we were entitled to issue and sell, from time to time, through or to the Agents, shares of our common stock, having an aggregate offering price of up to $150 million in an “at-the-market” offering program (the “ATM Program”). From November 28, 2016, when the ATM Program was announced, until December 2016, approximately 168,000 shares of common stock were sold under the ATM Program, generating approximately $6 million in proceeds. No shares of common stock were sold under the ATM Program during 2017.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
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
As previously announced, in September 2017, Ted W. Owen stepped down as Chief Executive Officer (“CEO”) and Gary G. Yesavage, a member of the Team Board of Directors, was appointed as Team’s Interim CEO to serve until a permanent CEO is hired. The Company has engaged a leading executive search firm to assist with identifying qualified external candidates.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$138,383	$142,529	$(4,146)	(2.9)%
TeamFurmanite	130,768	131,787	(1,019)	(0.8)%
Quest Integrity	15,916	15,261	655	4.3%
Total	$285,067	$289,577	$(4,510)	(1.6)%
Operating income (loss):
TeamQualspec[2]	$(17,515)	$8,423	$(25,938)	NM1
TeamFurmanite[2]	(51,154)	5,983	(57,137)	NM1
Quest Integrity	(828)	399	(1,227)	NM1
Corporate and shared support services	(24,619)	(18,848)	(5,771)	30.6%
Total	$(94,116)	$(4,043)	$(90,073)	NM1
______________
1    NM - Not meaningful
2    Includes goodwill impairment loss of $21.1 million and $54.1 million for TeamQualspec and TeamFurmanite, respectively
Revenues. Total revenues declined $4.5 million or 1.6% from the prior year quarter. The overall decline is attributable to the TeamQualspec and TeamFurmanite segments, with lower revenues of $4.1 million and $1.0 million respectively, partially offset by a revenue increase of $0.7 million in the Quest Integrity segment. Excluding the favorable impact of $2.8 million due to foreign currency exchange rate changes, total revenues decreased by $7.3 million, TeamQualspec revenues decreased by $5.4 million, TeamFurmanite revenues decreased by $2.4 million and Quest Integrity revenues increased by $0.5 million. Our TeamQualspec and TeamFurmanite segments were adversely affected by the hurricane-related impacts in the U.S. Gulf Coast region during the current year quarter, which resulted in customer project deferrals and lost billable hours that we estimate reduced revenues by approximately $7 million and $6 million in TeamQualspec and TeamFurmanite, respectively. The 4.3% increase in Quest Integrity revenues was primarily associated with overall higher volumes across inspection services, partially offset by hurricane-related project deferrals estimated at approximately $1 million. We are currently experiencing a continuation of the weak and uncertain macro environment in the industries in which we operate, with activity levels remaining below historical levels.
Operating loss. Overall operating loss was $94.1 million in the current year quarter compared to $4.0 million in the prior year quarter. The higher operating loss is primarily attributable to the TeamFurmanite and TeamQualspec segments, which experienced lower operating income of $57.1 million and $25.9 million, respectively. The Quest Integrity segment and corporate and shared support services increased our operating loss by $1.2 million and $5.8 million, respectively. The sharp increase in operating loss for the TeamFurmanite and TeamQualspec segments is primarily attributable to goodwill impairment losses in the current year quarter of $54.1 million and $21.1 million, respectively, in these segments. These impairment losses were a result of our interim goodwill impairment test completed in the third quarter of 2017, which was triggered by the existence of impairment indicators, including the continued market softness and the related impacts on our financial results and our stock price. The results of the impairment test indicated that the carrying values of our TeamFurmanite and TeamQualspec operating segments exceeded their estimated fair values. The estimated fair values of these segments have been adversely impacted by the declines in operating results and the related significant decrease in our share price experienced during the year, particularly the decrease experienced during the third quarter. It is possible that we could experience additional goodwill impairment losses in future periods.

In addition to the $75.2 million in goodwill impairment losses, the current year quarter includes net expenses totaling $11.8 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $6.0 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	TeamQualspec	TeamFurmanite	Quest Integrity	Corporate and shared support services	Total
Three Months Ended September 30, 2017
Implementation of the new ERP system	$—	$—	$—	$3,909	$3,909
Restructuring and other related charges	862	1,224	424	127	2,637
Executive severance/transition cost¹	—	—	—	1,027	1,027
Natural disaster costs²	1,305	850	—	68	2,223
Goodwill impairment loss	21,140	54,101	—	—	75,241
Legal, professional fees and other³	—	—	—	1,945	1,945
Total	$23,307	$56,175	$424	$7,076	$86,982
Three Months Ended September 30, 2016
Implementation of the new ERP system	$—	$—	$—	$2,268	$2,268
Acquisition costs[4]	61	257	—	(83)	235
Natural disaster costs²	162	156	—	—	318
Legal, professional fees and other³	—	209	593	2,390	3,192
Total	$223	$622	$593	$4,575	$6,013
_________________

1	Associated with the executive leadership change discussed above

2	Primarily incremental costs incurred associated with hurricane-related impacts in 2017 and severe flooding in Louisiana in 2016

3
Consists primarily of professional fees for acquired business integration, intellectual property legal defense costs associated with Quest Integrity and non-cash compensation cost associated with acceleration of vesting of awards

4	Primarily associated with the acquisition of Furmanite in 2016
Excluding the impact of these identified items in both periods, operating income (loss) changed unfavorably by $9.1 million, consisting of decreased operating income in TeamQualspec, TeamFurmanite, Quest Integrity, and corporate and shared support services of $2.8 million, $1.6 million, $1.4 million, and $3.3 million, respectively. The overall decline in operating income was partially offset by the initial benefits realized from our company-wide cost savings initiative, which commenced in July 2017. Within our TeamQualspec segment, the reduced operating income this year is primarily attributable to the hurricane-related impacts described above and unfavorable changes in mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs. Within TeamFurmanite, the lower operating income is primarily attributable to the hurricane-related impacts. The Quest Integrity segment experienced lower operating income due to higher labor costs in the current year quarter as well as the hurricane-related impacts. The higher expenses in corporate and shared support services reflect depreciation and amortization expense of our new ERP system that was placed into service in the first quarter of 2017 as well as the related operating costs.
Interest expense. Interest expense increased from $3.2 million in the prior-year quarter to $6.4 million in the current year quarter. The increase is primarily due to higher interest rates on our Credit Facility (as defined below) borrowings compared to the prior year quarter, as well as the effect of using the proceeds from our $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) offering to repay a portion of the Credit Facility borrowings. The convertible senior notes bear a higher effective interest rate than our Credit Facility borrowings and therefore also contributed to the increase in interest expense. The effect of the higher interest rates was partially offset by the effect of lower average outstanding borrowings in the current year quarter compared to the prior year quarter.

Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the three months ended September 30, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.

Gain on convertible debt embedded derivative. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we recognize an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. The Company recorded a gain on this embedded derivative of $6.3 million for the three months ended September 30, 2017, primarily a result of the decrease in the Company’s stock price from the issuance date of the Notes.

Foreign currency (gain) loss and other. Non-operating results include $0.2 million in foreign currency transaction losses in the current year quarter compared to $0.1 million in gains in the prior year quarter. Foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso, and Singapore Dollar.

Taxes. The benefit for income tax was $12.1 million on the pre-tax loss from continuing operations of $95.6 million in the current year quarter compared to a benefit of $2.7 million on the pre-tax loss from continuing operations of $7.2 million in the prior year quarter. The effective tax rate was 12.7% for the three months ended September 30, 2017, compared to the effective tax rate of 36.9% for the three months ended September 30, 2016. The decrease in the effective tax rate was primarily due to the non-deductible portion of the goodwill impairment loss.

Discontinued operations.  Income from discontinued operations, net of income tax, was $0.3 million for the three months ended September 30, 2016 and relates to the operating results of an acquired Furmanite business that was sold in December 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth the components of revenue and operating income (loss) from our operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
TeamQualspec	$439,751	$436,029	$3,722	0.9%
TeamFurmanite	385,154	392,062	(6,908)	(1.8)%
Quest Integrity	58,972	48,780	10,192	20.9%
Total	$883,877	$876,871	$7,006	0.8%
Operating income (loss):
TeamQualspec[2]	$1,139	$33,044	$(31,905)	(96.6)%
TeamFurmanite[2]	(45,318)	25,004	(70,322)	NM1
Quest Integrity	7,252	2,863	4,389	153.3%
Corporate and shared support services	(75,970)	(58,326)	(17,644)	30.3%
Total	$(112,897)	$2,585	$(115,482)	NM1
______________
1    NM - Not meaningful
2    Includes goodwill impairment loss of $21.1 million and $54.1 million for TeamQualspec and TeamFurmanite, respectively

Revenues. Total revenues increased $7.0 million or 0.8% from the same period in the prior year. Excluding the unfavorable impact of $0.7 million due to foreign currency exchange rate changes, total revenues increased by $7.7 million, TeamQualspec revenues increased by $2.6 million, TeamFurmanite revenues decreased by $4.7 million and Quest Integrity revenues increased by $9.8 million. The increase in Quest Integrity and TeamQualspec revenues reflects overall higher volumes across inspection and assessment services. Further, approximately $1.7 million and $3.1 million of the revenue increases in Quest Integrity and TeamQualspec, respectively, were attributable to acquisitions completed in the prior year. The increases in TeamQualspec and Quest Integrity revenues were partially offset by hurricane-related impacts, including customer project deferrals and lost billable hours that we estimate reduced revenues by approximately $7 million and $1 million, respectively, for these segments. The revenue decline in the TeamFurmanite segment is partially attributable to hurricane-related impacts, which we estimate at $6 million, as well as the effects of ongoing market softness, largely offset by increases associated with the acquisition of Furmanite in 2016.

On a pro forma basis, assuming Furmanite had been acquired prior to January 1, 2016, TeamFurmanite revenues declined by $50.7 million or 11.6%. We are currently experiencing a continuation of the weak and uncertain macro environment in the industries in which we operate, with activity levels remaining below historical levels.
Operating income (loss). Overall operating loss was $112.9 million in the current year compared to operating income of $2.6 million in the same period in the prior year. The decline is primarily attributable to the TeamFurmanite and TeamQualspec segments, which experienced decreased operating income of $70.3 million and $31.9 million, respectively, as well as an increase in corporate and shared support services expenses of $17.6 million compared to the prior year. Partially offsetting these impacts, the Quest Integrity segment experienced higher operating income of $4.4 million. The sharp decline in operating income for the TeamFurmanite and TeamQualspec segments is attributable to goodwill impairment losses in the current year of $54.1 million and $21.1 million, respectively, in these segments, as discussed above. It is possible that we could experience additional goodwill impairment losses in future periods.
In addition to the $75.2 million in goodwill impairment losses, the current year includes net expenses totaling $22.3 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $21.7 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	TeamQualspec	TeamFurmanite	Quest Integrity	Corporate and shared support services	Total
Nine Months Ended September 30, 2017
Implementation of the new ERP system	$—	$—	$—	$11,849	$11,849
Restructuring and other related charges	862	11	424	364	1,661
Executive severance/transition cost¹	—	—	—	1,027	1,027
Natural disaster costs²	1,305	850	—	68	2,223
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Legal, professional fees and other³	—	163	—	6,547	6,710
Total	$22,133	$55,125	$424	$19,855	$97,537
Nine Months Ended September 30, 2016
Implementation of the new ERP system	$—	$—	$—	$4,808	$4,808
Acquisition costs[4]	307	257	114	6,736	7,414
Natural disaster costs²	162	229	—	—	391
Revaluation of contingent consideration	—	2,184	—	—	2,184
Legal, professional fees and other³	—	209	1,302	5,425	6,936
Total	$469	$2,879	$1,416	$16,969	$21,733
_________________

1	Associated with the executive leadership change discussed above

2	Primarily incremental costs incurred associated with hurricane-related impacts in 2017 and severe flooding in Louisiana in 2016

3
Consists primarily of professional fees for acquired business integration, intellectual property legal defense costs associated with Quest Integrity and non-cash compensation cost associated with acceleration of vesting of awards

4	Primarily associated with the acquisition of Furmanite in 2016

Excluding the impact of these identified items in both periods, operating income (loss) changed unfavorably by $39.7 million, consisting of decreased operating income in TeamFurmanite and TeamQualspec of $18.1 million and $10.2 million, respectively, as well as an increase in corporate and shared support services expenses of $14.8 million, partially offset by increased operating income in the Quest Integrity segment of $3.4 million. The overall decline in operating income was partially offset by the initial benefits realized from our company-wide cost savings initiative, which commenced in July 2017. Within TeamFurmanite, the lower operating income is primarily attributable to the effects of market softness and the hurricane-related impacts described above. Although TeamQualspec revenues were higher than the prior year, the reduced operating income this year is primarily attributable to unfavorable changes in the mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs and the effect of the hurricane-related impacts. The higher expenses in corporate and shared support services reflect the commencement of depreciation and amortization expense on our new ERP system that was placed into service in the first quarter of 2017 as well as related operating costs, higher rent expense and the absorption of certain of Furmanite’s corporate costs. The higher operating income in the Quest Integrity segment is primarily attributable to higher volumes across inspection and assessment services, reflecting some improvements in market conditions.

Interest expense. Interest expense increased from $9.6 million in the prior year to $13.9 million in the current year. The increase is primarily due to higher interest rates on our Credit Facility borrowings compared to the same period in the prior year, as well as the effect of using the proceeds from the Notes offering to repay a portion of the Credit Facility borrowings. The Notes bear a higher effective interest rate than our Credit Facility borrowings and therefore contributed to the increase in interest expense. The effect of the higher interest rates was partially offset by lower average borrowings outstanding in the current year compared to the same period in the prior year.

Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the nine months ended September 30, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.

Gain on convertible debt embedded derivative. As discussed above, we recognize an embedded derivative liability for the conversion feature for a portion of the Notes. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. The Company recorded a gain on this embedded derivative of $6.3 million for the nine months ended September 30, 2017. This gain is primarily a result of the decrease in the Company’s stock price from the issuance date of the Notes.

Foreign currency (gain) loss and other. Non-operating results include $0.6 million in foreign currency transaction losses in the current year compared to $0.2 million in foreign currency transaction gains in the prior year. Foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar.

Taxes. The benefit for income tax was $18.1 million on the pre-tax loss from continuing operations of $122.3 million in the current year compared to a benefit for income tax of $2.6 million on the pre-tax loss from continuing operations of $6.8 million in the prior year. The effective tax rate was 14.8% for the nine months ended September 30, 2017, compared to the effective tax rate of 39.0% for the nine months ended September 30, 2016. The decrease in the effective tax rate was primarily due to the effect of the non-deductible portion of the goodwill impairment loss.

Discontinued operations. Income from discontinued operations, net of income tax, was $0.8 million for the nine months ended September 30, 2016 and relates to the operating results of an acquired Furmanite business that was sold in December 2016.

Liquidity and Capital Resources
Financing for our operations consists primarily of vendor financing and leasing arrangements, our Credit Facility (defined below) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. We are currently experiencing a continuation of the weak and uncertain macro environment in the industries in which we operate, with activity levels remaining below historical levels. If these conditions were to persist, our operating cash flows could be adversely impacted. If management were to determine that existing liquidity sources were no longer sufficient for our capital requirements, we would explore additional external financing sources. However, there can be no assurance that such sources would be available on terms acceptable to us.

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings, we entered into the sixth amendment to the Credit Facility (the “Sixth Amendment”), effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at September 30, 2017) and has commitment fees on unused borrowing capacity (0.75% at September 30, 2017). The Credit Facility limits our ability to pay cash dividends.
The Credit Facility also contains financial covenants, which were amended in May 2017 and July 2017 pursuant to the fifth amendment and the Sixth Amendment, respectively, to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total

Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of March 31, 2018, of not more than 4.25 to 1.00 as of June 30, 2018 and not more than 4.00 to 1.00 as of September 30, 2018 and each quarter thereafter, (ii) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.75 to 1.00 as of September 30, 2017, 4.25 to 1.00 as of December 31, 2017, 3.75 to 1.00 as of March 31, 2018, 3.25 to 1.00 as of June 30, 2018 and 3.00 to 1.00 as of September 30, 2018 and each quarter thereafter and (iii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). Under the Sixth Amendment, the Total Leverage Ratio covenant is eliminated until March 31, 2018, but the Senior Secured Leverage Ratio covenant is effective September 30, 2017. As of September 30, 2017, we are in compliance with the covenants in effect as of such date. The Total Leverage Ratio, the Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 8.34 to 1.00, 3.72 to 1.00 and 3.17 to 1.00, respectively, as of September 30, 2017. At September 30, 2017, we had $26.7 million of cash on hand and had approximately $51 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the three months ended September 30, 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of September 30, 2017, we had $2.4 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
Although the Total Leverage Ratio covenant does not resume until March 31, 2018, had such covenant been in effect as of September 30, 2017, we would not have been in compliance based on our current financial metrics and it is reasonably possible that we may not be able to be in compliance with this requirement when it becomes effective. Management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. If we were to anticipate not being able to maintain compliance, we expect that we would enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. However, there is no assurance that these actions will be effective in maintaining compliance with our Credit Facility covenants as of any future date.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.6 million at September 30, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Issuance of Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act (the “Offering”). The Notes are senior unsecured obligations of the Company. The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the New York Stock Exchange on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses. We used $160.0 million of the net proceeds to repay all outstanding borrowings under the term-loan portion of our Credit Facility and $62.3 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.
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
Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the ongoing weak and uncertain macro environment in the industries in which we operate. The cost savings initiative includes reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we expect that such actions will ultimately reduce our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies beginning in the third quarter of 2017. The resulting severance and related charges, which were recorded in the third quarter of 2017, were approximately $2.6 million, most of which was paid in cash during the quarter. Although this cost savings initiative is largely complete, the Company has engaged an external consultant to assist management with analyzing the Company’s operating and corporate cost structure. We are in the early stages of this project and formal plans have not yet been developed. The Company expects any cost reduction initiatives from this second phase to be in addition to the previously announced program to reduce the annual operating expense run rate by approximately $30 million. Although management expects that cost savings will result from these actions, there can be no assurance that such results will be achieved.

ERP System. At the end of 2013, we initiated the design and implementation of a new ERP system, which is expected to be substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through September 30, 2017, we have capitalized $46.6 million associated with the project that includes $1.6 million of capitalized interest and we have recognized $1.9 million of amortization expense.

Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the nine months ended September 30, 2017. At September 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the Total Leverage Ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio is less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

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

Restrictions on cash. Included in our cash and cash equivalents at September 30, 2017 is $9.1 million of cash in certain foreign subsidiaries (located primarily in Europe and Asia) where earnings are considered by the Company to be permanently reinvested. In the event that some or all of this cash were to be repatriated, we would be required to accrue and pay additional taxes. While not legally restricted from repatriating this cash, we consider all undistributed earnings of these foreign subsidiaries to be indefinitely reinvested and access to cash to be limited.
Cash flows attributable to our operating activities. For the nine months ended September 30, 2017, net cash used in operating activities was $10.2 million. Negative operating cash flow was primarily attributable to the net loss of $104.1 million, deferred income tax benefits of $22.1 million and a non-cash gain on our convertible debt embedded derivative of $6.3 million, partially offset by the non-cash goodwill impairment loss of $75.2 million, depreciation and amortization of $38.7 million and non-cash compensation costs of $5.8 million.
For the nine months ended September 30, 2016, net cash provided by operating activities was $60.6 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $35.4 million, a decrease in working capital of $20.6 million and non-cash compensation costs of $6.7 million partially offset by the net loss of $3.3 million.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2017, net cash used in investing activities was $24.5 million, consisting primarily of $26.5 million for capital expenditures. Capital expenditures included $1.7 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the nine months ended September 30, 2016, net cash used in investing activities was $74.9 million, consisting primarily of $48.4 million for business acquisitions (net of cash acquired) and $35.9 million of capital expenditures. Capital expenditures included $14.7 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2017, net cash provided by financing activities was $12.7 million consisting primarily of $222.3 million of proceeds from the issuance of our convertible senior notes, largely offset by $170.0 million in payments on our term loan and $37.4 million of net debt repayments under the revolving portion of our Credit Facility.
For the nine months ended September 30, 2016, net cash provided by financing activities was $7.4 million consisting primarily of $31.0 million of net borrowings under the revolving portion of our Credit Facility, principally to fund the cash portion of the Furmanite acquisition, partially offset by $15.0 million payments on our term loan and $7.6 million in cash related to the purchase of stock pursuant to our stock repurchase plan.
Effect of exchange rate changes on cash. For the nine months ended September 30, 2017 and 2016, the effect of exchange rate changes on cash was a positive impact of $2.4 million and $0.2 million, respectively. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, Canadian Dollar, Euro and British Pound. The impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, Australian Dollar, and the Euro, offset by unfavorable fluctuations in the British Pound.

Contractual Obligations
The information below supplements and revises the information on our contractual obligations set forth on page 31 of our 2016 Form 10-K and should be considered together with the contractual obligations disclosed in the 2016 Form 10-K.

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes bear interest at rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. Assuming the Notes remain outstanding through the maturity date, as of September 30, 2017, interest payment obligations associated with the Notes are $11.5 million per year from 2018 through 2023 for a total of $69.0 million over the remaining contractual term. With regard to our Credit Facility, the outstanding principal balance as of September 30, 2017 was $163.0 million, which is due at maturity in July 2020. We cannot predict with any certainty the amount of interest due to the expected variability of interest rates and principal amounts outstanding. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of September 30, 2017, the estimated interest payments on our Credit Facility would be approximately $2 million for the remainder of 2017, approximately $8 million for each of 2018 and 2019 and approximately $4 million for 2020 for a total of approximately $23 million over the remaining contractual period.
With regard to our defined benefit pension plan covering certain United Kingdom employees, we have recently agreed to certain contribution funding increases. Expected contributions to the pension plan are estimated to be approximately $2.4 million annually through 2032, for a total funding commitment of approximately $37 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses (gains) for the nine months ended September 30, 2017 and 2016 were $0.6 million and $(0.2) million, respectively. The foreign currency transaction gains and losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the British Pound and Canadian Dollar.
In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2017 and September 30, 2016.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $10.4 million for the nine months ended September 30, 2017.
Based on the nine months ended September 30, 2017, foreign currency-based revenues and operating income of approximately $238.4 million and $8.2 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $23.8 million and $0.8 million, respectively.
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
On July 31, 2017, we issued $230.0 million of aggregate principal amount of 5.00% Convertible Senior Notes due 2023. The Notes are initially convertible into 10,599,067 shares of our common stock. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we have recorded an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. As such, movement in our stock price could materially and adversely affect our financial results, including our net income (loss) as well as increase the volatility of our financial results from period to period. The Company recorded a gain on this embedded derivative of $6.3 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017. This gain is primarily a result of the decrease in the Company’s stock price from the issuance date of the Notes. As of September 30, 2017, the fair value of the embedded derivative reflected in our condensed consolidated balance sheet was $15.1 million.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of September 30, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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

The risk factors below supplement and revise the other risk factors described in Part I, Item 1A of our 2016 Form 10-K. These risk factors should be considered together with the other risk factors described in the 2016 Form 10-K. Capitalized terms not otherwise defined in this Item 1A have the meanings ascribed to them in the 2016 Form 10-K.

We are subject to risks associated with indebtedness under our banking credit facility, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates.
Our banking credit facility contains financial covenants, which were amended in May 2017 and July 2017 pursuant to the fifth amendment and the Sixth Amendment, respectively, to the Credit Facility. The covenants, as amended, require the Company to maintain as of the end of each fiscal quarter (i) a maximum ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.50 to 1.00 as of March 31, 2018, of not more than 4.25 to 1.00 as of June 30, 2018 and not more than 4.00 to 1.00 as of September 30, 2018 and each quarter thereafter, (ii) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.75 to 1.00 as of September 30, 2017, 4.25 to 1.00 as of December 31, 2017, 3.75 to 1.00 as of March 31, 2018, 3.25 to 1.00 as of June 30, 2018 and 3.00 to 1.00 as of September 30, 2018 and each quarter thereafter and (iii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). Under the Sixth Amendment, the Total Leverage Ratio covenant is eliminated until March 31, 2018 and the Senior Secured Leverage Ratio covenant is effective September 30, 2017. As of September 30, 2017, we are in compliance with the covenants in effect as of such date. The Total Leverage Ratio, the Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 8.34 to 1.00, 3.72 to 1.00 and 3.17 to 1.00, respectively, as of September 30, 2017.
Although the Total Leverage Ratio covenant does not resume until March 31, 2018, had such covenant been in effect as of September 30, 2017, we would not have been in compliance based on our current financial metrics and it is reasonably possible that we may not be able to be in compliance with this requirement when it becomes effective. Management continues to execute various initiatives designed to reduce the Company’s obligations outstanding under the Credit Facility and improve operating cash flows. If we were to anticipate not being able to maintain compliance, we expect that we would enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. However, there is no assurance that these actions will be effective in maintaining compliance with our Credit Facility covenants as of any future date.
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

The accounting method for convertible debt securities that may be settled in cash may have a material effect on our reported financial results.

On July 31, 2017 we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering. Accordingly, the issuance of the Notes and the subsequent accounting associated with the Notes has been reflected in our consolidated financial statements beginning in the third quarter of 2017.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is included in the additional paid-in capital section of equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are recording a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes.

Also, because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we have agreed to seek the approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. Unless and until we receive stockholder approval, holders may only surrender their Notes for conversion for cash or a combination of cash and common stock upon the satisfaction of certain conditions. Accordingly, these circumstances could require us to cash-settle a portion of the conversion feature of the Notes. Because of this cash settlement requirement, we have recorded an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. As such, movement in our stock price could materially and adversely affect our financial results, including our net income (loss) as well as increase the volatility of our financial results from period to period.

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

Additional impairments of our goodwill and impairments of our intangible and other long-lived assets could have a material adverse impact on our results of operations and financial condition.

As a result of past acquisitions, goodwill and other intangible assets comprise a substantial portion of our total assets. As of September 30, 2017, our goodwill totaled $284.7 million and our other intangible assets totaled $164.2 million. We assess or test goodwill for impairment at least annually in accordance with GAAP, while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. In the second and third quarters of 2017, we determined that there were sufficient indicators to trigger interim goodwill impairment tests. The indicators included, among other factors, the continued market softness and the related impacts on our financial results and our stock price. While the second quarter 2017 test indicated no impairment, our third quarter 2017 test resulted in an impairment loss of $75.2 million. Our annual goodwill impairment test is scheduled for December 1, 2017. Given the current weak and uncertain macro environment in the industries in which we operate, there can be no assurance that the estimates and assumptions made for purposes of the Company’s most recent goodwill impairment test will prove to be accurate predictions of the future. Accordingly, we may be required to recognize additional impairment charges in future periods, which could materially and adversely impact our results of operations and financial condition.

Improvements in operating results from expected savings in operating costs from our recently announced reduction in workforce and other cost saving initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period.

In order to address the reduction in revenues and operating income we have experienced over the past twelve months, we have recently commenced actions that will result in reductions in our workforce by eliminating certain employee positions and implementing other cost saving initiatives. Based upon estimates from our current planning model for these reductions, we expect that such actions will ultimately reduce our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies beginning in the third quarter of 2017. Due to numerous factors or future developments, we may not achieve those estimated cost reductions in such amounts or the benefits of the cost reductions may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, and (iv) additional expenses as a result of the cost saving initiatives.

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
On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million. We did not repurchase any shares during the nine months ended September 30, 2017. At September 30, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan. Under the Credit Facility, the Company is limited in its ability to make stock repurchases unless the leverage ratio is below 2.50 to 1.00. Notwithstanding such provision, in the event that after giving pro forma effect to such repurchase, if Liquidity (as defined in the Credit Agreement) is at least $15.0 million and the Total Leverage Ratio less than or equal to 4.00 to 1.00, the Credit Facility generally permits the Company to make stock repurchases provided that such repurchases, plus any payments of cash dividends, do not exceed $50.0 million in the aggregate.

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

10.3
Confidential Severance Agreement and Release by and between Team, Inc. and Ted W. Owen, dated September 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.4
Letter Agreement for Consulting Services between Team, Inc. and Ted W. Owen, dated September 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.5	Letter Agreement between Team, Inc. and Gary G. Yesavage, dated September 18, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.6
Letter Agreement Regarding Retention Benefits between Team, Inc. and Jeffrey L. Ott, dated September 18, 2017 (incorporated by reference herein Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

Exhibit Number	Description
10.7
Letter Agreement Regarding Retention Benefits between Team, Inc. and Arthur F. Victorson, dated September 18, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

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

TEAM, INC. (Registrant)

Date: November 9, 2017	/S/ GARY G. YESAVAGE
Gary G. Yesavage Interim Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)