Form 10-K
period 2017-12-31
TEAM INC
filed 2018-03-15
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2017 was approximately $580 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $23.45.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 29,987,116 shares of common stock, par value $0.30, outstanding as of March 8, 2018.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K INDEX

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2018 Proxy Statement and are incorporated herein by reference. A copy of the 2018 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
PART I

ITEM 1.	BUSINESS
General Information
Introduction. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We incorporated in the State of Delaware on October 20, 2006 and our company website can be found at www.teaminc.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI.” On November 10, 2015, we announced a change of our fiscal year end to December 31 of each calendar year from May 31.
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”) (formerly the Inspection and Heat Treating Services Group), TeamFurmanite Group (“TeamFurmanite”) (formerly the Mechanical Services Group) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, the Company is capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
TeamFurmanite, our mechanical services segment, provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services TeamFurmanite provides include field machining, technical bolting, field valve repair, and isolation test plugging services. On-stream services offered by TeamFurmanite represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,300 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
As previously announced, in September 2017, Ted W. Owen stepped down as Chief Executive Officer (“CEO”) and Gary G. Yesavage, a member of the Board of Directors (the “Board”), was appointed as Team’s Interim CEO to serve until a permanent CEO was hired. Effective January 24, 2018, the Board named Amerino Gatti as CEO and a member of the Board.

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
Liquid Penetrant Inspection. Liquid Penetrant Inspection is one of the most widely used NDE/NDT methods. Its popularity can be attributed to two main factors: its relative ease of use and its flexibility. Liquid Penetrant Inspection can be used to inspect almost any material. At Team, we utilize Liquid Penetrant Inspection to detect surface discontinuities in both ferromagnetic and non-ferromagnetic materials. In castings and forgings, there may be cracks or leaks in new products or fatigue cracks in in-service components.
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
Eddy Current Testing. Eddy Current Testing (“ECT”) is ideal for nonferrous materials such as heat exchanger tubes, condensers, boilers, tubing and aircraft surfaces. Team’s ECT uses electromagnetic induction to detect flaws in conductive materials, displaying the presence of very small cracks, pits, dents and general thinning.
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
Tank Inspection and Management Programs. Our wholly-owned subsidiary, TCI Services, Inc. (“TCI”), is a storage tank management company that performs inspections, engineering and repair services across the United States (“U.S.”) for above ground storage tanks. Backed by Team’s in-house engineering, documentation and certification services – including American Petroleum Institute 653 evaluations – TCI’s on-site tank inspections, repair and maintenance services help keep customers’ tanks fully operational and compliant with stringent industry standards.
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
Mechanical Integrity Services. Maintaining the integrity of equipment is more than simply performing inspections. A well-implemented Mechanical Integrity (“MI”) program involves multiple components that improve the safety and reliability of a facility’s equipment. Our MI programs are designed to ensure the continued integrity and fitness for service of piping systems, pressure vessels, tanks and related components. We believe our mechanical integrity engineers are well versed in pertinent codes and standards of the Occupational Safety and Health Administration’s (“OSHA”) process safety management and the U.S. Environmental Protection Agency’s (the “EPA”) risk management program regulations.
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
TeamFurmanite Group:
TeamFurmanite offers standard to specialty services as follows within both on-stream and turnaround/project-related environments as follows:
Leak Repair Services. Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems and related equipment. Our on-stream repairs utilize composite repair, drill and tap repair, and both standard and custom-designed clamps and enclosures for piping systems. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during plant shut downs. Our leak repair services involve inspection of the leak by our field crew who records pertinent information about the faulty part of the system and transmits the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our International Organization for Standardization (“ISO”)-9001 certified manufacturing centers and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.
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
Valve Repair Services. We perform on-site and shop-based repairs to manual and control valves and pressure and safety relief valves as well as specialty valve actuator diagnostics and repair. We are certified and authorized to perform testing and repairs to pressure and safety relief valves by The National Board of Boiler and Pressure Vessel Inspectors (the “NBBPVI”). This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential plant valves. We provide special transportable trailers to the plant site which contain specialty machines to manufacture valve components without removing the valve from the piping system. In addition, we provide preventive maintenance programs for VOC specific valves and valve data management programs. The Company also represents selected valve manufacturers and distributes their products complementary to our clients’ valve needs.
Field Welding. We perform certified manual, semi-automatic and fully automated machine welding services in a variety of specialty industrial applications. All Team welders are certified to applicable American Society of Mechanical Engineers (“ASME”) code and we are authorized by the NBBPVI for the repair of nuclear components, boilers and other pressure-containing components.
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
Quest Integrity:
Quest Integrity offers integrity and reliability management solutions to the energy industry in the form of advanced quantitative inspection and engineering assessment services and products. Quest Integrity’s advanced quantitative inspection services utilize proprietary non-destructive testing and examination (NDT/NDE) instrumentation to provide technology-enabled in-line inspections of fired heaters, pipelines, process piping systems and steam reformers, primarily to the process, pipeline and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and a variety of analytical models.

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
InVistaTM. Our proprietary InVistaTM in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines and process piping that are considered “unpiggable” or too challenging to inspect by traditional inspection methods, due to a number of factors. InVistaTM allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines. Our standard InVistaTM service also provides a fitness-for-service report on the pipeline and displays the information in a highly intuitive format, providing an integrated solution set for pipeline customers.
Pipeline Integrity Management. We offer turn-key Pipeline Integrity Management services, including project management, integrity engineering and integrity management development services, in-line inspection support, land surveying, and materials equipment selection and procurement. We offer these resources on an integrated basis with our InVistaTM in-line inspection services and engineering assessment capabilities, or individually as applicable.
Engineering Assessment Services. Using proprietary software and a variety of analytical models, we offer a variety of advanced engineering assessment services to customers in the process, power, pipeline, and petrochemical industries including fitness-for-service, computational mechanics, failure analysis, pipeline analysis, risk-based asset management, and materials consulting.
Acquisitions
In June 2016, we acquired a mechanical furnace and pipe cleaning business in Europe, Turbinate International B.V. (“Turbinate”) for approximately $8 million. Recognized as a service leader in the European market, Turbinate specializes in de-coking and cleaning of fired heaters and unpiggable refinery assets as well as mechanical cleaning of furnaces and pipes from two to 18 inches in diameter by means of pigging, endoscopy and ultra sound inspection services. Turbinate is located in Vianen, the Netherlands. Turbinate is reported in the Quest Integrity segment.
In April 2016, we acquired two related businesses in Europe: Quality Inspection Services (“QIS”) and TiaT Europe (“TiaT”) for a total of approximately $9 million. QIS is an NDT inspection company and TiaT is an NDT training school and consultancy and engineering company recognized as a specialist in aerospace inspections. Both companies are located in Roosendaal, the Netherlands. The businesses added about 65 employees to our organization in Europe and serve off-shore energy and storage tank clients, steel construction, ship repair, off-shore and storage tank customers, as well as the aerospace industry. QIS is the fourth largest NDT inspection company in the Netherlands and represents TeamQualspec’s first inspection operation outside of North America. QIS and TiaT are reported in the TeamQualspec segment.
In February 2016, we completed our acquisition of Furmanite Corporation (now Furmanite LLC, “Furmanite”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) under which we acquired all the outstanding shares of Furmanite in a stock transaction at a value of approximately $282.3 million which included the payoff, immediately prior to closing, of approximately $70.8 million in Furmanite debt. Under the terms of the Merger Agreement, Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services worldwide. In addition, our expanded capability and capacity offers an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution. The purchase price allocation included net working capital of $143.9 million, $63.3 million in fixed assets, $89.0 million in intangibles, $91.4 million of non-current deferred tax liabilities, $13.5 million of defined benefit pension liabilities with $89.6 million allocated to goodwill. Our consolidated results include the activity of Furmanite beginning on the acquisition date of February 29, 2016. Included in the Furmanite acquisition was a process management inspection services business serving contractors and operators participating primarily in the midstream oil and gas market in the U.S. Upon acquisition, we determined that this business was not a strategic fit for Team and shortly thereafter began marketing the business to prospective buyers. We completed the sale of this operation in December 2016. The operating results of this business were reported as discontinued operations in our consolidated financial statements.

In July 2015, we acquired 100% of the membership interests in Qualspec Group LLC (“Qualspec”) for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the U.S., with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec was primarily specialized in nested or run-and-maintain services and adds strength to our resident refinery inspection programs with major customer relationships across the U.S., as well as to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility. The purchase price allocation included net working capital of $16.3 million, $15.5 million in fixed assets, $78.1 million in intangibles, $3.0 million of non-current deferred tax liability, with $148.5 million allocated to goodwill. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015 in the TeamQualspec segment.
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price allocation included contingent consideration initially valued at $1.8 million, but as a result of meeting certain performance targets, ultimately resulted in the payment of additional consideration of $4.0 million. DK Amans Valve is reported in the TeamFurmanite segment.
In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets. This business is reported in the TeamFurmanite segment.
In July 2013, we purchased a leading provider of industrial rope access services, for total consideration of approximately $12.9 million including net working capital of $1.3 million and $11.6 million allocated to goodwill and intangible assets. We estimate $9.2 million of the goodwill recognized to be deductible for tax purposes. The purchase price allocation included contingent consideration valued at $1.9 million. This business is reported in the TeamQualspec segment.
Marketing and Customers
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. Our array of integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities. No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 2017 or 2016, the seven months ended December 31, 2015 or in the year ended May 31, 2015.
Generally, customers are billed on a time and materials basis, although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written customer agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run-and-maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts which cover multiple plants or locations.
Geographic Areas
For a discussion and breakdown of revenues by geographic area, see Note 14 to the consolidated financial statements.
Seasonality
We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The timing of large turnarounds can significantly impact our revenues.
Employees
At December 31, 2017, we had approximately 7,300 employees in our worldwide operations. Our employees in the U.S. are predominantly non-unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are fair and productive.

Regulation
A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including OSHA of the U.S. Department of Labor and the EPA. Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, the Chemical Safety Board, the Department of Transportation and the Federal Aviation Administration. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.
From time to time, during the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our customers. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean-up or funding thereof. Similarly, private parties who bear the costs of cleanup may seek to recover all or part of their costs from responsible parties in cost recovery or contribution actions. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimized since our handling consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover liabilities which we may incur under the Superfund Act or similar environmental statutes.
Intellectual Property
We hold various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its proprietary inspection and engineering assessment and software tools. This subsidiary was acquired in the fiscal year ended 2011 and a significant amount of the purchase price was allocated to these intangible assets.
Competition
In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, the breadth and depth of our services, our ability to provide such services on an integrated, more turnkey basis, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Acuren Group, Inc., Guardian Compliance, Mistras Group, Inc. and T.D. Williamson, Inc.
Available Information
As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s website located at www.sec.gov. Our internet website address is www.teaminc.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

ITEM 1A.	RISK FACTORS
Our business, financial condition, results of operations, cash flows and/or stock price could be materially adversely affected by any of the risks and uncertainties described below.
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
Unsatisfactory safety performance can affect customer relationships, eliminate or reduce revenue streams from our largest customers, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce. Our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams our customers, including from many of our largest customers, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
The Company’s insurance coverage will not fully indemnify us against certain claims or losses. Further, the Company’s insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $3.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
We are subject to risks associated with indebtedness under our banking credit facility, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. Our banking credit facility (the “Credit Facility”), which matures in July 2020, contains financial covenants requiring the Company to maintain certain financial ratios. As of December 31, 2017, we were required to maintain (i) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.25 to 1.00 and (ii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). As of December 31, 2017, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 3.53 to 1.00 and 3.03 to 1.00, respectively, as of December 31, 2017.
We entered into the seventh amendment to the Credit Facility (the “Seventh Amendment”) on March 8, 2018 to modify certain of the financial covenants. The Seventh Amendment eliminated the Total Leverage Ratio (as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the Senior Secured Leverage Ratio and the Interest Coverage Ratio as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more 4.25 to 1.00 as of March 31, 2018 and June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of March 31, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Accordingly, there can be no assurance that we will be able to maintain compliance with the Credit Facility covenants as of any future date. In the event we are unable maintain compliance with our financial covenants, we would seek to enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. Although we have entered into amendments in the past, there can be no assurance that any future amendments would be available on terms acceptable to us, if at all.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2017, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our Credit Facility restricts our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by the Company and its subsidiaries. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
The accounting method for our convertible debt securities may have a material effect on our reported financial results. On July 31, 2017 we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering. Accordingly, the issuance of the Notes and the subsequent accounting associated with the Notes has been reflected in our consolidated financial statements beginning in the third quarter of 2017.
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is included in the additional paid-in capital section of equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are recording a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes.
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
Transactions relating to our convertible debt securities may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock. The Notes are initially convertible into 10,599,067 shares of common stock, but the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares of common stock. Upon conversion, the Company may settle the Notes in cash or in shares of common stock or a combination of cash and shares of common stock, in each case, at the Company’s election, subject to certain limitations prior to the receipt of the shareholder approval described above. If the Notes are converted, our intent is to settle the principal amount of the Notes in cash and settle the remainder of our conversion obligation by issuing shares of common stock; however, we cannot guarantee that we will have sufficient funds available to us at the time of any such conversions in order effect settlement in that manner. In such case, we could elect to settle the conversion obligation in a different combination of cash and shares of common stock or entirely in shares of common stock, depending on the circumstances. To the extent we deliver shares of common stock upon conversion of the Notes, the ownership interests of existing stockholders would be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and other intangible assets comprise a substantial portion of our total assets. As of December 31, 2017, our goodwill and intangible assets totaled $284.8 million and $160.2 million, respectively. We assess or test goodwill for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. In the second and third quarters of 2017, we determined that there were sufficient indicators to trigger interim goodwill impairment tests. The indicators included, among other factors, the continued market softness and the related impacts on our financial results and our stock price. While the second quarter 2017 test indicated no impairment, our third quarter 2017 test resulted in an impairment loss of $75.2 million. Our 2017 annual goodwill impairment test, which was completed as of December 1, 2017, did not result in any additional impairment. However, given the recent weak and uncertain macro environment in the industries in which we operate, there can be no assurance that the estimates and assumptions made for purposes of the Company’s most recent goodwill impairment test will prove to be accurate predictions of the future. Accordingly, we may be required to recognize additional impairment charges in future reporting periods, which could materially and adversely impact our results of operations and financial condition.
GAAP requires that we evaluate the useful lives of our intangible assets subject to amortization each reporting period. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. To the extent the revised useful life of an intangible asset is less than originally estimated, our future amortization expense will increase, which could have a material impact on our results of operations and financial condition. With respect to our intangible asset associated with the Furmanite trade name, management has recently determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. In accordance with ASC 350, Intangibles—Goodwill and Other, we will account for the change in useful life prospectively and amortize the remaining balance during 2018. We expect to recognize additional amortization expense of approximately $12 million in 2018, compared to 2017, as a result of this change in estimate.
Improvements in operating results from expected savings in operating costs from our reduction in workforce and other cost saving and business improvement initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period. In order to address the reduction in revenues and operating income we have experienced during 2016 and 2017, beginning in July 2017 we took actions to reduce our workforce by eliminating certain employee positions and implementing other cost saving initiatives. Based upon estimates from our current planning model for these reductions, we believe that the actions we have taken have reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. This cost savings initiative is largely complete. Later in 2017, the Company began a separate project to identify additional cost savings and business improvement opportunities, with implementation planned beginning in 2018. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
We may also decide to reduce, suspend or terminate our workforce reduction plans and other cost saving and business improvement initiatives at any time before achieving the estimated benefits or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with the Company.
Fluctuations in our effective tax rate and our tax obligations could adversely affect our financial results. We are subject to taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws or changes in the valuation allowance for deferred tax assets, as well as other factors.
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act (Public Law No. 115-97) could materially affect our tax obligations and effective tax rate. The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017 and represents a significant change to the U.S. federal tax code. This tax legislation lowers the U.S. statutory tax rate, but also includes a number of provisions that could significantly and adversely impact our U.S. federal income tax position in future reporting periods, including the limitation of interest expense deduction and the elimination of certain other deductions or credits, and ongoing tax requirements related to certain foreign earnings. Due to the timing of the enactment and the complexities involved in applying the provisions of the new tax law, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of and for the year ended December 31, 2017. The U.S. Treasury Department, the IRS, and others could interpret or issue new guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
The Company’s operations and information systems, including its employee and financial records, are subject to cybersecurity risks. Team continues to increase its dependence on digital technologies to conduct its operations. Many of the Company’s files, including employee and financial records, are digitized and more employees are working in almost paperless and remote environments. We have also outsourced certain information technology development, maintenance and support functions. As a result, the Company may be exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of sensitive data and/or intellectual property, alteration or deletion of critical data and/or disruption of its operations for an extended period of time. This could also result in claims, losses, fines and higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to the Company’s knowledge.
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
Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the U.S., and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.
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
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At December 31, 2017, we had approximately 7,300 employees, approximately 1,700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.
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
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products. There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. (and other parts of the world) that are focused on restricting the emission of greenhouse gases. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from customers for whom we provide repair and maintenance services could affect demand for our products and services. Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers, which in turn could have a negative effect on us.

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
Other risk factors. Other risk factors may include interruption of our operations, or the operations of our customers due to fire, floods, hurricanes, earthquakes, power loss, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.
Any of these factors, individually or in combination, could materially and adversely affect our future results of operations, financial position, cash flows and/or stock price and could also affect whether any forward-looking statements in this Annual Report on Form 10-K ultimately prove to be accurate.

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
Con Ed Matter. We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of December 31, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Courts of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Patent Infringement Matters. In December 2014, our subsidiary, Quest Integrity, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware and one in the U.S. District of Western Washington. Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In August 2017, the judge in the Washington Case granted summary judgment against Quest Integrity based on the Delaware Cases ruling. Quest Integrity is in the process of appealing both Delaware Cases and the Washington Case.
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
Market Information
Our stock is traded on the NYSE under the symbol “TISI”. The table below reflects the high and low sales prices of our common stock by quarter for the years ended December 31, 2017 and 2016.

	Sales Price
	High	Low
2017
Quarter ended:
March 31, 2017	$39.70	$23.70
June 30, 2017	$30.20	$23.25
September 30, 2017	$24.80	$10.45
December 31, 2017	$15.35	$11.45
2016
Quarter ended:
March 31, 2016	$31.87	$21.61
June 30, 2016	$32.49	$23.53
September 30, 2016	$33.71	$24.10
December 31, 2016	$39.60	$28.00
Holders
There were 595 holders of record of our common stock as of March 8, 2018, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the year ended December 31, 2017 or the year ended December 31, 2016. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.
Securities Authorized for Issuance Under Equity Compensation Plans
This information has been omitted from this Annual Report on Form 10-K as we intend to file such information in our Definitive Proxy Statement no later than 120 days following the close of our fiscal year ended December 31, 2017. The information required regarding equity compensation plans is hereby incorporated by reference.

Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2012 in our common stock, the NYSE Composite Index and a Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. The following companies are included in our Peer Group Index used in the graph: Matrix Service Company, Englobal Corporation and Mistras Group, Inc.

*
$100 invested on 5/31/12 in stock or index, including reinvestment of dividends. Years ended May 31, 2013, 2014 and 2015; seven-month transition period ended December 31, 2015; and years ended December 31, 2016 and 2017.

	5/12	5/13	5/14	5/15	12/15	12/16	12/17
Team, Inc.	100.00	135.19	157.12	149.18	119.79	147.11	55.85
NYSE Composite	100.00	128.64	151.57	159.48	148.40	166.12	197.23
Peer Group	100.00	109.89	165.90	104.86	115.09	144.41	120.35
Note: The above information was provided by Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
We have included selected financial data for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and for the years ended May 31, 2013 through 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is appropriately accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of December 31, 2017.
Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 44.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
NONE

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2017, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

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

	2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”
	3)	See exhibits listed under Part (b) below.

(b)		Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011, incorporated by reference herein).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated October 24, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2013, incorporated by reference herein).

3.3	Amended and Restated Bylaws of the Company.

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928, incorporated by reference herein).

4.2
Indenture, dated July 31, 2017, between Team, Inc. and Branch Banking and Trust Company, as trustee, relating to the Company’s 5.00% Convertible Senior Notes Due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 31, 2017, incorporated by reference herein).

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

10.4†	Team, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy on Schedule 14A, as filed with the SEC on April 12, 2016).

10.5†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.6†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.7†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014, incorporated by reference herein).

10.8†	Form of Performance Award Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

10.9
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

10.10
Second Amendment and Commitment Increase to Credit Agreement, dated February 24, 2016, among Team Inc., certain Team Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016, incorporated by reference herein).

Exhibit Number	Description
10.11
Third Amendment to Credit Agreement, dated August 17, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, incorporated by reference herein).

10.12
Fourth Amendment and Limited Waiver to Credit Agreement, dated December 19, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

10.13
Fifth Amendment to Credit Agreement, dated May 5, 2017, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017, incorporated herein by reference).

10.14
Sixth Amendment to Credit Agreement, dated as of July 21, 2017 (but effective as of June 30, 2017), among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2017, incorporated by reference herein).

10.15
Seventh Amendment to Credit Agreement, dated as of March 8, 2018, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuers, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018, incorporated by reference herein).

10.16
Purchase Agreement, dated July 25, 2017, between Team, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto, relating to the Company’s 5.00% Convertible Senior Notes Due 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2017, incorporated by reference herein).

10.17†
Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Philip J. Hawk, Team Industrial Services, Inc., Team, Inc. and their affiliated entities, effective as of August 8, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016, incorporated herein by reference).

10.18 †
Confidential Severance Agreement and Release by and between Team, Inc. and Ted W. Owen, dated September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017, incorporated by reference herein).

10.19 †
Letter Agreement for Consulting Services between Team, Inc. and Ted W. Owen, dated September 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.20 †	Letter Agreement between Team, Inc. and Gary G. Yesavage, dated September 18, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.21 †
Letter Agreement Regarding Retention Benefits between Team, Inc. and Jeffrey L. Ott, dated September 18, 2017 (incorporated by reference herein Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.22 †
Letter Agreement Regarding Retention Benefits between Team, Inc. and Arthur F. Victorson, dated September 18, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.23 †
Offer Letter, dated January 15, 2018, between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.24 †
Form of Performance Unit Award Agreement between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.25
Settlement Agreement, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), dated February 8, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.26 †	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.	FORM 10-K SUMMARY
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 15, 2018.

TEAM, INC.

/S/ AMERINO GATTI
Amerino Gatti
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ AMERINO GATTI	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
(Amerino Gatti)

/S/ GREG L. BOANE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
(Greg L. Boane)

/S/ JEFFERY G. DAVIS	Director	March 15, 2018
(Jeffery G. Davis)

Director
(Brian K. Ferraioli)

/S/ SYLVIA J. KERRIGAN	Director	March 15, 2018
(Sylvia J. Kerrigan)

/S/ EMMETT J. LESCROART	Director	March 15, 2018
(Emmett J. Lescroart)

/S/ MICHAEL A. LUCAS	Director	March 15, 2018
(Michael A. Lucas)

Director
(Craig L. Martin)

/S/ LOUIS A. WATERS	Chairman of the Board	March 15, 2018
(Louis A. Waters)

/S/ GARY G. YESAVAGE	Director	March 15, 2018
(Gary G. Yesavage)

FINANCIAL TABLE OF CONTENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Cautionary Statement for the Purpose of Safe Harbor Provisions	26
General Information	26
Results of Operations	27
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016	27
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015	30
Seven Months Ended December 31, 2015 Compared to Seven Months Ended December 31, 2014	32
Liquidity and Capital Resources	33
Contractual Obligations	38
Critical Accounting Policies	38
Quantitative and Qualitative Disclosures about Market Risk	42
Reports of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets as of December 31, 2017 and 2016	46
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016, for the Seven Months Ended December 31, 2015 and for the Year Ended May 31, 2015	47
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017 and 2016, for the Seven Months Ended December 31, 2015 and for the Year Ended May 31, 2015	48
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017 and 2016, for the Seven Months Ended December 31, 2015 and for the Year Ended May 31, 2015	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016, for the Seven Months Ended December 31, 2015 and for the Year Ended May 31, 2015	50
Notes to Consolidated Financial Statements	51
Quarterly Financial Data (Unaudited)	95
Five Year Comparison	96

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
General Information
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec, TeamFurmanite and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs-as dictated by the severity of the damage found and the related operating conditions-from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
TeamQualspec provides standard and advanced NDT services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
TeamFurmanite, our mechanical services segment, provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services TeamFurmanite provides include field machining, technical bolting, field valve repair, and isolation test plugging services. On-stream services offered by TeamFurmanite represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,300 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms.
As previously announced, in September 2017, Ted W. Owen stepped down as CEO and Gary G. Yesavage, a member of the Board, was appointed as Team’s Interim CEO to serve until a permanent CEO was hired. Effective January 24, 2018, the Board named Amerino Gatti as CEO and a member of the Board.
Results of Operations
In November 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2015 to December 31, 2015. In this report, the periods presented are the years ended December 31, 2017 and 2016, the seven-month transition period from June 1, 2015 to December 31, 2015 and the year ended May 31, 2015. For comparison purposes, we have also included unaudited data for the year ended December 31, 2015 and for the seven months ended December 31, 2014, which can be found in Note 20 to the consolidated financial statements.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth the components of revenue and operating income (loss) from our operations for years ended December 31, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2017	2016	$	%

Revenues by business segment:
TeamQualspec	$588,441	$589,478	$(1,037)	(0.2)%
TeamFurmanite	529,973	539,627	(9,654)	(1.8)%
Quest Integrity	81,797	67,591	14,206	21.0%
Total	$1,200,211	$1,196,696	$3,515	0.3%

Operating income (loss):
TeamQualspec[2]	$11,128	$43,367	$(32,239)	(74.3)%
TeamFurmanite[2]	(33,993)	27,283	(61,276)	NM1
Quest Integrity	12,337	4,780	7,557	158.1%
Corporate and shared support services	(104,582)	(78,548)	(26,034)	33.1%
Total	$(115,110)	$(3,118)	$(111,992)	NM1
______________________
1    NM - Not meaningful
2    Includes goodwill impairment loss of $21.1 million and $54.1 million for TeamQualspec and TeamFurmanite, respectively, in 2017.
Revenues. Total revenues grew $3.5 million or 0.3% from the same period in the prior year. Excluding the favorable impact of $4.2 million due to foreign currency exchange rates, total revenues decreased by $0.7 million, TeamQualspec revenues decreased by $3.7 million, TeamFurmanite revenues decreased by $10.4 million, and Quest Integrity revenues increased by $13.4 million. The decreases in TeamQualspec and TeamFurmanite revenues were partially attributable to hurricane-related impacts in 2017, including customer project deferrals and lost billable hours that we estimate reduced revenues by approximately $7 million and $6 million, respectively, for these segments. Within TeamQualspec, these hurricane-related impacts were partially offset by approximately $3.1 million of revenue attributable to acquisitions completed in the prior year. Within TeamFurmanite, in addition to the hurricane-related impacts, the revenue decline is also attributable to the effects of ongoing market softness that began in the second half 2015 and continued through 2017, as we experienced a continuation of the weak and uncertain macro environment in the industries in which we operate, with activity levels remaining below historical levels. These decreases were partially offset by increases associated with a full-year effect of the acquisition of Furmanite in 2017, compared to ten months of activity from Furmanite in 2016. On a pro forma basis, assuming Furmanite had been acquired prior to January 1, 2016, TeamFurmanite revenues declined by $53.4 million, or 9.2%, in 2017 compared to 2016, reflecting the ongoing market softness. The increase in revenues for Quest Integrity reflects overall higher volumes across inspection and assessment services reflecting increased demand and the impact of an acquisition in the prior year that contributed approximately $1.7 million of revenue, partially offset by hurricane-related project deferrals estimated at approximately $1 million.
Operating income (loss). Overall operating loss was $115.1 million, compared to an operating loss of $3.1 million in the prior year. The increase in the operating loss is primarily attributable to the TeamFurmanite and TeamQualspec segments, which experienced decreased operating income of $61.3 million and $32.2 million, respectively, as well as an increase in corporate and shared support services expenses of $26.0 million compared to the prior year. Partially offsetting these impacts, the Quest Integrity segment experienced higher operating income of $7.6 million. The sharp decline in operating income for the TeamFurmanite and TeamQualspec segments is largely attributable to goodwill impairment losses in the current year of $54.1 million and $21.1 million, respectively, in these segments, These impairment losses were a result of our interim goodwill impairment test completed in the third quarter of 2017, which was triggered by the existence of impairment indicators, including the continued market softness and the related impacts on our financial results and our stock price. The results of the impairment test indicated that the carrying values of our TeamFurmanite and TeamQualspec operating segments exceeded their estimated fair values. The estimated fair values of these segments have been adversely impacted by the declines in operating results and the related significant decrease in our share price experienced during 2017, particularly the decrease experienced during the third quarter. Although there was no additional impairment following our fourth quarter annual impairment test, it is possible that we could experience additional goodwill impairment losses in future periods.

In addition to the $75.2 million in goodwill impairment losses, the current year includes net expenses totaling $32.5 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $34.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	TeamQualspec	TeamFurmanite	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2017
Implementation of the new ERP system	$—	$—	$—	$13,776	$13,776
Restructuring and other related charges	966	393	429	863	2,651
Executive severance/transition cost¹	—	—	—	1,190	1,190
Natural disaster costs²	1,325	633	—	95	2,053
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Asset write-offs	1,210	—	—	—	1,210
Legal, professional fees and other³	—	163	—	12,552	12,715
Total	$23,467	$55,290	$429	$28,476	$107,662
Twelve Months Ended December 31, 2016
Implementation of the new ERP system	$—	$—	$—	$7,631	$7,631
Restructuring and other related charges	—	5,513	—	—	5,513
Acquisition costs[4]	307	257	114	6,736	7,414
Natural disaster costs²	162	233	—	—	395
Revaluation of contingent consideration	—	2,184	—	—	2,184
Asset write-offs	650	—	—	—	650
Legal, professional fees and other³	(184)	728	3,014	7,224	10,782
Total	$935	$8,915	$3,128	$21,591	$34,569
______________________

1	Associated with the executive leadership change discussed above

2	Primarily incremental costs incurred associated with hurricane-related impacts in 2017 and severe flooding in Louisiana in 2016

3
Consists primarily of professional fees for assessment of corporate and support cost structures, acquired business integration, intellectual property legal defense costs associated with Quest Integrity and non-cash compensation cost associated with acceleration of vesting of awards

4	Primarily associated with the acquisition of Furmanite in 2016
Excluding the impact of these identified items in both periods, operating loss changed unfavorably by $38.9 million, consisting of decreased operating income in TeamQualspec and TeamFurmanite of $9.7 million and $14.9 million, respectively, and an increase in corporate and shared support services expenses of $19.2 million, partially offset by increased operating income in the Quest Integrity segment of $4.9 million. The overall decline in operating income was partially offset by the initial benefits realized from our company-wide cost savings initiative, which commenced in July 2017. The reduced operating income this year for TeamQualspec is primarily attributable to unfavorable changes in the mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs and the effect of the hurricane-related impacts. Within TeamFurmanite, the lower operating income is primarily attributable to the effects of market softness in 2017 and the hurricane-related impacts described above. The higher operating income in the Quest Integrity segment is primarily attributable to higher volumes across inspection and assessment services, reflecting improvements in market conditions. The higher expenses in corporate and shared support services is due in part to the commencement of depreciation and amortization expense on our new Enterprise Resource Planning (“ERP”) system that was placed into service in the first quarter of 2017 as well as related ongoing operating costs. Additionally, the increase consists of higher rent expense, increases in certain professional fees and the absorption of certain of Furmanite’s corporate costs.
Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the year ended December 31, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.
Gain on convertible debt embedded derivative. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we recognize an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. The Company recorded a gain on this embedded derivative of $0.8 million for the year ended December 31, 2017.
Interest expense. Interest expense increased from $12.7 million in the prior year to $21.5 million in the current year. The increase is primarily due to higher interest rates on our Credit Facility borrowings compared to the same period in the prior year, as well as the effect of using the proceeds from the Notes offering to repay a portion of the Credit Facility borrowings. The Notes bear a higher effective interest rate than our Credit Facility borrowings and therefore also contributed to the increase in interest expense.
Foreign currency gain (loss) and other. Non-operating results include foreign currency transaction losses of $0.5 million for the year ended December 31, 2017 compared to foreign currency transaction gains of $0.1 million in the same period last year. Foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Australian Dollar, New Zealand Dollar, Norwegian Kroner, Malaysian Ringgit, Mexican Peso and Singapore Dollar.
Taxes. The benefit for income tax was $33.4 million on the pre-tax loss from continuing operations of $137.5 million in the current year compared to the benefit for income tax of $3.1 million on pre-tax loss from continuing operations of $15.7 million in the prior year. The effective tax rate was 24.3% for the year ended December 31, 2017 and 19.8% for the year ended December 31, 2016. In connection with our initial analysis of the impact of the 2017 Tax Act, we have recorded a provisional estimate of a net tax benefit of $26.1 million in the year ended December 31, 2017, which was the primary reason for the net increase in the Company’s effective tax rate for the period as compared to 2016. This net benefit included a net benefit of $17.1 million for the decrease in our deferred tax liability on unremitted foreign earnings, a benefit of $17.4 million associated with the remeasurement of other deferred tax balances to reflect the new tax rate and an increase in tax expense of approximately $8.4 million, net of related foreign tax credits, associated with a deemed repatriation tax. The net increase in the effective tax rate for the period was partially offset by the effect of the non-deductible portion of the goodwill impairment loss and the establishment of a valuation allowance on U.S. federal deferred tax assets, both of which were not directly related to the 2017 Tax Act. In 2018, our income tax expense (benefit) may be materially impacted by the adjustments to our provisional estimates that result from the finalization of our assessment of the impacts of the 2017 Tax Act. For additional information on the 2017 Tax Act, see Note 8 to the consolidated financial statements.
Discontinued operations. Loss from discontinued operations, net of income tax, was $0.1 million for the year ended December 31, 2016 and relates to the operating results and disposal of an acquired Furmanite business that we sold in December 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth the components of revenue and operating income from our operations for the years ended December 31, 2016 and 2015 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2016	2015	$	%
		(unaudited)
Revenues by business segment:
TeamQualspec	$589,478	$549,307	$40,171	7.3%
TeamFurmanite	539,627	302,581	237,046	78.3%
Quest Integrity	67,591	74,468	(6,877)	(9.2)%
Total	$1,196,696	$926,356	$270,340	29.2%

Operating income (loss):
TeamQualspec	$43,367	$56,001	$(12,634)	(22.6)%
TeamFurmanite	27,283	26,164	1,119	4.3%
Quest Integrity	4,780	11,497	(6,717)	(58.4)%
Corporate and shared support services	(78,548)	(46,371)	(32,177)	69.4%
Total	$(3,118)	$47,291	$(50,409)	(106.6)%

Revenues. Total revenues grew $270.3 million or 29.2% from the same period in 2015, primarily due to the Furmanite and Qualspec acquisitions, completed in February 2016 and July 2015, respectively, partially offset by lower Quest Integrity revenues and an adverse impact of $6.6 million due to changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, total revenues increased by $276.9 million, TeamQualspec revenues increased by $43.6 million, TeamFurmanite revenues increased by $239.9 million and Quest Integrity revenues decreased by $6.6 million. Due to the integration of both Furmanite and Qualspec into our existing operations during 2016, it is not practicable to specifically quantify the year-over-year revenue impact of these acquisitions. On a pro forma basis, assuming that the Furmanite and Qualspec acquisitions occurred at the beginning of 2015, total revenues declined $120.8 million, or 8.9%. Market softness, which began in the second half of 2015, continued throughout 2016 across all three business segments. The weak market conditions led to a combination of project deferrals, scope reductions and maintenance deferrals, which, among other impacts, resulted in approximately 29% lower sales volumes in heat treating services, typically associated with large, more complex turnaround projects, within our TeamQualspec segment. Additionally, our TeamFurmanite and TeamQualspec segments were adversely affected by wildfires in the Canadian oil sands area near Fort McMurray in the second quarter of 2016 as well as severe flooding in Louisiana in the third quarter of 2016. In the fall of 2016, what appeared to be the first signs of more normalized market activity did not ultimately develop into sustained increases as we saw demand weaken again in the latter part of the year.
Operating income (loss). Overall operating loss was $3.1 million, compared to operating income of $47.3 million in 2015. The year ended December 31, 2016 includes net expenses totaling $34.6 million that we do not believe are indicative of the Company’s core operating activities, while the same period in 2015 included $14.2 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	TeamQualspec	TeamFurmanite	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2016
Implementation of the new ERP system	$—	$—	$—	$7,631	$7,631
Restructuring and other related charges	—	5,513	—	—	5,513
Acquisition costs[1]	307	257	114	6,736	7,414
Natural disaster costs²	162	233	—	—	395
Revaluation of contingent consideration	—	2,184	—	—	2,184
Asset write-offs	650	—	—	—	650
Legal, professional fees and other³	(184)	728	3,014	7,224	10,782
Total	$935	$8,915	$3,128	$21,591	$34,569
Twelve Months Ended December 31, 2015
Implementation of the new ERP system	$—	$—	$—	$2,875	$2,875
Acquisition costs[1]	—	—	—	6,782	6,782
Revaluation of contingent consideration	522	—	—	—	522
Asset write-offs	—	383	—	—	383
Legal, professional fees and other³	—	—	2,746	897	3,643
Total	$522	$383	$2,746	$10,554	$14,205
_________________

1	Primarily associated with the acquisition of Furmanite in 2016 and Qualspec in 2015

2	Primarily incremental costs incurred due to the severe flooding in Louisiana in 2016

3
Consists primarily of professional fees for acquired business integration, intellectual property legal defense costs associated with Quest Integrity and non-cash compensation cost associated with acceleration of vesting of awards

Excluding the impact of these items, operating income (loss) changed unfavorably by $30.0 million as the effect of acquisition-related growth was more than offset by the adverse effects of the market softness and reduced customer spending described above. Additionally, we experienced lower average gross margins in 2016 as the market softness resulted in an unfavorable service mix shift away from higher margin advanced and specialty services normally tied to large turnaround projects. Further, operating income (loss) was affected by an increase in corporate and shared support services of $21.1 million, which includes the addition of Furmanite’s ongoing corporate-related costs and higher share-based compensation expense.
Interest expense. Interest expense increased from $5.8 million for the year ended December 31, 2015 to $12.7 million for the year ended December 31, 2016. The increase is due primarily to additional debt financing used to fund acquisitions, including the July 2015 acquisition of Qualspec and a portion of the February 2016 acquisition of Furmanite.

Foreign currency gain (loss) and other. Non-operating results include $0.1 million of foreign currency transaction gains for the year ended December 31, 2016 compared to foreign currency transaction losses and other losses of $2.3 million in the same period in 2015. Foreign currency gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso. Non-operating results in 2015 also reflect a one-time pre-tax charge of $1.2 million after we began reporting the results of our Venezuelan operations using the cost method of accounting. We disposed of our Venezuelan operations in June 2015.
Taxes. The benefit for income tax was $3.1 million on the pre-tax loss from continuing operations of $15.7 million for the year ended December 31, 2016 compared to the provision for income tax of $13.7 million on pre-tax income from continuing operations of $39.2 million in 2015. The effective tax rate was 19.8% for the year ended December 31, 2016 and 35.1% for the year ended December 31, 2015. The decrease in the effective tax rate was primarily driven by the effects of discrete items such as the settlement of prior years with the Internal Revenue Service and changes in valuation allowances as well as permanent differences that had significant impacts due to the size and direction of pre-tax income (loss) from continuing operations in both periods.
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
Operating income. Overall operating income declined by $20.9 million or 52.2% from the same period in 2014. The seven months ended December 31, 2015 includes expenses that are not indicative of our core operating activities totaling $11.1 million, while the same period in 2014 includes $0.2 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	TeamQualspec	TeamFurmanite	Quest Integrity	Corporate and shared support services	Total
Seven Months Ended December 31, 2015
Implementation of the new ERP system	$—	$—	$—	$2,266	$2,266
Acquisition costs[1]	—	—	—	6,215	6,215
Revaluation of contingent consideration	522	—	—	—	522
Legal, professional fees and other[2]	—	—	1,222	897	2,119
Total	$522	$—	$1,222	$9,378	$11,122
Seven Months Ended December 31, 2014
Acquisition costs[1]	$—	$164	$—	$—	$164
Total	$—	$164	$—	$—	$164
_________________

1	Primarily associated with the acquisition of Qualspec in 2015

2	Consists primarily of professional fees for acquired business integration and the change in the Company’s year end as well as intellectual property legal defense costs associated with Quest Integrity
Excluding the impact of these items as well as the adverse foreign exchange rate changes of $1.1 million, operating income decreased by $8.7 million or 21.7% as a result of weaker than expected revenue generation mentioned above coupled with an increase in corporate and shared support services expenses of $2.8 million.
Interest expense. Interest expense increased from $1.3 million for the seven months ended December 31, 2014 to $4.9 million for the seven months ended December 31, 2015. The increase is due primarily to additional debt financing used to fund the July 2015 acquisition of Qualspec.
Foreign currency (gain) loss and other. Non-operating results include foreign currency losses of $0.8 million in the seven months ended December 31, 2015 compared to $1.2 million in the seven months ended December 31, 2014. The seven-month period ended December 31, 2015 reflected the effects of a strengthening U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Euro, Australian Dollar, Brazilian Real, Canadian Dollar, Malaysian Ringgit and Mexican Peso.
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
Liquidity and Capital Resources

Financing for our operations consists primarily of our Credit Facility and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. In the event that existing liquidity sources are no longer sufficient for our capital requirements, we would explore additional external financing sources. However, there can be no assurance that such sources would be available on terms acceptable to us, if at all.

Credit Facility. In July 2015, we renewed our Credit Facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at December 31, 2017) and has commitment fees on unused borrowing capacity (0.75% at December 31, 2017). The Credit Facility limits our ability to pay cash dividends.

The Credit Facility also contains financial covenants. As of December 31, 2017, the Company was required to maintain (i) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.25 to 1.00 and (ii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). As of December 31, 2017, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 3.53 to 1.00 and 3.03 to 1.00, respectively, as of December 31, 2017. At December 31, 2017, we had $26.6 million of cash on hand and had approximately $41 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the third quarter of 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of December 31, 2017, we had $2.1 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
We entered into the seventh amendment to the Credit Facility (the “Seventh Amendment”) on March 8, 2018 to modify certain of the financial covenants. The Seventh Amendment eliminated the Total Leverage Ratio (as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the Senior Secured Leverage Ratio and the Interest Coverage Ratio as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more 4.25 to 1.00 as of March 31, 2018 and June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of March 31, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Accordingly, there can be no assurance that we will be able to maintain compliance with the Credit Facility covenants as of any future date. In the event we are unable to maintain compliance with our financial covenants, we would seek to enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. Although we have entered into amendments in the past, there can be no assurance that any future amendments would be available on terms acceptable to us, if at all.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at December 31, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Issuance of Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act.. The Notes are senior unsecured obligations of the Company. The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes are convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the NYSE on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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
Cost Savings and Business Improvement Initiatives. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. The cost savings initiative included reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we believe that the actions we have taken have reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. The resulting severance and related charges, which were recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which had been paid in cash as of December 31, 2017. This cost savings initiative is largely complete. Later in 2017, the Company engaged an external consultant to assist management with assessing the Company’s business, including its operating and corporate cost structure, and identifying performance improvement opportunities. The assessment phase of this project is now complete and management has formed project teams that are developing the organizational design and implementation plans. The Company expects to begin to realize certain cost savings and other business improvements as execution of the implementation occurs starting in 2018, but does not expect to fully realize such benefits until 2020. We expect to incur various expenses associated with execution of these plans, the majority of which will be incurred in 2018, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that such expenses will not exceed $30 million in 2018. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.

ERP System. At the end of 2013, we initiated the design and implementation of a new ERP system, which was substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through December 31, 2017, we have capitalized $46.6 million associated with the project which includes $1.6 million of capitalized interest and we have recognized $2.6 million of amortization expense.

Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased previously). During the quarter ended February 28, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital and a $19.4 million reduction to retained earnings. No shares were repurchased during the year ended December 31, 2017. At December 31, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan.

Shelf Registration Statement. In October 2016, we filed universal shelf registration statement on Form S-3 (file no. 333-214055) with the SEC (the “Shelf Registration Statement”) to issue common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. However, upon the filing of this Annual Report on Form 10-K, we no longer meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, therefore the Shelf Registration Statement will no longer be available to us. Other than through the ATM Program (defined and discussed below), no securities were issued under the Shelf Registration Statement.

At-The-Market Offering Program. On November 28, 2016, we filed a prospectus supplement to the Shelf Registration Statement, under which we could have sold up to $150.0 million of our common stock through an “at-the-market” equity offering program (the “ATM Program”). Through December 31, 2016, we sold 167,931 shares of common stock under the ATM Program. The net proceeds from such sales were $6.0 million after deducting the aggregate commissions paid of approximately $0.1 million and were used to reduce outstanding indebtedness. No shares of common stock were sold under the ATM Program during 2017.
On July 31, 2017, we delivered written notice to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (collectively, the “Agents”) of our termination of the ATM Equity OfferingSM Sales Agreement, dated November 28, 2016 (the “Sales Agreement”), pursuant to Section 9(a) thereof. The Sales Agreement was terminable by us or the Agents for any reason at any time without penalty upon three days’ written notice to the other party.
In connection with the filing of the Shelf Registration Statement and the commencement of the ATM Program, we capitalized costs totaling $0.7 million, substantially all of which was written off to selling, general and administrative expense in 2017 after the cancellation of the ATM Program.
Cash and cash equivalents. Our cash and cash equivalents at December 31, 2017 totaled $26.6 million, of which $21.5 million was in foreign accounts, primarily in Europe, Canada and Australia.
Cash flows attributable to our operating activities. For the year ended December 31, 2017, net cash used in operating activities was $13.7 million. The negative operating cash flow was primarily attributable to the net loss of $104.2 million, deferred tax benefits of $46.5 million and a decrease in working capital of $5.0 million, largely offset by the effect of the non-cash goodwill impairment loss of $75.2 million, depreciation and amortization of $52.1 million and non-cash compensation cost of $7.9 million.
For the year ended December 31, 2016, net cash provided by operating activities was $79.6 million. Although we incurred a net loss of $12.7 million, the effect of depreciation and amortization of $48.7 million, a decrease in working capital of $31.2 million and non-cash compensation cost of $7.3 million resulted in positive operating cash flow.
For the seven months ended December 31, 2015, net cash provided by operating activities was $17.3 million. Positive operating cash flow was primarily attributable to net income of $8.9 million, depreciation and amortization of $19.4 million, and non-cash compensation cost of $3.5 million offset by an increase in working capital of $20.4 million.
For the year ended May 31, 2015, net cash provided by operating activities was $43.5 million. Positive operating cash flow was primarily attributable to net income of $40.5 million, depreciation and amortization of $22.8 million, and non-cash compensation cost of $4.8 million offset by a $27.7 million increase in working capital.
Cash flows attributable to our investing activities. For the year ended December 31, 2017, net cash used in investing activities was $34.0 million, consisting primarily of $36.8 million of capital expenditures. Capital expenditures included $1.8 million in costs related to our ERP project. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the year ended December 31, 2016, net cash used in investing activities was $70.8 million, consisting primarily of $48.4 million for business acquisitions, $45.8 million of capital expenditures, partially offset by $13.3 million in net proceeds from the sale of discontinued operations. Capital expenditures included $19.3 million in costs related to our ERP project. Discontinued operations relates to a pipeline inspection business that we acquired as part of the acquisition of Furmanite. This operation was sold in December 2016.
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
Cash flows attributable to our financing activities. For the year ended December 31, 2017, net cash provided by financing activities was $25.6 million, consisting primarily of $222.3 million of proceeds from the issuance of our convertible senior notes, partially offset by $170.0 million in payments on our term loan, $23.0 million of net debt repayments under the revolving portion of our Credit Facility and $1.9 million of Credit Facility debt issuance costs.
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
Effect of exchange rate changes on cash. For the year ended December 31, 2017, the effect of foreign exchange rate changes on cash was a positive impact of $2.5 million. The positive impact in the current period is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, Canadian Dollar, and the British Pound, partially offset by unfavorable fluctuations with the Euro and the Malaysian Ringgit.
For the year ended December 31, 2016, the effect of foreign exchange rate changes on cash was a negative impact of $1.3 million. The negative impact in 2016 was primarily attributable to changes in U.S. Dollar exchange rates with the British Pound.
For the seven months ended December 31, 2015, the effect of foreign exchange rate changes on cash was a negative impact of $1.6 million. The negative impact in the period was primarily attributable to changes in U.S. Dollar exchange rates with Canada, Europe and Malaysia.
For the year ended May 31, 2015, the effect of foreign exchange rate changes on cash was a negative impact of $3.1 million. The negative impact in the period was primarily attributable to changes in U.S. Dollar exchange rates with Canada and Europe.

Contractual Obligations
A summary of contractual obligations as of December 31, 2017 is as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Principal payments on long-term debt	$—	$177,857	$—	$230,000	$407,857
Interest payments on long-term debt[1]	20,265	36,218	23,000	11,500	90,983
Operating lease obligations	33,141	42,193	22,702	21,129	119,165
Defined benefit pension plan contribution obligations	2,508	5,015	5,015	26,021	38,559
Total[2]	$55,914	$261,283	$50,717	$288,650	$656,564
________________________

1
While we cannot predict with any certainty the amount of interest payments due to the expected variability of interest rates and principal amounts outstanding, we have provided estimated amounts of interest payments based on the following assumptions. With respect to our Credit Facility, the calculation includes estimated interest payments totaling $22 million over the remaining contractual period based on the outstanding principal balance and interest rates in effect as of December 31, 2017. With respect to the Notes, includes total interest payments of $69 million assuming that the Notes remain outstanding through the maturity date.

2
The table above excludes approximately $8 million (undiscounted) of lease payments over a 15-year period that we expect to be recorded as a capital lease obligation when the facility subject to the lease is constructed and the lease commences, which is scheduled to occur in 2018.

A summary of long-term liabilities and other long-term obligations as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Long-term liabilities per consolidated balance sheets:
Long-term debt:
Credit Facility	$177,857	$366,911
Convertible debt	209,892	—
Current maturities	—	(20,000)
Long-term debt, excluding current maturities	$387,749	$346,911
Defined benefit pension liability	$14,976	$21,239
Other long-term liabilities	$9,758	$2,592

Other long-term obligations:
Outstanding letters of credit	$22,540	$21,600
Leasing arrangements	$119,165	$110,126

Critical Accounting Policies
The process of preparing financial statements in accordance with GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following five critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue Recognition

•	Goodwill and Intangible Assets

•	Income Taxes

•	Workers’ Compensation, Auto, Medical and General Liability Accruals

•	Allowance for Doubtful Accounts
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services, our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2017 and December 31, 2016, the amount of earned but unbilled revenue included in accounts receivable was $69.1 million and $39.7 million, respectively.
Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trademarks, trade names, patents, technology and customer relationships. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, and it involves using of Level 3 measurements as defined in ASC 820 Fair Value Measurements and Disclosure (“ASC 820”). Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
With respect to our intangible asset associated with the Furmanite trade name, management has recently determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. In accordance with ASC 350 Intangibles—Goodwill and Other (“ASC 350”), we will account for the change in useful life prospectively and amortize the remaining balance during 2018. We expect to recognize additional amortization expense of approximately $12 million in 2018, compared to 2017, as a result of this change in estimate.
Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the ASC 350. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives up to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.
Prior to January 1, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, as discussed under “Newly Adopted Accounting Principles—ASU No. 2017-04” in Note 1 to the consolidated financial statements, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Our goodwill annual test date is December 1 of each year.
For the year ended December 31, 2016, we performed a quantitative test for goodwill impairment as of December 1, 2016 and concluded that there was no impairment. The fair values of the reporting units at December 1, 2016 were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that used multiples, based on observable market data, of certain financial metrics of our reporting units to arrive at fair value. We applied equal weighting to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.

In the second quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the continued market softness, primarily in our TeamFurmanite segment, and the related impacts on our financial results and our stock price. The Company’s interim goodwill impairment test was prepared as of June 30, 2017 using a similar methodology as described above for its 2016 impairment test. The June 30, 2017 interim goodwill impairment test indicated no impairment as the fair values of each reporting unit exceeded their carrying values. On June 30, 2017, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $175 million or 33%. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value. With respect to our TeamQualspec and TeamFurmanite reporting unit, the fair values exceeded carrying values by 65% and 46%, respectively.
In the third quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an additional interim goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, coupled with the continuation of the other factors noted above. This interim goodwill impairment test was prepared as of July 31, 2017 using a similar methodology as used in the December 1, 2016 and June 30, 2017 impairment tests as described above, except that additional weighting was given to the income approach. Additionally, for the two market approaches, we added a weighting of historical financial metrics in addition to projected financial metrics. Management believes these changes were appropriate given the significant decrease in share price since the last interim impairment test in order to reconcile its reporting unit fair values to the lower market capitalization. The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the TeamFurmanite and TeamQualspec reporting units exceeded their fair values. The carrying value of the TeamFurmanite reporting unit exceeded its fair value by $54.1 million and the carrying value of the TeamQualspec reporting unit exceeded its fair value by $21.1 million, resulting in a total impairment loss of $75.2 million. The fair values of the reporting units are “Level 3” measurements as defined in Note 10 to the consolidated financial statements. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value.
For our annual goodwill impairment test as of December 1, 2017, we elected to perform a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test date. Our qualitative assessment considered relevant events and circumstances occurring since the July 31, 2017 quantitative impairment test date that could affect the fair value or carrying amount of the reporting units. Specifically, we considered changes in the Company’s stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting the Company and actual changes in the carrying value of our net assets. After considering all positive and negative evidence, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated.
There was $284.8 million and $355.8 million of goodwill at December 31, 2017 and 2016, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2017
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of year	$213,475	$109,059	$33,252	$355,786
Acquisitions	—	—	—	—
Foreign currency adjustments	1,876	1,642	741	4,259
Impairment loss	(21,140)	(54,101)	—	(75,241)
Balance at end of year	$194,211	$56,600	$33,993	$284,804

	Twelve Months Ended December 31, 2016
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	89,646	4,137	99,738
Foreign currency adjustments	23	(461)	(168)	(606)
Impairment loss	—	—	—	—
Balance at end of period	$213,475	$109,059	$33,252	$355,786

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
Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2017, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $6.0 million, U.S net operating loss carry forwards of $99.0 million and unutilized research and development tax credits of $0.8 million. Our belief is based upon our record of historical earnings levels in recent years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2017, our deferred tax assets were $59.7 million, less a valuation allowance of $26.2 million. As of December 31, 2017, our deferred tax liabilities were $33.3 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2017, our unrecognized tax benefits related to uncertain tax positions were $1.2 million.

The 2017 Tax Act was enacted on December 22, 2017 and represents a significant change to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings that have not previously been repatriated to the U.S.
Due to the complexities involved in accounting for the 2017 Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which requires companies include in their financial statements reasonable estimates of the impacts of the 2017 Tax Act to the extent such reasonable estimates have been determined. Under SAB 118, companies are allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company has recorded certain reasonable estimates of the tax impact in its consolidated financial statements as of and for the year ended December 31, 2017, as detailed in Note 8 to the consolidated financial statements. However, we have not yet completed our accounting for the income tax effects of certain elements of the 2017 Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the 2017 Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into the measurement deferred taxes. The Company will continue to evaluate the impact of the 2017 Tax Act and will record any resulting adjustments to its provisional estimates during 2018, which may materially impact our income tax expense (benefit).
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the year ended December 31, 2017 were $0.5 million. The foreign currency transaction gains realized in the year ended December 31, 2017 reflect the effects of fluctuations in the U.S. Dollar relative to the currencies we have exposure to, including but not limited to, the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit and Mexican Peso.

In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2017 and 2016 or for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive income were $10.6 million for the year ended December 31, 2017.
Based on the year ended December 31, 2017, we had foreign currency-based revenues and operating income of $328.8 million and $14.9 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $32.9 million and $1.5 million, respectively.
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
On July 31, 2017, we issued $230.0 million of aggregate principal amount of 5.00% Convertible Senior Notes due 2023. The Notes are initially convertible into 10,599,067 shares of our common stock. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we have recorded an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. As such, movement in our stock price could materially and adversely affect our financial results, including our net income (loss) as well as increase the volatility of our financial results from period to period. The Company recorded a gain on this embedded derivative of $0.8 million in the consolidated statement of operations for the year ended December 31, 2017. As of December 31, 2017, the fair value of the embedded derivative reflected in our consolidated balance sheet was $20.6 million.
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2017, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Team, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, the seven months ended December 31, 2015, and the year ended May 31, 2015 and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Houston, Texas
March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, the seven months ended December 31, 2015, and the year ended May 31, 2015 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, the seven months ended December 31, 2015, and the year ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 15, 2018

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,552	$46,216
Receivables, net of allowance of $11,308 and $7,835	301,963	262,773
Inventory	49,703	49,571
Income tax receivable	892	512
Deferred income taxes	—	16,521
Prepaid expenses and other current assets	17,950	25,764
Total current assets	397,060	401,357
Property, plant and equipment, net	203,219	203,130
Intangible assets, net of accumulated amortization of $54,184 and $37,309	160,161	176,104
Goodwill	284,804	355,786
Other assets, net	5,798	4,826
Deferred income taxes	4,793	6,215
Total assets	$1,055,835	$1,147,418
LIABILITIES AND EQUITY
Current liabilities:
Current-portion of long term debt	$—	$20,000
Accounts payable	55,312	47,817
Other accrued liabilities	92,472	79,904
Total current liabilities	147,784	147,721
Deferred income taxes	38,100	93,318
Long-term debt	387,749	346,911
Defined benefit pension liability	14,976	21,239
Other long-term liabilities	9,758	2,592
Total liabilities	598,367	611,781
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,953,041 and 29,784,734 shares issued	8,984	8,934
Additional paid-in capital	352,500	336,756
Retained earnings	115,780	218,947
Accumulated other comprehensive loss	(19,796)	(29,000)
Total equity	457,468	535,637
Total liabilities and equity	$1,055,835	$1,147,418

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Revenues	$1,200,211	$1,196,696	$571,718	$842,047
Operating expenses	890,212	868,144	409,391	584,054
Gross margin	309,999	328,552	162,327	257,993
Selling, general and administrative expenses	348,391	323,973	142,643	189,528
Restructuring and other related charges, net	2,651	5,513	—	—
(Gain) loss on revaluation of contingent consideration	(1,174)	2,184	522	—
Goodwill impairment loss	75,241	—	—	—
Operating income (loss)	(115,110)	(3,118)	19,162	68,465
Interest expense, net	21,487	12,667	4,898	2,489
Write-off of deferred loan costs	1,244	—	—	—
Gain on convertible debt embedded derivative	(818)	—	—	—
Foreign currency (gain) loss and other	510	(127)	813	2,686
Income (loss) from continuing operations before income taxes	(137,533)	(15,658)	13,451	63,290
Less: Provision (benefit) for income taxes (see Note 8)	(33,372)	(3,093)	4,573	22,793
Income (loss) from continuing operations	(104,161)	(12,565)	8,878	40,497
Loss from discontinued operations, net of income tax	—	(111)	—	—
Net income (loss)	(104,161)	(12,676)	8,878	40,497
Less: Income attributable to noncontrolling interest	—	—	—	427
Net income (loss) attributable to Team shareholders	$(104,161)	$(12,676)	$8,878	$40,070

Basic earnings (loss) per common share:
Continuing operations	$(3.49)	$(0.45)	$0.43	$1.95
Discontinued operations	—	—	—	—
Net income (loss)	$(3.49)	$(0.45)	$0.43	$1.95

Diluted earnings (loss) per common share:
Continuing operations	$(3.49)	$(0.45)	$0.41	$1.85
Discontinued operations	—	—	—	—
Net income (loss)	$(3.49)	$(0.45)	$0.41	$1.85

Amounts attributable to Team shareholders:
Income (loss) from continuing operations, net of income tax	$(104,161)	$(12,565)	$8,878	$40,070
Loss from discontinued operations, net of income tax	—	(111)	—	—
Net income (loss)	$(104,161)	$(12,676)	$8,878	$40,070

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Net income (loss)	$(104,161)	$(12,676)	$8,878	$40,497
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	10,607	(3,849)	(7,228)	(15,822)
Foreign currency hedge	(1,802)	481	101	3,237
Net actuarial gain (loss) on defined benefit pension plans	3,226	(10,518)	—	—
Amortization of net actuarial loss on defined benefit pension plans	71	—	—	—
Other comprehensive income (loss), before tax	12,102	(13,886)	(7,127)	(12,585)
Tax (provision) benefit attributable to other comprehensive income (loss)	(2,898)	3,260	2,291	1,655
Total other comprehensive income (loss), net of tax	9,204	(10,626)	(4,836)	(10,930)
Total comprehensive income (loss)	(94,957)	(23,302)	4,042	29,567
Less: Total comprehensive income attributable to noncontrolling interest	—	—	—	356
Total comprehensive income (loss) attributable to Team shareholders	$(94,957)	$(23,302)	$4,042	$29,211

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Non- controlling Interest	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 1, 2014	20,478	—	$6,142	$—	$105,872	$5,678	$202,032	$(2,679)	$317,045
Net income	—	—	—	—	—	—	40,497	—	40,497
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(13,263)	(13,263)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	2,333	2,333
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	356	(427)	71	—
Non-cash compensation	—	—	—	—	4,838	—	—	—	4,838
Vesting of stock awards	106	—	33	—	(1,808)	—	—	—	(1,775)
Tax effect of share-based payment arrangements	—	—	—	—	3,034	—	—	—	3,034
Exercise of stock options	325	—	98	—	3,706	—	—	—	3,804
Purchase of treasury stock	—	(547)	—	(21,138)	—	—	—	—	(21,138)
Balance at May 31, 2015	20,909	(547)	6,273	(21,138)	115,642	6,034	242,102	(13,538)	335,375
Net income	—	—	—	—	—	—	8,878	—	8,878
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,898)	(4,898)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	62	62
Purchase of noncontrolling interest	728	—	218	—	(118)	(6,034)	—	—	(5,934)
Non-cash compensation	—	—	—	—	3,522	—	—	—	3,522
Vesting of stock awards	89	—	27	—	(1,402)	—	—	—	(1,375)
Tax effect of share-based payment arrangements	—	—	—	—	374	—	—	—	374
Exercise of stock options	111	—	34	—	2,108	—	—	—	2,142
Balance at December 31, 2015	21,837	(547)	6,552	(21,138)	120,126	—	250,980	(18,374)	338,146
Net loss	—	—	—	—	—	—	(12,676)	—	(12,676)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(2,498)	(2,498)
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	300	300
Change in defined benefit pension plan net actuarial loss, net of tax	—	—	—	—	—	—	—	(8,428)	(8,428)
Non-cash compensation	—	—	—	—	7,313	—	—	—	7,313
Vesting of stock awards	142	—	40	—	(1,749)	—	—	—	(1,709)
Tax effect of share-based payment arrangements	—	—	—	—	(535)	—	—	—	(535)
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	—	211,530
Exercise of stock options	251	—	75	—	5,828	—	—	—	5,903
Issuance of common stock	168	—	50	—	5,884	—	—	—	5,934
Purchase of treasury stock	—	(274)	—	(7,593)	—	—	—	—	(7,593)
Retirement of treasury stock	(821)	821	(245)	28,731	(9,129)	—	(19,357)	—	—
Other		—	—	—	(50)	—	—	—	(50)
Balance at December 31, 2016	29,785	—	8,934	—	336,756	—	218,947	(29,000)	535,637
Adoption of ASU 2016-09	—	—	—	—	—	—	994	—	994
Net loss	—	—	—	—	—	—	(104,161)	—	(104,161)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	7,688	7,688
Foreign currency hedge, net of tax	—	—	—	—	—	—	—	(1,114)	(1,114)
Change in defined benefit pension plan net actuarial loss, net of tax	—	—	—	—	—	—	—	2,630	2,630
Issuance of convertible debt, net of tax	—	—	—	—	8,415	—	—	—	8,415
Non-cash compensation	—	—	—	—	7,876	—	—	—	7,876
Vesting of stock awards	152	—	45	—	(992)	—	—	—	(947)
Exercise of stock options	16	—	5	—	445	—	—	—	450
Balance at December 31, 2017	29,953	—	$8,984	$—	$352,500	$—	$115,780	$(19,796)	$457,468
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Cash flows from operating activities:
Net income (loss)	$(104,161)	$(12,676)	$8,878	$40,497
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,143	48,673	19,426	22,787
Write-off of deferred loan costs	1,244	—	—	—
Loss on asset impairment and disposals	553	1,540	51	617
Amortization of deferred loan costs and debt discount	3,085	541	256	223
Provision for doubtful accounts	7,097	6,336	1,819	233
Loss on investment in Venezuela	—	—	—	1,177
Foreign currency (gain) loss	499	(93)	813	1,509
Deferred income taxes	(46,540)	(4,236)	2,411	(729)
(Gain) loss on contingent consideration revaluation	(1,174)	2,184	522	—
Gain on convertible debt embedded derivative	(818)	—	—	—
Goodwill impairment loss	75,241	—	—	—
Non-cash compensation cost	7,876	7,313	3,469	4,838
Other, net	(3,789)	(1,182)	—	—
(Increase) decrease, net of the effects of acquisitions:
Receivables	(39,820)	16,518	15,231	(43,425)
Inventory	614	2,119	372	(925)
Prepaid expenses and other current assets	6,642	(163)	(111)	(2,525)
Increase (decrease), net of the effects of acquisitions:
Accounts payable	6,424	8,361	(13,365)	10,789
Other accrued liabilities	14,896	(2,346)	(14,426)	9,377
Income taxes	6,260	6,675	(8,085)	(972)
Net cash (used in) provided by operating activities	(13,728)	79,564	17,261	43,471
Cash flows from investing activities:
Capital expenditures	(36,798)	(45,812)	(25,802)	(28,769)
Proceeds from disposal of assets	3,259	4,232	5,227	133
Net proceeds from sale of discontinued operations	—	13,295	—	—
Business acquisitions, net of cash acquired	—	(48,382)	(262,100)	(3,075)
Change in restricted cash	—	5,000	(5,000)	—
Change related to Venezuelan operations	—	—	—	(620)
Other	(457)	827	(105)	550
Net cash used in investing activities	(33,996)	(70,840)	(287,780)	(31,781)
Cash flows from financing activities:
Net debt borrowings (payments) on Credit Facility	(23,006)	15,996	103,000	8,000
Net (payments) borrowings under term loan	(170,000)	(20,000)	190,000	—
Issuance of convertible debt, net of issuance costs	222,311	—	—	—
Deferred consideration payments	—	(694)	(2,307)	(1,000)
Contingent consideration payments	(1,278)	(1,816)	(230)	(1,000)
Purchase of noncontrolling interest	—	—	(5,934)	—
Debt issuance costs on Credit Facility	(1,938)	(801)	(1,950)	—
Payments related to withholding tax for share-based payment arrangements	(947)	(1,709)	(1,375)	(1,775)
Corporate tax effect from share-based payment arrangements	—	(535)	374	3,034
Exercise of stock options	450	5,903	2,142	3,804
Issuance of common stock, net of issuance costs	—	5,243	—	—
Purchase of treasury stock	—	(7,593)	—	(21,138)
Net cash provided by (used in) financing activities	25,592	(6,006)	283,720	(10,075)
Effect of exchange rate changes on cash	2,468	(1,327)	(1,587)	(3,060)
Net (decrease) increase in cash and cash equivalents	(19,664)	1,391	11,614	(1,445)
Cash and cash equivalents at beginning of period	46,216	44,825	33,211	34,656
Cash and cash equivalents at end of period	$26,552	$46,216	$44,825	$33,211
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$13,176	$12,207	$3,907	$2,028
Income taxes	$5,719	$(2,741)	$10,252	$21,491
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: TeamQualspec Group (“TeamQualspec”) (formerly the Inspection and Heat Treating Services Group), TeamFurmanite Group (“TeamFurmanite”) (formerly the Mechanical Services Group) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
TeamFurmanite, our mechanical services segment, provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services TeamFurmanite provides include field machining, technical bolting, field valve repair, and isolation test plugging services. On-stream services offered by TeamFurmanite represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
We offer these services globally through over 220 locations in 20 countries throughout the world with more than 7,300 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms.
Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”.
In November 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2015 to December 31, 2015. In this report, the periods presented are the years ended December 31, 2017 and 2016, the seven-month transition period from June 1, 2015 to December 31, 2015 and the year ended May 31, 2015. For comparison purposes, we have also included unaudited data for the year ended December 31, 2015 and for the seven months ended December 31, 2014 (see Note 20).
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of December 31, 2017 is $231.6 million (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 10) measurement, determined based on the observed trading price of these instruments.
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
Revenue recognition. Most of our projects are short-term in nature and we predominantly derive revenues by providing a variety of industrial services on a time and material basis. For all of these services our revenues are recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. However, due to various contractual terms with our customers, at the end of any reporting period, there may be earned but unbilled revenue that is accrued to properly match revenues with related costs. At December 31, 2017 and December 31, 2016, the amount of earned but unbilled revenue included in accounts receivable was $69.1 million and $39.7 million, respectively.
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
Prior to January 1, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, as discussed under “Newly Adopted Accounting Principles—ASU No. 2017-04” below, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Our goodwill annual test date is December 1 of each year.
For the year ended December 31, 2016, we performed a quantitative test for goodwill impairment as of December 1, 2016 and concluded that there was no impairment. The fair values of the reporting units at December 1, 2016 were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that used multiples, based on observable market data, of certain financial metrics of our reporting units to arrive at fair value. We applied equal weighting to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization. At December 1, 2016, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $437 million or 80%, and the fair value of each reporting unit significantly exceeded its respective carrying amount as of that date.
In the second quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the continued market softness, primarily in our TeamFurmanite segment, and the related impacts on our financial results and our stock price. The Company’s interim goodwill impairment test was prepared as of June 30, 2017 using a similar methodology as described above for its 2016 impairment test. The June 30, 2017 interim goodwill impairment test indicated no impairment as the fair values of each reporting unit exceeded their carrying values. On June 30, 2017, our market capitalization exceeded the carrying value of our consolidated net assets by approximately $175 million or 33%. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value. With respect to our TeamQualspec and TeamFurmanite reporting unit, the fair values exceeded carrying values by 65% and 46%, respectively.
In the third quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an additional interim goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, coupled with the continuation of the other factors noted above. This interim goodwill impairment test was prepared as of July 31, 2017 using a similar methodology as used in the December 1, 2016 and June 30, 2017 impairment tests as described above, except that additional weighting was given to the income approach. Additionally, for the two market approaches, we added a weighting of historical financial metrics in addition to projected financial metrics. Management believes these changes were appropriate given the significant decrease in share price since the last interim impairment test in order to reconcile its reporting unit fair values to the lower market capitalization. The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the TeamFurmanite and TeamQualspec reporting units exceeded their fair values. The carrying value of the TeamFurmanite reporting unit exceeded its fair value by $54.1 million and the carrying value of the TeamQualspec reporting unit exceeded its fair value by $21.1 million, resulting in a total impairment loss of $75.2 million. The fair values of the reporting units are “Level 3” measurements as defined in Note 10. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value.
For our annual goodwill impairment test as of December 1, 2017, we elected to perform a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test date. Our qualitative assessment considered relevant events and circumstances occurring since the July 31, 2017 quantitative impairment test date that could affect the fair value or carrying amount of the reporting units. Specifically, we considered changes in the Company’s stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting the Company and actual changes in the carrying value of our net assets. After considering all positive and negative evidence, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated.
There was $284.8 million and $355.8 million of goodwill at December 31, 2017 and 2016, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2017
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of period	$213,475	$109,059	$33,252	$355,786
Acquisitions	—	—	—	—
Foreign currency adjustments	1,876	1,642	741	4,259
Impairment loss	(21,140)	(54,101)	—	(75,241)
Balance at end of period	$194,211	$56,600	$33,993	$284,804

	Twelve Months Ended December 31, 2016
	TeamQualspec	TeamFurmanite	Quest Integrity	Total
Balance at beginning of year	$207,497	$19,874	$29,283	$256,654
Acquisitions	5,955	89,646	4,137	99,738
Foreign currency adjustments	23	(461)	(168)	(606)
Impairment loss	—	—	—	—
Balance at end of year	$213,475	$109,059	$33,252	$355,786

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

Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no reserve has been established. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change, or conversely, that a previously established valuation allowance would not need to be released. Any change in the valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2017, we believe that it is more likely than not that we will have sufficient reversals of temporary differences and future taxable income to allow us to realize the benefits of the net deferred tax assets except for those related to net operating loss carry forwards of certain foreign subsidiaries in the amount $6.0 million, United States (“U.S.”) net operating loss carry forwards of $99.0 million and unutilized research and development tax credits of $0.8 million. Our belief is based upon our record of historical earnings levels in recent years and projections of future taxable income over the periods in which the future deductible temporary differences become deductible. As of December 31, 2017, our deferred tax assets were $59.7 million, less a valuation allowance of $26.2 million. As of December 31, 2017, our deferred tax liabilities were $33.3 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2017, our unrecognized tax benefits related to uncertain tax positions were $1.2 million.

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017 and represents a significant change to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings that have not previously been repatriated to the U.S.
Due to the complexities involved in accounting for the 2017 Tax Act, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which requires companies include in their financial statements reasonable estimates of the impacts of the 2017 Tax Act to the extent such reasonable estimates have been determined. Under SAB 118, companies are allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company has recorded certain reasonable estimates of the tax impact in its consolidated statement of operations for year ended December 31, 2017, as detailed in Note 8. However, we have not yet completed our accounting for the income tax effects of certain elements of the 2017 Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the 2017 Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into the measurement deferred taxes. The Company will continue to evaluate the impact of the 2017 Tax Act and will record any resulting adjustments to its provisional estimates during 2018, which may materially impact our income tax expense (benefit).
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) attributable to Team stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) attributable to Team stockholders, less income or loss for the period attributable to the noncontrolling interest, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method, (3) the dilutive effect of the assumed conversion of our noncontrolling interest to our common stock prior to the acquisition of that interest and (4) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. The Company’s intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.
Amounts used in basic and diluted earnings (loss) per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Weighted-average number of basic shares outstanding	29,849	28,095	20,852	20,500
Stock options, stock units and performance awards	—	—	260	419
Conversion of noncontrolling interest	—	—	313	732
Convertible senior notes	—	—	—	—
Total shares and dilutive securities	29,849	28,095	21,425	21,651
For the years ended December 31, 2017 and 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for the year ended December 31, 2017, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable period. For information on our convertible senior notes and our share-based compensation awards, refer to Note 9 and Note 11, respectively. There were no share-based awards outstanding during the seven months ended December 31, 2015 and the year ended May 31, 2015 that were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the periods.
On August 31, 2015, we issued 728,266 shares of restricted common stock and paid $5.9 million in cash to acquire the noncontrolling interest of Quest Integrity Group, LLC. Prior to August 31, 2015, these shares were included as dilutive securities in the earnings per share calculation as set forth above.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2017 and 2016 or for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015.
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
ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of ASU 2015-17 on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our consolidated balance sheet at December 31, 2017, while our consolidated balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows.
ASU No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which makes several modifications to GAAP related to share-based payments including the accounting for forfeitures, employee taxes and the financial statement presentation and timing of recognition of excess tax benefits or deficiencies. Specifically, ASU 2016-09 requires excess tax benefits and deficiencies to be recognized in the statements of operations as part of the provision for income tax (benefit) whereas previous guidance generally resulted in such amounts being recognized in additional paid-in capital. ASU 2016-09 also clarifies the statement of cash flows presentation for certain items associated with share-based awards. We adopted ASU 2016-09 on January 1, 2017. With respect to the requirement to recognize excess tax benefits or deficiencies in the statements of operations, we began recognizing such amounts, on a prospective basis, effective January 1, 2017 as a component of our provision (benefit) for income taxes as a discrete item. For the year ended December 31, 2017, we recognized $1.8 million of net tax benefit deficiencies in the consolidated statement of operations. Also, beginning prospectively on January 1, 2017, excess tax benefits, if any, from share-based awards are classified as operating activities instead of financing activities in our consolidated statements of cash flows, as required by the ASU. Additionally, in connection with the adoption, we recorded a cumulative-effect adjustment of $1.0 million that increased the opening balance of retained earnings as of January 1, 2017, reflecting the recognition of certain excess tax benefits from share-based awards that did not yet qualify for recognition under previous guidance. The adoption of the other requirements in ASU 2016-09 had no impact on our results of operations, financial position or cash flows.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Prior to adoption of ASU 2017-04, if an impairment of goodwill is indicated, entities were required to then calculate the implied fair value of goodwill to determine the amount of impairment loss. This procedure, referred to as the second step of the goodwill impairment test, required the determination of the fair value of the assets and liabilities of a reporting unit as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date. ASU 2017-04 eliminated the second step and instead requires that the impairment loss be measured as the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We elected to early adopt ASU 2017-04 prospectively effective January 1, 2017. Upon adoption, ASU 2017-04 had no impact on our consolidated financial statements, but we applied this new guidance to our 2017 goodwill impairment tests.
Accounting Principles Not Yet Adopted

ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 supersedes most existing revenue recognition guidance. Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are billed based upon a fixed price agreed upon in advance. For these fixed price contracts, we expect that ASU 2014-09 will generally result in the recognition of revenue as the services are provided compared to recognition of revenue at the time of completion of those contracts, under previous guidance. However, based on our current assessment of contracts with customers, we do not expect that the adoption of ASU 2014-09 will result in significant changes to the overall pattern or timing of our revenue recognition. However, to account for the cumulative effect of initially applying ASU 2014-09 as of January 1, 2018, we expect to recognize a pre-tax increase to the opening balance of retained earnings of less than $10 million in the first quarter of 2018, pursuant to the modified retrospective transition method, with a corresponding increase to contract assets for certain fixed-price contracts that were not yet completed as of the date of adoption. Because we will apply the modified retrospective transition method of adoption, comparative periods prior to January 1, 2018 will not be retrospectively adjusted to reflect adoption of ASU 2014-09.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which changes the accounting for leases, including a requirement to record essentially all leases on the consolidated balance sheets as assets and liabilities. This ASU is effective for fiscal years beginning after December 15, 2018. We will adopt ASU 2016-02 effective January 1, 2019. We are currently evaluating the impact this ASU will have on our ongoing financial reporting, however we expect a significant amount of assets and liabilities will be recognized on our consolidated balance sheet upon adoption.
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
ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies the classification in the statement of cash flows of certain items, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and cash receipts and payments having aspects of more than one class of cash flows. We will adopt ASU 2016-15 in the first quarter of 2018, but we do not expect such adoption will have a material impact on our statements of cash flows.
ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for the Company beginning January 1, 2018. Based on our current assessment of ASU 2016-16, at this time we do not anticipate that the adoption of this guidance in the first quarter of 2018 will result in a material impact to our consolidated financial statements.
ASU No. 2017-07. In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which prescribes where in the statement of operations the components of net periodic pension cost and net periodic postretirement benefit cost should be reported. Under ASU 2017-07, the service cost component is required to be reported in the same line or line items that other compensation costs of the associated employees are reported, while the other components are reported outside of operating income (loss). The changes in presentation in ASU 2017-07 are required to be adopted by the Company in the first quarter of 2018 and are to be applied retrospectively. ASU 2017-07 will apply to the presentation, in our statements of operations, of the net periodic pension cost (credit) associated with our defined benefit pension plans, which are discussed in Note 12. We do not believe that the changes in presentation required under ASU 2017-07 will have a material impact on our results of operations, although we expect that most of our net periodic pension cost (credit) will be classified outside of operating income (loss) upon adoption.
ASU No. 2017-09. In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity apply modification accounting in Topic 718. Under ASU 2017-09, modification accounting is required unless the effect of the modification does not impact the award’s fair value, vesting conditions and its classification as an equity instrument or liability instrument. ASU 2017-09 is required to be adopted prospectively beginning in the first quarter of 2018. We do not expect the adoption of ASU 2017-09 to have a material impact on our share-based compensation expense.
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
ASU No. 2018-02. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 introduces the option to reclassify from accumulated other comprehensive income (loss) to retained earnings the “stranded” tax effects resulting from the Tax Cuts and Jobs Act (see Note 8). Under GAAP, certain deferred tax assets or liabilities may originate through income tax activity recognized in other comprehensive income (loss). However, because the adjustment of deferred tax assets and liabilities due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income (loss) from continuing operations, the tax effects of items within accumulated other comprehensive income (loss) are not adjusted to reflect the new tax rate, resulting in “stranded” tax effects. ASU 2018-02 provides an option to reclassify such tax effects from accumulated other comprehensive income (loss) to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether to elect the option set forth in ASU 2018-02.
2. ACQUISITIONS
Furmanite. In November 2015, Team and Furmanite Corporation (now Furmanite LLC, “Furmanite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we acquired all the outstanding shares of Furmanite in a stock transaction whereby Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. The merger was completed on February 29, 2016. Outstanding Furmanite share-based payment awards were generally converted into comparable share-based awards of Team, with certain awards vesting upon the closing of the merger, pursuant to the Merger Agreement. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services worldwide.
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
The fair value of accounts receivable acquired was $65.9 million, considering we expect $7.9 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $13.6 million associated with discontinued operations, which is included in the current assets of discontinued operations line above. The gross contractual amount of receivables acquired was $88.0 million
Current assets of discontinued operations as of the acquisition date also includes $3.3 million of goodwill and $1.6 million of intangible assets that were allocated to a business that we sold in December 2016, as discussed in Note 15. The amount of current assets of discontinued operations acquired shown above is net of costs to sell of $1.1 million.
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
Qualspec. In July 2015, we acquired 100% of the membership interests in Qualspec for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the U.S., with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec was primarily specialized in nested or run-and-maintain services and adds strength to our resident refinery inspection programs with major customer relationships across the U.S., as well as to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility.

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

3. RECEIVABLES
A summary of accounts receivable as of December 31, 2017 and December 31, 2016 is as follows (in thousands):

	December 31,
	2017	2016
Trade accounts receivable	$244,133	$230,889
Unbilled revenues	69,138	39,719
Allowance for doubtful accounts	(11,308)	(7,835)
Total	$301,963	$262,773
The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts (in thousands):

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Balance at beginning of period	$7,835	$3,548	$2,775	$4,784
Provision for doubtful accounts	7,097	6,336	1,819	233
Write-off of bad debts	(3,624)	(2,049)	(1,046)	(2,242)
Balance at end of period	$11,308	$7,835	$3,548	$2,775
4. INVENTORY
A summary of inventory as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Raw materials	$8,707	$6,844
Work in progress	2,836	2,713
Finished goods	38,160	40,014
Total	$49,703	$49,571

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Land	$6,698	$7,429
Buildings and leasehold improvements	47,924	42,257
Machinery and equipment	261,343	233,063
Furniture and fixtures	9,405	8,431
Capitalized ERP system development costs	46,637	44,876
Computers and computer software	13,052	11,775
Automobiles	5,070	5,370
Construction in progress	12,613	12,997
Total	402,742	366,198
Accumulated depreciation and amortization	(199,523)	(163,068)
Property, plant, and equipment, net	$203,219	$203,130

Depreciation expense for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 was $35.7 million, $33.5 million, $13.9 million and $19.0 million, respectively.
At the end of 2013, we initiated the design and implementation of a new ERP system, which was substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and is computed by the straight-line method. Through December 31, 2017, we have capitalized $46.6 million associated with the project that includes $1.6 million of capitalized interest, and we have recognized $2.6 million of amortization expense.
6. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,226	$(38,712)	$136,514
Non-compete agreements	5,563	(4,509)	1,054
Trade names	24,830	(6,211)	18,619
Technology	7,867	(4,292)	3,575
Licenses	859	(460)	399
Total	$214,345	$(54,184)	$160,161

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,742	$(25,508)	$149,234
Non-compete agreements	5,397	(3,896)	1,501
Trade names	24,624	(4,216)	20,408
Technology	7,812	(3,364)	4,448
Licenses	838	(325)	513
Total	$213,413	$(37,309)	$176,104

Amortization expense for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 was, $16.5 million, $16.1 million, $5.5 million, and $3.8 million, respectively. Amortization expense for current intangible assets is forecast to be approximately $29 million in 2018, approximately $14 million per year in 2019 and 2020 and approximately $13 million per year in 2021 and 2022. The increase in forecast amortization expense for 2018 is primarily due to a change in the estimated useful life of the Furmanite trade name, to be accounted for prospectively beginning January 1, 2018. The weighted-average amortization period for intangible assets subject to amortization is 13.3 years as of December 31, 2017. The weighted-average amortization period as of December 31, 2017 is 13.5 years for customer relationships, 4.5 years for non-compete agreements, 12.5 years for trade names, 9.6 years for technology and 9.3 years for licenses.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Payroll and other compensation expenses	$40,988	$38,214
Insurance accruals	15,799	13,896
Property, sales and other non-income related taxes	6,483	5,599
Lease commitments	1,616	2,119
Deferred revenue	6,102	3,433
Accrued commission	1,473	1,355
Accrued interest	5,950	603
Volume discount	1,545	1,067
Contingent consideration	1,246	2,103
Professional fees	1,098	1,530
Other	10,172	9,985
Total	$92,472	$79,904

8. INCOME TAXES
For the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, we were taxed on income (loss) from continuing operations at an effective tax rate of 24%, 20%, 34% and 36%, respectively. Our income tax provision (benefit) on continuing operations for years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, was $(33.4) million, $(3.1) million, $4.6 million and $22.8 million, respectively, and includes federal, state and foreign taxes. The components of our tax provision (benefit) on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2017:
U.S. Federal	$6,177	$(42,516)	$(36,339)
State & local	170	(4,819)	(4,649)
Foreign jurisdictions	6,821	795	7,616
	$13,168	$(46,540)	$(33,372)
Twelve months ended December 31, 2016:
U.S. Federal	$(2,048)	$(5,262)	$(7,310)
State & local	(1,338)	206	(1,132)
Foreign jurisdictions	4,529	820	5,349
	$1,143	$(4,236)	$(3,093)
Seven months ended December 31, 2015:
U.S. Federal	$(4)	$1,667	$1,663
State & local	90	187	277
Foreign jurisdictions	2,128	505	2,633
	$2,214	$2,359	$4,573
Twelve months ended May 31, 2015:
U.S. Federal	$17,183	$606	$17,789
State & local	2,634	(141)	2,493
Foreign jurisdictions	3,598	(1,087)	2,511
	$23,415	$(622)	$22,793
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 were as follows (in thousands):

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Domestic	$(149,045)	$(25,488)	$6,627	$51,784
Foreign	11,512	9,830	6,824	11,506
	$(137,533)	$(15,658)	$13,451	$63,290

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Pre-tax income (loss) from continuing operations	$(137,533)	$(15,658)	$13,451	$63,290
Computed income taxes at statutory rate	(48,136)	(5,481)	4,710	22,153
State income taxes, net of federal benefit	(4,709)	(713)	258	1,670
Foreign tax rate differential	(642)	(707)	(648)	(1,318)
Production activity deduction	—	—	(10)	(136)
Deferred taxes on investment in foreign subsidiaries	(17,079)	1,777	(335)	819
Non-deductible expenses	1,030	871	335	513
Foreign tax credits	(17,445)	(2,302)	(19)	(11)
Other tax credits	(631)	(1,033)	(446)	(223)
Deemed repatriation tax	24,374	—	—	—
Goodwill impairment	19,442	—	—	—
Dividend from foreign subsidiaries	—	2,021	—	—
Valuation allowance	20,955	1,986	771	(394)
Rate change	(17,360)	—	—	—
Other	6,829	488	(43)	(280)
Total provision (benefit) for income tax on continuing operations	$(33,372)	$(3,093)	$4,573	$22,793

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued compensation and benefits	$9,810	$12,559
Receivables	2,381	3,856
Inventory	873	3,539
Stock options	738	1,526
Foreign currency translation and other equity adjustments	2,945	6,359
Other accrued liabilities	3,066	5,811
Tax credit carry forward	2,588	4,769
Net operating loss carry forwards	35,185	25,061
Other	2,066	4,227
Deferred tax assets	59,652	67,707
Less: Valuation allowance	(26,185)	(13,168)
Deferred tax assets, net	33,467	54,539
Deferred tax liabilities:
Property, plant and equipment	(20,918)	(28,700)
Goodwill and intangible costs	(27,762)	(43,737)
Unremitted earnings of foreign subsidiaries	(13,795)	(51,087)
Convertible debt	(3,622)	—
Other	(679)	(1,602)
Deferred tax liabilities	(66,776)	(125,126)
Net deferred tax liability	$(33,309)	$(70,587)
As of December 31, 2017, we had a valuation allowance of $26.2 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates primarily to deferred tax asset on U.S. net operating loss carry forwards in the amount of $19.8 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider factors including the reversal of future taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.
As of December 31, 2017, we had net foreign net operating loss carry forwards totaling $5.6 million that were expected to be realized in the future periods. A total of $2.2 million has an unlimited carry forward period and will therefore not expire.
At December 31, 2017, we also have net operating loss carry forwards for U.S. federal income tax purposes of $99.0 million, which are available, subject to certain limitations, to offset future taxable income, if any, through the year 2037. In addition, we have alternative minimum tax credit carry forwards of approximately $1.2 million which, under the 2017 Tax Act, can be used to offset regular income tax in future periods, and which is refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021).
At December 31, 2017, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As a result of the recent changes in U.S. tax law (the 2017 Tax Act, as further discussed below), we recorded a net tax benefit of $17.1 million reflecting the impact of a new foreign dividends-received deduction for U.S. tax purposes. The existence of this deduction under the new law has significantly reduced our requirement under ASC 740 to recognize a deferred tax liability for the future remittance of such earnings to the U.S.
At December 31, 2017, we have established liabilities for uncertain tax positions of $1.2 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.
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
Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Balance at beginning of year	$858	$539	$477	$715
Acquisition of Furmanite uncertain tax positions	—	660	—	—
Additions based on current year tax positions	—	464	62	—
Additions based on tax positions related to prior years	301	96	—	68
Reductions based on tax positions related to prior years	—	(564)	—	(306)
Settlements	—	(337)	—	—
Reductions resulting from a lapse of the applicable statute of limitations	—	—	—	—
Balance at end of year	$1,159	$858	$539	$477

The estimated amount of liabilities recorded for uncertain tax positions that we believe will be effectively settled within the next twelve months is immaterial.
Recent Legislation - The 2017 Tax Act and SAB 118 Provisional Estimates
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revises U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other changes.
Due to the complexities involved in accounting for the 2017 Tax Act, the SEC issued SAB 118, which requires that companies include in their financial statements reasonable estimates of the impact of the 2017 Tax Act to the extent such reasonable estimates have been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact of the new law in its statement of operations for the year ended December 31, 2017:

a)
The Company accrued a reasonable estimate of $8.4 million of tax expense (net of applicable foreign tax credits) for the 2017 Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986. The Company will elect to pay the transition tax in installments over the period of 8 years, pursuant to the guidance of the new Internal Revenue Code Section 965.

b)	The Company accrued $17.4 million of provisional tax benefit related to the net change in deferred tax balances stemming from the 2017 Tax Act’s reduction of the U.S. federal income tax rate,

c)	The Company recorded a reasonable estimate of the state tax impact of the 2017 Tax Act, based on the current law in the states in the U.S in which it operates, and

d)
The Company calculated a reasonable estimate of the effect on certain deferred tax assets and liabilities of the Company related to the 2017 Tax Act’s revised rules regarding certain incentive-based compensation tax deductions under Internal Revenue Code Section 162(m).

The 2017 Tax Act also includes a provision to tax GILTI of foreign subsidiaries and a BEAT measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company will be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.
The final impact on the Company from the 2017 Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate due to the complexity of calculating and supporting such U.S. tax attributes as accumulated foreign earnings and profits, foreign taxes paid and other tax components involved in foreign tax credit calculations for prior years back to 1986. The other provisional estimates outlined above may also change based on the various applications of the respective elements of the 2017 Tax Act, to the extent that they pertain to the provisional items disclosed herein. Such differences could be material, due to, among other things, changes in interpretations of the 2017 Tax Act, future changes in U.S. states’ tax laws related to the Act, future legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act or any updates or changes in estimates that the Company has utilized to calculate these reasonable estimates.
Pursuant to the SAB 118, the company is allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. The Company will continue to assess the impact of the 2017 Tax Act on our provisional estimates and will record any resulting tax adjustments during 2018.
9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT
As of December 31, 2017 and 2016, our long-term debt is summarized as follows (in thousands):

	December 31,
	2017	2016

Credit Facility	$177,857	$366,911
Convertible debt[1]	209,892	—
Total long-term debt	387,749	366,911
Less: current portion of long-term debt	—	20,000
Total long-term debt, less current portion	$387,749	$346,911
_________________

1	Comprised of principal amount outstanding plus embedded derivative liability, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future maturities of long-term debt, are as follows (in thousands):

December 31
2018	$—
2019	—
2020	177,857
2021	—
2022	—
Thereafter	230,000
Total	$407,857

Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering and used the proceeds from the Offering (as defined below) to repay in full the outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at December 31, 2017) and has commitment fees on unused borrowing capacity (0.75% at December 31, 2017). The Credit Facility limits our ability to pay cash dividends without the consent of our bank syndicate.
The Credit Facility also contains financial covenants. As of December 31, 2017, the Company was required to maintain (i) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 4.25 to 1.00 and (ii) an interest coverage ratio of not less than 3.00 to 1.00 (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement). As of December 31, 2017, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 3.53 to 1.00 and 3.03 to 1.00, respectively, as of December 31, 2017. At December 31, 2017, we had $26.6 million of cash on hand and approximately $41 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the third quarter of 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of December 31, 2017, we had $2.1 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
We entered into the seventh amendment to the Credit Facility (the “Seventh Amendment”) on March 8, 2018 to modify certain of the financial covenants. The Seventh Amendment eliminated the Total Leverage Ratio (as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the Senior Secured Leverage Ratio and the Interest Coverage Ratio as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more 4.25 to 1.00 as of March 31, 2018 and June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of March 31, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Accordingly, there can be no assurance that we will be able to maintain compliance with the Credit Facility covenants as of any future date. In the event we are unable to maintain compliance with our financial covenants, we would seek to enter into an amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. Although we have entered into amendments in the past, there can be no assurance that any future amendments would be available on terms acceptable to us, if at all.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at December 31, 2017 and $21.6 million at December 31, 2016. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Convertible Debt

Description of the Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”). The Notes are senior unsecured obligations of the Company. The Notes bear interest at rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes are convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the NYSE on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversions in cash or a combination of cash and shares of common stock.

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

Accounting Treatment of the Notes

As of December 31, 2017, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

December 31, 2017
Liability component:
Principal	$230,000
Unamortized issuance costs	(6,820)
Unamortized discount	(33,882)
Net carrying amount of the liability component	189,298
Embedded derivative liability	20,594
Total[1]	$209,892

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912
_________________
1    Included in the Long-term debt line of the consolidated balance sheet.
2    Included in the Additional paid-in capital line of the consolidated balance sheet.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. Unless an exception under ASC 815-15 applies, such accounting requires that an embedded feature that is not “clearly and closely related” to the host contract be accounted for separately as a derivative and marked to fair value in the statement of operations each period. The Company concluded that the conversion feature is not “clearly and closely related” to the debt host contract. However, ASC 815-15 provides an exception for embedded features that are considered both indexed to our common stock and classified in stockholders’ equity. Because the Notes permit the Company to settle the conversion feature in cash, stock or any combination thereof at its election, ordinarily the conversion feature would be considered both indexed to our common stock and classified in stockholders’ equity and therefore exempt from the requirements of ASC 815-15. However, because the Notes could be convertible into more than 19.99 percent of our outstanding common stock and shareholder approval in accordance with the NYSE rules (as described above) to issue more than 19.99 percent of our outstanding common stock has not yet been obtained, the Company could be required to settle the conversion feature for a portion of the Notes in cash instead of shares. Therefore, the conversion feature for a portion of the Notes cannot be classified in stockholders’ equity and therefore the exception under ASC 815-15 does not apply. As such, the Company concluded that for a portion of the Notes, it must recognize as an embedded derivative under ASC 815-15 while the remainder of the Notes are subject to ASC 470-20.
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As noted above, we must obtain stockholder approval to issue more than 5,964,858 shares of stock to settle the Notes upon conversion. Therefore, approximately 40% of the maximum number of shares is authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60% would be required to be settled in cash. The Company thus concluded that embedded derivative accounting under ASC 815-15 is applicable to approximately 60% of the Notes, while the remaining 40% of the Notes are subject to ASC 470-20. The Company will reassess the classification of the Notes each reporting period considering changes in facts and circumstances, if any. Once (and if) we receive stockholder approval to issue more than 19.99 percent of our outstanding common stock upon conversion of the Notes, we will reclassify the embedded derivative, at its then-current fair value, to stockholders’ equity, and it will no longer be marked to fair value each period.
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

The Company incurred approximately $7.7 million in issuance costs associated with the Notes. Issuance costs of $7.2 million were allocated as a reduction of the carrying amount of the debt while the remaining $0.5 million were allocated as a reduction to additional paid-in capital in stockholders’ equity. The portion allocated to the debt component is being amortized over the life of the debt. As of December 31, 2017, the remaining amortization period is 67 months.
The following table sets forth interest expense information related to the Notes (in thousands, except percentage):

Twelve Months Ended December 31, 2017

Coupon interest	$4,823
Amortization of debt discount and issuance costs	2,310
Total interest expense on convertible senior notes	$7,133

Effective interest rate	9.12%
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At December 31, 2017 the €12.3 million borrowing had a U.S. Dollar value of $14.8 million.
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

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015	2017	2016	2015	2015
Derivatives Classified as Hedging Instruments
Net investment hedge	$(1,802)	$481	101	$3,237	$—	$—	$—	$—

	Gain (Loss) Recognized in Income (Loss)[1]
	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	$818	$—	$—	$—

_________________
1    Reflected as “Gain on convertible debt embedded derivative” in the consolidated statements of operations.

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	December 31, 2017			December 31, 2016

	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,246)	Liability	Long-term debt	$(5,048)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$20,594

Lease Obligations
We enter into operating leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating leases, primarily consisting of facility and auto leases, were approximately $119.2 million at December 31, 2017 and are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases
2018	$33,141
2019	24,438
2020	17,755
2021	13,509
2022	9,193
Thereafter	21,129
Total	$119,165
Total rent expense resulting from operating leases for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 was $47.7 million, $40.0 million, $18.8 million, and $29.5 million respectively.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,712	$1,712
Net investment hedge	$—	$(3,246)	$—	$(3,246)
Embedded derivative in convertible debt	$—	$20,594	$—	$20,594

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$3,739	$3,739
Net investment hedge	$—	$(5,048)	$—	$(5,048)
 ______________
1    Inclusive of both current and noncurrent portions.
There were no transfers in and out of Level 1, Level 2, or Level 3 during the years ended December 31, 2017 and 2016.
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
The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Beginning balance	$3,739	$3,638
Accretion of liability	222	366
Foreign currency effects	203	80
Payment	(1,278)	(4,000)
Revaluation	(1,174)	2,184
Acquisitions	—	1,471
Ending balance	$1,712	$3,739

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2017, there were approximately 1.1 million stock options, restricted stock units and performance awards outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $7.9 million, $7.3 million, $3.5 million and $4.8 million for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At December 31, 2017, $16.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.7 years. The excess tax benefit (deficiency) derived when share-based awards result in a tax deduction for the company was $(1.8) million, $(0.5) million, $0.4 million, and $3.0 million for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $7.1 million, $7.2 million, $3.0 million and $4.1 million for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively. Transactions involving our stock units and director stock grants are summarized below:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	535	$35.11	371	$36.26
Changes during the year:
Granted	563	$13.64	322	$34.23
Assumed - Furmanite Acquisition	—	$—	40	$25.63
Vested and settled	(211)	$34.10	(180)	$34.19
Cancelled	(33)	$30.12	(18)	$30.75
Stock and stock units, end of year	854	$21.42	535	$35.11

	Seven Months Ended December 31, 2015		Twelve Months Ended May 31, 2015
	No. of Stock Units	Weighted Average Fair Value	No. of Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Stock and stock units, beginning of year	304	$36.23	310	$31.42
Changes during the year:
Granted	197	$35.14	156	$39.51
Vested and settled	(126)	$34.43	(133)	$29.23
Cancelled	(4)	$39.27	(29)	$34.12
Stock and stock units, end of year	371	$36.26	304	$36.23
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
We determine the fair value of each LTPSU award based on the market price on the date of grant. However, for the portion of the LTPSU awards that are subject to the RTSR performance factors, we determine the fair value of that portion of the award based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense is recognized on a straight-line basis over the vesting term. For LTPSU awards (or portions thereof) subject to a results of operations performance goal, compensation expense is recognized based upon the performance target that is probable of being met. For the portion of LTPSU awards subject to the RTSR performance factors, because the expected outcome is incorporated into the grant date fair value, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. Compensation expense (credit) related to performance awards totaled $0.8 million, $(0.4) million, $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, respectively. Transactions involving our performance awards are summarized below:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of year	59	$37.16	59	$37.16
Changes during the year:
Granted	182	$19.68	—	$—
Vested and settled	—	$—	—	$—
Cancelled	(67)	$30.11	—	$—
Long-term performance stock units, end of year	174	$21.58	59	$37.16

	Seven Months Ended December 31, 2015		Twelve Months Ended May 31, 2015
	No. of Long- Term Performance Stock Units	Weighted Average Fair Value	No. of Long- Term Performance Stock Units	Weighted Average Fair Value
	(in thousands)		(in thousands)
Long-term performance stock units, beginning of year	23	$42.25	—	$—
Changes during the year:
Granted	36	$33.91	23	$42.25
Vested and settled	—	$—	—	$—
Cancelled	—	$—	—	$—
Long-term performance stock units, end of year	59	$37.16	23	$42.25
Performance awards are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each performance award based on the market price on the date of grant. Performance awards were previously granted to our Chairman of our Board and were to vest over the longer of four years or the achievement of performance goals based upon our future results of operations. Compensation expense related to performance awards was $0.3 million for the year ended December 31, 2016, $0.5 million for seven months ended December 31, 2015 and $0.6 million for the year ended May 31, 2015. Transactions involving our performance awards are summarized below:

	Twelve Months Ended December 31, 2016		Seven Months Ended December 31, 2015
	No. of Performance Awards	Weighted Average Fair Value	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance awards, beginning of year	13	$35.15	28	$32.86
Changes during the year:
Granted	—	$—	—	$—
Vested and settled	(13)	$35.15	(15)	$30.82
Cancelled	—	$—	—	$—
Performance awards, end of year	—	$35.15	13	$35.15

	Twelve Months Ended May 31, 2015
	No. of Performance Awards	Weighted Average Fair Value
	(in thousands)
Performance awards, beginning of year	50	$30.63
Changes during the year:
Granted	—	$—
Vested and settled	(22)	$27.66
Cancelled	—	$—
Performance awards, end of year	28	$32.86

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was less than $0.1 million in compensation expense related to stock options for the year ended December 31, 2017 and $0.2 million of expense for the year ended December 31, 2016, but none for the seven months ended December 31, 2015 or the year ended May 31, 2015, as all stock option awards were fully vested. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options are summarized below:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	203	$30.63	376	$25.71
Changes during the year:
Granted	—	$—	—	$—
Assumed - Furmanite Acquisition	—	$—	132	$33.20
Exercised	(16)	$27.91	(251)	$23.50
Cancelled	—	$—	(50)	$35.00
Expired	(108)	$30.08	(4)	$44.62
Shares under option, end of year	79	$31.94	203	$30.63
Exercisable at end of year	79	$31.94	203	$30.63

	Seven Months Ended December 31, 2015		Twelve Months Ended May 31, 2015
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Shares under option, beginning of year	490	$24.80	816	$19.61
Changes during the year:
Granted	—	$—	—	$—
Exercised	(109)	$21.41	(326)	$11.79
Cancelled	—	$—	—	$—
Expired	(5)	$30.33	—	$—
Shares under option, end of year	376	$25.71	490	$24.80
Exercisable at end of year	376	$25.71	490	$24.80
Options exercisable at December 31, 2017 had a weighted-average remaining contractual life of 3.8 years. For total options outstanding at December 31, 2017, the range of exercise prices and remaining contractual lives are as follows:

Range of Prices	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)		(in years)
$20.19 to $30.28	14	$21.68	3.3
$30.29 to $40.38	58	$32.07	3.6
$40.39 to $50.47	7	$50.47	6.4
	79	$31.94	3.8

12. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015, were approximately $10.4 million, $7.1 million, $3.0 million and $4.8 million, respectively.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately one percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost (credit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2017. Estimated defined benefit pension plan contributions for 2018 are expected to be approximately $2.4 million. We expect a similar level of annual contributions through 2032 as a result of certain funding commitments.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 2.5% as of December 31, 2017. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 4.7% for 2018 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2017	2016[1]
Service cost	$90	$79
Interest cost	2,438	2,504
Expected return on plan assets	(3,110)	(2,577)
Amortization of net actuarial loss	71	—
Net periodic pension cost (credit)	$(511)	$6
______________
1    Reflects net pension cost from the date of the Furmanite acquisition.

The weighted-average assumptions used to determine benefit obligations at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Discount rate	2.5%	2.7%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.3%
______________
1    Not applicable due to plan curtailment.
The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2017 and 2016 are as follows:

	Twelve Months Ended December 31,
	2017	2016
Discount rate	2.7%	4.0%
Expected long-term return on plan assets	4.5%	4.9%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.3%	2.8%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2018 is determined based on the weighted average of expected returns on asset investment categories as follows: 4.7% overall, 5.8% for equities and 1.8% for debt securities.

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Projected benefit obligation:
Beginning of year	$89,206	$—
Acquisition of Furmanite	—	80,410
Service cost	90	79
Interest cost	2,438	2,504
Actuarial loss	890	18,233
Benefits paid	(4,187)	(2,804)
Foreign currency translation adjustment and other	8,438	(9,216)
End of year	96,875	89,206
Fair value of plan assets:
Beginning of year	67,967	—
Acquisition of Furmanite	—	66,901
Actual gain on plan assets	7,383	10,222
Employer contributions	4,350	1,182
Benefits paid	(4,187)	(2,804)
Foreign currency translation adjustment and other	6,386	(7,534)
End of year	81,899	67,967
Excess projected obligation under (over) fair value of plan assets at end of year	$(14,976)	$(21,239)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(7,221)	$(10,518)
No material amounts of accumulated other comprehensive loss are expected to be amortized as a component of net periodic benefit cost during 2018.
The accumulated benefit obligation for the U.K. Plan was $95.6 million and $88.1 million at December 31, 2017 and 2016, respectively.
At December 31, 2017, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2018	$3,157
2019	3,608
2020	3,750
2021	3,978
2022	4,163
2023-2027	22,801
Total	$41,457

The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2017 and 2016 (in thousands):

December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$651	$651	$—	$—
Equity securities:
U.K. equity (b)	17,809	—	17,809	—
U.S. equity index (c)	4,370	—	4,370	—
European equity index (d)	4,378	—	4,378	—
Pacific rim equity index (e)	3,506	—	3,506	—
Japanese equity index (f)	2,733	—	2,733	—
Emerging markets equity index (g)	2,785	—	2,785	—
Diversified growth fund (h)	17,296	—	17,296	—
Global absolute return fund (i)	6,534	—	6,534	—
Fixed income securities:
Cash fund (j)	5,315	—	5,315	—
U.K. government fixed income securities (k)	6,494	—	6,494	—
U.K. government index-linked securities (l)	8,934	—	8,934	—
Total	$80,805	$651	$80,154	$—

December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$744	$744	$—	$—
Equity securities:
U.K. equity (b)	13,927	—	13,927	—
U.S. equity index (c)	3,453	—	3,453	—
European equity index (d)	3,421	—	3,421	—
Pacific rim equity index (e)	2,645	—	2,645	—
Japanese equity index (f)	2,185	—	2,185	—
Emerging markets equity index (g)	2,014	—	2,014	—
Diversified growth fund (h)	11,637	—	11,637	—
Global absolute return fund (i)	5,821	—	5,821	—
Fixed income securities:
Cash fund (j)	7,921	—	7,921	—
U.K. government fixed income securities (k)	5,454	—	5,454	—
U.K. government index-linked securities (l)	7,825	—	7,825	—
Total	$67,047	$744	$66,303	$—
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

Investment objectives for the U.K. Plan, as of December 31, 2017, are to:

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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2017 and 2016 by asset category:

	Asset Allocations		Target Asset Allocations
	2017	2016	2017	2016
Equity securities and diversified growth funds[1]	73.5%	67.3%	65.0%	65.0%
Debt securities[2]	25.7%	31.6%	35.0%	35.0%
Other	0.8%	1.1%	—%	—%
Total	100%	100%	100%	100%
______________________________

1	Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.

2	Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities and U.K. government indexed-linked securities.

13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter. We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of December 31, 2017, sixty-eight lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Patent Infringement Matters. In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (“Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In August 2017, the judge in the Washington Case granted summary judgment against Quest Integrity based on the Delaware Cases ruling. Quest Integrity is in the process of appealing both Delaware Cases and the Washington Case.
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

14. SEGMENT AND GEOGRAPHIC DISCLOSURES
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

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Revenues:
TeamQualspec	$588,441	$589,478	$351,949	$467,099
TeamFurmanite	529,973	539,627	178,238	300,456
Quest Integrity	81,797	67,591	41,531	74,492
Total	$1,200,211	$1,196,696	$571,718	$842,047

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Operating income (loss):
TeamQualspec[1]	$11,128	$43,367	$31,175	$60,198
TeamFurmanite[1]	(33,993)	27,283	14,335	28,713
Quest Integrity	12,337	4,780	5,491	13,196
Corporate and shared support services	(104,582)	(78,548)	(31,839)	(33,642)
Total	$(115,110)	$(3,118)	$19,162	$68,465
______________

1	Includes goodwill impairment loss of $21.1 million and $54.1 million for TeamQualspec and TeamFurmanite, respectively, for the year ended December 31, 2017.

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Capital expenditures:
TeamQualspec	$10,505	$8,803	$6,557	$10,276
TeamFurmanite	17,791	15,077	5,656	4,916
Quest Integrity	3,316	2,007	1,993	2,961
Corporate and shared support services	5,186	19,956	11,596	10,616
Total	$36,798	$45,843	$25,802	$28,769

	Twelve Months Ended December 31,		Seven Months Ended December 31,	Twelve Months Ended May 31,
	2017	2016	2015	2015
Depreciation and amortization:
TeamQualspec	$19,279	$19,853	$10,568	$8,413
TeamFurmanite	23,412	21,387	4,779	7,583
Quest Integrity	4,423	5,323	3,403	5,704
Corporate and shared support services	5,029	2,110	676	1,087
Total	$52,143	$48,673	$19,426	$22,787
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 and our total assets as of December 31, 2017, 2016 and 2015 and May 31, 2015 are as follows (in thousands):

	Total Revenues[1]	Total Assets
Twelve months ended December 31, 2017
United States	$871,367	$613,897
Canada	134,256	60,879
Europe	119,603	325,182
Other foreign countries	74,985	55,877
Total	$1,200,211	$1,055,835
Twelve months ended December 31, 2016
United States	$889,967	$788,780
Canada	128,122	66,056
Europe	108,720	234,847
Other foreign countries	69,887	57,735
Total	$1,196,696	$1,147,418
Seven months ended December 31, 2015
United States	$448,508	$682,124
Canada	71,325	59,626
Europe	27,718	33,271
Other foreign countries	24,167	23,970
Total	$571,718	$798,991
Twelve months ended May 31, 2015
United States	$625,044	$399,173
Canada	132,573	68,043
Europe	47,524	34,612
Other foreign countries	36,906	22,005
Total	$842,047	$523,833
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. DISCONTINUED OPERATIONS
As part of our acquisition of Furmanite, we acquired a pipeline inspection business that primarily performed process management inspection services to contractors and operators participating primarily in the midstream oil and gas market in the U.S. We previously concluded that this business was not a strategic fit for Team and we completed the sale of business in December 2016. Proceeds from the sale were $13.3 million cash (net of costs to sell) and a $1.5 million principal amount of a note from the buyer that bears interest at a 5% stated rate per annum, payable quarterly in arrears, with the principal amount due in full at maturity in January 2020.
We concluded that this business qualified as a discontinued operation upon its acquisition under GAAP. Therefore, we classified the operating results as discontinued operations in our consolidated statements of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. Due to the acquisition of this business and the completion of its sale all within the twelve months ended December 31, 2016, there are no assets or liabilities of discontinued operations reported as held for sale in the consolidated balance sheets at December 31, 2017 or 2016. For information about the assets and liabilities of discontinued operations acquired in the Furmanite acquisition, see Note 2.
Loss from discontinued operations, net of income tax, from the date of the Furmanite acquisition, consists of the following (in thousands):

Twelve Months Ended December 31, 2016

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

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2017 and 2016 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
TeamFurmanite	$(173)	$4,862
Disposal (gain)/impairment loss
TeamFurmanite	(1,056)	651
Subtotal	(1,229)	5,513

2017 Cost Savings Initiative
Severance and related costs
TeamQualspec	966	—
TeamFurmanite	1,622	—
Quest Integrity	428	—
Corporate and shared support services	864	—
Subtotal	3,880	—
Grand total	$2,651	$5,513

Furmanite Belgium and Netherlands Exit. Due to continued economic softness and unfavorable costs structures, we committed to a plan to exit the acquired Furmanite operations in Belgium and the Netherlands in the fourth quarter of 2016 and communicated the plan to the affected employees. The closures are now essentially complete. During the year ended December 31, 2017, we recorded a reduction to severance costs of $0.2 million and a disposal gain of $1.1 million. The disposal gain resulted from an asset sale of the Furmanite operations in Belgium, which was completed during the first quarter of 2017, whereby we conveyed the business operations, $0.3 million of cash and approximately $0.2 million of other assets to the purchaser in exchange for the assumption by the purchaser of certain liabilities, primarily severance-related liabilities of $1.6 million associated with the employees who transferred to the purchaser in connection with the transaction.

A rollforward of our accrued severance liability associated with the Belgium and Netherlands exit is presented below (in thousands):

	Twelve Months Ended December 31,
	2017	2016

Balance, beginning of period	$4,846	$—
Charges (credits), net	(173)	4,846
Payments	(3,144)	—
Disposal	(1,601)	—
Foreign currency adjustments	72	—
Balance, end of period	$—	$4,846

With respect to these exit activities, to date we have incurred cumulatively $4.7 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million.
2017 Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. The resulting severance and related charges of this initiative amounted to $3.9 million during the year ended December 31, 2017.

A rollforward of our accrued severance liability associated with this initiative is presented below (in thousands):

Twelve Months Ended December 31, 2017

Balance, beginning of period	$—
Charges	3,880
Payments	(3,292)
Balance, end of period	$588

With respect to this initiative, to date we have incurred cumulatively $3.9 million in severance and related expenses. Although this cost savings initiative is largely complete, the Company is continuing a comprehensive assessment of its operating plan, which could result in additional initiatives.
17. VENEZUELAN OPERATIONS
In June 2015, we disposed of our Venezuelan operations and realized no gain or loss from the transaction. Our annual revenues have historically been less than one percent of our consolidated revenues for all periods presented. Because of the uncertain political environment in Venezuela, starting in the quarter ended February 28, 2010, we began to account for Venezuelan operations pursuant to accounting guidance for hyperinflationary economies. Following the designation of the Venezuelan economy as hyperinflationary, we ceased taking the effects of currency fluctuations to accumulated other comprehensive income (loss) and began reflecting all effects as a component of non-operating income (loss) in our consolidated statements of operations.
Prior to February 1, 2015, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations resulted in an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and U.S. Dollar, and restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. Dollars. These exchange regulations, combined with other Venezuelan regulations, constrained equipment availability and significantly limited our Venezuelan operations’ ability to maintain normal operations. As a result of these conditions, and in accordance with ASC 810, Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. The change, which we made effective February 1, 2015, resulted in a pre-tax charge of $1.2 million for the year ended May 31, 2015.
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2017					Twelve Months Ended December 31, 2016
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)	$(28,124)	$4,567	$—	$5,183	$(18,374)
Other comprehensive income (loss)	10,607	(1,802)	3,297	(2,898)	9,204	(3,849)	481	(10,518)	3,260	(10,626)
Balance at end of year	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$10,607	$(2,919)	$7,688	$(3,849)	$1,351	$(2,498)
Foreign currency hedge	(1,802)	688	(1,114)	481	(181)	300
Defined benefit pension plans	3,297	(667)	2,630	(10,518)	2,090	(8,428)
Total	$12,102	$(2,898)	$9,204	$(13,886)	$3,260	$(10,626)

	Seven Months Ended December 31, 2015			Twelve Months Ended May 31, 2015
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(7,228)	$2,330	$(4,898)	$(15,822)	$2,559	$(13,263)
Foreign currency hedge	101	(39)	62	3,237	(904)	2,333
Total	$(7,127)	$2,291	$(4,836)	$(12,585)	$1,655	$(10,930)
19. ISSUANCE AND REPURCHASE OF COMMON STOCK
At-the-Market Equity Issuance Program. On November 28, 2016, we filed with the SEC a prospectus supplement, to our October 2016 shelf registration statement on Form S-3 (the “Shelf Registration Statement”), under which we could have sold up to $150.0 million of our common stock through an “at-the-market” equity offering program (the “ATM Program”). Through December 31, 2016, we sold 167,931 shares of common stock under the ATM Program. The net proceeds from such sales were $6.0 million after deducting the aggregate commissions paid of approximately $0.1 million and were used to reduce outstanding indebtedness. No shares of common stock were sold under the ATM Program during 2017.
On July 31, 2017, we delivered written notice to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. (collectively, the “Agents”) of our termination of the ATM Equity OfferingSM Sales Agreement, dated November 28, 2016 (the “Sales Agreement”), pursuant to Section 9(a) thereof. The Sales Agreement was terminable by us or the Agents for any reason at any time without penalty upon three days’ written notice to the other party.
In connection with the filing of the Shelf Registration Statement and the commencement of the ATM Program, we capitalized costs totaling $0.7 million, substantially all of which was written off to selling, general and administrative expense in 2017 after the cancellation of the ATM Program.
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million (less $13.3 million repurchased previously). During year ended May 31, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital, and a $19.4 million reduction to retained earnings. No shares were repurchased during the year ended December 31, 2017. At December 31, 2017, $7.9 million remained available to repurchase shares under the stock repurchase plan.
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

20. TWELVE MONTHS ENDED DECEMBER 31, 2015 AND SEVEN MONTHS ENDED DECEMBER 31, 2014 COMPARATIVE DATA (Unaudited)
The condensed consolidated statements of income for the twelve months ended December 31, 2015 and the seven months ended December 31, 2014 is as follows (in thousands, except per share data):

	Twelve Months Ended December 31,	Seven Months Ended December 31,
	2015	2014
Revenues	$926,356	$487,408
Operating expenses	655,465	337,977
Gross margin	270,891	149,431
Selling, general and administrative expenses	223,078	109,348
Loss on revaluation of contingent consideration	522	—
Operating income	47,291	40,083
Interest expense, net	5,792	1,332
Foreign currency loss and other	2,309	1,197
Income from continuing operations before income taxes	39,190	37,554
Less: Provision for income taxes	13,744	13,622
Income from continuing operations	25,446	23,932
Income from discontinued operations, net of income tax	—	—
Net income	25,446	23,932
Less: income attributable to noncontrolling interest	213	214
Net income attributable to Team shareholders	$25,233	$23,718
Income from continuing operations per share and net income per share: Basic	$1.21	$1.15
Income from continuing operations per share and net income per share: Diluted	$1.18	$1.08

Weighted-average shares outstanding:
Basic	20,780	20,593
Diluted	21,378	21,907

21. QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$286,554	$312,256	$285,067	$316,334	$1,200,211
Operating loss[1]	$(12,088)	$(6,693)	$(94,116)	$(2,213)	$(115,110)
Loss from continuing operations	$(9,508)	$(11,086)	$(83,528)	$(39)	$(104,161)
Net loss attributable to Team shareholders	$(9,508)	$(11,086)	$(83,528)	$(39)	$(104,161)
Basic loss per share:
Continuing operations	$(0.32)	$(0.37)	$(2.80)	$—	$(3.49)
Net loss	$(0.32)	$(0.37)	$(2.80)	$—	$(3.49)
Diluted loss per share:
Continuing operations	$(0.32)	$(0.37)	$(2.80)	$—	$(3.49)
Net loss	$(0.32)	$(0.37)	$(2.80)	$—	$(3.49)
______________

1	Includes a goodwill impairment loss of $75.2 million in the third quarter of 2017.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$250,854	$336,440	$289,577	$319,825	$1,196,696
Operating income (loss)	$(7,380)	$14,008	$(4,043)	$(5,703)	$(3,118)
Income (loss) from continuing operations	$(6,560)	$6,970	$(4,537)	$(8,438)	$(12,565)
Net income (loss) attributable to Team shareholders	$(6,434)	$7,356	$(4,221)	$(9,377)	$(12,676)
Basic earnings (loss) per share:
Continuing operations	$(0.27)	$0.24	$(0.15)	$(0.29)	$(0.45)
Net income (loss)	$(0.27)	$0.25	$(0.14)	$(0.32)	$(0.45)
Diluted earnings (loss) per share:
Continuing operations	$(0.27)	$0.24	$(0.15)	$(0.29)	$(0.45)
Net income (loss)	$(0.27)	$0.25	$(0.14)	$(0.32)	$(0.45)

22. SUBSEQUENT EVENT
Refer to Note 9 for information on the Seventh Amendment to the Credit Facility that we entered into on March 8, 2018.

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

	Years Ended December 31,		Seven Months Ended December 31,	Years Ended May 31,
	2017	2016	2015	2015	2014	2013
Statements of operations data:
Revenues	$1,200,211	$1,196,696	$571,718	$842,047	$749,527	$714,311
Operating income (loss)	$(115,110)	$(3,118)	$19,162	$68,465	$53,421	$55,602
Income (loss) from continuing operations	$(104,161)	$(12,565)	$8,878	$40,497	$30,149	$32,714
Net income (loss) attributable to Team shareholders	$(104,161)	$(12,676)	$8,878	$40,070	$29,855	$32,436
Basic earnings (loss) per share:
Continuing operations	$(3.49)	$(0.45)	$0.43	$1.95	$1.46	$1.61
Net income (loss)	$(3.49)	$(0.45)	$0.43	$1.95	$1.46	$1.61
Diluted earnings (loss) per share:
Continuing operations	$(3.49)	$(0.45)	$0.41	$1.85	$1.40	$1.53
Net income (loss)	$(3.49)	$(0.45)	$0.41	$1.85	$1.40	$1.53
Weighted-average shares outstanding
Basic	29,849	28,095	20,852	20,500	20,439	20,203
Diluted	29,849	28,095	21,425	21,651	21,285	21,166
Balance sheet data:
Total assets	$1,055,835	$1,147,418	$798,991	$523,833	$484,941	$460,203
Long-term debt and other long-term liabilities	$450,583	$464,060	$368,685	$97,234	$92,753	$95,209
Stockholders’ equity	$457,468	$535,637	$338,146	$335,375	$317,045	$292,190
Working capital	$249,276	$253,636	$222,399	$197,472	$173,671	$174,114
Noncontrolling interest	$—	$—	$—	$6,034	$5,678	$5,384
Other financial data:
Depreciation and amortization	$52,143	$48,673	$19,426	$22,787	$21,468	$19,664
Goodwill impairment loss	$75,241	$—	$—	$—	$—	$—
Share-based compensation	$7,876	$7,313	$3,469	$4,838	$4,239	$3,931
Capital expenditures	$36,798	$45,843	$25,802	$28,769	$33,016	$26,068