Form 10-Q
period 2018-03-31
TEAM INC
filed 2018-05-10
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 29,987,391 shares of common stock, par value $0.30, outstanding as of May 4, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,183	$26,552
Receivables, net of allowance of $13,157 and $11,308	288,980	301,963
Inventory	51,447	49,703
Income tax receivable	—	892
Prepaid expenses and other current assets	31,029	17,950
Total current assets	389,639	397,060
Property, plant and equipment, net	199,812	203,219
Intangible assets, net of accumulated amortization of $61,358 and $54,184	153,130	160,161
Goodwill	285,096	284,804
Other assets, net	6,918	5,798
Deferred income taxes	6,560	4,793
Total assets	$1,041,155	$1,055,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,478	$55,312
Other accrued liabilities	92,980	92,472
Income taxes payable	4,269	—
Total current liabilities	145,727	147,784
Deferred income taxes	37,943	38,100
Long-term debt	382,895	387,749
Defined benefit pension liability	14,488	14,976
Other long-term liabilities	10,166	9,758
Total liabilities	591,219	598,367
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 29,987,232 and 29,953,041 shares issued	8,994	8,984
Additional paid-in capital	354,685	352,500
Retained earnings	106,370	115,780
Accumulated other comprehensive loss	(20,113)	(19,796)
Total equity	449,936	457,468
Total liabilities and equity	$1,041,155	$1,055,835
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$302,385	$286,554
Operating expenses	226,851	211,750
Gross margin	75,534	74,804
Selling, general and administrative expenses	89,659	89,313
Restructuring and other related charges (credits), net	—	(1,247)
Gain on revaluation of contingent consideration	—	(1,174)
Operating loss	(14,125)	(12,088)
Interest expense, net	7,597	3,158
Gain on convertible debt embedded derivative	(4,547)	—
Other expense, net	47	341
Loss before income taxes	(17,222)	(15,587)
Less: Provision (benefit) for income taxes	623	(6,079)
Net loss	$(17,845)	$(9,508)

Loss per common share:
Basic	$(0.60)	$(0.32)
Diluted	$(0.60)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(17,845)	$(9,508)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(126)	2,108
Foreign currency hedge	(421)	(166)
Amortization of net actuarial loss on defined benefit pension plans	—	17
Other comprehensive income (loss), before tax	(547)	1,959
Tax (provision) benefit attributable to other comprehensive income (loss)	230	(448)
Other comprehensive income (loss), net of tax	(317)	1,511
Total comprehensive loss	$(18,162)	$(7,997)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,845)	$(9,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,455	12,961
Amortization of deferred loan costs and debt discount	1,668	157
Provision for doubtful accounts	2,422	1,774
Foreign currency loss	412	334
Deferred income taxes	(1,644)	(4,835)
Gain on revaluation of contingent consideration	—	(1,174)
Loss (gain) on asset disposal	44	(976)
Gain on convertible debt embedded derivative	(4,547)	—
Non-cash compensation cost	2,420	1,747
Other, net	(1,025)	(497)
(Increase) decrease:
Receivables	11,674	(6,919)
Inventory	(1,904)	(795)
Prepaid expenses and other current assets	(4,381)	1,746
Increase (decrease):
Accounts payable	(6,922)	(7,210)
Other accrued liabilities	506	12,681
Income taxes	4,818	(2,036)
Net cash provided by (used in) operating activities	2,151	(2,550)
Cash flows from investing activities:
Capital expenditures	(5,487)	(10,718)
Proceeds from disposal of assets	18	533
Other	(436)	(570)
Net cash used in investing activities	(5,905)	(10,755)
Cash flows from financing activities:
Net payments under revolving credit agreement	(2,630)	(5,100)
Payments under term loan	—	(5,000)
Contingent consideration payments	(668)	—
Debt issuance costs on Credit Facility	(855)	(10)
Issuance of common stock from share-based payment arrangements	—	449
Payments related to withholding tax for share-based payment arrangements	(225)	(249)
Net cash used in financing activities	(4,378)	(9,910)
Effect of exchange rate changes on cash	(237)	739
Net decrease in cash and cash equivalents	(8,369)	(22,476)
Cash and cash equivalents at beginning of period	26,552	46,216
Cash and cash equivalents at end of period	$18,183	$23,740

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
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating Group (“IHT”) (formerly TeamQualspec), Mechanical Services Group (“MS”) (formerly TeamFurmanite) and Quest Integrity Group (“Quest Integrity”).
IHT provides standard and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, field valve repair and isolation test plugging services. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at December 31, 2017 is derived from the December 31, 2017 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) the valuation of the embedded derivative liability in our convertible debt and (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans.
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of March 31, 2018 is $228.9 million (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 10) measurement, determined based on the observed trading price of these instruments.

Goodwill and intangible assets. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.
Our goodwill annual test date is December 1. We measure goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We performed our most recent annual impairment test as of December 1, 2017 and concluded that there was no impairment based upon a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of the reporting units were less than their respective carrying values as of the reporting date. There have been no events that have required an interim assessment of the carrying value of goodwill during 2018.
There was $285.1 million and $284.8 million of goodwill at March 31, 2018 and December 31, 2017, respectively. A rollforward of goodwill for the three months ended March 31, 2018 is as follows (in thousands):

	Three Months Ended March 31, 2018
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(275)	350	217	292
Balance at end of period	$193,936	$56,950	$34,210	$285,096
There was $75.2 million of accumulated impairment losses at March 31, 2018 and December 31, 2017, comprised of $21.1 million and $54.1 million for IHT and MS, respectively, which relate to impairment losses recognized in the third quarter of 2017.
Income taxes. The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017 and represents a significant change to the United States (“U.S.”) corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings that have not previously been repatriated to the U.S.
Due to the complexities involved in accounting for the 2017 Tax Act, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which requires companies include in their financial statements reasonable estimates of the impacts of the 2017 Tax Act to the extent such reasonable estimates have been determined. Under SAB 118, companies are allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company previously recorded certain reasonable estimates of the tax impact in its consolidated statement of operations for the fourth quarter of 2017. As of year ended December 31, 2017, we had not yet completed our accounting for the income tax effects of certain elements of the 2017 Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we continue to evaluate the provisions of the 2017 Tax Act and will record any resulting adjustments to our provisional estimates initially made during the fourth quarter of 2017, during the remainder of 2018, which may materially impact our income tax expense (benefit). Starting in the first quarter of 2018, we have recorded the GILTI tax as a current period expense as incurred. No adjustments to the provisional estimates determined as of December 31, 2017 were recorded during the three months ended March 31, 2018.
The effective tax rate was negative 3.6% for the three months ended March 31, 2018, compared to the effective tax rate of 39.0% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to increases in valuation allowances on deferred tax assets related to both U.S. net operating losses and recently enacted interest expense limitation carryovers under the 2017 Tax Act. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate that resulted from the enactment of the 2017 Tax Act in December 2017.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to Team stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) available to Team stockholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. The Company’s intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.

Amounts used in basic and diluted loss per share, for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	29,974	29,804
Stock options, stock units and performance awards	—	—
Convertible senior notes	—	—
Total shares and dilutive securities	29,974	29,804
For both the three months ended March 31, 2018 and 2017, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in both periods. Also, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable period. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 11, respectively.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on the Company’s financial condition or results of operations as previously reported.
Newly Adopted Accounting Principles
ASU No. 2014-09. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 establishes ASC Topic 606, Revenue from Contracts with Customers. (“ASC 606”). We adopted ASC 606 effective January 1, 2018. ASC 606 replaces most of the previous revenue recognition guidance under GAAP. Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. For these fixed price contracts, ASC 606 generally results in the recognition of revenue as the services are provided compared to recognition of revenue at the time of completion of those contracts, under previous guidance. The adoption of ASC 606 has not resulted in significant changes to the overall pattern or timing of our revenue recognition.
To account for the cumulative effect of initially applying ASC 606 as of January 1, 2018, we recognized a pre-tax increase to the opening balance of retained earnings of $8.8 million, pursuant to the modified retrospective transition method, for certain fixed-price contracts that were not yet completed as of the date of adoption. The cumulative effect of adoption resulted in a net increase to prepaid expenses and other current assets of $8.5 million, a reduction to inventory of $0.4 million and a reduction to other accrued liabilities of $0.7 million. Also, we recorded the related tax impacts as of January 1, 2018, which resulted in a net reduction to the opening balance of retained earnings of $0.4 million and a corresponding increase to deferred tax liabilities. Because we have applied the modified retrospective transition method of adoption, comparative periods prior to January 1, 2018 were not retrospectively adjusted to reflect adoption of ASU 2014-09 and are presented in accordance with our historical accounting.
The effect of ASC 606 on our condensed consolidated balance sheet as of March 31, 2018 and our condensed consolidated statement of operations for the three months ended March 31, 2018 were as follows (in thousands):

	March 31, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated balance sheet
Assets
Prepaid expenses and other current assets	$18,330	$12,699	$31,029
Inventory	$52,119	$(672)	$51,447

Liabilities and Equity
Other accrued liabilities	$94,226	$(1,246)	$92,980
Income taxes payable	$4,090	$179	$4,269
Deferred income taxes	$37,584	$359	$37,943
Retained earnings	$93,635	$12,735	$106,370

	Three Months Ended March 31, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Revenues	$296,857	$5,528	$302,385
Operating expenses	$225,802	$1,049	$226,851
Provision for income taxes	$444	$179	$623
Net loss	$(22,145)	$4,300	$(17,845)
Refer to Note 2 for additional disclosures required by ASC 606.
ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies the classification in the statement of cash flows of certain items, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and cash receipts and payments having aspects of more than one class of cash flows. The adoption of this ASU on January 1, 2018 had no impact on our consolidated statements of cash flows.
ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Adoption of ASU 2016-16 on January 1, 2018 did not have a material impact on our consolidated financial statements.
ASU No. 2017-07. In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which prescribes where in the statement of operations the components of net periodic pension cost and net periodic postretirement benefit cost should be reported. Under ASU 2017-07, the service cost component is required to be reported in the same line or line items that other compensation costs of the associated employees are reported, while the other components are reported outside of operating income (loss), in the “Other expense, net” line item of our consolidated statements of operations. Adoption of ASU 2017-07 on January 1, 2018 did not have a material impact on our consolidated statements of operations.

ASU No. 2017-09. In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity apply modification accounting in Topic 718. Under ASU 2017-09, modification accounting is required unless the effect of the modification does not impact the award’s fair value, vesting conditions and its classification as an equity instrument or liability instrument. Our adoption of ASU 2017-09 on January 1, 2018 on a prospective basis did not have any impact on our share-based compensation expense.
Accounting Principles Not Yet Adopted
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
ASU No. 2018-02. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 introduces the option to reclassify from accumulated other comprehensive income (loss) to retained earnings the “stranded” tax effects resulting from the 2017 Tax Act. Under GAAP, certain deferred tax assets or liabilities may originate through income tax activity recognized in other comprehensive income (loss). However, because the adjustment of deferred tax assets and liabilities due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income (loss) from continuing operations, the tax effects of items within accumulated other comprehensive income (loss) are not adjusted to reflect the new tax rate, resulting in “stranded” tax effects. ASU 2018-02 provides an option to reclassify such tax effects from accumulated other comprehensive income (loss) to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether to elect the option set forth in ASU 2018-02.
2. REVENUE
As discussed in “Newly Adopted Accounting Principles—ASU No. 2014-09” in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to those contracts that were not completed as of January 1, 2018.
In accordance with ASC 606, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three months ended March 31, 2018 and 2017.
Revenue is recognized as (or when) the performance obligations are satisfied by transferring control over a service or product to the customer. Revenue recognition guidance prescribes two recognition methods (over time or point in time). Most of our performance obligations qualify for recognition over time because we typically perform our services on customer facilities or assets and customers receive the benefits of our services as we perform. Where a performance obligation is satisfied over time, the related revenue is also recognized over time using the method deemed most appropriate to reflect the measure of progress and transfer of control. For our time and materials contracts, we are generally able to elect the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. For our fixed price contracts, we typically recognize revenue using the cost-to-cost method, which measures the extent of progress towards completion based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under this method, revenue is recognized proportionately as costs are incurred. For contracts where control is transferred at a point in time, revenue is recognized at the time control of the asset is transferred to the customer, which is typically upon delivery and acceptance by the customer.
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands).

	Three Months Ended March 31, 2018
	(unaudited)
	United States and Canada	Other Countries	Total
Revenue:
IHT	$148,210	$3,209	$151,419
MS	99,824	33,077	132,901
Quest Integrity	12,710	5,355	18,065
Total	$260,744	$41,641	$302,385

	Three Months Ended March 31, 2018
	(unaudited)
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$9,156	$846	$19,296	$114,380	$7,741	$151,419
MS	—	131,199	504	—	1,198	132,901
Quest Integrity	18,065	—	—	—	—	18,065
Total	$27,221	$132,045	$19,800	$114,380	$8,939	$302,385
For additional information on our reportable operating segments and geographic information, refer to Note 14.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 3 for additional information on our trade receivables and the allowance for doubtful accounts. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.

The following table provides information about trade accounts receivable, contract assets and contract liabilities as of March 31, 2018 and January 1, 2018, the date of adoption of ASC 606, (in thousands):

	March 31, 2018	January 1, 2018
	(unaudited)	(unaudited)
Trade accounts receivable, net[1]	$288,980	$301,963

Contract assets[2]	$14,792	$9,823
Contract liabilities[3]	$3,799	$5,415
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheet.

The $5.0 million increase in our contract assets from January 1, 2018 to March 31, 2018 was due to additional contracts in process, reflecting higher activity levels attributable to the 2018 spring turnaround season. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of March 31, 2018 or January 1, 2018. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2018 and January 1, 2018. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of March 31, 2018 and January 1, 2018, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Trade accounts receivable	$209,766	$244,133
Unbilled receivables	92,371	69,138
Allowance for doubtful accounts	(13,157)	(11,308)
Total	$288,980	$301,963

4. INVENTORY
A summary of inventory as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$9,137	$8,707
Work in progress	2,771	2,836
Finished goods	39,539	38,160
Total	$51,447	$49,703
5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Land	$6,705	$6,698
Buildings and leasehold improvements	49,881	47,924
Machinery and equipment	265,775	261,343
Furniture and fixtures	9,751	9,405
Capitalized ERP system development costs	46,637	46,637
Computers and computer software	13,405	13,052
Automobiles	4,989	5,070
Construction in progress	10,998	12,613
Total	408,141	402,742
Accumulated depreciation and amortization	(208,329)	(199,523)
Property, plant, and equipment, net	$199,812	$203,219

Depreciation expense for the three months ended March 31, 2018 and 2017 was $9.3 million and $8.7 million, respectively.

6. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018			December 31, 2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,305	$(41,811)	$133,494	$175,226	$(38,712)	$136,514
Non-compete agreements	5,560	(4,625)	935	5,563	(4,509)	1,054
Trade names	24,879	(9,896)	14,983	24,830	(6,211)	18,619
Technology	7,880	(4,529)	3,351	7,867	(4,292)	3,575
Licenses	864	(497)	367	859	(460)	399
Total	$214,488	$(61,358)	$153,130	$214,345	$(54,184)	$160,161
Amortization expense for the three months ended March 31, 2018 and 2017 was $7.2 million and $4.3 million, respectively. With respect to our intangible asset associated with the Furmanite trade name, management has determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. In accordance with ASC 350, we are accounting for the change in useful life prospectively effective January 1, 2018 and are amortizing the remaining balance over 2018. For the three months ended March 31, 2018, the change in estimate resulted in $3.1 million of incremental amortization expense.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Payroll and other compensation expenses	$50,272	$40,988
Insurance accruals	14,790	15,799
Property, sales and other non-income related taxes	4,685	6,483
Lease commitments	1,399	1,616
Contract liabilities	3,799	6,102
Accrued commission	1,263	1,473
Accrued interest	2,632	5,950
Volume discount	2,684	1,545
Contingent consideration	616	1,246
Professional fees	1,784	1,098
Other	9,056	10,172
Total	$92,980	$92,472

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of March 31, 2018 and December 31, 2017, our long-term debt is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Credit Facility	$176,122	$177,857
Convertible debt[1]	206,773	209,892
Total long-term debt	382,895	387,749
Less: current portion of long-term debt	—	—
Total long-term debt, less current portion	$382,895	$387,749
_________________

1	Comprised of principal amount outstanding plus embedded derivative liability, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at March 31, 2018) and has commitment fees on unused borrowing capacity (0.75% at March 31, 2018). The Credit Facility limits our ability to pay cash dividends.

The Credit Facility also contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 4.25 to 1.00 as of March 31, 2018 and June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of March 31, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of March 31, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 3.27 to 1.00 and 2.80 to 1.00, respectively, as of March 31, 2018. At March 31, 2018, we had $18.2 million of cash on hand and had approximately $60 million of available borrowing capacity through our Credit Facility. As of March 31, 2018, we had $2.7 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at both March 31, 2018 and December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Convertible Debt

Description of the Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, bear interest at rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual shareholders’ meeting, which will be held on May 17, 2018. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversion in cash or a combination of cash and shares of common stock.

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

Accounting Treatment of the Notes

As of March 31, 2018, the Notes were recorded in our condensed consolidated balance sheet as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(6,581)	(6,820)
Unamortized discount	(32,693)	(33,882)
Net carrying amount of the liability component	190,726	189,298
Embedded derivative liability	16,047	20,594
Total[1]	$206,773	$209,892

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________
1    Included in the “Long-term debt” line of the condensed consolidated balance sheet.
2    Included in the “Additional paid-in capital” line of the condensed consolidated balance sheet.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. After considering the guidance, we concluded that for the conversion feature for a portion of the Notes, we must recognize an embedded derivative under ASC 815-15 while the remainder of the Notes are subject to ASC 470-20.

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
The following table sets forth interest expense information related to the Notes (in thousands, except percentage):

Three Months Ended March 31, 2018
(unaudited)
Coupon interest	$2,875
Amortization of debt discount and issuance costs	1,428
Total interest expense on convertible senior notes	$4,303

Effective interest rate	9.12%

As of March 31, 2018, the remaining amortization period for the debt discount and issuance costs is 64 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At March 31, 2018, the €12.3 million borrowing had a U.S. Dollar value of $15.2 million.
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

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Derivatives Classified as Hedging Instruments
Net investment hedge	$(421)	$(166)	$—	$—

			Gain (Loss) Recognized in Income (Loss)[1]
			Three Months Ended March 31,
			(unaudited)
			2018	2017
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt			$4,547	$—

_________________
1    Reflected as “Gain on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	March 31, 2018			December 31, 2017
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(2,825)	Liability	Long-term debt	$(3,246)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$16,047	Liability	Long-term debt	$20,594

9. EMPLOYEE BENEFIT PLANS
We have defined benefit pension plans in two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately one percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedule of net periodic pension credit includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Net periodic pension credit for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Service cost	$24	$4
Interest cost	601	579
Expected return on plan assets	(970)	(738)
Amortization of net actuarial loss	—	17
Net periodic pension credit	$(345)	$(138)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.7% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $2.5 million to the pension plan for 2018, of which $0.6 million has been contributed through March 31, 2018.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2018
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,127	$1,127
Net investment hedge	$—	$(2,825)	$—	$(2,825)
Embedded derivative in convertible debt	$—	$16,047	$—	$16,047

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,712	$1,712
Net investment hedge	$—	$(3,246)	$—	$(3,246)
Embedded derivative in convertible debt	$—	$20,594	$—	$20,594
__________________________
1    Inclusive of both current and noncurrent portions.

There were no transfers in and out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2018 and 2017.
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
The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Three Months Ended March 31, 2018
(unaudited)
Balance, beginning of period	$1,712
Accretion of liability	31
Foreign currency effects	52
Payment	(668)
Balance, end of period	$1,127

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2018, there were approximately 1.6 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $2.4 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2018, $21.1 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.3 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the three months ended March 31, 2018 and 2017.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $1.7 million in each of the three months ended March 31, 2018 and 2017.
Transactions involving our stock units and director stock grants during the three months ended March 31, 2018 are summarized below:

	Three Months Ended March 31, 2018
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$21.42
Changes during the period:
Granted	5	$16.68
Vested and settled	(33)	$20.05
Cancelled	(2)	$21.26
Stock and stock units, end of period	824	$21.38
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted on October 15, 2015 are subject to a three-year performance period and a concurrent three-year service period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the target awards. LTPSU awards granted on March 15, 2017 and March 21, 2018 are subject to a two-year performance period and a concurrent two-year service period. For March 15, 2017 awards, the performance goal is separated into three independent performance factors based on (i) relative total shareholder total return (“RTSR”) as measured against a designated peer group, (ii) RTSR as measured against a designated index and (iii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for the first two performance factors and ranging from 0% to 300% of the target awards for the third performance factor. For the March 21, 2018 awards, the performance goal is separated into two independent performance factors based on (i) RTSR as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors.

On January 24, 2018, we granted 350,000 performance units to our Chief Executive Officer (“CEO”) that vest in 20% increments upon the achievement of five specified Company stock price milestones, subject to a minimum vesting period of one year and the provision of service through each of the vesting dates. Settlement occurs with common stock within 30 days of the respective vesting dates. Any outstanding unvested performance units are forfeited on the fifth anniversary of the grant date.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.7 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.
Transactions involving our performance awards during the three months ended March 31, 2018 are summarized below:

	Three Months Ended March 31, 2018
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	45	$17.66	84	$25.76
Changes during the period:
Granted	453	$13.94	103	$14.15
Vested and settled	—	$—	(15)	$13.45
Cancelled	—	$—	—	$—
Performance stock units, end of period	498	$14.26	172	$19.89
_________________

1	Performance units with variable payouts are shown at target level of performance.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the three months ended March 31, 2018 and 2017 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the three months ended March 31, 2018 are summarized below:

	Three Months Ended March 31, 2018
	(unaudited)
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of period	79	$31.94
Changes during the period:
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	(2)	$34.19
Shares under option, end of period	77	$31.88
Exercisable at end of period	77	$31.88
Options exercisable at March 31, 2018 had a weighted-average remaining contractual life of 3.7 years, and exercise prices ranged from $21.12 to $50.47.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)
Other comprehensive income (loss)	(126)	(421)	—	230	(317)	2,108	(166)	17	(448)	1,511
Balance, end of period	$(21,492)	$2,825	$(7,221)	$5,775	$(20,113)	$(29,865)	$4,882	$(10,501)	$7,995	$(27,489)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(126)	$124	$(2)	$2,108	$(508)	$1,600
Foreign currency hedge	(421)	106	(315)	(166)	63	(103)
Defined benefit pension plans	—	—	—	17	(3)	14
Total	$(547)	$230	$(317)	$1,959	$(448)	$1,511

13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of March 31, 2018, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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
14. SEGMENT AND GEOGRAPHIC DISCLOSURES
ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: IHT, MS and Quest Integrity. All three operating segments operate under a business segment manager who reports directly to Team’s CEO who operates as the chief operating decision maker. Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues:
IHT	$151,419	$142,956
MS	132,901	121,822
Quest Integrity	18,065	21,776
Total	$302,385	$286,554

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating income (loss):
IHT	$6,740	$8,125
MS	2,518	451
Quest Integrity	1,094	4,191
Corporate and shared support services	(24,477)	(24,855)
Total	$(14,125)	$(12,088)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,335	$2,512
MS	1,656	4,320
Quest Integrity	621	446
Corporate and shared support services	875	3,440
Total	$5,487	$10,718

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,805	$4,855
MS	9,278	5,863
Quest Integrity	999	1,269
Corporate and shared support services	1,373	974
Total	$16,455	$12,961
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$233,376	$215,212
Canada	27,368	27,248
Europe	28,225	25,999
Other foreign countries	13,416	18,095
Total	$302,385	$286,554
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Our restructuring and other related charges (credits), net for the three months ended March 31, 2018 and 2017 are summarized by segment as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
MS	$—	$(191)
Disposal gain
MS	—	(1,056)
Total	$—	$(1,247)

Furmanite Belgium and Netherlands Exit

Due to continued economic softness and unfavorable costs structures, we committed to a plan to exit the acquired Furmanite operations in Belgium and the Netherlands in the fourth quarter of 2016 and communicated the plan to the affected employees. The closures are now complete. During the three months ended March 31, 2017, we recorded a reduction to severance costs of $0.2 million and a disposal gain of $1.1 million. The disposal gain resulted from an asset sale of the Furmanite operations in Belgium, which was completed during the first quarter of 2017, whereby we conveyed the business operations and certain assets to the purchaser in exchange for the assumption by the purchaser of certain liabilities, primarily severance-related liabilities associated with the employees who transferred to the purchaser in connection with the transaction.

With respect to these exit activities, to date we have incurred cumulatively $4.7 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million.
2017 Cost Savings Initiative
In July 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. This initiative was completed in the latter part of 2017. No costs or expenses were recognized in the condensed consolidated statements of operations for this initiative during the three months ended March 31, 2018 or 2017.

A rollforward of our accrued severance liability associated with this initiative is presented below (in thousands):

Three Months Ended March 31, 2018
(unaudited)
Balance, beginning of period	$588
Charges	—
Payments	(197)
Balance, end of period	$391

With respect to this initiative, to date we have incurred cumulatively $3.9 million in severance and related expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of the 2017 Form 10-K.
General Description of Business
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating Group (“IHT”) (formerly TeamQualspec), Mechanical Services Group (“MS”) (formerly TeamFurmanite) and Quest Integrity Group (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form, inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we believe the Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three unique client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run and maintain services.
IHT provides standard and advanced non-destructive testing (“NDT”) services for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, field valve repair and isolation test plugging services. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping.
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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$151,419	$142,956	$8,463	5.9%
MS	132,901	121,822	11,079	9.1%
Quest Integrity	18,065	21,776	(3,711)	(17.0)%
Total	$302,385	$286,554	$15,831	5.5%
Operating income (loss):
IHT	$6,740	$8,125	$(1,385)	(17.0)%
MS	2,518	451	2,067	458.3%
Quest Integrity	1,094	4,191	(3,097)	(73.9)%
Corporate and shared support services	(24,477)	(24,855)	378	1.5%
Total	$(14,125)	$(12,088)	$(2,037)	(16.9)%

Revenues. The overall higher revenues are primarily attributable to increased activity levels in MS and IHT due to an improvement in market conditions experienced during the 2018 first quarter compared to the same period last year. These increases were partially offset by lower revenues in Quest Integrity, reflecting certain projects completed in the prior year period that did not recur in the current year period and the deferral of projects to later in 2018. Total revenues increased $15.8 million or 5.5% from the prior year quarter. Excluding the favorable impact of $4.8 million due to foreign currency exchange rate changes, total revenues increased by $11.0 million, IHT revenues increased by $7.0 million, MS revenues increased by $8.3 million and Quest Integrity revenues decreased by $4.3 million. First quarter 2018 revenues include $5.5 million associated with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”) effective January 1, 2018.

Operating loss. Overall operating loss was $14.1 million in the current year quarter compared to $12.1 million in the prior year quarter. The higher operating loss is primarily attributable to the Quest Integrity and IHT segments, which experienced lower operating income of $3.1 million and $1.4 million, respectively, partially offset by higher operating income in MS of $2.1 million and lower corporate and shared support expenses of $0.4 million. The current year quarter includes $4.5 million of operating income associated with the adoption of ASC 606. For the three months ended March 31, 2018, operating loss includes net expenses totaling $5.1 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $3.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended March 31, 2018
Professional fees, legal and other[1]	$48	$552	$—	$4,348	$4,948
Implementation of the new ERP system	—	—	—	87	87
Executive severance/transition cost[2]	—	—	—	150	150
Natural disaster costs (credits)	1	(53)	—	—	(52)
Total	$49	$499	$—	$4,585	$5,133
Three Months Ended March 31, 2017
Professional fees, legal and other[1]	$—	$94	$—	$1,868	$1,962
Implementation of the new ERP system	—	—	—	4,086	4,086
Restructuring and other related charges (credits), net[3]	—	(1,247)	—	—	(1,247)
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Total	$(1,174)	$(1,153)	$—	$5,954	$3,627
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For the three months ended March 31, 2018, includes $3.4 million associated with the OneTEAM program, which is discussed further below.

2	Associated with previously announced executive leadership change.

3	Relates primarily to disposal gain associated with disposal of Furmanite operations in Belgium.
Excluding the impact of these identified items in both periods, operating income (loss) changed unfavorably by $0.5 million, consisting of decreased operating income in Quest Integrity, corporate and shared support services and IHT of $3.1 million, $1.0 million and $0.1 million, respectively, partially offset by higher operating income in MS of $3.7 million. The lower operating income in the Quest Integrity segment is primarily due to the effect of certain projects in the prior year period that did not recur this year and the deferral of projects to later in 2018. Within corporate and shared support services, the lower operating income is primarily attributable to higher non-cash compensation cost and higher depreciation and amortization expense, partially offset by labor cost savings from our 2017 cost saving initiative. Within the IHT segment, the benefits of the higher revenues were more than offset by increases in labor costs, including overtime compensation and flexible labor cost to meet customer demand. The higher operating income in MS reflects higher activity levels, reflecting an improvement in market conditions, and the benefits from the Company’s cost savings initiative completed last year, partially offset by additional amortization expense of $3.1 million associated with the Furmanite trade name intangible asset. As a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. We are accounting for this change in useful life prospectively and are amortizing the remaining balance during 2018.
Interest expense. Interest expense increased from $3.2 million in the prior year quarter to $7.6 million in the current year quarter. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are attributable to both higher rates on our Credit Facility (as defined below) borrowings as well as the effect of the July 31, 2017 issuance of $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”), which bear a higher effective interest rate than our Credit Facility borrowings.

Gain on convertible debt embedded derivative. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we recognize an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual stockholders’ meeting, which will be held on May 17, 2018. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. The Company recorded a gain on this embedded derivative of $4.5 million for the three months ended March 31, 2018, primarily a result of the decrease in the Company’s stock price during the period.

Other expense, net. Non-operating results include $0.4 million in foreign currency transaction losses in the current year quarter compared to $0.3 million of losses in the prior year quarter. Foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso, and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Taxes. The provision for income tax was $0.6 million on the pre-tax loss of $17.2 million in the current year quarter compared to a benefit of $6.1 million on the pre-tax loss of $15.6 million in the prior year quarter. The effective tax rate was negative 3.6% for the three months ended March 31, 2018, compared to the effective tax rate of 39.0% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to increases in valuation allowances on deferred tax assets related to both U.S. net operating losses and recently enacted interest expense limitation carryovers under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate that resulted from the enactment of the 2017 Tax Act. In the fourth quarter of 2017, we recorded a provisional estimate to account for the effects of the 2017 Tax Act that was enacted on December 22, 2017. The Company is continuing to evaluate the impact of the 2017 Tax Act and will record any resulting adjustments to its provisional estimates during the remainder of 2018, which may materially impact our income tax expense (benefit). No adjustments to the provisional estimates determined as of December 31, 2017 were recorded during the three months ended March 31, 2018. See Note 1 to the condensed consolidated financial statements for additional information on the 2017 Tax Act.

Liquidity and Capital Resources

Financing for our operations consists primarily of our Credit Facility (as defined below) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. In the event that existing liquidity sources are no longer sufficient for our capital requirements, we would explore additional external financing sources. However, there can be no assurance that such sources would be available on terms acceptable to us, if at all.

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at March 31, 2018) and has commitment fees on unused borrowing capacity (0.75% at March 31, 2018). The Credit Facility limits our ability to pay cash dividends.
The Credit Facility also contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 4.25 to 1.00 as of March 31, 2018 and June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of March 31, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of March 31, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 3.27 to 1.00 and 2.80 to 1.00, respectively, as of March 31, 2018. At March 31, 2018, we had $18.2 million of cash on hand and had approximately $60 million of available borrowing capacity through our Credit Facility. As of March 31, 2018, we had $2.7 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.5 million at both March 31, 2018 and December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023. The Notes, which are senior unsecured obligations of the Company, bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we are required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes may be converted into more than 5,964,858 shares of common stock. The Notes are initially convertible into 10,599,067 shares of common stock. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual shareholders’ meeting, which will be held on May 17, 2018. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election, except that prior to receipt of the requisite stockholder approval, the Company will settle conversion in cash or a combination of cash and shares of common stock.

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
Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. The cost savings initiative included reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we believe that the actions we have taken have reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. This initiative was completed in the latter part of 2017. The resulting severance and related charges, which were recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which had been paid in cash as of March 31, 2018.
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project and have now entered the deployment phase. We incurred $3.4 million of expenses during the three months ended March 31, 2018, primarily related to professional fees associated with the project. We expect to incur various additional expenses associated with execution of OneTEAM, the majority of which will be incurred in 2018, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million in 2018. The Company expects to realize certain cost savings and other business improvements upon implementation of project, but does not expect to fully realize such benefits until 2020. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at March 31, 2018 totaled $18.2 million, of which $16.4 million was in foreign accounts, primarily in Europe, Australia, Canada and Singapore.
Cash flows attributable to our operating activities. For the three months ended March 31, 2018, net cash provided by operating activities was $2.2 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $16.5 million, a decrease in working capital of $3.8 million, non-cash compensation costs of $2.4 million and a provision for doubtful accounts of $2.4 million, partially offset by the net loss of $17.8 million and a non-cash gain on our convertible debt embedded derivative of $4.5 million.
For the three months ended March 31, 2017, net cash used in operating activities was $2.6 million. Negative operating cash flow was primarily attributable to the net loss of $9.5 million, non-cash deferred tax benefits of $4.8 million and an increase in working capital of $2.5 million, partially offset by depreciation and amortization of $13.0 million.
Cash flows attributable to our investing activities. For the three months ended March 31, 2018, net cash used in investing activities was $5.9 million, consisting primarily of $5.5 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the three months ended March 31, 2017, net cash used in investing activities was $10.8 million, consisting primarily of $10.7 million of capital expenditures. Capital expenditures included $1.2 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the three months ended March 31, 2018, net cash used in financing activities was $4.4 million consisting primarily of $2.6 million of net debt payments under our Credit Facility, $0.9 million of debt issuance costs associated with an amendment to the Credit Facility and $0.7 million of contingent consideration payments.
For the three months ended March 31, 2017, net cash used in financing activities was $9.9 million consisting primarily of $10.1 million of net debt payments under our Credit Facility.
Effect of exchange rate changes on cash. For the three months ended March 31, 2018 and 2017, the effect of exchange rate changes on cash was a negative impact of $0.2 million and a positive impact of $0.7 million, respectively. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro and the Australian Dollar. The impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, the Canadian Dollar, the Euro and the Mexican Peso.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2017 Form 10-K beginning on page 38. Effective January 1, 2018, we adopted the revenue recognition standard, ASC 606, on a modified retrospective basis. The information below updates the revenue recognition policy included in the 2017 Form 10-K to reflect the adoption of ASC 606. Additional information on ASC 606, including the effects of adoption, is set forth in Notes 1 and 2 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the three months ended March 31, 2018.
Revenue from contracts with customers. In accordance with ASC 606, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three months ended March 31, 2018 and 2017.
Revenue is recognized as (or when) the performance obligations are satisfied by transferring control over a service or product to the customer. Revenue recognition guidance prescribes two recognition methods (over time or point in time). Most of our performance obligations qualify for recognition over time because we typically perform our services on customer facilities or assets and customers receive the benefits of our services as we perform. Where a performance obligation is satisfied over time, the related revenue is also recognized over time using the method deemed most appropriate to reflect the measure of progress and transfer of control. For our time and materials contracts, we are generally able to elect the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. For our fixed price contracts, we typically recognize revenue using the cost-to-cost method, which measures the extent of progress towards completion based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under this method, revenue is recognized proportionately as costs are incurred. For contracts where control is transferred at a point in time, revenue is recognized at the time control of the asset is transferred to the customer, which is typically upon delivery and acceptance by the customer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three months ended March 31, 2018 and 2017 were $0.4 million and $0.3 million, respectively. The foreign currency transaction losses realized relate primarily to fluctuations in the U.S. Dollar in relation to the Euro and the Canadian Dollar.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2018 and March 31, 2017.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $0.1 million for the three months ended March 31, 2018.
We had foreign currency-based revenues and operating loss of approximately $68.3 million and $4.3 million, respectively, for the three months ended March 31, 2018. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $6.8 million and $0.4 million, respectively.
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
On July 31, 2017, we issued $230.0 million of aggregate principal amount of 5.00% Convertible Senior Notes due 2023. The Notes are initially convertible into 10,599,067 shares of our common stock. Because we could be required to cash-settle a portion of the conversion feature of the Notes, we have recorded an embedded derivative liability for the conversion feature for approximately 60% of the Notes pursuant to ASC 815, Derivatives and Hedging, with changes in fair value of the embedded derivative liability reflected in our results of operations each period. Gains and/or losses on the embedded derivative liability will continue to impact our results of operations unless and until we receive stockholder approval for the issuance of more than 19.99 percent of our outstanding common stock upon conversion of the Notes. We have agreed to seek approval of the holders of our outstanding shares of common stock at our next annual shareholders’ meeting, which will be held on May 17, 2018. The valuation of such derivative liability is highly sensitive to changes in the price of our common stock. Generally, decreases in our stock price will result in gains, while increases in our stock price will result in losses. As such, movement in our stock price could materially and adversely affect our financial results, including our net income (loss) as well as increase the volatility of our financial results from period to period. The Company recorded a gain on this embedded derivative of $4.5 million in the condensed consolidated statements of operations for the three months ended March 31, 2018. This gain is primarily a result of the decrease in the Company’s stock price during the three months ended March 31, 2018. As of March 31, 2018, the fair value of the embedded derivative reflected in our condensed consolidated balance sheet was $16.0 million.
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at March 31, 2018, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.

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
Changes in internal control over financial reporting. Effective January 1, 2018, we adopted ASC 606. Although the adoption of ASC 606 has not resulted in significant changes to the overall pattern or timing of our revenue recognition, we did implement changes in our processes related to revenue recognition and the control activities within them. These included the development and standardization of policies, ongoing contract review processes and gathering of information required for disclosure purposes. Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 13 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Refer to the discussion of our risk factors included in Part I, Item 1A of the 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Seventh Amendment to Credit Agreement, dated as of March 8, 2018, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuers, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018, incorporated by reference herein).

10.2 †
Offer Letter, dated January 15, 2018, between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.3 †
Form of Performance Unit Award Agreement between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.4
Settlement Agreement, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), dated February 8, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.5 †	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

Exhibit Number	Description
101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
†    Management contract or compensation plan.

Note: Documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: May 10, 2018	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)