Form 10-Q
period 2018-06-30
TEAM INC
filed 2018-08-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,021,570 shares of common stock, par value $0.30, outstanding as of August 3, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,296	$26,552
Receivables, net of allowance of $15,352 and $11,308	323,169	301,963
Inventory	52,495	49,703
Income tax receivable	—	892
Prepaid expenses and other current assets	30,418	17,950
Total current assets	421,378	397,060
Property, plant and equipment, net	195,762	203,219
Intangible assets, net of accumulated amortization of $68,230 and $54,184	145,781	160,161
Goodwill	283,090	284,804
Other assets, net	6,617	5,798
Deferred income taxes	5,462	4,793
Total assets	$1,058,090	$1,055,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,813	$55,312
Other accrued liabilities	94,843	92,472
Income taxes payable	742	—
Total current liabilities	147,398	147,784
Deferred income taxes	42,302	38,100
Long-term debt	390,481	387,749
Defined benefit pension liability	12,725	14,976
Other long-term liabilities	9,053	9,758
Total liabilities	601,959	598,367
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,019,135 and 29,953,041 shares issued	9,004	8,984
Additional paid-in capital	396,800	352,500
Retained earnings	73,901	115,780
Accumulated other comprehensive loss	(23,574)	(19,796)
Total equity	456,131	457,468
Total liabilities and equity	$1,058,090	$1,055,835
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$343,889	$312,256	$646,274	$598,810
Operating expenses	246,707	227,613	473,558	439,363
Gross margin	97,182	84,643	172,716	159,447
Selling, general and administrative expenses	93,174	91,065	182,833	180,378
Restructuring and other related charges (credits), net	2,411	271	2,411	(976)
Gain on revaluation of contingent consideration	(202)	—	(202)	(1,174)
Operating income (loss)	1,799	(6,693)	(12,326)	(18,781)
Interest expense, net	7,631	4,372	15,228	7,530
Loss on convertible debt embedded derivative (see Note 8)	29,330	—	24,783	—
Other expense, net	285	17	332	358
Loss before income taxes	(35,447)	(11,082)	(52,669)	(26,669)
Less: Provision (benefit) for income taxes	(2,977)	4	(2,354)	(6,075)
Net loss	$(32,470)	$(11,086)	$(50,315)	$(20,594)

Loss per common share:
Basic	$(1.08)	$(0.37)	$(1.68)	$(0.69)
Diluted	$(1.08)	$(0.37)	$(1.68)	$(0.69)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(32,470)	$(11,086)	$(50,315)	$(20,594)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(4,809)	4,448	(4,935)	6,556
Foreign currency hedge	788	(949)	367	(1,115)
Amortization of net actuarial loss on defined benefit pension plans	—	17	—	34
Other comprehensive income (loss), before tax	(4,021)	3,516	(4,568)	5,475
Tax (provision) benefit attributable to other comprehensive income (loss)	560	(782)	790	(1,230)
Other comprehensive income (loss), net of tax	(3,461)	2,734	(3,778)	4,245
Total comprehensive loss	$(35,931)	$(8,352)	$(54,093)	$(16,349)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(50,315)	$(20,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,434	26,015
Amortization of deferred loan costs and debt discount	3,416	353
Provision for doubtful accounts	5,567	3,172
Foreign currency loss	1,037	437
Deferred income taxes	(3,700)	(9,066)
Gain on revaluation of contingent consideration	(202)	(1,174)
Gain on asset disposal	(912)	(921)
Loss on convertible debt embedded derivative	24,783	—
Non-cash compensation cost	7,006	4,263
Other, net	(1,951)	(2,243)
(Increase) decrease:
Receivables	(29,361)	(17,896)
Inventory	(3,502)	(1,297)
Prepaid expenses and other current assets	(4,250)	1,857
Increase (decrease):
Accounts payable	(3,181)	(1,708)
Other accrued liabilities	4,873	5,509
Income taxes	511	683
Net cash used in operating activities	(17,747)	(12,610)
Cash flows from investing activities:
Capital expenditures	(12,082)	(18,662)
Proceeds from disposal of assets	1,463	2,558
Other	(483)	(508)
Net cash used in investing activities	(11,102)	(16,612)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	21,168	22,488
Payments under term loan	—	(10,000)
Contingent consideration payments	(1,106)	(1,278)
Debt issuance costs on Credit Facility	(855)	(738)
Issuance of common stock from share-based payment arrangements	—	449
Payments related to withholding tax for share-based payment arrangements	(225)	(302)
Net cash provided by financing activities	18,982	10,619
Effect of exchange rate changes on cash	(1,389)	1,541
Net decrease in cash and cash equivalents	(11,256)	(17,062)
Cash and cash equivalents at beginning of period	26,552	46,216
Cash and cash equivalents at end of period	$15,296	$29,154

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
We offer these services globally through over 200 locations in 20 countries throughout the world with more than 7,300 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of June 30, 2018 and December 31, 2017 is $293.3 million and $231.6 million, respectively (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 10) measurement, determined based on the observed trading price of these instruments.

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
There was $283.1 million and $284.8 million of goodwill at June 30, 2018 and December 31, 2017, respectively. A rollforward of goodwill for the six months ended June 30, 2018 is as follows (in thousands):

	Six Months Ended June 30, 2018
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(905)	(390)	(419)	(1,714)
Balance at end of period	$193,306	$56,210	$33,574	$283,090
There was $75.2 million of accumulated impairment losses at June 30, 2018 and December 31, 2017, comprised of $21.1 million and $54.1 million for IHT and MS, respectively, which relate to impairment losses recognized in the third quarter of 2017.
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
Due to the complexities involved in accounting for the 2017 Tax Act, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which requires companies include in their financial statements reasonable estimates of the impacts of the 2017 Tax Act to the extent such reasonable estimates have been determined. Under SAB 118, companies are allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company previously recorded certain reasonable estimates of the tax impact in its consolidated statement of operations for the fourth quarter of 2017. As of year ended December 31, 2017, we had not yet completed our accounting for the income tax effects of certain elements of the 2017 Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we continue to evaluate the provisions of the 2017 Tax Act and will record any resulting adjustments to our provisional estimates initially made during the fourth quarter of 2017, during the remainder of 2018, which may materially impact our income tax expense (benefit). Starting in the first quarter of 2018, we have recorded the GILTI tax as a current period expense as incurred. No adjustments to the provisional estimates determined as of December 31, 2017 were recorded during the three or six months ended June 30, 2018.
The effective tax rate was 4.5% for the six months ended June 30, 2018, compared to 22.8% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily due to increases in valuation allowances on deferred tax assets related to both U.S. net operating losses and recently enacted interest expense limitation carryovers under the 2017 Tax Act. The effective tax rate for the six months ended June 30, 2018 also reflects the reduced federal corporate income tax rate that resulted from the enactment of the 2017 Tax Act in December 2017.
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

Amounts used in basic and diluted loss per share, for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,003	29,826	29,989	29,815
Stock options, stock units and performance awards	—	—	—	—
Convertible senior notes	—	—	—	—
Total shares and dilutive securities	30,003	29,826	29,989	29,815
For both the three and six months ended June 30, 2018 and 2017, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 11, respectively.
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
The effect of ASC 606 on our condensed consolidated balance sheet as of June 30, 2018 and our condensed consolidated statements of operations for the three and six months ended June 30, 2018 were as follows (in thousands):

	June 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated balance sheet
Assets
Prepaid expenses and other current assets	$18,009	$12,409	$30,418

Liabilities and Equity
Retained earnings	$61,492	$12,409	$73,901

	Three Months Ended June 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Revenues	$344,356	$(467)	$343,889
Operating expenses	$246,310	$397	$246,707
Provision (benefit) for income taxes	$(2,439)	$(538)	$(2,977)
Net loss	$(32,144)	$(326)	$(32,470)

	Six Months Ended June 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Revenues	$641,213	$5,061	$646,274
Operating expenses	$472,112	$1,446	$473,558
Provision (benefit) for income taxes	$(1,995)	$(359)	$(2,354)
Net income (loss)	$(54,289)	$3,974	$(50,315)
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
Accounting Principles Not Yet Adopted
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes ASC Topic 842, Leases (“ASC 842”), replacing previous lease accounting guidance. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. We are continuing to assess the requirements of ASC 842 and the related accounting impacts of our leasing arrangements and are unable to quantify the impacts at this time. However, we expect that, upon adoption of ASC 842, we will recognize significant amounts of right-of-use assets and lease liabilities on our consolidated balance sheet associated with our operating lease arrangements. ASC 842 will also require us to expand our financial statement disclosures on leasing activities. We do not currently anticipate that the adoption will result in significant impacts to our statements of operations or cash flows. ASC 842 is effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases—Targeted Improvements (“ASU 2018-11”), which provides an optional transition method under which entities initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date would not be adjusted to apply ASC 842. We intend to elect the optional transition method set forth in ASU 2018-11 in connection with our adoption of ASC 842 on January 1, 2019.
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
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and six months ended June 30, 2018 and 2017.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$164,983	$3,690	$168,673	$313,193	$6,899	$320,092
MS	111,964	37,014	148,978	211,788	70,091	281,879
Quest Integrity	16,990	9,248	26,238	29,700	14,603	44,303
Total	$293,937	$49,952	$343,889	$554,681	$91,593	$646,274

	Three Months Ended June 30, 2018
	(unaudited)
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$8,985	$5,037	$22,459	$124,635	$7,557	$168,673
MS	155	146,175	439	—	2,209	148,978
Quest Integrity	26,238	—	—	—	—	26,238
Total	$35,378	$151,212	$22,898	$124,635	$9,766	$343,889

	Six Months Ended June 30, 2018
	(unaudited)
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$18,141	$5,883	$41,755	$239,015	$15,298	$320,092
MS	155	277,374	943	—	3,407	281,879
Quest Integrity	44,303	—	—	—	—	44,303
Total	$62,599	$283,257	$42,698	$239,015	$18,705	$646,274

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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of June 30, 2018 and January 1, 2018, the date of adoption of ASC 606, (in thousands):

	June 30, 2018	January 1, 2018
	(unaudited)	(unaudited)
Trade accounts receivable, net[1]	$323,169	$301,963
Contract assets[2]	$15,685	$9,823
Contract liabilities[3]	$3,462	$5,415
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheet.

The $5.9 million increase in our contract assets from January 1, 2018 to June 30, 2018 was due to additional contracts in process, reflecting higher activity levels. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.

Assets recognized for costs to obtain a contract were not material as of June 30, 2018 or January 1, 2018. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2018 and January 1, 2018. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of June 30, 2018 and January 1, 2018, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Trade accounts receivable	$246,941	$244,133
Unbilled receivables	91,580	69,138
Allowance for doubtful accounts	(15,352)	(11,308)
Total	$323,169	$301,963
4. INVENTORY
A summary of inventory as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$8,665	$8,707
Work in progress	3,374	2,836
Finished goods	40,456	38,160
Total	$52,495	$49,703

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Land	$6,654	$6,698
Buildings and leasehold improvements	49,091	47,924
Machinery and equipment	263,535	261,343
Furniture and fixtures	9,723	9,405
Capitalized ERP system development costs	46,637	46,637
Computers and computer software	14,827	13,052
Automobiles	4,993	5,070
Construction in progress	12,144	12,613
Total	407,604	402,742
Accumulated depreciation and amortization	(211,842)	(199,523)
Property, plant, and equipment, net	$195,762	$203,219

Depreciation expense for the three months ended June 30, 2018 and 2017 was $8.8 million and $8.9 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $18.1 million and $17.6 million, respectively.

6. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018			December 31, 2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,026	$(44,827)	$130,199	$175,226	$(38,712)	$136,514
Non-compete agreements	5,486	(4,685)	801	5,563	(4,509)	1,054
Trade names	24,788	(13,456)	11,332	24,830	(6,211)	18,619
Technology	7,856	(4,740)	3,116	7,867	(4,292)	3,575
Licenses	855	(522)	333	859	(460)	399
Total	$214,011	$(68,230)	$145,781	$214,345	$(54,184)	$160,161
Amortization expense for the three months ended June 30, 2018 and 2017 was $7.1 million and $4.2 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $14.3 million and $8.4 million, respectively. With respect to our intangible asset associated with the Furmanite trade name, management has determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. In accordance with ASC 350, we are accounting for the change in useful life prospectively effective January 1, 2018 and are amortizing the remaining balance over 2018. For the three and six months ended June 30, 2018, the change in estimate resulted in $3.1 million, and $6.2 million, respectively, of incremental amortization expense.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Payroll and other compensation expenses	$44,912	$40,988
Insurance accruals	14,831	15,799
Property, sales and other non-income related taxes	6,409	6,483
Lease commitments	1,007	1,616
Contract liabilities	3,462	6,102
Accrued commission	2,124	1,473
Accrued interest	5,237	5,950
Volume discount	2,700	1,545
Contingent consideration	438	1,246
Professional fees	1,432	1,098
Other	12,291	10,172
Total	$94,843	$92,472

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of June 30, 2018 and December 31, 2017, our long-term debt is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Credit Facility	$198,306	$177,857
Convertible debt[1]	192,175	209,892
Total long-term debt	390,481	387,749
Less: current portion of long-term debt	—	—
Total long-term debt, less current portion	$390,481	$387,749
_________________

1	Comprised of principal amount outstanding plus embedded derivative liability (if any), less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at June 30, 2018) and has commitment fees on unused borrowing capacity (0.75% at June 30, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 4.25 to 1.00 as of June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of June 30, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of June 30, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.95 to 1.00 and 3.19 to 1.00, respectively, as of June 30, 2018. At June 30, 2018, we had $15.3 million of cash on hand and had approximately $80 million of available borrowing capacity through our Credit Facility. As of June 30, 2018, we had $2.4 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $21.8 million at June 30, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The Notes are initially convertible into 10,599,067 shares of common stock. Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we were required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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

Accounting Treatment of the Notes

As of June 30, 2018, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(6,338)	(6,820)
Unamortized discount	(31,487)	(33,882)
Net carrying amount of the liability component	192,175	189,298
Embedded derivative liability[1]	—	20,594
Total[2]	$192,175	$209,892

Equity component:
Carrying amount of the equity component, net of issuance costs[3]	$13,912	$13,912
_________________

1
The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed further below. It is excluded from the table above as of June 30, 2018.

2	Included in the “Long-term debt” line of the condensed consolidated balance sheets.

3	Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. We applied this guidance as of the issuance date of the Notes and concluded that for the conversion feature for a portion of the Notes, we must recognize an embedded derivative under ASC 815-15, while the remainder of the Notes is subject to ASC 470-20.
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. As a result of obtaining shareholder approval for the issuance of shares of common stock upon conversion of the Notes, the embedded derivative meets the criteria to be classified in stockholders’ equity, effective on the date of shareholder approval. Accordingly, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the condensed consolidated statements of operations were $29.3 million and $24.8 million for the three and six months ended June 30, 2018.
The following table sets forth interest expense information related to the Notes (in thousands, except percentage):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Coupon interest	$2,875	$5,750
Amortization of debt discount and issuance costs	1,450	2,878
Total interest expense on convertible senior notes	$4,325	$8,628

Effective interest rate	9.12%	9.12%

As of June 30, 2018, the remaining amortization period for the debt discount and issuance costs is 61 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At June 30, 2018, the €12.3 million borrowing had a U.S. Dollar value of $14.4 million.
As discussed above, we previously recorded an embedded derivative liability for a portion of the Notes. In accordance with ASC 815-15, the embedded derivative instrument was recorded at fair value each period with changes in fair value reflected in our results of operations. No hedge accounting was applied. As a result of obtaining shareholder approval for the issuance of shares upon conversion of the Notes, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. See Note 10 for more information on the fair value measurement of the embedded derivative liability.

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives Classified as Hedging Instruments
Net investment hedge	$788	$(949)	$—	$—	$367	$(1,115)	$—	$—

					Gain (Loss) Recognized in Income (Loss)[1]
					Three Months Ended June 30,		Six Months Ended June 30,
					(unaudited)		(unaudited)
					2018	2017	2018	2017
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt					$(29,330)	$—	$(24,783)	$—

_________________
1    Reflected as “Loss on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	June 30, 2018			December 31, 2017
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,613)	Liability	Long-term debt	$(3,246)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$—	Liability	Long-term debt	$20,594

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
Net periodic pension credit for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$23	$4	$47	$8
Interest cost	588	597	1,189	1,176
Expected return on plan assets	(948)	(761)	(1,918)	(1,499)
Amortization of net actuarial loss	—	17	—	34
Net periodic pension credit	$(337)	$(143)	$(682)	$(281)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.7% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $2.5 million to the pension plan for 2018, of which $1.2 million has been contributed through June 30, 2018.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2018
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$438	$438
Net investment hedge	$—	$(3,613)	$—	$(3,613)
Embedded derivative in convertible debt[2]	$—	$—	$—	$—

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,712	$1,712
Net investment hedge	$—	$(3,246)	$—	$(3,246)
Embedded derivative in convertible debt[2]	$—	$20,594	$—	$20,594
__________________________

1	Inclusive of both current and noncurrent portions.

2	The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed in Note 8.

There were no transfers in and out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2018 and 2017.
The fair value of the convertible debt embedded derivative liability was estimated using a lattice model with inputs including our stock price, our stock price volatility and interest rates. As the assumptions used in the valuation are primarily derived from observable market data, the fair value measurement was classified as Level 2 in the fair value hierarchy. See Note 8 for more information on the embedded derivative liability.
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
The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Six Months Ended June 30, 2018
(unaudited)
Balance, beginning of period	$1,712
Accretion of liability	39
Foreign currency effects	(5)
Payment	(1,106)
Revaluation	(202)
Balance, end of period	$438

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2018, there were approximately 1.6 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2018, our shareholders approved the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”), which replaces the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”). The 2018 Plan authorizes the issuance of share-based awards representing up to 450,000 shares of common stock, plus the number of shares remaining available for issuance under the 2016 Plan, plus the number of shares subject to outstanding awards under specified prior plans that may become available for reissuance in certain circumstances. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to share-based compensation totaled $7.0 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2018, $17.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.2 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the six months ended June 30, 2018 and 2017.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $5.2 million and $3.8 million for the six months ended June 30, 2018 and 2017.
Transactions involving our stock units and director stock grants during the six months ended June 30, 2018 are summarized below:

	Six Months Ended June 30, 2018
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$21.42
Changes during the period:
Granted	40	$19.85
Vested and settled	(65)	$20.40
Cancelled	(13)	$20.85
Stock and stock units, end of period	816	$21.37
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $1.8 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.
Transactions involving our performance awards during the six months ended June 30, 2018 are summarized below:

	Six Months Ended June 30, 2018
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	45	$17.66	84	$25.76
Changes during the period:
Granted	455	$14.01	105	$14.35
Vested and settled	—	$—	(15)	$13.45
Cancelled	—	$—	—	$—
Performance stock units, end of period	500	$14.33	174	$19.91
_________________

1	Performance units with variable payouts are shown at target level of performance.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the six months ended June 30, 2018 and 2017 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the six months ended June 30, 2018 are summarized below:

	Six Months Ended June 30, 2018
	(unaudited)
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of period	79	$31.94
Changes during the period:
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	(11)	$32.42
Shares under option, end of period	68	$31.86
Exercisable at end of period	68	$31.86
Options exercisable at June 30, 2018 had a weighted-average remaining contractual life of 3.9 years, and exercise prices ranged from $21.12 to $50.47.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)
Other comprehensive income (loss)	(4,935)	367	—	790	(3,778)	6,556	(1,115)	34	(1,230)	4,245
Balance, end of period	$(26,301)	$3,613	$(7,221)	$6,335	$(23,574)	$(25,417)	$3,933	$(10,484)	$7,213	$(24,755)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(4,935)	$892	$(4,043)	$6,556	$(1,649)	$4,907
Foreign currency hedge	367	(102)	265	(1,115)	426	(689)
Defined benefit pension plans	—	—	—	34	(7)	27
Total	$(4,568)	$790	$(3,778)	$5,475	$(1,230)	$4,245

13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of June 30, 2018, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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
In July 2018, we announced an organizational restructuring and certain new leadership appointments. The organizational changes will include a Product and Service Line organization and an Operations organization. The Product and Service Lines will be responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. The Company is currently working to transition its operations, management structure, support functions and technology infrastructure to align with the new organization, which we expect to be fully operational in the fourth quarter of 2018. It is possible that our reportable segments could be affected by these changes once the transition is complete. Management is currently evaluating the potential impacts of these changes on the Company’s segment reporting.

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$168,673	$158,412	$320,092	$301,368
MS	148,978	132,564	281,879	254,386
Quest Integrity	26,238	21,280	44,303	43,056
Total	$343,889	$312,256	$646,274	$598,810

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$13,281	$10,529	$20,021	$18,654
MS	10,582	5,385	13,100	5,836
Quest Integrity	5,751	3,889	6,845	8,080
Corporate and shared support services	(27,815)	(26,496)	(52,292)	(51,351)
Total	$1,799	$(6,693)	$(12,326)	$(18,781)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$2,063	$2,852	$4,398	$5,364
MS	2,369	3,580	4,025	7,900
Quest Integrity	1,031	827	1,652	1,273
Corporate and shared support services	1,132	685	2,007	4,125
Total	$6,595	$7,944	$12,082	$18,662

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,725	$4,861	$9,530	$9,716
MS	8,944	5,797	18,222	11,660
Quest Integrity	966	1,096	1,965	2,365
Corporate and shared support services	1,344	1,300	2,717	2,274
Total	$15,979	$13,054	$32,434	$26,015
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$242,773	$226,035	$476,149	$441,247
Canada	51,164	37,444	78,532	64,692
Europe	32,471	30,229	60,696	56,228
Other foreign countries	17,481	18,548	30,897	36,643
Total	$343,889	$312,256	$646,274	$598,810
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Our restructuring and other related charges (credits), net for the three and six months ended June 30, 2018 and 2017 are summarized by segment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
MS	$—	$34	$—	$(157)
Disposal gain
MS	—	—	—	(1,056)
Subtotal	—	34	—	(1,213)

OneTEAM Program
Severance and related costs
IHT	967	—	967	—
MS	331	—	331	—
Quest Integrity	33	—	33	—
Corporate and shared support services	1,080	—	1,080	—
Subtotal	2,411	—	2,411	—

2017 Cost Savings Initiative
Severance and related costs
Corporate and shared support services	—	237	—	237
Subtotal	—	237	—	237
Grand Total	$2,411	$271	$2,411	$(976)

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
2017 Cost Savings Initiative
In July 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. This initiative was completed in the latter part of 2017. No costs or expenses were recognized in the condensed consolidated statements of operations for this initiative during the three and six months ended June 30, 2018. With respect to this initiative, to date we have incurred cumulatively $3.9 million in severance and related expenses, most of which were paid in cash in 2017.
OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and have now entered the deployment phase. As part of the OneTEAM Program, we have decided to eliminate certain employee positions. For the three and six months ended June 30, 2018, we incurred severance charges of $2.4 million, which is also the amount we have incurred cumulatively to date. We currently expect that total severance charges from the OneTEAM Program will amount to approximately $10 million, inclusive of the amounts incurred to date. We expect that the OneTEAM Program will be largely completed in the first half of 2019.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Six Months Ended June 30, 2018
(unaudited)
Balance, beginning of period	$—
Charges	2,411
Payments	(332)
Balance, end of period	$2,079

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We offer these services globally through over 200 locations in 20 countries throughout the world with more than 7,300 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
In July 2018, we announced an organizational restructuring and certain new leadership appointments. The organizational changes will include a Product and Service Line organization and an Operations organization. The Product and Service Lines will be responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. The Company is currently working to transition its operations, management structure, support functions and technology infrastructure to align with the new organization, which we expect to be fully operational in the fourth quarter of 2018. It is possible that our reportable segments could be affected by these changes once the transition is complete. Management is currently evaluating the potential impacts of these changes on the Company’s segment reporting.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$168,673	$158,412	$10,261	6.5%
MS	148,978	132,564	16,414	12.4%
Quest Integrity	26,238	21,280	4,958	23.3%
Total	$343,889	$312,256	$31,633	10.1%
Operating income (loss):
IHT	$13,281	$10,529	$2,752	26.1%
MS	10,582	5,385	5,197	96.5%
Quest Integrity	5,751	3,889	1,862	47.9%
Corporate and shared support services	(27,815)	(26,496)	(1,319)	(5.0)%
Total	$1,799	$(6,693)	$8,492	NM1
_________________

1	NM - Not meaningful

Revenues. The overall higher revenues are primarily attributable to increased activity levels across all segments reflecting increased demand and customer spending levels due to improved market conditions, particularly within the refining and petrochemical industries. Total revenues increased $31.6 million or 10.1% from the prior year quarter. Excluding the favorable impact of $4.8 million due to foreign currency exchange rate changes, total revenues increased by $26.9 million, IHT revenues increased by $8.2 million, MS revenues increased by $14.2 million and Quest Integrity revenues increased by $4.5 million. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the Canadian dollar, the Euro and the British Pound this year. The increased activity levels in each segment were primarily associated with our operations in North America and included increases in advanced inspection and mechanical integrity services within IHT, higher leak repair, hot tapping and valve services within MS and increased inspection services within Quest Integrity.

Operating income (loss). Overall operating income was $1.8 million in the current year quarter compared to an operating loss of $6.7 million in the prior year quarter. The $8.5 million improvement in operating income (loss) is primarily attributable to improved operating performance in all segments. IHT, MS and Quest Integrity experienced increases in operating income of $2.8 million, $5.2 million and $1.9 million, respectively. These improvements were partially offset by higher corporate and shared support expenses of $1.3 million. For the three months ended June 30, 2018, operating loss includes net expenses totaling $8.0 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $6.9 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended June 30, 2018
Professional fees, legal and other[1]	$(1)	$8	$—	$5,677	$5,684
Restructuring and other related charges, net[3]	968	331	33	1,079	2,411
Executive transition cost[2]	—	—	—	150	150
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$967	$339	$33	$6,704	$8,043
Three Months Ended June 30, 2017
Professional fees, legal and other[1]	$—	$69	$—	$2,734	$2,803
Implementation of the new ERP system	—	—	—	3,854	3,854
Restructuring and other related charges, net[3]	—	34	—	237	271
Total	$—	$103	$—	$6,825	$6,928
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For the three months ended June 30, 2018, includes $4.1 million (exclusive of restructuring costs) associated with the OneTEAM program, which is discussed further below.

2	Transition costs associated with the September 2017 executive leadership change.

3	For 2018, associated with employee severance costs related to the OneTEAM program. For 2017, associated with the Furmanite Belgium and Netherlands exit.
Excluding the impact of these identified items in both periods, operating income (loss) changed favorably by $9.6 million, consisting of increased operating income in MS, IHT and Quest Integrity of $5.6 million $3.5 million and $1.9 million, respectively, partially offset by higher corporate and shared support expenses of $1.4 million. The higher operating income in MS and IHT reflects higher activity levels, reflecting an improvement in market conditions, certain workforce planning and labor utilization efficiencies and the benefits from both the Company’s cost savings initiative completed last year as well as the OneTEAM program this year. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. Within MS, the benefit of the higher activity levels was partially offset by additional amortization expense of $3.1 million associated with the Furmanite trade name intangible asset. As a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. We are accounting for this change in useful life prospectively and are amortizing the remaining balance during 2018. Within corporate and shared support services, the lower operating income is primarily attributable to higher incentive and stock-based compensation costs, partially offset by labor cost savings from our 2017 cost saving initiative as well as the OneTEAM program this year. While our markets are improving, we are beginning to observe cost increases in labor, materials, freight, and fuel that could impact our future operating performance.
Interest expense. Interest expense increased from $4.4 million in the prior year quarter to $7.6 million in the current year quarter. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are attributable to both higher rates on our Credit Facility (as defined below) borrowings as well as the effect of the July 31, 2017 issuance of $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”), which bear a higher effective interest rate than our Credit Facility borrowings.

Loss on convertible debt embedded derivative. For the three months ended June 30, 2018, we recorded a loss of $29.3 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during the three months ended June 30, 2018 is primarily attributable to the 50.5% increase in the Company’s stock price during the period through May 17, 2018. On May 17, 2018 we received shareholder approval to issue shares of common stock upon conversion of the Notes. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, Embedded Derivatives (“ASC 815-15”), we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity. As a result of this reclassification, the embedded derivative liability will no longer be marked to fair value each period.

Other expense, net. Non-operating results include $0.6 million in foreign currency transaction losses in the current year quarter compared to $0.1 million in the prior year quarter. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso, and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Taxes. The income tax benefit was $3.0 million on the pre-tax loss of $35.4 million in the current year quarter compared to a provision for income tax of $4 thousand on the pre-tax loss of $11.1 million in the prior year quarter. The effective tax rate was 8.4% for the three months ended June 30, 2018, compared to the effective tax rate of essentially zero for the three months ended June 30, 2017. The increase in the effective tax rate was primarily due to discrete items in the current period and increases in valuation allowances on deferred tax assets related to both U.S. net operating losses and recently enacted interest expense limitation carryovers under the 2017 Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”). The effective tax rate for the three months ended June 30, 2018 also reflects the reduced federal corporate income tax rate that resulted from the enactment of the 2017 Tax Act. In the fourth quarter of 2017, we recorded a provisional estimate to account for the effects of the 2017 Tax Act. The Company is continuing to evaluate the impact of the 2017 Tax Act and will record any resulting adjustments to its provisional estimates during the remainder of 2018, which may materially impact our income tax expense (benefit). No adjustments to the provisional estimates determined as of December 31, 2017 were recorded during the three months ended June 30, 2018. See Note 1 to the condensed consolidated financial statements for additional information on the 2017 Tax Act.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth the components of revenue and operating income (loss) from our operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$320,092	$301,368	$18,724	6.2%
MS	281,879	254,386	27,493	10.8%
Quest Integrity	44,303	43,056	1,247	2.9%
Total	$646,274	$598,810	$47,464	7.9%
Operating income (loss):
IHT	$20,021	$18,654	$1,367	7.3%
MS	13,100	5,836	7,264	124.5%
Quest Integrity	6,845	8,080	(1,235)	(15.3)%
Corporate and shared support services	(52,292)	(51,351)	(941)	(1.8)%
Total	$(12,326)	$(18,781)	$6,455	34.4%

Revenues. The overall higher revenues are primarily attributable to increased activity levels, primarily in MS and IHT, due to improved market conditions this year, as noted above. Total revenues increased $47.5 million or 7.9% from the prior year period. Excluding the favorable impact of $9.5 million due to foreign currency exchange rate changes, total revenues increased by $38.0 million, IHT revenues increased by $15.2 million, MS revenues increased by $22.6 million and Quest Integrity revenues increased by $0.2 million. The increased activity levels in MS and IHT were primarily associated with our operations in North America. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the Canadian dollar and the Euro this year. The increased activity levels in each segment were primarily associated with our operations in North America and included increases in advanced inspection and mechanical integrity services within IHT, higher leak repair, hot tapping and valve services within MS and increased inspection services within Quest Integrity. Revenues for the six months ended June 30, 2018 include $5.1 million associated with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”) effective January 1, 2018.

Operating loss. Overall operating loss was $12.3 million in the current year compared to $18.8 million in the same period last year. The $6.5 million improvement is primarily attributable higher operating income in the MS segment, which experienced higher operating income of $7.3 million, as well as the IHT segment, which improved by $1.4 million. These improvements were partially offset by lower operating income from Quest Integrity of $1.2 million and higher corporate and shared support services expenses of $0.9 million. The current year period includes $3.6 million of operating income associated with the adoption of ASC 606. For the six months ended June 30, 2018, operating loss includes net expenses totaling $13.2 million that we do not believe are indicative of the Company’s core operating activities, while the prior year period included $10.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Six Months Ended June 30, 2018
Professional fees, legal and other[1]	$48	$507	$—	$10,025	$10,580
Implementation of the new ERP system	—	—	—	87	87
Restructuring and other related charges, net[3]	968	331	33	1,079	2,411
Executive transition cost[2]	—	—	—	300	300
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$1,016	$838	$33	$11,289	$13,176
Six Months Ended June 30, 2017
Professional fees, legal and other[1]	$—	$163	$—	$4,602	$4,765
Implementation of the new ERP system	—	—	—	7,940	7,940
Restructuring and other related charges (credits), net[3]	—	(1,213)	—	237	(976)
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Total	$(1,174)	$(1,050)	$—	$12,779	$10,555
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For the six months ended June 30, 2018, includes $7.5 million (exclusive of restructuring costs) associated with the OneTEAM program, which is discussed further below.

2	Transition costs associated with the September 2017 executive leadership change.

3	For 2018, associated with employee severance costs related to the OneTEAM program. For 2017, associated with the Furmanite Belgium and Netherlands exit, primarily a disposal gain.
Excluding the impact of these identified items in both periods, operating income (loss) changed favorably by $9.1 million, consisting of increased operating income of $9.2 million and $3.5 million in MS and IHT, respectively, partially offset by decreased operating income in Quest Integrity of $1.2 million and increased corporate and shared support services expenses of $2.4 million. The higher operating income in MS and IHT is attributable to higher activity levels, reflecting an improvement in market conditions, and the benefits from both the Company’s cost savings initiative completed last year as well as the OneTEAM program this year. Within MS, the benefit of the higher activity levels was partially offset by additional amortization expense of $6.2 million associated with the Furmanite trade name intangible asset. As a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. We are accounting for this change in useful life prospectively and are amortizing the remaining balance during 2018. Within IHT, the benefits of the higher activity levels were partially offset by increases in labor costs, including overtime compensation and flexible labor cost to meet customer demand. The lower operating income in the Quest Integrity segment is primarily due to a slower first quarter of 2018 as certain projects were deferred to later in 2018. Within corporate and shared support services, the lower operating income is primarily attributable to higher incentive and non-cash compensation cost, partially offset by labor cost savings from our 2017 cost saving initiative as well as the OneTEAM program this year. While our markets are improving, we are beginning to observe cost increases in labor, materials, freight, and fuel that could impact our future operating performance.
Interest expense. Interest expense increased from $7.5 million in the prior year to $15.2 million in the current year. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are attributable to both higher rates on our Credit Facility (as defined below) borrowings as well as the effect of the July 31, 2017 issuance of the Notes, which bear a higher effective interest rate than our Credit Facility borrowings.

Loss on convertible debt embedded derivative. For the six months ended June 30, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during the six months ended June 30, 2018 is primarily attributable to the 38.9% increase in the Company’s stock price during the period through May 17, 2018. On May 17, 2018, we received shareholder approval to issue shares of common stock upon conversion of the Notes.

As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity. As a result of this reclassification, the embedded derivative liability will no longer be marked to fair value each period.

Other expense, net. Non-operating results include $1.0 million in foreign currency transaction losses in the current year compared to $0.4 million in the prior year. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso, and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Taxes. The income tax benefit was $2.4 million on the pre-tax loss of $52.7 million for the six months ended June 30, 2018 compared to $6.1 million on the pre-tax loss of $26.7 million in the same period in 2017. The effective tax rate was 4.5% for the six months ended June 30, 2018, compared to the effective tax rate of 22.8% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily due to increases in valuation allowances on deferred tax assets related to both U.S. net operating losses and recently enacted interest expense limitation carryovers under the 2017 Tax Act enacted on December 22, 2017. The effective tax rate for the six months ended June 30, 2018 also reflects the reduced federal corporate income tax rate that resulted from the enactment of the 2017 Tax Act. In the fourth quarter of 2017, we recorded a provisional estimate to account for the effects of the 2017 Tax Act. The Company is continuing to evaluate the impact of the 2017 Tax Act and will record any resulting adjustments to its provisional estimates during the remainder of 2018, which may materially impact our income tax expense (benefit). No adjustments to the provisional estimates determined as of December 31, 2017 were recorded during the six months ended June 30, 2018. See Note 1 to the condensed consolidated financial statements for additional information on the 2017 Tax Act.

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

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.75% margin at June 30, 2018) and has commitment fees on unused borrowing capacity (0.75% at June 30, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 4.25 to 1.00 as of June 30, 2018, not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of June 30, 2018 and each quarter thereafter through December 31, 2018 and not less than 2.50 to

1.00 as of March 31, 2019 and each quarter thereafter. As of June 30, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.95 to 1.00 and 3.19 to 1.00, respectively, as of June 30, 2018. At June 30, 2018, we had $15.3 million of cash on hand and had approximately $80 million of available borrowing capacity through our Credit Facility. As of June 30, 2018, we had $2.4 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $21.8 million at June 30, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The Notes are initially convertible into 10,599,067 shares of common stock. Because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we were required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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
Cost Savings Initiative. In July 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. The cost savings initiative included reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we believe that the actions we have taken have reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. This initiative was completed in the latter part of 2017. The resulting severance and related charges, which were generally recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which were paid in cash in 2017.
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project and have now entered the deployment phase. We incurred $3.4 million and $7.5 million of expenses during the three and six months ended June 30, 2018, respectively, primarily related to professional fees associated with the project. Additionally, we incurred $2.4 million of severance-related costs during the three and six months ended June 30, 2018 related to the elimination of certain employee positions. We expect to incur various additional expenses associated with execution of OneTEAM, the majority of which will be incurred in 2018, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million in 2018, including approximately $10 million for severance-related costs. The Company expects to realize certain cost savings and other business improvements upon implementation of the project, but does not expect to fully realize such benefits until 2020. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at June 30, 2018 totaled $15.3 million, of which $13.7 million was in foreign accounts, primarily in Europe, Australia, Canada, Singapore and Trinidad.
Cash flows attributable to our operating activities. For the six months ended June 30, 2018, net cash used in operating activities was $17.7 million. Negative operating cash flow was primarily attributable to the net loss of $50.3 million, an increase in working capital of $34.9 million and deferred income tax benefits of $3.7 million, partially offset by depreciation and amortization of $32.4 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, non-cash compensation costs of $7.0 million and a provision for doubtful accounts of $5.6 million.
For the six months ended June 30, 2017, net cash used in operating activities was $12.6 million. Negative operating cash flow was primarily attributable to the net loss of $20.6 million, deferred income tax benefits of $9.1 million and an increase in working capital of $12.9 million, partially offset by depreciation and amortization of $26.0 million and non-cash compensation costs of $4.3 million.
Cash flows attributable to our investing activities. For the six months ended June 30, 2018, net cash used in investing activities was $11.1 million, consisting primarily of $12.1 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the six months ended June 30, 2017, net cash used in investing activities was $16.6 million, consisting primarily of $18.7 million for capital expenditures. Capital expenditures included $1.2 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the six months ended June 30, 2018, net cash provided by financing activities was $19.0 million consisting primarily of $21.2 million of net borrowings under our revolving credit agreement, partially offset by $1.1 million of contingent consideration payments and $0.9 million of debt issuance costs associated with an amendment to the Credit Facility.

For the six months ended June 30, 2017, net cash provided by financing activities was $10.6 million consisting primarily of $22.5 million of net borrowings under our revolving credit agreement, partially offset by $10.0 million in payments on our term loan, $1.3 million in contingent consideration payments and $0.7 million of debt issuance costs associated with an amendment to the Credit Facility.
Effect of exchange rate changes on cash. For the six months ended June 30, 2018 and 2017, the effect of exchange rate changes on cash was a negative impact of $1.4 million and a positive impact of $1.5 million, respectively. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian dollar, the Australian Dollar, the Euro, the British Pound, the Brazilian Real and the New Zealand Dollar. The impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, Canadian Dollar, Euro, British Pound, Singapore Dollar, New Zealand Dollar, Malaysian Ringgit and Mexican Peso.

Contractual Obligations
Information on our contractual obligations is set forth on page 38 of our 2017 Form 10-K. The following updates our disclosure of estimated defined benefit pension plan contribution obligations. For the Company’s defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”), as of June 30, 2018, the Company has committed to fund contributions of $1.2 million for the remainder of 2018, $2.4 million for 2019 and $4.0 million annually thereafter through January 2032 for a total funding commitment of up to approximately $51.4 million (undiscounted). Further, in any year in which specified operating performance levels are exceeded, we have committed to an additional contribution for that year, of up to approximately $1.3 million, depending on actual performance levels. Notwithstanding these commitments, the Company will make contributions to the U.K. Plan only to the extent necessary to eliminate the funding deficit. Accordingly, the aggregate amount of contributions ultimately made may be less than those noted above. As of June 30, 2018 and December 31, 2017, our consolidated balance sheets reflected liabilities for defined benefit pension plans of $12.7 million and $15.0 million, respectively, substantially all of which relate to the U.K. Plan. For additional information on the U.K. Plan, see Note 12 to the consolidated financial statements included in the 2017 Form 10-K and Note 9 to the condensed consolidated financial statements included in this report.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2017 Form 10-K beginning on page 38. Effective January 1, 2018, we adopted the revenue recognition standard, ASC 606, on a modified retrospective basis. The information below updates the revenue recognition policy included in the 2017 Form 10-K to reflect the adoption of ASC 606. Additional information on ASC 606, including the effects of adoption, is set forth in Notes 1 and 2 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the six months ended June 30, 2018.
Revenue from contracts with customers. In accordance with ASC 606, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and six months ended June 30, 2018 and 2017.
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

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the six months ended June 30, 2018 and 2017 were $1.0 million and $0.4 million, respectively. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, the Euro and the British Pound, while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the British Pound and Canadian Dollar.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2018 and June 30, 2017.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $4.9 million for the six months ended June 30, 2018.
We had foreign currency-based revenues and operating profit of approximately $168.5 million and $0.6 million, respectively, for the six months ended June 30, 2018. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $16.8 million and $0.1 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at June 30, 2018, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of June 30, 2018, the outstanding principal balance of the Notes was $230.0 million. After subtracting unamortized discount and issuance costs, the carrying value of the liability component of the Notes was $192.2 million. The estimated fair value of the Notes at June 30, 2018 was $293.3 million (inclusive of the fair value of the conversion option), and was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 13 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Refer to the discussion of our risk factors included in Part I, Item 1A of the 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8, File No. 333-225727, filed on June 19, 2018, incorporated by reference herein).

10.2†
Transition, Severance, and Release Agreement dated July 2, 2018 between Team, Inc. and Arthur F. Victorson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018, incorporated by reference herein).

10.3†	Offer Letter, dated July 1, 2018, between TEAM, Inc. and Grant Roscoe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2018, incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Presentation Linkbase Document.
†    Management contract or compensation plan.

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 9, 2018	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)