Form 10-Q
period 2018-09-30
TEAM INC
filed 2018-11-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,072,913 shares of common stock, par value $0.30, outstanding as of November 1, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,955	$26,552
Receivables, net of allowance of $18,415 and $11,308	301,912	301,963
Inventory	51,559	49,703
Income tax receivable	—	892
Prepaid expenses and other current assets	25,129	17,950
Total current assets	394,555	397,060
Property, plant and equipment, net	193,412	203,219
Intangible assets, net of accumulated amortization of $75,349 and $54,184	138,629	160,161
Goodwill	283,070	284,804
Other assets, net	7,602	5,798
Deferred income taxes	5,307	4,793
Total assets	$1,022,575	$1,055,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,433	$55,312
Other accrued liabilities	100,032	92,472
Income taxes payable	2,469	—
Total current liabilities	150,934	147,784
Deferred income taxes	37,409	38,100
Long-term debt	376,958	387,749
Defined benefit pension liability	11,645	14,976
Other long-term liabilities	9,181	9,758
Total liabilities	586,127	598,367
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,023,232 and 29,953,041 shares issued	9,005	8,984
Additional paid-in capital	399,163	352,500
Retained earnings	51,039	115,780
Accumulated other comprehensive loss	(22,759)	(19,796)
Total equity	436,448	457,468
Total liabilities and equity	$1,022,575	$1,055,835
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$290,856	$285,067	$937,130	$883,877
Operating expenses	220,717	216,126	694,275	655,489
Gross margin	70,139	68,941	242,855	228,388
Selling, general and administrative expenses	87,786	85,179	270,619	265,557
Restructuring and other related charges, net	2,047	2,637	4,458	1,661
Gain on revaluation of contingent consideration	—	—	(202)	(1,174)
Goodwill impairment loss	—	75,241	—	75,241
Operating loss	(19,694)	(94,116)	(32,020)	(112,897)
Interest expense, net	8,022	6,369	23,250	13,899
Write-off of deferred loan costs	—	1,244	—	1,244
(Gain) loss on convertible debt embedded derivative (see Note 8)	—	(6,292)	24,783	(6,292)
Other expense, net	123	157	455	515
Loss before income taxes	(27,839)	(95,594)	(80,508)	(122,263)
Less: Income tax benefit	(4,977)	(12,066)	(7,331)	(18,141)
Net loss	$(22,862)	$(83,528)	$(73,177)	$(104,122)

Loss per common share:
Basic	$(0.76)	$(2.80)	$(2.44)	$(3.49)
Diluted	$(0.76)	$(2.80)	$(2.44)	$(3.49)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(22,862)	$(83,528)	$(73,177)	$(104,122)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	516	3,850	(4,419)	10,406
Foreign currency hedge	97	(483)	464	(1,598)
Amortization of net actuarial loss on defined benefit pension plans	—	19	—	53
Other comprehensive income (loss), before tax	613	3,386	(3,955)	8,861
Tax (provision) benefit attributable to other comprehensive income (loss)	202	(1,065)	992	(2,295)
Other comprehensive income (loss), net of tax	815	2,321	(2,963)	6,566
Total comprehensive loss	$(22,047)	$(81,207)	$(76,140)	$(97,556)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2018	29,953	$8,984	$352,500	$115,780	$(19,796)	$457,468
Adoption of new accounting principle	—	—	—	8,436	—	8,436
Net loss	—	—	—	(73,177)	—	(73,177)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,311)	(3,311)
Foreign currency hedge, net of tax	—	—	—	—	348	348
Reclassification of convertible debt embedded derivative, net of tax	—	—	37,539	—	—	37,539
Non-cash compensation	—	—	9,414	—	—	9,414
Vesting of stock awards	70	21	(290)	—	—	(269)
Balance at September 30, 2018	30,023	$9,005	$399,163	$51,039	$(22,759)	$436,448

Balance at January 1, 2017	29,785	$8,934	$336,756	$218,947	$(29,000)	$535,637
Adoption of new accounting principle	—	—	—	995	—	995
Net loss	—	—	—	(104,122)	—	(104,122)
Foreign currency translation adjustment, net of tax	—	—	—	—	7,512	7,512
Foreign currency hedge, net of tax	—	—	—	—	(988)	(988)
Change in defined benefit pension plan net actuarial loss, net of tax	—	—	—	—	42	42
Issuance of convertible debt, net of tax	—	—	8,458	—	—	8,458
Non-cash compensation	—	—	5,846	—	—	5,846
Vesting of stock awards	41	12	(337)	—	—	(325)
Exercise of stock options	16	5	444	—	—	449
Balance at September 30, 2017	29,842	$8,951	$351,167	$115,820	$(22,434)	$453,504

Balance at July 1, 2018	30,019	$9,004	$396,800	$73,901	$(23,574)	$456,131
Net loss	—	—	—	(22,862)	—	(22,862)
Foreign currency translation adjustment, net of tax	—	—	—	—	733	733
Foreign currency hedge, net of tax	—	—	—	—	82	82
Non-cash compensation	—	—	2,408	—	—	2,408
Vesting of stock awards	4	1	(45)	—	—	(44)
Balance at September 30, 2018	30,023	$9,005	$399,163	$51,039	$(22,759)	$436,448

Balance at July 1, 2017	29,839	$8,950	$341,152	$199,348	$(24,755)	$524,695
Net loss	—	—	—	(83,528)	—	(83,528)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,605	2,605
Foreign currency hedge, net of tax	—	—	—	—	(298)	(298)
Change in defined benefit pension plan net actuarial loss, net of tax	—	—	—	—	14	14
Issuance of convertible debt, net of tax	—	—	8,456	—	—	8,456
Non-cash compensation	—	—	1,582	—	—	1,582
Vesting of stock awards	3	1	(23)	—	—	(22)
Balance at September 30, 2017	29,842	$8,951	$351,167	$115,820	$(22,434)	$453,504

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(73,177)	$(104,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,466	38,686
Write-off of deferred loan costs	—	1,244
Amortization of deferred loan costs and debt discount	5,208	1,434
Provision for doubtful accounts	9,432	6,157
Foreign currency loss	1,457	596
Deferred income taxes	(8,273)	(22,107)
Gain on revaluation of contingent consideration	(202)	(1,174)
Gain on asset disposal	(900)	(826)
Loss (gain) on convertible debt embedded derivative	24,783	(6,292)
Goodwill impairment loss	—	75,241
Non-cash compensation cost	9,414	5,846
Other, net	(2,911)	(3,052)
(Increase) decrease:
Receivables	(11,409)	(18,844)
Inventory	(2,632)	(1,459)
Prepaid expenses and other current assets	1,544	3,302
Increase (decrease):
Accounts payable	(6,560)	(5,636)
Other accrued liabilities	10,058	21,207
Income taxes	1,004	(366)
Net cash provided by (used) in operating activities	5,302	(10,165)
Cash flows from investing activities:
Capital expenditures	(19,394)	(26,541)
Proceeds from disposal of assets	1,464	2,559
Other	(462)	(519)
Net cash used in investing activities	(18,392)	(24,501)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	6,370	(37,386)
Payments under term loan	—	(170,000)
Issuance of convertible debt, net of issuance costs	—	222,311
Contingent consideration payments	(1,106)	(1,278)
Debt issuance costs on Credit Facility	(855)	(1,038)
Issuance of common stock from share-based payment arrangements	—	449
Payments related to withholding tax for share-based payment arrangements	(269)	(325)
Net cash provided by financing activities	4,140	12,733
Effect of exchange rate changes on cash	(1,647)	2,398
Net decrease in cash and cash equivalents	(10,597)	(19,535)
Cash and cash equivalents at beginning of period	26,552	46,216
Cash and cash equivalents at end of period	$15,955	$26,681
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of September 30, 2018 and December 31, 2017 is $287.2 million and $231.6 million, respectively (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 10) measurement, determined based on the observed trading price of these instruments.

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
In the third quarter of 2017, we determined that there were sufficient indicators to trigger a goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, market softness and our financial results. This interim goodwill impairment test was prepared as of July 31, 2017 using a combination of income and market approaches to reconcile the reporting unit fair values to market capitalization. The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the IHT and MS reporting units exceeded their fair values by $21.1 million and $54.1 million, respectively, resulting in a total impairment loss of $75.2 million for the three and nine months ended September 30, 2017.
There was $283.1 million and $284.8 million of goodwill at September 30, 2018 and December 31, 2017, respectively. A rollforward of goodwill for the nine months ended September 30, 2018 is as follows (in thousands):

	Nine Months Ended September 30, 2018
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(657)	(512)	(565)	(1,734)
Balance at end of period	$193,554	$56,088	$33,428	$283,070
There was $75.2 million of accumulated impairment losses at September 30, 2018 and December 31, 2017, comprised of the impairment losses recognized in the third quarter of 2017 described above.
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
Due to the complexities involved in accounting for the 2017 Tax Act, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which requires companies include in their financial statements reasonable estimates of the impacts of the 2017 Tax Act to the extent such reasonable estimates have been determined. Under SAB 118, companies are allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company previously recorded certain reasonable estimates of the tax impact in its consolidated statement of operations for the fourth quarter of 2017. As of year end December 31, 2017, we had not yet completed our accounting for the income tax effects of certain elements of the 2017 Tax Act, including the new GILTI and BEAT taxes. Starting in the first quarter of 2018, we have recorded the GILTI tax as a current period expense as incurred. The Company has completed its filings of the 2017 tax returns and recorded an income tax benefit of $1.8 million during the three and nine months ended September 30, 2018, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. We are continuing to evaluate the provisional estimate, primarily with respect to deferred tax liabilities associated with investments in foreign subsidiaries. We will record any additional adjustments to our provisional estimates during the fourth quarter of 2018, which may materially impact our income tax expense (benefit).
The income tax benefit was $7.3 million on the pre-tax loss of $80.5 million for the nine months ended September 30, 2018 compared to $18.1 million on the pre-tax loss of $122.3 million in the same period in 2017. The effective tax rate was a benefit of 9.1% for the nine months ended September 30, 2018, compared to a benefit of 14.8% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily due to increases in valuation allowances on deferred tax assets related to U.S. net operating losses, partially offset by net tax benefits associated with discrete items in the current period and the effect of the non-deductible portion of the goodwill impairment loss last year. The discrete items in the current year primarily relate to certain tax rate and tax credit adjustments as well as the adjustment related to the provisional estimate noted above.
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

Amounts used in basic and diluted loss per share, for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,021	29,841	30,000	29,824
Stock options, stock units and performance awards	—	—	—	—
Convertible Senior Notes	—	—	—	—
Total shares and dilutive securities	30,021	29,841	30,000	29,824
For both the three and nine months ended September 30, 2018 and 2017, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. For the three months ended September 30, 2018, although the average price of our common stock exceeded the conversion price of our convertible senior notes, the effect of their inclusion in diluted loss per share would be antidilutive due to the net loss in the period. For all other periods presented, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 11, respectively.

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
The effect of ASC 606 on our condensed consolidated balance sheet as of September 30, 2018 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 were as follows (in thousands):

	September 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated balance sheet
Assets
Prepaid expenses and other current assets	$20,216	$4,913	$25,129

Liabilities and Equity
Retained earnings	$46,126	$4,913	$51,039

	Three Months Ended September 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Revenues	$298,662	$(7,806)	$290,856
Operating expenses	$221,027	$(310)	$220,717
Income tax benefit	$(4,977)	$—	$(4,977)
Net loss	$(15,366)	$(7,496)	$(22,862)

	Nine Months Ended September 30, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Revenues	$939,875	$(2,745)	$937,130
Operating expenses	$693,139	$1,136	$694,275
Income tax benefit	$(6,972)	$(359)	$(7,331)
Net loss	$(69,655)	$(3,522)	$(73,177)

Refer to Note 2 for additional disclosures required by ASC 606.

ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies the classification in the statement of cash flows of certain items, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds and cash receipts and payments having aspects of more than one class of cash flows. The adoption of this ASU on January 1, 2018 had no impact on our consolidated statements of cash flows.

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

ASU No. 2017-12. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities (“ASU 2017-12”). This update makes certain targeted improvements to the accounting and presentation of certain hedging relationships. For net investment hedges, ASU 2017-12 requires that the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be recorded in the currency translation adjustment section of other comprehensive income (loss). In the third quarter of 2018, we elected to early adopt ASU 2017-12, with application as of January 1, 2018. Adoption of ASU 2017-12 did not have any impact on our consolidated financial statements.

ASU No. 2018-13. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements for fair value measurements. Our early adoption of ASU 2018-13 on September 30, 2018 did not have any impact on our consolidated financial statements. Refer to Note 10 for our fair value disclosures.

Accounting Principles Not Yet Adopted

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes ASC Topic 842, Leases (“ASC 842”), replaced previous lease accounting guidance along with subsequent ASUs issued in 2018 to clarify certain provisions of ASU 2016-02. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. We expect that, upon adoption of ASC 842, we will recognize significant amounts of right-of-use assets and lease liabilities on our consolidated balance sheet associated with our operating lease arrangements, but are unable to quantify the impact at this time. ASC 842 will also require us to expand our financial statement disclosures on leasing activities. In July 2018, the FASB issued ASU 2018-11, Leases—Targeted Improvements (“ASU 2018-11”), which provides an optional transition method under which entities initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the comparative periods presented in the financial statements prior to the adoption date would not be adjusted to apply ASC 842. We intend to elect the optional transition method set forth in ASU 2018-11 in connection with our adoption of ASC 842 on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions on lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight practical expedient. We are continuing to evaluate the impact of Topic 842 and its impacts on our business processes, systems and internal controls. We do not currently anticipate that the adoption will result in significant impacts to our statements of operations or cash flows. ASC 842 is effective for us on January 1, 2019.

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

ASU No. 2018-14.  In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. ASU 2018-14 is effective for fiscal year ending after December 15, 2020 with early adoption permitted. ASU 2018-14 is required to be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.
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
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and nine months ended September 30, 2018 and 2017.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$143,508	$4,021	$147,529	$456,701	$10,920	$467,621
MS	80,714	38,297	119,011	292,502	108,388	400,890
Quest Integrity	15,958	8,358	24,316	45,658	22,961	68,619
Total	$240,180	$50,676	$290,856	$794,861	$142,269	$937,130

	Three Months Ended September 30, 2018
	(unaudited)
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$12,913	$3,194	$17,019	$106,175	$8,228	$147,529
MS	85	117,147	818	—	961	119,011
Quest Integrity	24,316	—	—	—	—	24,316
Total	$37,314	$120,341	$17,837	$106,175	$9,189	$290,856

	Nine Months Ended September 30, 2018
	(unaudited)
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$31,054	$9,077	$58,774	$345,190	$23,526	$467,621
MS	240	394,521	1,761	—	4,368	400,890
Quest Integrity	68,619	—	—	—	—	68,619
Total	$99,913	$403,598	$60,535	$345,190	$27,894	$937,130

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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of September 30, 2018 and January 1, 2018, the date of adoption of ASC 606, (in thousands):

	September 30, 2018	January 1, 2018
	(unaudited)	(unaudited)
Trade accounts receivable, net[1]	$301,912	$301,963
Contract assets[2]	$7,765	$9,823
Contract liabilities[3]	$1,457	$5,415
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheet.

The $2.1 million decrease in our contract assets from January 1, 2018 to September 30, 2018 is due to the timing of our billings to customers and subsequent cash collections on fixed-price contracts. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of September 30, 2018 or January 1, 2018. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2018 and January 1, 2018. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of September 30, 2018 and January 1, 2018, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Trade accounts receivable	$227,325	$244,133
Unbilled receivables	93,002	69,138
Allowance for doubtful accounts	(18,415)	(11,308)
Total	$301,912	$301,963
4. INVENTORY
A summary of inventory as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$8,762	$8,707
Work in progress	3,258	2,836
Finished goods	39,539	38,160
Total	$51,559	$49,703
5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Land	$6,299	$6,698
Buildings and leasehold improvements	49,736	47,924
Machinery and equipment	270,795	261,343
Furniture and fixtures	10,103	9,405
Capitalized Enterprise Resource Planning system development costs	46,637	46,637
Computers and computer software	14,722	13,052
Automobiles	5,048	5,070
Construction in progress	9,168	12,613
Total	412,508	402,742
Accumulated depreciation and amortization	(219,096)	(199,523)
Property, plant and equipment, net	$193,412	$203,219

Depreciation expense for the three months ended September 30, 2018 and 2017 was $8.9 million and $8.6 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $27.1 million and $26.3 million, respectively.

6. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018			December 31, 2017
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,002	$(47,983)	$127,019	$175,226	$(38,712)	$136,514
Non-compete agreements	5,494	(4,818)	676	5,563	(4,509)	1,054
Trade names	24,776	(17,030)	7,746	24,830	(6,211)	18,619
Technology	7,852	(4,965)	2,887	7,867	(4,292)	3,575
Licenses	854	(553)	301	859	(460)	399
Total	$213,978	$(75,349)	$138,629	$214,345	$(54,184)	$160,161
Amortization expense for the three months ended September 30, 2018 and 2017 was $7.1 million and $4.0 million, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $21.4 million and $12.4 million, respectively. With respect to our intangible asset associated with the Furmanite trade name, management has determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. In accordance with ASC 350, we are accounting for the change in useful life prospectively effective January 1, 2018 and are amortizing the remaining balance over 2018. For the three and nine months ended September 30, 2018, the change in estimate resulted in $3.1 million and $9.3 million, respectively, of incremental amortization expense.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Payroll and other compensation expenses	$58,814	$40,988
Insurance accruals	15,497	15,799
Property, sales and other non-income related taxes	6,562	6,483
Lease commitments	827	1,616
Contract liabilities	1,457	6,102
Accrued commission	2,592	1,473
Accrued interest	2,502	5,950
Volume discount	3,764	1,545
Contingent consideration	435	1,246
Professional fees	769	1,098
Other	6,813	10,172
Total	$100,032	$92,472

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of September 30, 2018 and December 31, 2017, our long-term debt is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Credit Facility	$183,289	$177,857
Convertible debt[1]	193,669	209,892
Total long-term debt	376,958	387,749
Less: current portion of long-term debt	—	—
Total long-term debt, less current portion	$376,958	$387,749
_________________

1	Comprised of principal amount outstanding plus embedded derivative liability (if any), less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at September 30, 2018) and has commitment fees on unused borrowing capacity (0.50% at September 30, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of September 30, 2018 and December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of September 30, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.73 to 1.00 and 3.10 to 1.00, respectively, as of September 30, 2018. At September 30, 2018, we had $16.0 million of cash on hand and had approximately $58 million of available borrowing capacity through our Credit Facility. As of September 30, 2018, we had $2.1 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.8 million at September 30, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Accounting Treatment of the Notes

As of September 30, 2018 and December 31, 2017, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(6,088)	(6,820)
Unamortized discount	(30,243)	(33,882)
Net carrying amount of the liability component	193,669	189,298
Embedded derivative liability[1]	—	20,594
Total[2]	$193,669	$209,892

Equity component:
Carrying amount of the equity component, net of issuance costs[3]	$13,912	$13,912
_________________

1
The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed further below. It is excluded from the table above as of September 30, 2018.

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
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. As a result of obtaining shareholder approval for the issuance of shares of common stock upon conversion of the Notes, the embedded derivative meets the criteria to be classified in stockholders’ equity, effective on the date of shareholder approval. Accordingly, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the condensed consolidated statements of operations were $24.8 million for the nine months ended September 30, 2018 (incurred in the first and second quarters of 2018). Gains on the embedded derivative liability recognized in the condensed consolidated statements of operations were $6.3 million for the three and nine months ended September 30, 2017.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2018	2017	2018	2017
Coupon interest	$2,875	$1,949	$8,625	$1,949
Amortization of debt discount and issuance costs	1,493	919	4,371	919
Total interest expense on convertible senior notes	$4,368	$2,868	$12,996	$2,868

Effective interest rate	9.12%	9.12%	9.12%	9.12%

As of September 30, 2018, the remaining amortization period for the debt discount and issuance costs is 58 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At September 30, 2018, the €12.3 million borrowing had a U.S. Dollar value of $14.3 million.
As discussed above, we previously recorded an embedded derivative liability for a portion of the Notes. In accordance with ASC 815-15, the embedded derivative instrument was recorded at fair value each period with changes in fair value reflected in our results of operations. No hedge accounting was applied. As a result of obtaining shareholder approval for the issuance of shares upon conversion of the Notes, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 10 for more information on the fair value measurement of the embedded derivative liability.

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives Classified as Hedging Instruments
Net investment hedge	$97	$(483)	$—	$—	$464	$(1,598)	$—	$—

					Gain (Loss) Recognized in Income (Loss)[1]
					Three Months Ended September 30,		Nine Months Ended September 30,
					(unaudited)		(unaudited)
					2018	2017	2018	2017
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt					$—	$6,292	$(24,783)	$6,292

_________________
1    Reflected as “(Gain) loss on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	September 30, 2018			December 31, 2017
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,710)	Liability	Long-term debt	$(3,246)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$—	Liability	Long-term debt	$20,594

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
Net periodic pension credit for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$23	$4	$70	$12
Interest cost	563	610	1,752	1,786
Expected return on plan assets	(909)	(780)	(2,827)	(2,279)
Amortization of net actuarial loss	—	19	—	53
Net periodic pension credit	$(323)	$(147)	$(1,005)	$(428)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 4.7% overall, 5.8% for equities and 1.8% for debt securities. We expect to contribute $2.3 million to the pension plan for 2018, of which $1.8 million has been contributed through September 30, 2018.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2018
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$435	$435
Net investment hedge	$—	$(3,710)	$—	$(3,710)
Embedded derivative in convertible debt[2]	$—	$—	$—	$—

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,712	$1,712
Net investment hedge	$—	$(3,246)	$—	$(3,246)
Embedded derivative in convertible debt[2]	$—	$20,594	$—	$20,594
__________________________

1	Inclusive of both current and noncurrent portions.

2	The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed in Note 8.

There were no transfers in and out of Level 3 during the nine months ended September 30, 2018 and 2017.
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
The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Nine Months Ended September 30, 2018
(unaudited)
Balance, beginning of period	$1,712
Accretion of liability	39
Foreign currency effects	(8)
Payment	(1,106)
Revaluation	(202)
Balance, end of period	$435

11. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2018, there were approximately 1.5 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $9.4 million and $5.8 million for the nine months ended September 30, 2018 and 2017, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2018, $15.6 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.0 years. The excess tax benefit derived when share-based awards result in a tax deduction for the Company was not material for the nine months ended September 30, 2018 and 2017.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $6.2 million and $5.3 million for the nine months ended September 30, 2018 and 2017.
Transactions involving our stock units and director stock grants during the nine months ended September 30, 2018 are summarized below:

	Nine Months Ended September 30, 2018
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$21.42
Changes during the period:
Granted	40	$19.85
Vested and settled	(71)	$21.13
Cancelled	(51)	$21.89
Stock and stock units, end of period	772	$21.26
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted on October 15, 2015 are subject to a three-year performance period and a concurrent three-year service period. The performance target is based on results of operations over the three-year performance period with possible payouts ranging from 0% to 300% of the target awards. LTPSU awards granted in 2017 (the “2017 Awards”) and 2018 (the “2018 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2017 Awards, the performance goal is separated into three independent performance factors based on (i) relative total shareholder total return (“RTSR”) as measured against a designated peer group, (ii) RTSR as measured against a designated index and (iii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for the first two performance factors and ranging from 0% to 300% of the target awards for the third performance factor. For the 2018 Awards, the performance goal is separated into two independent performance factors based on (i) RTSR as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors.
On January 24, 2018, we granted 350,000 performance units to our Chief Executive Officer that vest in 20% increments upon the achievement of five specified Company stock price milestones, subject to a minimum vesting period of one year and the provision of service through each of the vesting dates. Settlement occurs with common stock within 30 days of the respective vesting dates. Any outstanding unvested performance units are forfeited on the fifth anniversary of the grant date.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $3.2 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Transactions involving our performance awards during the nine months ended September 30, 2018 are summarized below:

	Nine Months Ended September 30, 2018
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	45	$17.66	84	$25.76
Changes during the period:
Granted	465	$14.24	115	$15.00
Vested and settled	—	$—	(15)	$13.45
Cancelled	(15)	$16.78	(20)	$22.19
Performance stock units, end of period	495	$14.47	164	$19.78
_________________

1	Performance units with variable payouts are shown at target level of performance.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the nine months ended September 30, 2018 and 2017 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the nine months ended September 30, 2018 are summarized below:

	Nine Months Ended September 30, 2018
	(unaudited)
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of period	79	$31.94
Changes during the period:
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	(15)	$32.88
Shares under option, end of period	64	$31.72
Exercisable at end of period	64	$31.72
Options exercisable at September 30, 2018 had a weighted-average remaining contractual life of 3.1 years and exercise prices ranged from $21.12 to $50.47.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)
Other comprehensive income (loss)	(4,419)	464	—	992	(2,963)	10,406	(1,598)	53	(2,295)	6,566
Balance, end of period	$(25,785)	$3,710	$(7,221)	$6,537	$(22,759)	$(21,567)	$3,450	$(10,465)	$6,148	$(22,434)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(4,419)	$1,108	$(3,311)	$10,406	$(2,894)	$7,512
Foreign currency hedge	464	(116)	348	(1,598)	610	(988)
Defined benefit pension plans	—	—	—	53	(11)	42
Total	$(3,955)	$992	$(2,963)	$8,861	$(2,295)	$6,566

13. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of September 30, 2018, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are vigorously defending the lawsuits and Con Ed’s claim for indemnification. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits and the claim for indemnification. We filed a motion to dismiss in April 2016. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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
In July 2018, we announced an organizational restructuring and certain new leadership appointments. The organizational changes will include a Product and Service Line organization and an Operations organization. The Product and Service Lines will be responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. The Company is finalizing the transition of its operations, management structure, support functions and technology infrastructure to align with the restructuring and new leadership, with completion expected in the fourth quarter of 2018. We anticipate that overall company management and decision-making by our chief operating decision maker will continue to be performed according to the current structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, at this time, these changes are not expected to have an effect on our reportable segments.

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$147,529	$138,383	$467,621	$439,751
MS	119,011	130,768	400,890	385,154
Quest Integrity	24,316	15,916	68,619	58,972
Total	$290,856	$285,067	$937,130	$883,877

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$8,754	$(17,515)	$28,775	$1,139
MS1	(9,086)	(51,154)	4,014	(45,318)
Quest Integrity	5,255	(828)	12,100	7,252
Corporate and shared support services	(24,617)	(24,619)	(76,909)	(75,970)
Total	$(19,694)	$(94,116)	$(32,020)	$(112,897)
 ___________

1	For the three and nine months ended September 30, 2017, includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures:
IHT	$1,537	$2,060	$5,935	$7,424
MS	4,930	3,542	8,955	11,442
Quest Integrity	610	1,197	2,262	2,470
Corporate and shared support services	235	1,080	2,242	5,205
Total	$7,312	$7,879	$19,394	$26,541

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,649	$4,806	$14,179	$14,522
MS	8,911	5,381	27,133	17,041
Quest Integrity	1,025	1,065	2,990	3,430
Corporate and shared support services	1,447	1,419	4,164	3,693
Total	$16,032	$12,671	$48,466	$38,686
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$207,655	$204,224	$683,804	$645,471
Canada	32,525	32,939	111,057	97,631
Europe	32,746	30,515	93,442	86,743
Other foreign countries	17,930	17,389	48,827	54,032
Total	$290,856	$285,067	$937,130	$883,877
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Our restructuring and other related charges (credits), net for the three and nine months ended September 30, 2018 and 2017 are summarized by program and by segment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OneTEAM Program
Severance and related costs
IHT	$468	$—	$1,436	$—
MS	408	—	739	—
Quest Integrity	7	—	40	—
Corporate and shared support services	1,164	—	2,243	—
Subtotal	2,047	—	4,458	—

2017 Cost Savings Initiative
Severance and related costs
IHT	—	862	—	862
MS	—	1,219	—	1,219
Quest Integrity	—	424	—	424
Corporate and shared support services	—	127	—	364
Subtotal	—	2,632	—	2,869

Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
MS	—	5	—	(152)
Disposal gain
MS	—	—	—	(1,056)
Subtotal	—	5	—	(1,208)
Grand Total	$2,047	$2,637	$4,458	$1,661

OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and entered in the deployment phase starting in the second quarter of 2018. As part of the OneTEAM Program, we have decided to eliminate certain employee positions. For the nine months ended September 30, 2018, we have incurred severance charges of $4.5 million, which is also the amount we have incurred cumulatively to date. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. We expect that the OneTEAM Program will be largely completed in the first half of 2019.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Nine Months Ended September 30,
(unaudited)
Balance, beginning of period	$—
Charges	4,458
Payments	(2,124)
Balance, end of period	$2,334
2017 Cost Savings Initiative
In July 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. This initiative was completed in the latter part of 2017. No costs or expenses were recognized in the condensed consolidated statements of operations for this initiative during the three and nine months ended September 30, 2018. With respect to this initiative, the resulting severance and related charges, which were generally recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which were paid in cash in 2017.

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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
In July 2018, we announced an organizational restructuring and certain new leadership appointments. The organizational changes will include a Product and Service Line organization and an Operations organization. The Product and Service Lines will be responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. The Company is finalizing the transition of its operations, management structure, support functions and technology infrastructure to align with the restructuring and new leadership, with completion expected in the fourth quarter of 2018. We anticipate that overall company management and decision-making by our chief operating decision maker will continue to be performed according to the current structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, at this time, these changes are not expected to have an effect on our reportable segments.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table sets forth the components of revenue and operating income (loss) from our operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$147,529	$138,383	$9,146	6.6%
MS	119,011	130,768	(11,757)	(9.0)%
Quest Integrity	24,316	15,916	8,400	52.8%
Total	$290,856	$285,067	$5,789	2.0%
Operating income (loss):
IHT[2]	$8,754	$(17,515)	$26,269	NM1
MS2	(9,086)	(51,154)	42,068	82.2%
Quest Integrity	5,255	(828)	6,083	NM1
Corporate and shared support services	(24,617)	(24,619)	2	0.0%
Total	$(19,694)	$(94,116)	$74,422	79.1%
_________________

1	NM - Not meaningful

2	For the three months ended September 30, 2017, includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively.

Revenues. The overall higher revenues are primarily attributable to increased activity levels within the IHT and Quest Integrity segments, reflecting increased demand and customer spending levels due to improved market conditions, particularly within the refining and petrochemical industries. The overall increase was offset by a decrease in revenues within the MS segment. Total revenues increased $5.8 million or 2.0% from the prior year quarter. Excluding the unfavorable impact of $1.7 million due to foreign currency exchange rate changes, total revenues increased by $7.5 million, IHT revenues increased by $9.8 million, MS revenues decreased by $11.0 million and Quest Integrity revenues increased by $8.7 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar, the Australian dollar and the Euro this year. The increased activity levels in IHT and Quest Integrity were primarily associated with our operations in North America and included increases in advanced inspection and mechanical integrity services within IHT, as well increased inspection services within Quest Integrity, including additional subsea deepwater pipeline inspection work. The decreased activity levels in the MS segment were primarily attributable to our operations in the Gulf Coast region of the United States and, to a lesser extent, Australia. The decreases include the effects of certain customer projects in the prior year that did not recur, including certain large turnaround projects. The fall 2018 turnaround season has been negatively impacted by significantly higher North America refinery utilization levels in order to capitalize on higher regional crack spreads driven by recent midstream pipeline capacity contracts and widened crude oil pricing differentials, resulting in the postponement of planned fall 2018 maintenance work. The adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”) effective January 1, 2018, had an overall unfavorable impact on consolidated revenues for the three months ended September 30, 2018 of $7.8 million.
Operating loss. Overall operating loss was $19.7 million in the current year quarter compared to an operating loss of $94.1 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to the MS and IHT segments, which experienced decreases in operating losses of $42.1 million and $26.3 million, respectively, largely due to goodwill impairment losses of $54.1 million and $21.1 million, respectively, incurred in the prior year period. Additionally, operating income for Quest Integrity improved by $6.1 million. The current year period includes $7.5 million of consolidated operating loss associated with the adoption of ASC 606. For the three months ended September 30, 2018, operating loss includes net expenses totaling $8.4 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $87.0 million of such items (including the $75.2 million of goodwill impairment losses), as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended September 30, 2018
Professional fees, legal and other[1]	$178	$19	$—	$6,203	$6,400
Restructuring and other related charges, net[2]	468	408	7	1,164	2,047
Total	$646	$427	$7	$7,367	$8,447
Three Months Ended September 30, 2017
Professional fees, legal and other[1]	$—	$—	$—	$1,945	$1,945
Implementation of the new Enterprise Resource Planning (“ERP”) system	—	—	—	3,909	3,909
Executive transition cost[3]	—	—	—	1,027	1,027
Restructuring and other related charges, net[3]	862	1,224	424	127	2,637
Natural disaster costs[4]	1,305	850	—	68	2,223
Goodwill impairment loss	21,140	54,101	—	—	75,241
Total	$23,307	$56,175	$424	$7,076	$86,982
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For the three months ended September 30, 2018, includes $4.3 million (exclusive of restructuring costs) associated with the OneTEAM program, which is discussed further below.

2
For 2018, relates to restructuring costs incurred associated with the OneTEAM program. For 2017, primarily associated with the 2017 Cost Savings Initiative. See Note 15 to the condensed consolidated financial statements for additional information.

3	Transition costs associated with the September 2017 executive leadership change.

4	Primarily incremental costs incurred associated with hurricane-related impacts in 2017.
Excluding the impact of these identified items in both periods, operating loss changed unfavorably by $4.1 million, consisting of decreased operating income in MS of $13.7 million, partially offset by increased operating income in IHT and Quest Integrity of $3.6 million and $5.7 million, respectively, as well as a reduction in corporate and shared support expenses of $0.3 million. The higher operating income in IHT reflects higher activity levels, reflecting an improvement in market conditions, certain workforce planning and labor utilization efficiencies and the benefits from both the Company’s cost savings initiative completed last year as well as the OneTEAM program this year. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in MS is primarily reflective of the decreased activity levels due to the significantly higher North America refinery utilization described above, higher bad debt expense, inventory charges and additional amortization expense of $3.1 million associated with the Furmanite trade name intangible asset. As a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset is not expected to extend beyond December 31, 2018. We are accounting for this change in useful life prospectively and are amortizing the remaining balance during 2018. While our markets have shown improvement this year, our margins are beginning to be impacted by cost increases in labor, materials, freight and fuel, which could further impact our operating performance in future periods.
Interest expense. Interest expense increased from $6.4 million in the prior year quarter to $8.0 million in the current year quarter. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are attributable to both higher rates on our Credit Facility (as defined below) as well as the effect of the July 31, 2017 issuance of the Notes, which bear a higher effective interest rate than our Credit Facility borrowings.

Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the three months ended September 30, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.

Gain on convertible debt embedded derivative. For the three months ended September 30, 2017, we recorded a gain of $6.3 million associated with the decrease in fair value of our convertible debt embedded derivative liability. The gain recognized during this period is primarily attributable to the decrease in the Company’s stock price from the issuance date of the Notes until September 30, 2017. On May 17, 2018, we received shareholder approval to issue shares of common stock upon conversion of the Notes. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.

Other expense, net. Non-operating results include $0.4 million in foreign currency transaction losses in the current year quarter compared to $0.2 million in the prior year quarter. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Taxes. The income tax benefit was $5.0 million on the pre-tax loss of $27.8 million in the current year quarter compared to a benefit of $12.1 million on the pre-tax loss of $95.6 million in the prior year quarter. The effective tax rate was a benefit 17.9% for the three months ended September 30, 2018, compared to a benefit of 12.6% for the three months ended September 30, 2017. The increase in the effective tax rate benefit was primarily due to net tax benefits associated with discrete items in the current period and the effect of the non-deductible portion of the goodwill impairment loss last year, partially offset by increases in valuation allowances on deferred tax assets related to U.S. net operating losses this year. The discrete items in the current year primarily relate to certain tax rate and tax credit adjustments as well as an adjustment to the provisional estimate of the effects of the 2017 Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) described below.

In the fourth quarter of 2017, we recorded a provisional estimate to account for the effects of the 2017 Tax Act. The Company has completed its filings of the 2017 tax returns and recorded an income tax benefit of $1.8 million during the three months ended September 30, 2018, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. We are continuing to evaluate the provisional estimate, primarily with respect to deferred tax liabilities associated with investments in foreign subsidiaries. We will record any additional adjustments to our provisional estimates during the fourth quarter of 2018, which may materially impact our income tax expense (benefit). See Note 1 to the condensed consolidated financial statements for additional information on the 2017 Tax Act.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth the components of revenue and operating income (loss) from our operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$467,621	$439,751	$27,870	6.3%
MS	400,890	385,154	15,736	4.1%
Quest Integrity	68,619	58,972	9,647	16.4%
Total	$937,130	$883,877	$53,253	6.0%
Operating income (loss):
IHT[2]	$28,775	$1,139	$27,636	NM1
MS2	4,014	(45,318)	49,332	NM1
Quest Integrity	12,100	7,252	4,848	66.9%
Corporate and shared support services	(76,909)	(75,970)	(939)	(1.2)%
Total	$(32,020)	$(112,897)	$80,877	71.6%
_________________

1	NM - Not meaningful

2	For the nine months ended September 30, 2017 includes goodwill impairment loss of $21.1. million and $54.1 million for IHT and MS, respectively.

Revenues. The overall higher revenues are primarily attributable to increased activity levels across all segments due to improved market conditions this year, as noted above. Total revenues increased $53.3 million or 6.0% from the prior year period. Excluding the favorable impact of $7.8 million due to foreign currency exchange rate changes, total revenues increased by $45.5 million, IHT revenues increased by $25.0 million, MS revenues increased by $11.6 million and Quest Integrity revenues increased by $8.9 million. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the the Euro, the Canadian dollar and the British Pound this year. The increased activity levels in each segment were primarily associated with our operations in North America and included increases in inspection activity within IHT, higher hot tapping, leak repair and valve services within MS and increased inspection services within Quest Integrity, including additional subsea deepwater pipeline inspection work. Within MS, although activity levels were up overall in the nine months ended September 30, 2018 due to stronger performance in the first two quarters of 2018, these increases were partially offset by lower third quarter activity, which was impacted by the significantly higher North America refinery utilization levels and the related impacts on the fall 2018 turnaround season, as described above. The adoption of ASC 606 had an overall unfavorable impact on consolidated revenues for the nine months ended September 30, 2018 of $2.7 million.

Operating loss. Overall operating loss was $32.0 million in the current year compared to $112.9 million in the same period last year. The $80.9 million decrease in operating loss is primarily attributable to the MS and IHT segments which improved by $49.3 million and $27.6 million, respectively, largely due to goodwill impairment losses of $54.1 million and $21.1 million, respectively, incurred in the prior year period. Additionally, operating income for Quest Integrity improved by $4.8 million. Partially offsetting the overall improvement was an increase in corporate and shared support services expenses of $0.9 million. The current year period includes $3.9 million of consolidated operating loss associated with the adoption of ASC 606. For the nine months ended September 30, 2018, operating loss includes net expenses totaling $21.6 million that we do not believe are indicative of the Company’s core operating activities, while the prior year period, included $97.5 million of such items (including the $75.2 million of goodwill impairment losses), as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Nine Months Ended September 30, 2018
Professional fees, legal and other[1]	$226	$526	$—	$16,228	$16,980
Implementation of the new ERP system	—	—	—	87	87
Restructuring and other related charges, net[2]	1,436	739	40	2,243	4,458
Executive transition cost[3]	—	—	—	300	300
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$1,662	$1,265	$40	$18,656	$21,623
Nine Months Ended September 30, 2017
Professional fees, legal and other[1]	$—	$163	$—	$6,547	$6,710
Implementation of the new ERP system	—	—	—	11,849	11,849
Restructuring and other related charges (credits), net[2]	862	11	424	364	1,661
Executive transition cost[3]	—	—	—	1,027	1,027
Natural disaster costs[4]	1,305	850	—	68	2,223
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Total	$22,133	$55,125	$424	$19,855	$97,537
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For the nine months ended September 30, 2018, includes $11.8 million (exclusive of restructuring costs) associated with the OneTEAM program, which is discussed further below.

2
For 2018, relates to restructuring costs incurred associated with the OneTEAM program. For 2017, primarily associated with the 2017 Cost Savings Initiative, net of a $1.1 million gain in MS associated with the disposal of Furmanite operations in Belgium. See Note 15 to the condensed consolidated financial statements for additional information.

3	Transition costs associated with the September 2017 executive leadership change.

4	Primarily incremental costs incurred associated with hurricane-related impacts in 2017.
Excluding the impact of these identified items in both periods, operating income loss changed favorably by $5.0 million, consisting of increased operating income of $7.1 million and $4.5 million in IHT and Quest Integrity, respectively, partially offset by decreased operating income in MS of $4.5 million and increased corporate and shared support services expenses of $2.1 million. The higher operating income in IHT is attributable to higher activity levels, reflecting an improvement in market conditions, and the benefits from both the Company’s cost savings initiative completed last year as well as the OneTEAM program this year, partially offset by increases in labor costs, including overtime compensation and flexible labor cost to meet customer demand. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. Within MS, the benefit of the higher activity levels and cost reductions were more than offset by additional amortization expense of $9.3 million associated with the Furmanite trade name intangible asset, as described above, as well as higher bad debt expense and inventory charges. While overall MS activity levels for the nine months ended September 30, 2018 were above the prior year period, this increase was concentrated in the first two quarters and operating results were negatively impacted in the third quarter by the postponement of planned fall 2018 maintenance work, attributable to the significantly higher North America refinery utilization levels, as described above. Within corporate and shared support services, the lower operating income is primarily attributable to higher incentive and non-cash compensation cost, partially offset by labor cost savings from our cost saving initiatives. While our markets have shown improvement this year, our margins are beginning to be impacted by cost increases in labor, materials, freight and fuel, which could further impact operating performance in future periods.
Interest expense. Interest expense increased from $13.9 million in the prior year to $23.3 million in the current year. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are attributable to both higher rates on our Credit Facility (as defined below) borrowings as well as the effect of the July 31, 2017 issuance of the Notes, which bear a higher effective interest rate than our Credit Facility borrowings.

Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the nine months ended September 30, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.

Loss (gain) on convertible debt embedded derivative. For the nine months ended September 30, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability, compared a gain of $6.3 million for the same period in 2017. The loss recognized during this current year period is primarily attributable to the 38.9% increase in the Company’s stock price during the period through May 17, 2018, while the prior year gain is primarily a result of a decrease in our stock price from the issuance date of the Notes until September 30, 2017. On May 17, 2018, we received shareholder approval to issue shares of common stock upon conversion of the Notes. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.

Other expense, net. Non-operating results include $1.5 million in foreign currency transaction losses in the current year compared to $0.6 million in the prior year. Foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Taxes. The income tax benefit was $7.3 million on the pre-tax loss of $80.5 million for the nine months ended September 30, 2018 compared to $18.1 million on the pre-tax loss of $122.3 million in the same period in 2017. The effective tax rate was a benefit of 9.1% for the nine months ended September 30, 2018, compared to a benefit of 14.8% for the nine months ended September 30, 2017. The decrease in the effective tax rate benefit was primarily due to increases in valuation allowances on deferred tax assets related to U.S. net operating losses this year, partially offset by net tax benefits associated with discrete items in the current period and the effect of the non-deductible portion of goodwill impairment loss last year. The discrete items in the current year primarily relate to certain tax rate and tax credit adjustments as well as an adjustment to the provisional estimate of the effects of the 2017 Tax Act described below.

In the fourth quarter of 2017, we recorded a provisional estimate to account for the effects of the 2017 Tax Act. The Company has completed its filings of the 2017 tax returns and recorded an income tax benefit of $1.8 million during the nine months ended September 30, 2018, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. We are continuing to evaluate the provisional estimate, primarily with respect to deferred tax liabilities associated with investments in foreign subsidiaries. We will record any additional adjustments to our provisional estimates during the fourth quarter of 2018, which may materially impact our income tax expense (benefit). See Note 1 to the condensed consolidated financial statements for additional information on the 2017 Tax Act.

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

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600 million and consisted of a $400 million, five-year revolving loan facility and a $200 million five-year term loan facility. The swing line facility is $35 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at September 30, 2018)

and has commitment fees on unused borrowing capacity (0.50% at September 30, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of September 30, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of September 30, 2018 and December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of September 30, 2018, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.73 to 1.00 and 3.10 to 1.00, respectively, as of September 30, 2018. At September 30, 2018, we had $16.0 million of cash on hand and had approximately $58 million of available borrowing capacity through our Credit Facility. As of September 30, 2018, we had $2.1 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.8 million at September 30, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project and have now entered the deployment phase. We incurred $4.3 million and $11.8 million of expenses during the three and nine months ended September 30, 2018, respectively, related to professional fees associated with the project. Additionally, we incurred $2.0 million and $4.5 million of severance-related costs during the three and nine months ended September 30, 2018, respectively, related to the elimination of certain employee positions in conjunction with the project. We expect to incur various additional expenses associated with execution of OneTEAM which will be incurred in the remainder of 2018 and the first half of 2019, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million. By 2020, the Company expects to ultimately achieve annual cost efficiencies of $35 million to $45 million related to the project. OneTEAM savings realized during the three months ended September 30, 2018 were approximately $5 million, with $8 million to $10 million in total savings expected in the second half of 2018. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
2017 Cost Savings Initiative. In July 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given the recent weak and uncertain macro environment in the industries in which we operate. The cost savings initiative included reductions to discretionary spending and the elimination of certain employee positions. Based upon estimates from our current planning model for workforce reductions, we believe that the actions we have taken have reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. This initiative was completed in the latter part of 2017. The resulting severance and related charges, which were generally recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which were paid in cash in 2017.
Cash and cash equivalents. Our cash and cash equivalents at September 30, 2018 totaled $16.0 million, of which $14.8 million was in foreign accounts, primarily in Europe, New Zealand, Australia, Canada, Singapore and Trinidad.
Cash flows attributable to our operating activities. For the nine months ended September 30, 2018, net cash provided by operating activities was $5.3 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $48.5 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, non-cash compensation costs of $9.4 million and a provision for doubtful accounts of $9.4 million, largely offset by the net loss of $73.2 million, an increase in working capital of $8.0 million and deferred income tax benefits of $8.3 million.

For the nine months ended September 30, 2017, net cash used in operating activities was $10.2 million. Negative operating cash flow was primarily attributable to the net loss of $104.1 million, deferred income tax benefits of $22.1 million and a non-cash gain on our convertible debt embedded derivative of $6.3 million, partially offset by the non-cash goodwill impairment of loss of $75.2 million, depreciation and amortization of $38.7 million and non-cash compensation costs of $5.8 million.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2018, net cash used in investing activities was $18.4 million, consisting primarily of $19.4 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the nine months ended September 30, 2017, net cash used in investing activities was $24.5 million, consisting primarily of $26.5 million for capital expenditures. Capital expenditures included $1.7 million in costs related to our ERP project.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2018, net cash provided by financing activities was $4.1 million consisting primarily of $6.4 million of net borrowings under the revolving portion of our Credit Facility, partially offset by $1.1 million of contingent consideration payments and $0.9 million of debt issuance costs associated with an amendment to the Credit Facility.
For the nine months ended September 30, 2017, net cash provided by financing activities was $12.7 million consisting primarily of $222.3 million of proceeds from the issuance of our convertible senior notes, largely offset by $170.0 million in payments on our term loan and $37.4 million of net debt repayments under the revolving portion of our Credit Facility.
Effect of exchange rate changes on cash. For the nine months ended September 30, 2018 and 2017, the effect of exchange rate changes on cash was a negative impact of $1.6 million and a positive impact of $2.4 million, respectively. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian dollar, the Australian Dollar, the British Pound, the Euro, the Brazilian Real and the New Zealand Dollar. The positive impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the Australian Dollar, Canadian Dollar, Euro and British Pound.

Contractual Obligations
Information on our contractual obligations is set forth on page 38 of our 2017 Form 10-K. The following updates our disclosure of estimated defined benefit pension plan contribution obligations. For the Company’s defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”), as of September 30, 2018, the Company has committed to fund contributions of $0.6 million for the remainder of 2018, $2.3 million for 2019 and $3.9 million annually thereafter through January 2032 for a total funding commitment of up to approximately $50.1 million (undiscounted). Further, in any year in which specified operating performance levels are exceeded, we have committed to an additional contribution for that year, of up to approximately $1.2 million, depending on actual performance levels. Notwithstanding these commitments, the Company will make contributions to the U.K. Plan only to the extent necessary to eliminate the funding deficit. Accordingly, the aggregate amount of contributions ultimately made may be less than those noted above. As of September 30, 2018 and December 31, 2017, our consolidated balance sheets reflected liabilities for defined benefit pension plans of $11.6 million and $15.0 million, respectively, substantially all of which relate to the U.K. Plan. For additional information on the U.K. Plan, see Note 12 to the consolidated financial statements included in the 2017 Form 10-K and Note 9 to the condensed consolidated financial statements included in this report.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2017 Form 10-K beginning on page 38. Effective January 1, 2018, we adopted the revenue recognition standard, ASC 606, on a modified retrospective basis. The information below updates the revenue recognition policy included in the 2017 Form 10-K to reflect the adoption of ASC 606. Additional information on ASC 606, including the effects of adoption, is set forth in Notes 1 and 2 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the nine months ended September 30, 2018.
Revenue from contracts with customers. In accordance with ASC 606, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and nine months ended September 30, 2018 and 2017.
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
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the nine months ended September 30, 2018 and 2017 were $1.5 million and $0.6 million, respectively. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, the Euro, the Mexican Peso and the Malaysian Ringgit, while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the British Pound and Canadian Dollar.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2018 and September 30, 2017.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $4.4 million for the nine months ended September 30, 2018.
We had foreign currency-based revenues and operating profit of approximately $250.7 million and $4.0 million, respectively, for the nine months ended September 30, 2018. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $25.1 million and $0.4 million, respectively.
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

All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at September 30, 2018, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of September 30, 2018, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $193.7 million as of September 30, 2018, while the estimated fair value of the Notes was $287.2 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
Confidentiality Agreement by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), dated July 2, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018, incorporated by reference herein).

10.3†	Offer Letter, dated July 1, 2018, between TEAM, Inc. and Grant Roscoe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 11, 2018, incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

Exhibit Number	Description
101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
†    Management contract or compensation plan.

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 9, 2018	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ GREG L. BOANE
Greg L. Boane Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)