Form 10-K
period 2018-12-31
TEAM INC
filed 2019-03-19
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 29, 2018 was approximately $561 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $23.10.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 30,247,044 shares of common stock, par value $0.30, outstanding as of March 7, 2019.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K INDEX

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2019 Proxy Statement and are incorporated herein by reference. A copy of the 2019 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
We are a leading provider of standard to specialty industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating Group (“IHT”) (formerly TeamQualspec), Mechanical Services Group (“MS”) (formerly TeamFurmanite) and Quest Integrity Group (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, the Company is capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides standard and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control and hot tapping and line intervention and help operators manage the material opportunity costs associated with bringing down process, transportation or storage infrastructure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, isolation test plugging, field valve repair and valve product sales.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 7,200 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
In September 2017, Ted W. Owen stepped down as Chief Executive Officer (“CEO”) and Gary G. Yesavage, a member of the Team board of directors (the “Board”), was appointed as Team’s Interim CEO until the appointment of Amerino Gatti as CEO and member of the Board in January 2018.

In July 2018, we announced an organizational restructuring. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making by our chief operating decision maker continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.
Narrative Description of Business
Inspection and Heat Treating Group:
IHT offers standard to specialty inspection services as well as heat treating services. Heat treating services are generally associated with turnaround or project activities. A description of these core IHT services is as follows:
Non-Destructive Evaluation and Testing Services. Machined parts and industrial structures can be complex systems that experience extreme loads and fatigue during their lifetime. Our Non-Destructive Evaluation (“NDE”) or our NDT enables the inspection of these components without permanently altering the equipment. It is a highly valuable technique that is often used to validate the integrity of materials, detect instabilities, discover performance outside of tolerances, identify failed components, or highlight an inadequate control system. Inspection services frequently require industry recognized training and certification. We employ training and certification programs, which are designed to meet or exceed industry standards. As assets continue to age, often beyond original design life, and compliance regulations advance in parallel, inspection and assessment techniques are playing a critical role in safely monitoring fitness-for-service and where practical, extending the useful life of this aging infrastructure.
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
Tank Inspection and Management Programs. Our above ground storage tank (“ABST”) inspection and management team, TCI Services, Inc. (“TCI”), specializes in performing inspections, condition assessment and selected repair services across the United States (“U.S.”) for ABST and related infrastructure. Backed by Team’s in-house engineering, documentation and certification services – including American Petroleum Institute 653 evaluations – TCI’s on-site tank inspections, repair and maintenance services help keep customers’ tanks fully operational and compliant with stringent industry standards.
Rope Access. We provide a range of innovative and cost-effective solutions to suit the customer’s individual requirements for inspection and maintenance services for the energy and industrial markets. Our rope access solutions allow for work to be carried out safely and quicker than traditional methods using scaffolding, keeping costs and job duration to a minimum. We provide these services under full accreditation by the Industrial Rope Access Trade Association, whose guidelines are recognized by the industry as the safest method of working at height.
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
Field Heat Treating Services. Field Heat Treating Services include electric resistance and gas-fired combustion, primarily utilized by industrial customers to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminants and moisture prior to welding, for post-weld heat treatments and to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used for expanding metal parts for assembly or disassembly, expanding large bolting for industrial turbines and stress relieving projects which are cost prohibitive for electric resistance or gas-fired combustion.
Mechanical Services Group:
MS offers standard to specialty services within both on-stream and turnaround/project-related environments. A description of these core MS services is as follows:
Leak Repair Services. Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems, pipelines and related equipment. Our on-stream repairs utilize composite repair, drill and tap repair, and both standard and custom-designed clamps and enclosures for process piping and pipelines. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during plant shut downs. Our leak repair services involve inspection of the leak by our field technicians who record pertinent information about the faulty part of the system and transmits the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our International Organization for Standardization (“ISO”)-9001 certified manufacturing centers and delivered to the job site. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product.
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
Hot Tapping Services. Our hot tapping services consist of a full range of hot tapping, Line-stopTM and Freeze-stopTM services with capabilities for up to 48” diameter pipelines. Hot tapping services involve utilizing special equipment to cut a hole in a pressurized pipeline so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stopTM services permit the line to be depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stopTM is a proprietary procedure that allows stopping of process flows under typically more extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow. Inflatable bag stops are used when a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. Bag stops can also be used to back up a line stop. A small hot tap is made into a pipe and an inflatable pipe plug is inserted into the pipe to allow the plug to stop the flow in the pipe. Additionally, we provide innovative line stop applications for unique service applications to meet customers’ more unconventional needs.
Field Machining Services and Technical Bolting Services. We use portable machining equipment to repair or modify machinery, equipment, vessels and piping systems not easily removed from a permanent location. As opposed to conventional machining processes where the work piece rotates and the cutting tool is fixed, in field machining, the work piece remains fixed in position and the cutting tool rotates. Other common descriptions for this service are on-site or in-place machining. Field machining services include flange facing, pipe cutting, line boring, journal turning, drilling and milling. We provide customers technical bolting as a complementary service to field machining during plant shut downs or maintenance activities. These services involve the use of hydraulic or pneumatic equipment with industry standard bolt tightening techniques to achieve reliable and leak-free connections following plant maintenance or expansion projects. Additional services include bolt disassembly and hot bolting, which is a technique to remove and replace a bolt while on-line under pressure and temperature.
Valve Repair Services and Products. We perform on-site and shop-based repairs to manual and control valves and pressure and safety relief valves as well as specialty valve actuator diagnostics and repair. We are certified and authorized to perform testing and repairs to pressure and safety relief valves by The National Board of Boiler and Pressure Vessel Inspectors (the “NBBPVI”). This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential plant valves. We provide special transportable trailers to the plant site which contain specialty machines to manufacture valve components without removing the valve from the piping system. In addition, we provide preventive maintenance programs for VOC specific valves and valve data management programs. We also represent selected valve manufacturers and distributes their products where complementary to our clients’ valve supply and management needs.
Field Welding. We perform certified manual, semi-automatic and fully automated machine welding services in a variety of specialty industrial applications. All Team welders are certified to applicable American Society of Mechanical Engineers (“ASME”) code and we are authorized by the NBBPVI for the repair of nuclear components, boilers and other pressure-containing components.
Isolation and Test Plug Services. We install isolation plugs to provide a mechanical block of flammable atmosphere to allow for pipe cutting and welding down or upstream without having to purge the entire piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allow the customer to comply with the ASME hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.
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

Quest Integrity:
Quest Integrity offers integrity and reliability management solutions to the energy industry in the form of advanced quantitative inspection, engineering and condition assessment services and products and digital imaging services. Quest Integrity’s advanced quantitative inspection services utilize proprietary non-destructive testing and examination (NDT/NDE) instrumentation to provide technology-enabled in-line inspections of fired heaters, pipelines, process piping systems and steam reformers, primarily to the process, pipeline and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and other analytical tools, and lab testing and analysis resources.
Quest Integrity’s major service offerings are described as follows:
Furnace Tube Inspection System-Enabled Services. Furnace Tube Inspection System (“FTISTM”) in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of serpentine coils of fired heaters, which are found in refineries and other process plant environments. FTISTM allows us to detect and quantify internal/external pipe/tube wall loss, deformation and fouling and thereby identify weak points in such heaters in order to provide customers with timely, actionable information to better manage their infrastructure.
InVistaTM-Enabled Services. Our proprietary InVistaTM in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines and process piping that are considered “unpiggable” or too challenging to inspect by traditional inspection methods, due to a number of factors. InVistaTM allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines and process piping. Our standard InVistaTM deliverable also provides a fitness-for-service assessment on the pipe and displays the information in a highly intuitive format, providing an integrated inspection plus condition assessment solution for customers.
Pipeline Integrity Management Services. We offer turn-key Pipeline Integrity Management services, including project management, integrity engineering and integrity management development services, in-line inspection support such as cleaning and launching/receiving, pig tracking and materials equipment selection and procurement. We offer these resources on an integrated basis with our InVistaTM in-line inspection services and engineering assessment capabilities, or individually as applicable.
Advanced Engineering and Condition Assessment Services. Employing a multi-disciplined engineering team, supported by proprietary software, other analytical tools and lab testing capability, we offer a variety of advanced engineering assessment services to customers in the process, power, pipeline, petrochemical and alternative energy industries including fitness-for-service, computational mechanics, failure analysis, risk-based asset management and materials consulting.
Advanced Digital Imaging Services. Quest Integrity offers Advanced Digital Imaging (“ADI”) services utilizing a combination of proprietary and advanced third party equipment, including video, laser scanning, robotic crawlers and aerial drones, to remotely capture digital images in difficult or dangerous to access locations in and around energy industry infrastructure. We often deliver such services as part of an integrated solution where ADI may complement or further inform other inspection and condition assessment techniques.
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
In April 2016, we acquired two related businesses in Europe: Quality Inspection Services (“QIS”) and TiaT Europe (“TiaT”) for a total of approximately $9 million. QIS is an NDT inspection company and TiaT is an NDT training school and consultancy and engineering company recognized as a specialist in aerospace inspections. Both companies are located in Roosendaal, the Netherlands. The businesses added approximately 65 employees to our organization in Europe and collectively serve clients in the on and offshore energy, steel construction, shipbuilding and repair and aerospace industries. QIS is the fourth largest NDT inspection company in the Netherlands and represents IHT’s first inspection operation outside of North America. QIS and TiaT are reported in the IHT segment.
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
In July 2015, we acquired 100% of the membership interests in Qualspec Group LLC (“Qualspec”) for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the U.S., with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec was primarily specialized in nested or run-and-maintain services and adds strength to our resident refinery inspection programs with major customer relationships across the U.S., as well as to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative inspection and condition assessment technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility. The purchase price allocation included net working capital of $16.3 million, $15.5 million in fixed assets, $78.1 million in intangibles, $3.0 million of non-current deferred tax liability, with $148.5 million allocated to goodwill. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015 in the IHT segment.
In June 2015, we purchased DK Amans Valve, an advanced valve leader located in Long Beach, California, with a portfolio of projects from various sectors including oil and gas refining, pipelines and power generation for a total consideration of $12.3 million, net of cash acquired of $0.1 million. The purchase price included net working capital of $3.0 million, $0.6 million in fixed assets and $8.8 million in intangibles that includes $2.5 million allocated to goodwill. The purchase price allocation included contingent consideration initially valued at $1.8 million, but as a result of meeting certain performance targets, ultimately resulted in the payment of additional consideration of $4.0 million. DK Amans Valve is reported in the MS segment.
In August 2014, we purchased a valve repair company in the U.K. for total consideration of $3.1 million, net of cash acquired of $0.2 million, including estimated contingent consideration of $0.3 million. Our purchase price allocation resulted in $2.1 million being allocated to fixed assets and net working capital and $1.0 million being applied to goodwill and intangible assets. This business is reported in the MS segment.
Marketing and Customers
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking reductions in the number of contractors and vendors in their facilities, as well as outsourcing more of such services. No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 2018, 2017 or 2016.
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
Seasonality
We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The power industry follows a similar seasonal schedule for their plant maintenance. The timing of large turnarounds or outages can significantly impact our revenues.

Employees
At December 31, 2018, we had approximately 7,200 employees in our worldwide operations. Our employees in the U.S. are predominantly non-unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are fair and productive.
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
Intellectual Property
We hold various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its proprietary inspection and engineering assessment and software tools. This subsidiary was acquired in November 2010 and a significant amount of the purchase price was allocated to these intangible assets.
Competition
In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our nationwide and increasingly international service capability, the breadth and depth of our services, our ability to provide such services on an integrated, more turnkey basis, and our technical support and manufacturing capabilities supporting the service network. However, there are other competitors that may offer a similar range of coverage or services and include, but are not limited to, Acuren Group, Inc., Guardian Compliance, Mistras Group, Inc., Stronghold Ltd. (a subsidiary of Quanta Services Inc.) and T.D. Williamson, Inc.
Available Information
As a public company, we are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) within established deadlines. Our SEC filings are available to the public through the SEC’s website located at www.sec.gov. Our internet website address is www.teaminc.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website, free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.

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
If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. The market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, customer requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
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
The loss or unavailability of any of our executive officers or other key personnel could have a material adverse effect on our business. We depend greatly on the efforts of our executive officers and other key employees to manage and exercise leadership over our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business operations.

Unsatisfactory safety performance can affect customer relationships, eliminate or reduce revenue streams from our largest customers, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce. Our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams, including from many of our largest customers, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
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
We are subject to risks associated with indebtedness under our banking credit facility, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. Our banking credit facility (the “Credit Facility”), which matures in July 2020, contains financial covenants requiring the Company to maintain certain financial ratios. As of December 31, 2018, we were required to maintain (i) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) of not more than 3.50 to 1.00 and (ii) an interest coverage ratio (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) of not less than 2.25 to 1.00. As of December 31, 2018, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.56 to 1.00 and 2.90 to 1.00, respectively, as of December 31, 2018.
We entered into the seventh amendment to the Credit Facility (the “Seventh Amendment”) on March 8, 2018 to modify certain of the financial covenants. The Seventh Amendment eliminated the Total Leverage Ratio (as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the Senior Secured Leverage Ratio and the Interest Coverage Ratio as follows. First, the Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of December 31, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2018, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our Credit Facility restricts our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by the Company and its subsidiaries. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
No assurances can be made that we will be able to renew our Credit Facility, refinance the outstanding balance or otherwise repay our obligations in full prior to maturity on July 7, 2020. The Credit Facility matures on July 7, 2020 and under the terms of the Credit Facility, any outstanding balance is due in full on that date. As of December 31, 2018, under the Credit Facility, we had an outstanding principal balance of $156.8 million and outstanding letters of credit totaling $22.8 million. The ability to renew the Credit Facility, refinance the debt or otherwise repay the outstanding debt prior to maturity is dependent upon capital/credit market conditions as well as our financial condition, operating results and cash flows, all of which are subject to prevailing economic and competitive conditions in addition to financial, business, legislative, governmental, political, regulatory and other factors beyond our control. Therefore, it cannot be assured that we will be able to renew the Credit Facility or refinance the debt on terms favorable to us, or at all, or that we will otherwise be able repay the Credit Facility obligations in full by the maturity date. In such event, we could face substantially liquidity problems, which could cause a materially adverse impact on our business operations.
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
In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to demonstrate the ability or intent to settle the Notes in cash in any future reporting period or that future accounting standards will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares of common stock issuable upon conversion of the Notes, then we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted earnings per share, if the effect would be dilutive. In such case, our diluted earnings per share would be adversely affected.
Transactions relating to our convertible debt securities may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock. The Notes are initially convertible into 10,599,067 shares of common stock, but the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares of common stock. Upon conversion, the Company may settle the Notes in cash or in shares of common stock or a combination of cash and shares of common stock, in each case, at the Company’s election. If the Notes are converted, our intent is to settle the principal amount of the Notes in cash and settle the remainder of our conversion obligation by issuing shares of common stock; however, we cannot guarantee that we will have sufficient funds available to us at the time of any such conversions in order to effect settlement in that manner. In such case, we could elect to settle the conversion obligation in a different combination of cash and shares of common stock or entirely in shares of common stock, depending on the circumstances. To the extent we deliver shares of common stock upon conversion of the Notes, the ownership interests of existing stockholders would be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and other intangible assets comprise a substantial portion of our total assets. As of December 31, 2018, our goodwill and intangible assets totaled $281.7 million and $131.4 million, respectively. We assess or test goodwill for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. In 2017, we determined that there were sufficient indicators to trigger interim goodwill impairment tests. The indicators included, among other factors, market softness and the related impacts on our financial results and our stock price. This resulted in an impairment loss of $75.2 million in the third quarter of 2017. Our 2017 and 2018 annual goodwill impairment tests, which were completed as of December 1, 2017 and December 1, 2018, respectively, did not result in any additional impairment. However, there can be no assurance that the estimates and assumptions made for purposes of the Company’s most recent goodwill impairment test will prove to be accurate predictions of the future. Accordingly, we may be required to recognize additional impairment charges in future reporting periods, which could materially and adversely impact our results of operations and financial condition.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period. In late 2017, the Company began a project, known as OneTEAM, to identify cost savings, including the elimination of certain employee positions, and other business improvement opportunities. The design phase of which was completed in the first quarter of 2018 and the deployment phase of which started in the second quarter of 2018. We expect that the OneTEAM Program will be largely completed in the first half of 2019. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
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
The Company’s operations and information systems, including its employee, customer and financial records, are subject to cybersecurity risks. Team continues to increase its dependence on digital technologies to conduct its operations. Many of the Company’s files, including employee, customer and financial records, are digitized and more employees are working in almost paperless and remote environments. We have also outsourced certain information technology development, maintenance and support functions. As a result, the Company may be exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of sensitive data and/or intellectual property, alteration or deletion of critical data and/or disruption of its operations for an extended period of time. This could also result in claims, losses, fines and higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to the Company’s knowledge.
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
Business acquisitions entail risk for investors. From time to time, we pursue acquisitions in, or complementary to, the specialty maintenance and construction services industry to complement and diversify our existing business. We may also acquire other businesses that enhance our services or geographic scope. We may not be able to expand our market presence through acquisitions, and acquisitions may present unforeseen integration difficulties or costs. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.
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
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At December 31, 2018, we had approximately 7,200 employees, approximately 1,900 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.
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

We provide our services globally through over 200 locations in 20 countries throughout the world. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate three manufacturing facilities in Houston, Texas (two of which are owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas and for our Quest Integrity segment headquarters in Kent, Washington. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Long Beach, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas and own three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment, replacement of assets at the end of their useful lives will occur in connection with corporate development activities.

ITEM 3.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 to the consolidated financial statements included this report.

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 567 holders of record of our common stock as of March 7, 2019, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the year ended December 31, 2018 or the year ended December 31, 2017. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.
Securities Authorized for Issuance Under Equity Compensation Plans
This information has been omitted from this Annual Report on Form 10-K as we intend to file such information in our Definitive Proxy Statement no later than 120 days following the close of our fiscal year ended December 31, 2018. The information required regarding equity compensation plans is hereby incorporated by reference.

Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and two Peer Group Indexes. The comparison assumes $100 was invested on May 31, 2013 in our common stock, the NYSE Composite Index and the Peer Group Indexes. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. For the year ended December 31, 2018, the Company updated its peer group primarily to add additional companies management believes are relevant for comparison in terms of service offerings, industry and other factors. The following companies are included in the Old Peer Group: Matrix Service Company, Englobal Corporation and Mistras Group, Inc. The following companies are included in the New Peer Group: Aegion Corporation, Actuant Corporation, Barnes Group, Basic Energy Services, CIRCOR International, Clean Harbors, DXP Enterprises, Emcor Group, EnPro Industries, ESCO Technologies,  MasTec, Inc., Matrix Service Company, Mistras Group, MYR Group, Primoris Services Corporation, Quanta Services, SEACOR Holdings, Tetra Tech, Inc. and TETRA Technologies, Inc.

*
$100 invested on 5/31/13 in stock or index, including reinvestment of dividends. Years ended May 31, 2014 and 2015; seven-month transition period ended December 31, 2015; and years ended December 31, 2018, 2017 and 2016.

	5/13	5/14	5/15	12/15	12/16	12/17	12/18
Team, Inc.	100.00	116.22	110.34	88.61	108.82	41.31	40.62
NYSE Composite	100.00	117.83	123.98	115.37	129.14	153.32	139.60
Old Peer Group	100.00	150.97	95.43	104.74	131.42	109.53	84.91
New Peer Group	100.00	117.76	95.25	81.81	120.38	132.73	106.30
Note: The above information was provided by Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
We have included selected financial data for the years ended December 31, 2018, 2017 and 2016, the seven months ended December 31, 2015 and for the years ended May 31, 2014 and 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is appropriately accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
We have used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. We have concluded that our internal control over financial reporting was effective as of December 31, 2018.
Attestation report of the registered public accounting firm. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 42.
Changes in internal control over financial reporting. During the fourth quarter of 2018, we identified a deficiency that existed as of December 31, 2017 related to the misapplication of GAAP with respect to the measurement of valuation allowances on deferred tax assets. Specifically, the control to properly consider the scheduling of reversing temporary taxable differences when determining the amount of any required valuation allowance was not operating effectively. We determined that this control deficiency did not result in a material misstatement of our consolidated financial statements in prior periods or interim periods during 2018, but it created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. Therefore, we concluded the deficiency represented a material weakness in our internal control over financial reporting. However, we concluded that certain personnel changes with respect to the preparation of the consolidated income tax provision in 2018 sufficiently remediated the material weakness prior to December 31, 2018. Other than the remediation of the material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018.

ITEM 9B.	OTHER INFORMATION
NONE

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2018, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

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

	2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”
	3)	See exhibits listed under Part (b) below.

(b)		Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011, incorporated by reference herein).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated October 24, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2013, incorporated by reference herein).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for year ended December 31, 2017, incorporated by reference herein).

4.1	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928, incorporated by reference herein).

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

10.3†	Form of Team, Inc. Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2013, incorporated by reference herein.

10.4†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.5†	Team, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy on Schedule 14A, as filed with the SEC on April 12, 2016).

10.6†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to the Company’s Current Report on Form S-8, File No. 333-225727, filed on June 19, 2018, incorporated by reference herein).

10.7†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.8†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.9†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014, incorporated by reference herein).

10.10†	Form of Performance Award Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

10.11†	Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan

Exhibit Number	Description
10.12†	Form of Performance Unit Award Agreement for the Performance Units Awarded under the Team, Inc. 2018 Equity Incentive Plan

10.13
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

10.14
Second Amendment and Commitment Increase to Credit Agreement, dated February 24, 2016, among Team Inc., certain Team Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016, incorporated by reference herein).

10.15
Third Amendment to Credit Agreement, dated August 17, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, incorporated by reference herein).

10.16
Fourth Amendment and Limited Waiver to Credit Agreement, dated December 19, 2016, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

10.17
Fifth Amendment to Credit Agreement, dated May 5, 2017, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017, incorporated herein by reference).

10.18
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

10.19
Seventh Amendment to Credit Agreement, dated as of March 8, 2018, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuers, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018, incorporated by reference herein).

10.20
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

10.21 †
Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Philip J. Hawk, Team Industrial Services, Inc., Team, Inc. and their affiliated entities, effective as of August 8, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016, incorporated herein by reference).

10.22 †
Confidential Severance Agreement and Release by and between Team, Inc. and Ted W. Owen, dated September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017, incorporated by reference herein).

10.23 †
Letter Agreement for Consulting Services between Team, Inc. and Ted W. Owen, dated September 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.24 †	Letter Agreement between Team, Inc. and Gary G. Yesavage, dated September 18, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.25 †
Letter Agreement Regarding Retention Benefits between Team, Inc. and Jeffrey L. Ott, dated September 18, 2017 (incorporated by reference herein Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.26 †
Letter Agreement Regarding Retention Benefits between Team, Inc. and Arthur F. Victorson, dated September 18, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.27 †
Offer Letter, dated January 15, 2018, between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

Exhibit Number	Description
10.28 †
Form of Performance Unit Award Agreement between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.29
Settlement Agreement, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), dated February 8, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.30
Confidentiality Agreement by and among Team, Inc. and Engine Capital. L.P. (together with the entities listed on the signature page thereto, dated July 2, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018, incorporated by reference herein).

10.31 †	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.32 †
Transition, Severance, and Release Agreement dated July 2, 2018 between Team, Inc. and Arthur F. Victorson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018, incorporated by reference herein).

10.33 †	Offer Letter, dated July 1, 2018, between TEAM, Inc. and Grant Roscoe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 11, 2018, incorporated by reference herein).

10.34 †
Offer Letter dated November 26, 2018, by and between Team, Inc. and Susan M. Ball (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

10.35 †
Transition, Severance, and Release Agreement dated November 26, 2018 between Team, Inc. and Greg L. Boane (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

10.36 †
Consulting Agreement dated November 26, 2018 between Team, Inc. and Greg L. Boane (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

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
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 19, 2019.

TEAM, INC.

/S/ AMERINO GATTI
Amerino Gatti
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ AMERINO GATTI	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2019
(Amerino Gatti)

/S/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2019
(Susan M. Ball)

/S/ JEFFERY G. DAVIS	Director	March 19, 2019
(Jeffery G. Davis)

/S/ BRIAN K. FERRAIOLI	Director	March 19, 2019
(Brian K. Ferraioli)

/S/ SYLVIA J. KERRIGAN	Director	March 19, 2019
(Sylvia J. Kerrigan)

/S/ EMMETT J. LESCROART	Director	March 19, 2019
(Emmett J. Lescroart)

/S/ MICHAEL A. LUCAS	Director	March 19, 2019
(Michael A. Lucas)

/S/ CRAIG L. MARTIN	Director	March 19, 2019
(Craig L. Martin)

/S/ LOUIS A. WATERS	Chairman of the Board	March 19, 2019
(Louis A. Waters)

/S/ GARY G. YESAVAGE	Director	March 19, 2019
(Gary G. Yesavage)

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
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 7,200 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
In September 2017, Ted W. Owen stepped down as Chief Executive Officer (“CEO”) and Gary G. Yesavage, a member of the Team board of directors (the “Board”), was appointed as Team’s Interim CEO until the appointment of Amerino Gatti as CEO and member of the Board in January 2018.
In July 2018, we announced an organizational restructuring. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making by our chief operating decision maker continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.

Results of Operations
In connection with the preparation of the Company’s 2018 consolidated financial statements, the Company identified errors in its previously issued 2017 consolidated financial statements with respect to income taxes. The prior period consolidated financial statements and other affected prior period financial information in this report have been revised to correct these errors. The Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required. See Note 1 to the consolidated financial statements for additional information.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth the components of revenue and operating income (loss) from our operations for the years ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	$	%

Revenues by business segment:
IHT	$617,378	$588,441	$28,937	4.9%
MS	532,365	529,973	2,392	0.5%
Quest Integrity	97,186	81,797	15,389	18.8%
Total	$1,246,929	$1,200,211	$46,718	3.9%

Operating income (loss):
IHT[2]	$37,329	$11,128	$26,201	235.5%
MS2	6,323	(33,993)	40,316	NM1
Quest Integrity	20,138	12,337	7,801	63.2%
Corporate and shared support services	(102,751)	(104,582)	1,831	1.8%
Total	$(38,961)	$(115,110)	$76,149	66.2%
______________________
1    NM - Not meaningful
2    Includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively, in 2017.
Revenues. Total revenues grew $46.7 million or 3.9% from the same period in the prior year. Excluding the favorable impact of $4.2 million due to foreign currency exchange rate changes, total revenues increased by $42.5 million, IHT revenues increased by $27.1 million, MS revenues increased by $0.5 million and Quest Integrity revenues increased by $14.9 million. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to Euro, the British Pound and the Canadian dollar. The increases in IHT and Quest Integrity reflect higher activity levels due to increased demand and customer spending levels, attributable to improved market conditions, particularly within the refining and petrochemical industries. The increased activity levels within IHT reflect higher inspection services in our North American operations while the increases within Quest Integrity include additional subsea deepwater pipeline inspection work and growth from certain geographic expansion. Within MS, improvements in activity levels during the first half of the year were largely offset by lower activity levels experienced in the second half of 2018, due to a softer fall 2018 turnaround season. The fall 2018 turnaround season was negatively impacted by significantly higher North America refinery utilization levels in order to capitalize on higher regional crack spreads driven by recent midstream pipeline capacity contracts and widened crude oil pricing differentials, resulting in the postponement of planned fall 2018 maintenance work. The adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”), as of January 1, 2018, had an overall unfavorable impact on consolidated revenues $4.8 million for the year ended December 31, 2018.
Operating income (loss). Overall operating loss was $39.0 million, compared to an operating loss of $115.1 million in the prior year. The decrease in the operating loss was primarily due to the effect of goodwill impairment losses of $54.1 million and $21.1 million for MS and IHT, respectively, incurred in 2017 which did not recur in 2018. These impairment losses were a result of our interim goodwill impairment test completed in the third quarter of 2017, which was triggered by the existence of impairment indicators, including market softness and the related impacts on our financial results and our stock price. The results of the impairment test indicated that the carrying values of our MS and IHT operating segments exceeded their estimated fair values.

The estimated fair values of these segments had been adversely impacted by the declines in operating results and the related significant decrease in our share price experienced during 2017, particularly the decrease experienced during the third quarter. While there has been no additional goodwill impairment losses in subsequent periods, there can be no assurance that we will not experience additional goodwill impairment losses in future periods. The current year period includes $5.7 million of consolidated operating loss associated with the adoption of ASC 606.
Operating income (loss) for the current year includes net expenses totaling $33.9 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $107.7 million of such items (including the $75.2 million of goodwill impairment losses), as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2018
Implementation of the new Enterprise Resource Planning (“ERP”) system	$—	$—	$—	$87	$87
Restructuring and other related charges[1]	2,995	2,514	418	800	6,727
Executive severance/transition cost[2]	—	—	—	855	855
Revaluation of contingent consideration	—	—	—	(202)	(202)
Asset write-offs and disposals	—	1,429	—	—	1,429
Professional fees, legal and other³	1,086	315	—	23,564	24,965
Total	$4,081	$4,258	$418	$25,104	$33,861
Twelve Months Ended December 31, 2017
Implementation of the new ERP system	$—	$—	$—	$13,776	$13,776
Restructuring and other related charges[1]	966	393	429	863	2,651
Executive severance/transition cost[2]	—	—	—	1,190	1,190
Natural disaster costs[4]	1,325	633	—	95	2,053
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Asset write-offs and disposals	1,210	—	—	—	1,210
Professional fees, legal and other³	—	163	—	12,552	12,715
Total	$23,467	$55,290	$429	$28,476	$107,662
______________________

1
For 2018, relates to restructuring costs incurred associated with the OneTEAM program. For 2017, primarily associated with the 2017 Cost Savings Initiative, net of a $1.1 million gain in MS associated with the disposal of Furmanite operations in Belgium. See Note 17 to the consolidated financial statements for additional information.

2	Severance/transition costs associated with certain executive leadership changes, as discussed above.

3
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration and intellectual property legal defense costs associated with Quest Integrity. For 2018, includes $15.5 million (exclusive of restructuring costs) associated with the OneTEAM program, which is discussed further below.

4	Primarily incremental costs incurred associated with hurricane-related impacts in 2017

Excluding the impact of these identified items in both periods, operating loss changed favorably by $2.3 million, consisting of increased operating income in IHT and Quest Integrity of $6.8 million and $7.8 million, respectively, partially offset by decreased operating income in MS of $10.7 million and an increase in corporate and shared support services expenses of $1.6 million. The higher operating income in IHT is attributable to higher activity levels, reflecting an improvement in market conditions, and the benefits from both the Company’s cost savings initiative completed last year as well as the OneTEAM program this year, partially offset by increases in labor costs, including overtime compensation and flexible labor cost to meet customer demand. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. Within MS, the benefit of cost reductions were more than offset by additional amortization expense of $12.4 million associated with the Furmanite trade name intangible asset as well as higher bad debt expense and inventory charges. Management determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of Furmanite trade name intangible asset was not expected to extend beyond December 31, 2018. We accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in the incremental amortization expense in 2018. As discussed above, within MS, improved operating performance in the first half of the year was essentially offset by the negative impacts in the second half of 2018 due to the postponement of planned fall and winter 2018 maintenance work, attributable to the significantly higher North America refinery utilization levels, as described above. Within corporate and shared support services, the lower operating income is primarily attributable to higher incentive and non-cash compensation cost, partially offset by labor cost savings from our cost saving initiatives. While our markets have shown improvement this year, our margins are beginning to be impacted by cost increases in labor, materials, freight and fuel, which could further impact operating performance in future periods.

Interest expense. Interest expense increased from $21.5 million in the prior year to $30.9 million in the current year. The increase is due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates are primarily due to higher interest rates on our Credit Facility borrowings compared to the same period in the prior year, as well as the effect of using the proceeds from the $230.0 million of 5.00% convertible senior notes on July 31, 2017 (the “Notes”) offering to repay a portion of the Credit Facility borrowings, which bear a higher effective interest rate than our Credit Facility borrowings.
Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the year ended December 31, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.
Loss (gain) on convertible debt embedded derivative. For the twelve months ended December 31, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability, compared to a gain of $0.8 million for the same period in 2017. The loss recognized during this current year period is primarily attributable to the 38.9% increase in the Company’s stock price during the period through May 17, 2018, while the prior year gain is primarily a result of a decrease in our stock price from the issuance date of the Notes until December 31, 2017. On May 17, 2018, we received shareholder approval to issue shares of common stock upon conversion of the Notes. As discussed further in Note 10 to the consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other (income) expense, net. Non-operating results include foreign currency transaction losses of $1.7 million for the year ended December 31, 2018 compared to foreign currency transaction losses of $0.5 million in the same period last year. The foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Australian Dollar, New Zealand Dollar, Norwegian Kroner, Malaysian Ringgit, Mexican Peso and Singapore Dollar. For the year ended December 31, 2018, non-operating results also include a gain of $1.0 million realized on the sale of an investment. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $31.1 million on the pre-tax loss from continuing operations of $94.2 million in the current year compared to the benefit for income tax of $53.1 million on pre-tax loss from continuing operations of $137.5 million in the prior year. The effective tax rate was a benefit 33.0% for the year ended December 31, 2018 and a benefit of 38.6% for the year ended December 31, 2017. The lower effective rate benefit in 2018 was primarily attributable to the effect of the benefits recorded in 2017 to initially apply the 2017 Tax Act, partially offset by the effect of the non-deductible portion of the goodwill impairment loss also in 2017. The year ended December 31, 2017 included tax benefits of $26.1 million associated with the 2017 Tax Act, comprised of a net benefit of $17.1 million for the decrease in our deferred tax liability on unremitted foreign earnings, a benefit of $17.4 million associated with the remeasurement of other deferred tax balances to reflect the new tax rate and an increase in tax expense of approximately $8.4 million, net of related foreign tax credits, associated with a deemed repatriation tax. During the year ended December 31, 2018, the Company finalized the recording of the impacts of the 2017 Tax Act and recorded an income tax benefit of $1.8 million, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. As a result of the final calculation of the transition tax liability, the Company also recorded an adjustment to the deferred tax liability associated with investments in foreign subsidiaries. For additional information on the 2017 Tax Act, see Note 9 to the consolidated financial statements.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth the components of revenue and operating income from our operations for the years ended December 31, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2017	2016	$	%

Revenues by business segment:
IHT	$588,441	$589,478	$(1,037)	(0.2)%
MS	529,973	539,627	(9,654)	(1.8)%
Quest Integrity	81,797	67,591	14,206	21.0%
Total	$1,200,211	$1,196,696	$3,515	0.3%

Operating income (loss):
IHT[2]	$11,128	$43,367	$(32,239)	(74.3)%
MS2	(33,993)	27,283	(61,276)	NM1
Quest Integrity	12,337	4,780	7,557	158.1%
Corporate and shared support services	(104,582)	(78,548)	(26,034)	(33.1)%
Total	$(115,110)	$(3,118)	$(111,992)	NM1
______________________
1    NM - Not meaningful
2    Includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively, in 2017.
Revenues. Total revenues grew $3.5 million or 0.3% from the same period in the prior year. Excluding the favorable impact of $4.2 million due to foreign currency exchange rates, total revenues decreased by $0.7 million, IHT revenues decreased by $3.7 million, MS revenues decreased by $10.4 million, and Quest Integrity revenues increased by $13.4 million. The decreases in IHT and MS revenues were partially attributable to hurricane-related impacts in 2017, including customer project deferrals and lost billable hours that we estimate reduced revenues by approximately $7 million and $6 million, respectively, for these segments. Within IHT, these hurricane-related impacts were partially offset by approximately $3.1 million of revenue attributable to acquisitions completed in the prior year. Within MS, in addition to the hurricane-related impacts, the revenue decline is also attributable to the effects of ongoing market softness that began in the second half 2015 and continued through 2017, as we experienced a continuation of the weak macro environment in the industries in which we operate, with activity levels below historical levels. These decreases were partially offset by increases associated with a full-year effect of the acquisition of Furmanite in 2017, compared to ten months of activity from Furmanite in 2016. On a pro forma basis, assuming Furmanite had been acquired prior to January 1, 2016, MS revenues declined by $53.4 million, or 9.2%, in 2017 compared to 2016, reflecting the ongoing market softness. The increase in revenues for Quest Integrity reflects overall higher volumes across inspection and assessment services reflecting increased demand and the impact of an acquisition in the prior year that contributed approximately $1.7 million of revenue, partially offset by hurricane-related project deferrals estimated at approximately $1 million.
Operating income (loss). Overall operating loss was $115.1 million, compared to an operating loss of $3.1 million in the prior year. The increase in the operating loss is primarily attributable to the MS and IHT segments, which experienced decreased operating income of $61.3 million and $32.2 million, respectively, as well as an increase in corporate and shared support services expenses of $26.0 million compared to the prior year. Partially offsetting these impacts, the Quest Integrity segment experienced higher operating income of $7.6 million. The sharp decline in operating income for the MS and IHT segments is largely attributable to goodwill impairment losses in the current year of $54.1 million and $21.1 million, respectively, in these segments, These impairment losses were a result of our interim goodwill impairment test completed in the third quarter of 2017, which was triggered by the existence of impairment indicators, including the continued market softness and the related impacts on our financial results and our stock price. The results of the impairment test indicated that the carrying values of our MS and IHT operating segments exceeded their estimated fair values. The estimated fair values of these segments have been adversely impacted by the declines in operating results and the related significant decrease in our share price experienced during 2017, particularly the decrease experienced during the third quarter. While there has been no additional goodwill impairment losses in subsequent periods, there can be no assurance that we will not experience additional goodwill impairment losses in future periods.

In addition to the $75.2 million in goodwill impairment losses, the current year includes net expenses totaling $32.5 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $34.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2017
Implementation of the new ERP system	$—	$—	$—	$13,776	$13,776
Restructuring and other related charges	966	393	429	863	2,651
Executive severance/transition cost¹	—	—	—	1,190	1,190
Natural disaster costs²	1,325	633	—	95	2,053
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Asset write-offs	1,210	—	—	—	1,210
Professional fees, legal and other³	—	163	—	12,552	12,715
Total	$23,467	$55,290	$429	$28,476	$107,662
Twelve Months Ended December 31, 2016
Implementation of the new ERP system	$—	$—	$—	$7,631	$7,631
Restructuring and other related charges	—	5,513	—	—	$5,513
Acquisition costs[4]	307	257	114	6,736	7,414
Natural disaster costs²	162	233	—	—	395
Revaluation of contingent consideration	—	2,184	—	—	2,184
Asset write-offs	650	—	—	—	650
Professional fees, legal and other³	(184)	728	3,014	7,224	10,782
Total	$935	$8,915	$3,128	$21,591	$34,569
_________________

1	Associated with the leadership change discussed above.

2	Primarily incremental costs incurred associated with hurricane-related impacts in 2017 and severe flooding in Louisiana in 2016

3
Consists primarily of professional fees for acquired business integration, intellectual property legal defense costs associated with Quest Integrity and non-cash compensation cost associated with acceleration of vesting of awards

4	Primarily associated with the acquisition of Furmanite in 2016
Excluding the impact of these identified items in both periods, operating loss changed unfavorably by $38.9 million, consisting of decreased operating income in IHT and MS of $9.7 million and $14.9 million, respectively, and an increase in corporate and shared support services expenses of $19.2 million, partially offset by increased operating income in the Quest Integrity segment of $4.9 million. The overall decline in operating income was partially offset by the initial benefits realized from our company-wide cost savings initiative, which commenced in July 2017. The reduced operating income this year for IHT is primarily attributable to unfavorable changes in the mix of work, including more nested/resident work which traditionally carries a lower margin, as well as higher labor costs and the effect of the hurricane-related impacts. Within MS, the lower operating income is primarily attributable to the effects of market softness in 2017 and the hurricane-related impacts described above. The higher operating income in the Quest Integrity segment is primarily attributable to higher volumes across inspection and assessment services, reflecting improvements in market conditions. The higher expenses in corporate and shared support services is due in part to the commencement of depreciation and amortization expense on our new ERP system that was placed into service in the first quarter of 2017 as well as related ongoing operating costs. Additionally, the increase consists of higher rent expense, increases in certain professional fees and the absorption of certain of Furmanite’s corporate costs.
Interest expense. Interest expense increased from $12.7 million for the year ended December 31, 2016 to $21.5 million for the year ended December 31, 2017. The increase is primarily due to higher interest rates on our Credit Facility borrowings compared to the same period in the prior year, as well as the effect of using the proceeds from the Notes offering to repay a portion of the Credit Facility borrowings. The Notes bear a higher effective interest rate than our Credit Facility borrowings and therefore also contributed to the increase in interest expense.
Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the year ended December 31, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.

Loss (gain) on convertible debt embedded derivative. For the twelve months ended December 31, 2017, we recorded a gain of $0.8 million associated with the decrease in fair value of our convertible debt embedded derivative liability. The gain recognized during this period is primarily attributable to the decrease in the Company’s stock price from the issuance date of the Notes until December 31, 2017. As discussed above and in Note 10 to the consolidated financial statements, effective after May 17, 2018, the embedded derivative liability is no longer marked to fair value each period.
Other (income) expense, net. Non-operating results include foreign currency transaction losses of $0.5 million for the year ended December 31, 2017 compared to foreign currency transaction gains of $0.1 million in the same period last year. Foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Australian Dollar, New Zealand Dollar, Norwegian Kroner, Malaysian Ringgit, Mexican Peso and Singapore Dollar.
Taxes. The benefit for income tax was $53.1 million on the pre-tax loss from continuing operations of $137.5 million for in the current year compared to the benefit for income tax of $3.1 million on pre-tax loss from continuing operations of $15.7 million in the prior year. The effective tax rate was a benefit 38.6% for the year ended December 31, 2017 and a benefit 19.8% for the year ended December 31, 2016. In connection with our initial analysis of the impact of the 2017 Tax Act, we recorded a provisional estimate of a net tax benefit of $26.1 million in the year ended December 31, 2017, which was the primary reason for the net increase in the Company’s effective tax rate for the period as compared to 2016. This net benefit included a net benefit of $17.1 million for the decrease in our deferred tax liability on unremitted foreign earnings, a benefit of $17.4 million associated with the remeasurement of other deferred tax balances to reflect the new tax rate and an increase in tax expense of approximately $8.4 million, net of related foreign tax credits, associated with a deemed repatriation tax. The net increase in the effective tax rate for the period was partially offset by the effect of the non-deductible portion of the goodwill impairment loss. For additional information on the 2017 Tax Act, see Note 9 to the consolidated financial statements
Discontinued operations. Loss from discontinued operations, net of income tax, was $0.1 million for the year ended December 31, 2016 and relates to the operating results and disposal of an acquired Furmanite business that we sold in December 2016.
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

Credit Facility. In July 2015, we renewed our Credit Facility. In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300.0 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures on July 7, 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at December 31, 2018) and has commitment fees on unused borrowing capacity (0.50% at December 31, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of December 31, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of December 31, 2018, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.56 to 1.00 and 2.90 to 1.00, respectively, as of December 31, 2018. At December 31, 2018, we had $18.3 million of cash on hand and had approximately $66 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the third quarter of 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of December 31, 2018, we had $1.8 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.8 million at December 31, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
As noted above, the Credit Facility matures on July 7, 2020. Management is currently considering options to secure flexible, cost-effective funding to meet future capital needs. These options include, but are not limited to, renewing or replacing the Credit Facility or seeking other forms of financing. Management expects to complete its evaluation of alternatives and execute on its chosen plans in 2019. However, the availability of financing or other liquidity sources is dependent upon capital and credit market conditions as well as our future financial performance. Therefore, no assurances can be made that management will be successful in executing on its plans within the time frame anticipated, if at all.
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

The Notes are initially convertible into 10,599,067 shares of common stock. Previously, because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we were required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes could converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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
Cost Savings and Business Improvement Initiatives. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure given a continuation of weak market conditions. The cost savings initiative included reductions to discretionary spending and the elimination of certain employee positions. Based upon our estimates, we believe that the actions taken reduced our annual operating expenses by approximately $30 million, with the impact to operating results of those reduction synergies having begun in the third quarter of 2017. The resulting severance and related charges, which were recorded in the third and fourth quarters of 2017, were approximately $3.9 million, most of which had been paid in cash as of December 31, 2017. This cost savings initiative is complete. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities as part of a new cost savings and business improvement project. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and are now in the deployment phase. We incurred $15.5 million of expenses during the twelve months ended December 31, 2018, primarily related to professional fees associated with the project. Additionally, we incurred $6.7 million of severance-related costs during the twelve months ended December 31, 2018, related to the elimination of certain employee positions in conjunction with the project. We expect to incur various additional expenses associated with the execution of OneTEAM which will be incurred in the first half of 2019, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million. By 2020, the Company expects to ultimately achieve annual cost efficiencies of $35 million to $45 million related to the project. OneTEAM savings realized during the twelve months ended December 31, 2018 were approximately $10.1 million. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.

ERP System. At the end of 2013, we initiated the design and implementation of a new ERP system, which was substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and was computed by the straight-line method. Through December 31, 2017, we capitalized $46.6 million associated with the project which included $1.6 million of capitalized interest. No additional amounts were capitalized in association with this project in 2018.
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased previously). During the quarter ended

February 28, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital and a $19.4 million reduction to retained earnings. No shares were repurchased during the years ended December 31, 2018 and 2017. At December 31, 2018, $7.9 million remained available to repurchase shares under the stock repurchase plan.
Cash and cash equivalents. Our cash and cash equivalents at December 31, 2018 totaled $18.3 million, of which $15.6 million was in foreign accounts, primarily in Europe, Canada and Australia.
Cash flows attributable to our operating activities. For the year ended December 31, 2018, net cash provided by operating activities was $41.9 million. Although we incurred a net loss of $63.1 million, the effect of depreciation and amortization of $64.9 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, a decrease in working capital of $19.0 million, non-cash compensation cost of $12.3 million and a provision for doubtful accounts of $11.7 million, partially offset by deferred tax benefits of $31.7 million, resulted in positive operating cash flow.
For the year ended December 31, 2017, net cash used in operating activities was $13.7 million. The negative operating cash flow was primarily attributable to the net loss of $84.5 million, deferred tax benefits of $66.2 million and an increase in working capital of $5.0 million, largely offset by the effect of the non-cash goodwill impairment loss of $75.2 million, depreciation and amortization of $52.1 million, non-cash compensation cost of $7.9 million and a provision for doubtful accounts of $7.1 million.
For the year ended December 31, 2016, net cash provided by operating activities was $79.6 million. Although we incurred a net loss of $12.7 million, the effect of depreciation and amortization of $48.7 million, a decrease in working capital of $31.2 million and non-cash compensation cost of $7.3 million resulted in positive operating cash flow.
Cash flows attributable to our investing activities. For the year ended December 31, 2018, net cash used in investing activities was $25.0 million, consisting primarily of $27.2 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
For the year ended December 31, 2017, net cash used in investing activities was $34.0 million, consisting primarily of $36.8 million of capital expenditures. Capital expenditures included $1.8 million in costs related to our ERP project.
For the year ended December 31, 2016, net cash used in investing activities was $75.8 million, consisting primarily of $48.4 million for business acquisitions, $45.8 million of capital expenditures, partially offset by $13.3 million in net proceeds from the sale of discontinued operations. Capital expenditures included $19.3 million in costs related to our ERP project. Discontinued operations relates to a pipeline inspection business that we acquired as part of the acquisition of Furmanite. This operation was sold in December 2016.
Cash flows attributable to our financing activities. For the year ended December 31, 2018, net cash used in financing activities was $23.0 million, consisting primarily of $19.7 million net debt repayments under the revolving portion of our Credit Facility, $1.4 million in withholding tax payments related to share-based compensation, $1.1 million in contingent consideration payments and $0.9 million of Credit Facility debt issuance costs.
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
Effect of exchange rate changes on cash. For the year ended December 31, 2018, the effect of foreign exchange rate changes on cash was a negative impact of $2.1 million. The negative impact in the current period is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, Australian Dollar, the British Pound, the Euro and the Brazilian Real.

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
Contractual Obligations

A summary of contractual obligations as of December 31, 2018 is as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Principal payments on Credit Facility and Convertible Senior Notes	$—	$156,843	$230,000	$—	$386,843
Interest payments on Credit Facility and Convertible Senior Notes[1]	19,408	27,062	23,000	—	69,470
Capital lease obligations	583	1,004	1,049	5,631	8,267
Operating lease obligations	23,315	29,435	17,719	23,224	93,693
Defined benefit pension plan contribution obligations[2]	2,292	7,641	7,641	30,882	48,456
Total	$45,598	$221,985	$279,409	$59,737	$606,729
________________________

1
While we cannot predict with certainty the amount of interest payments due to the expected variability of interest rates and principal amounts outstanding, we have provided estimated amounts of interest payments based on the following assumptions. With respect to our Credit Facility, the calculation includes estimated interest payments totaling $12 million over the remaining contractual period based on the outstanding principal balance and interest rates in effect as of December 31, 2018. With respect to the Notes, includes total interest payments of $57 million assuming that the Notes remain outstanding through the maturity date.

2
For the Company’s defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”), as of December 31, 2018, the Company has committed to fund contributions of $2.3 million for 2019 and $3.8 million annually thereafter through January 2032 for a total funding commitment of up to approximately $48.5 million (undiscounted). Further, in any year in which specified operating performance levels are exceeded, we have committed to an additional contribution for that year, of up to approximately $1.2 million, depending on actual performance levels. Notwithstanding these commitments, the Company will make contributions to the U.K. Plan only to the extent necessary to eliminate the funding deficit. Accordingly, the aggregate amount of contributions ultimately made may be less than those noted above.

A summary of long-term liabilities and other long-term obligations as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Long-term liabilities per consolidated balance sheets:
Long-term debt:
Credit Facility	$156,843	$177,857
Convertible debt	195,184	209,892
Capital lease obligations	5,356	—
Current maturities	(569)	—
Long-term debt, excluding current maturities	$356,814	$387,749
Defined benefit pension liability	$10,940	$14,976
Other long-term liabilities	$6,910	$9,758

Other long-term obligations:
Outstanding letters of credit	$22,800	$22,540
Operating leases	$93,693	$119,165

Critical Accounting Policies
The process of preparing financial statements in accordance with GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following five critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our financial position and results of operations:

•	Revenue from Contracts with Customers

•	Goodwill and Intangible Assets

•	Income Taxes

•	Workers’ Compensation, Auto, Medical and General Liability Accruals

•	Allowance for Doubtful Accounts
Revenue from contracts with customers. In accordance with ASC 606, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the twelve months ended December 31, 2018, 2017 and 2016.
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
Prior to January 1, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Our goodwill annual test date is December 1 of each year.
In the third quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, market softness and our financial results. This interim goodwill impairment test was prepared as of July 31, 2017. The fair values of the reporting units were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that used multiples, based on observable market data, of a combination of historical and projected financial metrics of our reporting units, to arrive at fair value. We applied weightings to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization.
The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the MS and IHT reporting units exceeded their fair values. The carrying value of the MS reporting unit exceeded its fair value by $54.1 million and the carrying value of the IHT reporting unit exceeded its fair value by $21.1 million, resulting in a total impairment loss of $75.2 million. The fair values of the reporting units are “Level 3” measurements as defined in Note 11. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value.
For our annual goodwill impairment tests as of December 1, 2017 and December 1, 2018, we elected to perform qualitative assessments to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test dates. Our qualitative assessment for the December 1, 2017 test considered relevant events and circumstances occurring since the July 31, 2017 quantitative impairment test date that could affect the fair value or carrying amount of the reporting units, while our qualitative assessment for the December 1, 2018 test considered relevant events and circumstances occurring since the December 1, 2017 qualitative impairment test date. Specifically, we considered changes in the Company’s stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting the Company and actual changes in the carrying value of our net assets. After considering all positive and negative evidence for the assessments as of both of these dates, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated.

There was $281.7 million and $284.8 million of goodwill at December 31, 2018 and 2017, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2018
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(1,603)	(712)	(578)	(2,893)
Disposal	—	(261)	—	(261)
Balance at end of year	$192,608	$55,627	$33,415	$281,650

	Twelve Months Ended December 31, 2017
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$213,475	$109,059	$33,252	$355,786
Foreign currency adjustments	1,876	1,642	741	4,259
Impairment loss	(21,140)	(54,101)	—	(75,241)
Balance at end of period	$194,211	$56,600	$33,993	$284,804

There was $75.2 million of accumulated impairment losses at December 31, 2018 and 2017, comprised of the impairment losses recognized in the third quarter of 2017 described above.
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
In accordance with ASC 740, we are required to assess the likelihood that our deferred tax assets will be realized and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted by tax law, information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance and tax planning strategies.
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions in which we operate. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowances primarily relate to net operating loss carry forwards. While we have considered these factors in assessing the need for additional valuation allowances, there is no assurance that additional valuation allowances would not need to be established in the future if information about future years change. Any changes in valuation allowances would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2018, our deferred tax assets were $73.7 million, less a valuation allowance of $10.5 million. As of December 31, 2018, our deferred tax liabilities were $61.6 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2018, our unrecognized tax benefits related to uncertain tax positions were $2.2 million.

The 2017 Tax Act was enacted on December 22, 2017 and represented a significant change to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which has resulted in a one-time U.S. tax liability on those earnings that have not previously been repatriated to the U.S.

Due to the complexities involved in accounting for the 2017 Tax Act, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which required companies include in their financial statements estimates of the impacts of the 2017 Tax Act to the extent such estimates have been determined. Under SAB 118, companies were allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company previously recorded certain estimates of the tax impact in its consolidated statement of operations for the fourth quarter of 2017. During the year ended December 31, 2018, the Company finalized the recording of the impacts of the 2017 Tax Act and recorded an income tax benefit of $1.8 million, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. As a result of the final calculation of the transition tax liability, the Company also recorded an adjustment to the deferred tax liability associated with investments in foreign subsidiaries.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the year ended December 31, 2018 were $1.7 million and relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, the Euro, the British Pound, the Malaysian Ringgit and the Mexican Peso.

In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2018, 2017 and 2016 or for the years ended December 31, 2018, 2017 and 2016.

Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $9.2 million for the year ended December 31, 2018.
Based on the year ended December 31, 2018, we had foreign currency-based revenues and operating income of $333.9 million and $5.9 million, respectively, a hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $33.4 million and $0.6 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2018, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of December 31, 2018, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $195.2 million as of December 31, 2018, while the estimated fair value of the Notes was $231.5 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 10 to the consolidated financial statements for additional information regarding the Notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Team, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers.
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
Houston, Texas
March 19, 2019

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,288	$26,552
Receivables, net of allowance of $15,182 and $11,308	268,352	301,963
Inventory	48,540	49,703
Income tax receivable	331	892
Prepaid expenses and other current assets	19,445	17,950
Total current assets	354,956	397,060
Property, plant and equipment, net	194,794	203,219
Intangible assets, net of accumulated amortization of $82,406 and $54,184	131,372	160,161
Goodwill	281,650	284,804
Other assets, net	7,397	5,798
Deferred income taxes	7,652	4,793
Total assets	$977,821	$1,055,835
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$569	$—
Accounts payable	44,074	55,312
Other accrued liabilities	95,308	92,472
Total current liabilities	139,951	147,784
Deferred income taxes	6,106	18,394
Long-term debt and capital lease obligations	356,814	387,749
Defined benefit pension liability	10,940	14,976
Other long-term liabilities	6,910	9,758
Total liabilities	520,721	578,661
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,184,330 and 29,953,041 shares issued	9,053	8,984
Additional paid-in capital	400,989	352,500
Retained earnings	81,450	135,486
Accumulated other comprehensive loss	(34,392)	(19,796)
Total equity	457,100	477,174
Total liabilities and equity	$977,821	$1,055,835

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2018	2017	2016
Revenues	$1,246,929	$1,200,211	$1,196,696
Operating expenses	918,673	890,212	868,144
Gross margin	328,256	309,999	328,552
Selling, general and administrative expenses	360,692	348,391	323,973
Restructuring and other related charges, net (see Note 17)	6,727	2,651	5,513
(Gain) loss on revaluation of contingent consideration	(202)	(1,174)	2,184
Goodwill impairment loss (see Note 1)	—	75,241	—
Operating loss	(38,961)	(115,110)	(3,118)
Interest expense, net	30,875	21,487	12,667
Write-off of deferred loan costs	—	1,244	—
Loss (gain) on convertible debt embedded derivative (see Note 10)	24,783	(818)	—
Other (income) expense, net	(410)	510	(127)
Loss from continuing operations before income taxes	(94,209)	(137,533)	(15,658)
Less: Benefit for income taxes (see Note 9)	(31,063)	(53,078)	(3,093)
Loss from continuing operations	(63,146)	(84,455)	(12,565)
Loss from discontinued operations, net of income tax	—	—	(111)
Net loss	$(63,146)	$(84,455)	$(12,676)

Basic loss per common share:
Continuing operations	$(2.10)	$(2.83)	$(0.45)
Discontinued operations	—	—	—
Net loss	$(2.10)	$(2.83)	$(0.45)

Diluted loss per common share:
Continuing operations	$(2.10)	$(2.83)	$(0.45)
Discontinued operations	—	—	—
Net loss	$(2.10)	$(2.83)	$(0.45)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Net loss	$(63,146)	$(84,455)	$(12,676)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(9,241)	10,607	(3,849)
Foreign currency hedge	658	(1,802)	481
Defined benefit pension plans:
Net actuarial gain (loss) arising during period	109	3,226	(10,518)
Prior service cost arising during period	(669)	—	—
Amortization of net actuarial (gain) loss	(78)	71	—
Other comprehensive income (loss), before tax	(9,221)	12,102	(13,886)
Tax (provision) benefit attributable to other comprehensive income (loss)	(3,045)	(2,898)	3,260
Other comprehensive income (loss), net of tax	(12,266)	9,204	(10,626)
Total comprehensive loss	$(75,412)	$(75,251)	$(23,302)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2016	21,837	(547)	$6,552	$(21,138)	$120,126	$250,980	$(18,374)	$338,146
Net loss	—	—	—	—	—	(12,676)	—	(12,676)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,498)	(2,498)
Foreign currency hedge, net of tax	—	—	—	—	—	—	300	300
Defined benefit pension plans, net of tax	—	—	—	—	—	—	(8,428)	(8,428)
Non-cash compensation	—	—	—	—	7,313	—	—	7,313
Vesting of stock awards	142	—	40	—	(1,749)	—	—	(1,709)
Tax effect of share-based payment arrangements	—	—	—	—	(535)	—	—	(535)
Issuance of common stock in Furmanite acquisition and conversion of Furmanite share-based awards	8,208	—	2,462	—	209,068	—	—	211,530
Exercise of stock options	251	—	75	—	5,828	—	—	5,903
Issuance of common stock	168	—	50	—	5,884	—	—	5,934
Purchase of treasury stock	—	(274)	—	(7,593)	—	—	—	(7,593)
Retirement of treasury stock	(821)	821	(245)	28,731	(9,129)	(19,357)	—	—
Other		—	—	—	(50)	—	—	(50)
Balance at December 31, 2016	29,785	—	8,934	—	336,756	218,947	(29,000)	535,637
Adoption of new accounting principle	—	—	—	—	—	994	—	994
Net loss	—	—	—	—	—	(84,455)	—	(84,455)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	7,688	7,688
Foreign currency hedge, net of tax	—	—	—	—	—	—	(1,114)	(1,114)
Defined benefit pension plans, net of tax	—	—	—	—	—	—	2,630	2,630
Issuance of convertible debt, net of tax	—	—	—	—	8,415	—	—	8,415
Non-cash compensation	—	—	—	—	7,876	—	—	7,876
Vesting of stock awards	152	—	45	—	(992)	—	—	(947)
Exercise of stock options	16	—	5	—	445	—	—	450
Balance at December 31, 2017	29,953	—	8,984	—	352,500	135,486	(19,796)	477,174
Adoption of new accounting principles	—	—	—	—	—	9,110	(2,330)	6,780
Net loss	—	—	—	—	—	(63,146)	—	(63,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(12,164)	(12,164)
Foreign currency hedge, net of tax	—	—	—	—	—	—	496	496
Defined benefit pension plans, net of tax	—	—	—	—	—	—	(598)	(598)
Reclassification of convertible debt embedded derivative, net of tax	—	—	—	—	37,698	—	—	37,698
Non-cash compensation	—	—	—	—	12,256	—	—	12,256
Vesting of stock awards	231	—	69	—	(1,465)	—	—	(1,396)
Balance at December 31, 2018	30,184	—	$9,053	$—	$400,989	$81,450	$(34,392)	$457,100
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(63,146)	$(84,455)	$(12,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,862	52,143	48,673
Write-off of deferred loan costs	—	1,244	—
Amortization of deferred loan costs and debt discount	7,022	3,085	541
Provision for doubtful accounts	11,662	7,097	6,336
Foreign currency loss (gain)	1,712	499	(93)
Deferred income taxes	(31,734)	(66,246)	(4,236)
(Gain) loss on revaluation of contingent consideration	(202)	(1,174)	2,184
(Gain) loss on asset disposal	(552)	553	1,540
Loss (gain) on convertible debt embedded derivative	24,783	(818)	—
Goodwill impairment loss	—	75,241	—
Non-cash compensation cost	12,256	7,876	7,313
Other, net	(3,762)	(3,789)	(1,182)
(Increase) decrease (net of the effects of acquisitions):
Receivables	15,386	(39,820)	16,518
Inventory	(21)	614	2,119
Prepaid expenses and other current assets	6,933	6,642	(163)
Increase (decrease) (net of the effects of acquisitions):
Accounts payable	(8,994)	6,424	8,361
Other accrued liabilities	9,168	14,896	(2,346)
Income taxes	(3,514)	6,260	6,675
Net cash provided by (used) in operating activities	41,859	(13,728)	79,564
Cash flows from investing activities:
Capital expenditures	(27,164)	(36,798)	(45,812)
Net proceeds from sale of discontinued operations	—	—	13,295
Business acquisitions, net of cash acquired	—	—	(48,382)
Proceeds from disposal of assets	2,580	3,259	4,232
Other	(443)	(457)	827
Net cash used in investing activities	(25,027)	(33,996)	(75,840)
Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	(19,690)	(23,006)	15,996
Payments under term loan	—	(170,000)	(20,000)
Issuance of convertible debt, net of issuance costs	—	222,311	—
Deferred consideration payments	—	—	(694)
Contingent consideration payments	(1,106)	(1,278)	(1,816)
Purchase of treasury stock	—	—	(7,593)
Debt issuance costs on Credit Facility	(855)	(1,938)	(801)
Corporate tax effect from share-based payment arrangements	—	—	(535)
Exercise of stock options	—	450	5,903
Issuance of common stock, net of issuance costs	—	—	5,243
Payments related to withholding tax for share-based payment arrangements	(1,390)	(947)	(1,709)
Net cash (used in) provided by financing activities	(23,041)	25,592	(6,006)
Effect of exchange rate changes on cash	(2,055)	2,468	(1,327)
Net decrease in cash and cash equivalents	(8,264)	(19,664)	(3,609)
Cash and cash equivalents at beginning of period	26,552	46,216	49,825
Cash and cash equivalents at end of period	$18,288	$26,552	$46,216
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$24,924	$13,176	$12,207
Income taxes	$2,720	$5,719	$(2,741)
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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 7,200 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, OEMs, distributors, and some of the world’s largest engineering and construction firms.
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of December 31, 2018 and 2017 was $231.5 million and $231.6 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” (as defined in Note 11) measurements, determined based on the observed trading price of these instruments.
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
Prior to January 1, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore, the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, effective January 1, 2017 we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Our goodwill annual test date is December 1 of each year.
In the third quarter of the year ended December 31, 2017, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis, primarily due to a 43% decrease in the Company’s stock price during the quarter, market softness and our financial results. This interim goodwill impairment test was prepared as of July 31, 2017. The fair values of the reporting units were determined using a combination of income and market approaches. The income approach was based on discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a five-year period plus a terminal value period. The income approach estimated fair value by discounting each reporting unit’s estimated future cash flows using a discount rate that approximated our weighted-average cost of capital. Major assumptions applied in an income approach include forecasted growth rates as well as forecasted profitability by reporting unit. Additionally, we considered two market approaches that used multiples, based on observable market data, of a combination of historical and projected financial metrics of our reporting units, to arrive at fair value. We applied weightings to each of the income and the two market approaches. The fair value derived from these approaches, in the aggregate, approximated our market capitalization.
The July 31, 2017 interim goodwill impairment test indicated impairment as the carrying values of the MS and IHT reporting units exceeded their fair values. The carrying value of the MS reporting unit exceeded its fair value by $54.1 million and the carrying value of the IHT reporting unit exceeded its fair value by $21.1 million, resulting in a total impairment loss of $75.2 million. The fair values of the reporting units are “Level 3” measurements as defined in Note 11. The fair value of the Quest Integrity reporting unit significantly exceeded its carrying value.
For our annual goodwill impairment tests as of December 1, 2017 and December 1, 2018, we elected to perform qualitative assessments to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test dates. Our qualitative assessment for the December 1, 2017 test considered relevant events and circumstances occurring since the July 31, 2017 quantitative impairment test date that could affect the fair value or carrying amount of the reporting units, while our qualitative assessment for the December 1, 2018 test considered relevant events and circumstances occurring since the December 1, 2017 qualitative impairment test date. Specifically, we considered changes in the Company’s stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting the Company and actual changes in the carrying value of our net assets. After considering all positive and negative evidence for the assessments as of both of these dates, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated.
There was $281.7 million and $284.8 million of goodwill at December 31, 2018 and 2017, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2018
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(1,603)	(712)	(578)	(2,893)
Disposal	—	(261)	—	(261)
Balance at end of period	$192,608	$55,627	$33,415	$281,650

	Twelve Months Ended December 31, 2017
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$213,475	$109,059	$33,252	$355,786
Foreign currency adjustments	1,876	1,642	741	4,259
Impairment loss	(21,140)	(54,101)	—	(75,241)
Balance at end of year	$194,211	$56,600	$33,993	$284,804

There was $75.2 million of accumulated impairment losses at December 31, 2018 and 2017, comprised of the impairment losses recognized in the third quarter of 2017 described above.
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
In accordance with ASC 740, we are required to assess the likelihood that our deferred tax assets will be realized and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted by tax law, information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance and tax planning strategies.
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowances primarily relate to net operating loss carry forwards. While we have considered these factors in assessing the need for additional valuation allowances, there is no assurance that additional valuation allowances would not need to be established in the future if information about future years change. Any changes in valuation allowances would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2018, our deferred tax assets were $73.7 million, less a valuation allowance of $10.5 million. As of December 31, 2018, our deferred tax liabilities were $61.6 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax provision (benefit) in our consolidated statements of operations. As of December 31, 2018, our unrecognized tax benefits related to uncertain tax positions were $2.2 million.

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017 and represented a significant change to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which has resulted in a one-time U.S. tax liability on those earnings that have not previously been repatriated to the U.S.

Due to the complexities involved in accounting for the 2017 Tax Act, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which required companies include in their financial statements estimates of the impacts of the 2017 Tax Act to the extent such estimates have been determined. Under SAB 118, companies were allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company previously recorded certain estimates of the tax impact in its consolidated statement of operations for the fourth quarter of 2017. During the year ended December 31, 2018, the Company finalized the recording of the impacts of the 2017 Tax Act and recorded an income tax benefit of $1.8 million, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. As a result of the final calculation of the transition tax liability, the Company also recorded an adjustment to the deferred tax liability associated with investments in foreign subsidiaries.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. The Company’s intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.
Amounts used in basic and diluted loss per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Weighted-average number of basic shares outstanding	30,031	29,849	28,095
Stock options, stock units and performance awards	—	—	—
Convertible senior notes	—	—	—
Total shares and dilutive securities	30,031	29,849	28,095
For the years ended December 31, 2018, 2017 and 2016, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for the years ended December 31, 2017 and 2018, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 10 and Note 12, respectively.

Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Property acquired under capital lease	$5,302	$—	$—
Note received as consideration in disposal of discontinued operations	$—	$—	$1,511
Issuance of common stock - Furmanite acquisition	$—	$—	$209,529
Also, we had $1.4 million, $2.6 million, and $2.3 million of accrued capital expenditures as of December 31, 2018, 2017 and 2016, respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2018 or 2017 or for the years ended December 31, 2018, 2017 and 2016.
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
Revision to prior period consolidated financial statements. In connection with the preparation of the Company’s 2018 consolidated financial statements, the Company identified errors in its previously issued 2017 consolidated financial statements. These prior period errors are related to the measurement of valuation allowances on deferred tax assets. The prior period consolidated financial statements and other affected prior period financial information have been revised to correct these errors. The effect of correcting the errors increased our income tax benefit and favorably impacted our net loss by $19.7 million in the twelve months ended December 31, 2017. The correction also resulted in an increase of $19.7 million to previously reported stockholders’ equity as of December 31, 2017. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.

The table below provides a summary of the financial statement line items which were impacted by these error corrections (in thousands, except per share data):

	December 31, 2017
	As Previously Reported	Adjustments	As Revised
Effect on consolidated balance sheet
Liabilities and Equity
Deferred income taxes	$38,100	$(19,706)	$18,394
Total Liabilities	$598,367	$(19,706)	$578,661
Retained earnings	$115,780	$19,706	$135,486
Total equity	$457,468	$19,706	$477,174

	Twelve Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
Effect on consolidated statement of operations
Benefit for income taxes	$(33,372)	$(19,706)	$(53,078)
Loss from continuing operations	$(104,161)	$19,706	$(84,455)
Net loss	$(104,161)	$19,706	$(84,455)

Basic loss per common share:
Continuing operations	$(3.49)	0.66	$(2.83)
Net loss	$(3.49)	0.66	$(2.83)

Diluted loss per common share:
Continuing operations	$(3.49)	0.66	$(2.83)
Net loss	$(3.49)	0.66	$(2.83)
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
To account for the cumulative effect of initially applying ASC 606 as of January 1, 2018, we recognized a pre-tax increase to the opening balance of retained earnings of $8.8 million, pursuant to the modified retrospective transition method, for certain fixed-price contracts that were not yet completed as of the date of adoption. The cumulative effect of adoption resulted in a net increase to prepaid expenses and other current assets of $8.5 million, a reduction to inventory of $0.4 million and a reduction to other accrued liabilities of $0.7 million. Also, we recorded the related tax impacts as of January 1, 2018, which resulted in a net reduction to the opening balance of retained earnings of $2.0 million and a corresponding increase to deferred tax liabilities. Because we have applied the modified retrospective transition method of adoption, comparative periods prior to January 1, 2018 were not retrospectively adjusted to reflect adoption of ASU 2014-09 and are presented in accordance with our historical accounting.

The effect of ASC 606 on our consolidated balance sheet as of December 31, 2018 and our consolidated statements of operations for the twelve months ended December 31, 2018 were as follows (in thousands):

	December 31, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
Effect on consolidated balance sheet
Assets
Prepaid expenses and other current assets	$16,321	$3,124	$19,445

Liabilities and Equity
Deferred income taxes	$5,494	$612	$6,106
Retained earnings	$78,938	$2,512	$81,450

	Twelve Months Ended December 31, 2018
	Without adoption of ASC 606	Adjustments to apply ASC 606	As reported
Effect on consolidated statement of operations
Revenues	$1,251,694	$(4,765)	$1,246,929
Operating expenses	$917,768	$905	$918,673
Benefit for income taxes	$(29,660)	$(1,403)	$(31,063)
Net loss	$(58,879)	$(4,267)	$(63,146)

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
ASU No. 2016-18. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which states that inflows and outflows of restricted cash and cash equivalents must be included in the statement of cash flows as cash inflows and outflows and must be included in cash and cash equivalents. We adopted of ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result of adoption, the consolidated statement of cash flows for the twelve months ended December 31, 2016 was retrospectively adjusted to reflect restricted cash as part of cash and cash equivalents. The adjustment resulted in a $5.0 million increase to beginning cash and cash equivalents at January 1, 2016 and a $5.0 million decrease to cash flows from investing activities for the twelve months ended December 31, 2016, compared to amounts originally reported. The adoption of ASU 2016-18 had no impact to the consolidated statements of cash flows for the twelve months ended December 31, 2018 and 2017.
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
ASU No. 2018-02. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 introduces the option to reclassify from accumulated other comprehensive income (loss) to retained earnings the “stranded” tax effects resulting from the 2017 Tax Act. Under GAAP, certain deferred tax assets or liabilities may originate through income tax activity recognized in other comprehensive income (loss). However, because the adjustment of deferred tax assets and liabilities due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income (loss) from continuing operations, the tax effects of items within accumulated other comprehensive income (loss) are not adjusted to reflect the new tax rate, resulting in “stranded” tax effects. ASU 2018-02 provides an option to reclassify such tax effects from accumulated other comprehensive income (loss) to retained earnings. We early adopted ASU 2018-02 in the fourth quarter of 2018. The effect of adoption resulted in an increase to retained earnings of $2.3 million and an offsetting adjustment to accumulated other comprehensive loss.
ASU No. 2018-13. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements for fair value measurements. Our early adoption of ASU 2018-13 in the third quarter of 2018 did not have any impact on our consolidated financial statements. Refer to Note 11 for our fair value disclosures.
ASU No. 2018-14.  In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. Our early adoption of ASU 2018-14 on December 31, 2018 did not have a material impact on our disclosures. Refer to Note 13 for our employee benefit plans disclosures.
Accounting Principles Not Yet Adopted
Topic 842 - Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which establishes ASC Topic 842, Leases (“ASC 842”), replaced previous lease accounting guidance along with subsequent ASUs issued in 2018 to clarify certain provisions of ASU 2016-02. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. ASC 842 will also require us to expand our financial statement disclosures on leasing activities.
We will adopt Topic 842 effective January 1, 2019 and intend to elect the modified retrospective transition method, which specified the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We expect to elect the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions on lease identification, lease classification and initial direct costs. We also intend to elect the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for the majority of our leases. Based on our current assessment and estimates, we expect the adoption of ASC 842, as of January 1, 2019, to result in the recognition of operating lease right-of-use assets and additional net liabilities in the range of approximately $62 million to $72 million. The cumulative effect adjustment to retained earnings due to the adoption of ASC 842 is not expected to be material. We do not anticipate that the adoption of ASC 842 will result in any material impacts to our statements of operations or statements of cash flows.
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and requires a modified retrospective transition approach. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.
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
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the twelve months ended December 31, 2018, 2017 and 2016.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2018
	United States and Canada	Other Countries	Total
Revenue:
IHT	$602,615	$14,763	$617,378
MS	383,405	148,960	532,365
Quest Integrity	62,262	34,924	97,186
Total	$1,048,282	$198,647	$1,246,929

	Twelve Months Ended December 31, 2018
	Asset Integrity Management	Repair and Maintenance Services	Heat Treating	Non-Destructive Evaluation	Other	Total
Revenue:
IHT	$46,726	$27,420	$80,840	$447,080	$15,312	$617,378
MS	402	523,701	2,753	—	5,509	532,365
Quest Integrity	97,186	—	—	—	—	97,186
Total	$144,314	$551,121	$83,593	$447,080	$20,821	$1,246,929

For additional information on our reportable operating segments and geographic information, refer to Note 15.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 4 for additional information on our trade receivables and the allowance for doubtful accounts. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of December 31, 2018 and January 1, 2018, the date of adoption of ASC 606, (in thousands):

	December 31, 2018	January 1, 2018
Trade accounts receivable, net[1]	$268,352	$301,963
Contract assets[2]	$5,745	$9,823
Contract liabilities[3]	$1,784	$5,415
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 4 for details.
2    Included in the “Prepaid expenses and other current assets” line on the consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the consolidated balance sheet.

The $4.1 million decrease in our contract assets from January 1, 2018 to December 31, 2018 is due to fewer fixed price contracts in progress at December 31, 2018 as compared to January 1, 2018, consistent with lower activity levels in the fourth quarter of 2018 compared to the same quarter in 2017. The $3.6 million decrease in contract liabilities is due to our completion of performance obligations during the year ended December 31, 2018 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at January 1, 2018 was recognized as revenue during the year ended December 31, 2018.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of December 31, 2018 or January 1, 2018. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheets and were not material as of December 31, 2018 and January 1, 2018. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.

Remaining performance obligations. As of December 31, 2018 and January 1, 2018, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. ACQUISITION
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
The purchase price allocation shown above is based upon the fair values at the acquisition date. The fair values recorded are “Level 3” measurements as defined in Note 11.
Of the $89.0 million of acquired intangible assets, $69.8 million was assigned to customer relationships with an estimated useful life of 12 years, $16.9 million was assigned to trade names with a weighted-average estimated useful life of 12 years and $2.3 million was assigned to developed technology with an estimated useful life of 10 years.
The $89.6 million of goodwill was assigned to the MS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Furmanite. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of accounts receivable acquired was $65.9 million, considering we expect $7.9 million to be uncollectible. Additionally, we acquired accounts receivable with a fair value of $13.6 million associated with discontinued operations, which is included in the current assets of discontinued operations line above. The gross contractual amount of receivables acquired was $88.0 million
Current assets of discontinued operations as of the acquisition date also includes $3.3 million of goodwill and $1.6 million of intangible assets that were allocated to a business that we sold in December 2016, as discussed in Note 16. The amount of current assets of discontinued operations acquired shown above is net of costs to sell of $1.1 million.
For the year ended December 31, 2016 we recognized a total of $6.7 million of acquisition costs related to the Furmanite acquisition, which were included in selling, general and administrative expenses in the consolidated statements of operations.
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

Pro forma data
Year Ended December 31,
2016
(unaudited)
Revenues	$1,240,466
Income (loss) from continuing operations attributable to Team shareholders	$(7,497)
Earnings (loss) per share from continuing operations:
Basic	$(0.25)
Diluted	$(0.25)
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
4. RECEIVABLES
A summary of accounts receivable as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Trade accounts receivable	$207,266	$244,133
Unbilled revenues	76,268	69,138
Allowance for doubtful accounts	(15,182)	(11,308)
Total	$268,352	$301,963
The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Balance at beginning of period	$11,308	$7,835	$3,548
Provision for doubtful accounts	11,662	7,097	6,336
Write-off of bad debts	(7,788)	(3,624)	(2,049)
Balance at end of period	$15,182	$11,308	$7,835

5. INVENTORY
A summary of inventory as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$8,448	$8,707
Work in progress	3,900	2,836
Finished goods	36,192	38,160
Total	$48,540	$49,703
6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Land	$6,376	$6,698
Buildings and leasehold improvements	57,006	47,924
Machinery and equipment	269,084	261,343
Furniture and fixtures	10,253	9,405
Capitalized ERP system development costs	46,637	46,637
Computers and computer software	15,826	13,052
Automobiles	4,879	5,070
Construction in progress	6,550	12,613
Total	416,611	402,742
Accumulated depreciation and amortization	(221,817)	(199,523)
Property, plant, and equipment, net	$194,794	$203,219

Included in the table above is a building under capital lease of $5.3 million and accumulated amortization of $0.1 million as of December 31, 2018. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $36.2 million, $35.7 million and $33.5 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,894	$(51,160)	$123,734
Non-compete agreements	5,433	(4,882)	551
Trade names	24,753	(20,594)	4,159
Technology	7,847	(5,187)	2,660
Licenses	851	(583)	268
Total	$213,778	$(82,406)	$131,372

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,226	$(38,712)	$136,514
Non-compete agreements	5,563	(4,509)	1,054
Trade names	24,830	(6,211)	18,619
Technology	7,867	(4,292)	3,575
Licenses	859	(460)	399
Total	$214,345	$(54,184)	$160,161
Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $28.7 million, $16.5 million and $16.1 million, respectively. Amortization expense for current intangible assets is forecast to be approximately $14 million per year in 2019 and 2020 and approximately $13 million per year in 2021, 2022 and 2023. The higher amortization expense in 2018 is primarily due to a change in the estimated useful life of intangible asset associated with the Furmanite trade name. Management determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset was not expected to extend beyond December 31, 2018. In accordance with ASC 350, we accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in incremental amortization expense in 2018 of $12 million. The weighted-average amortization period for intangible assets subject to amortization was 13.5 years as of December 31, 2018. The weighted-average amortization period as of December 31, 2018 is 13.6 years for customer relationships, 4.7 years for non-compete agreements, 14.3 years for trade names, 9.9 years for technology and 10.6 years for licenses.
8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Payroll and other compensation expenses	$47,988	$40,988
Insurance accruals	16,001	15,799
Property, sales and other non-income related taxes	7,271	6,483
Lease commitments	1,145	1,616
Contract liabilities	1,784	6,102
Accrued commission	2,290	1,473
Accrued interest	5,261	5,950
Volume discount	4,322	1,545
Contingent consideration	429	1,246
Professional fees	1,219	1,098
Other	7,598	10,172
Total	$95,308	$92,472

9. INCOME TAXES
For the years ended December 31, 2018, 2017 and 2016, our income tax benefit on the loss from continuing operations reflected an effective tax rate benefit of 33%, 39% and 20%, respectively. Our income tax benefit on continuing operations for the years ended December 31, 2018, 2017 and 2016 was $31.1 million, $53.1 million and $3.1 million, respectively, and includes federal, state and foreign taxes. The components of our tax benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2018:
U.S. Federal	$(3,295)	$(27,670)	$(30,965)
State & local	509	(2,360)	(1,851)
Foreign jurisdictions	3,457	(1,704)	1,753
	$671	$(31,734)	$(31,063)
Twelve months ended December 31, 2017:
U.S. Federal	$6,177	$(62,222)	$(56,045)
State & local	170	(4,819)	(4,649)
Foreign jurisdictions	6,821	795	7,616
	$13,168	$(66,246)	$(53,078)
Twelve months ended December 31, 2016:
U.S. Federal	$(2,048)	$(5,262)	$(7,310)
State & local	(1,338)	206	(1,132)
Foreign jurisdictions	4,529	820	5,349
	$1,143	$(4,236)	$(3,093)
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Domestic	$(90,822)	$(149,045)	$(25,488)
Foreign	(3,387)	11,512	9,830
	$(94,209)	$(137,533)	$(15,658)

The income tax benefit attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate (21% in 2018, 35% in 2017 and 2016) to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Pre-tax loss from continuing operations	$(94,209)	$(137,533)	$(15,658)
Computed income taxes at statutory rate	(19,784)	(48,136)	(5,481)
State income taxes, net of federal benefit	(2,360)	(4,709)	(713)
Foreign tax rate differential	(52)	(642)	(707)
Deferred taxes on investment in foreign subsidiaries	(7,284)	(17,079)	1,777
Non-deductible expenses	686	1,030	871
Foreign tax credits	—	(17,445)	(2,302)
Other tax credits	(1,995)	(631)	(1,033)
Deemed repatriation tax	(1,751)	24,374	—
Goodwill impairment	—	19,442	—
Dividend from foreign subsidiaries	—	—	2,021
Valuation allowance	2,923	1,249	1,986
Rate change	81	(17,360)	—
Other	(1,527)	6,829	488
Total benefit for income tax on continuing operations	$(31,063)	$(53,078)	$(3,093)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued compensation and benefits	$10,463	$9,810
Receivables	3,096	2,381
Inventory	422	873
Stock options	1,101	738
Foreign currency translation and other equity adjustments	—	2,945
Other accrued liabilities	2,058	3,066
Tax credit carry forward	1,920	2,588
Net operating loss carry forwards	48,732	35,185
Other	5,925	2,066
Deferred tax assets	73,717	59,652
Less: Valuation allowance	(10,549)	(6,479)
Deferred tax assets, net	63,168	53,173
Deferred tax liabilities:
Property, plant and equipment	(22,429)	(20,918)
Goodwill and intangible costs	(23,210)	(27,762)
Unremitted earnings of foreign subsidiaries	(5,375)	(13,795)
Convertible debt	(7,055)	(3,622)
Other	(3,553)	(677)
Deferred tax liabilities	(61,622)	(66,774)
Net deferred tax asset (liability)	$1,546	$(13,601)
As of December 31, 2018, we had a valuation allowance of $10.5 million to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates primarily to deferred tax assets on foreign and state net operating loss carry forwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
At December 31, 2018, we had net operating loss carry forwards for U.S. federal income tax purposes of $132.3 million. Of this amount, $94.7 million expires in 2036 and 2037 and $37.6 million has an indefinite carry forward period. These carry forwards are available, subject to certain limitations, to offset future taxable income. Additionally, total federal net operating losses of $13.6 million will be carried back to prior years. Further, we have state net operating loss carry forwards of $92.0 million with $77.1 million expiring various dates through 2038 and $14.9 million with an indefinite carry forward period.
In addition, as of December 31, 2018, we have an alternative minimum tax credit carry forwards of approximately $2.4 million which, under the 2017 Tax Act, can be used to offset regular income tax in future periods, or is refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021). Also, at December 31, 2018, there are research and development credit carry forwards of $1.2 million.
As of December 31, 2018, we had foreign net operating loss carry forwards totaling $41.1 million that were expected to be realized in the future periods. A total of $24.9 million has an unlimited carry forward period and will therefore not expire.
At December 31, 2018, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2018, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $5.4 million.
At December 31, 2018, we have established liabilities for uncertain tax positions of $2.2 million, inclusive of interest and penalties. To the extent these uncertainties are ultimately resolved favorably, the resulting reduction of recorded liabilities would have an effect on our effective tax rate. In accordance with ASC 740-10, our policy is to recognize interest and penalties related to unrecognized tax benefits through the tax provision.
We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2015. The IRS audits for the tax years ended May 31, 2015 and December 31, 2015 have been completed as of December 31, 2018, and the final audit adjustment recorded was not material. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make certain subjective assumptions and judgments regarding our tax positions that may have a material effect on our results of operations, financial position or cash flows. We believe, however, that there is appropriate support for the income tax positions taken, and to be taken, on our returns, and that our accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
Set forth below is a reconciliation of the changes in our unrecognized tax benefits associated with uncertain tax positions (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Balance at beginning of year	$1,159	$858	$539
Acquisition of Furmanite uncertain tax positions	—	—	660
Additions based on current year tax positions	—	—	464
Additions based on tax positions related to prior years	1,478	301	96
Reductions based on tax positions related to prior years	(416)	—	(564)
Settlements	—	—	(337)
Balance at end of year	$2,221	$1,159	$858
The estimated amount of liabilities recorded for uncertain tax positions that we believe will be effectively settled within the next twelve months is immaterial.
The 2017 Tax Act and SAB 118 Provisional Estimates
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other changes.
Due to the complexities involved in accounting for the 2017 Tax Act, the SEC issued SAB 118, which requires that companies include in their financial statements estimates of the impact of the 2017 Tax Act to the extent such estimates have been determined. Accordingly, the Company recorded the following estimates of the tax impact of the new law in its statement of operations for the year ended December 31, 2017:

a)
The Company accrued an estimate of $8.4 million of tax benefit (net of applicable foreign tax credits) for the 2017 Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986. The Company has elected to pay the transition tax in installments over the period of eight years, pursuant to the guidance of the new Internal Revenue Code Section 965, however in 2019 the Company will utilize available tax credits to fully offset remaining balance of the one-time transition tax liability.

b)	The Company accrued $17.4 million of provisional tax benefit related to the net change in deferred tax balances stemming from the 2017 Tax Act’s reduction of the U.S. federal income tax rate,

c)	The Company recorded an estimate of the state tax impact of the 2017 Tax Act, based on the current law in the states in the U.S. in which it operates, and

d)
The Company calculated an estimate of the effect on certain deferred tax assets and liabilities of the Company related to the 2017 Tax Act’s revised rules regarding certain incentive-based compensation tax deductions under Internal Revenue Code Section 162(m).

Pursuant to the SAB 118, the company was allowed a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. During the year ended December 31, 2018, the Company finalized the recording of the impacts of the 2017 Tax Act and recorded an income tax benefit of $1.8 million, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. In 2019, we will amend the one-time transition tax to include tax credits to offset the remainder of the tax liability on the transition tax. As a result of the final calculation of the transition tax liability, the Company also recorded an adjustment to the deferred tax liability associated with investments in foreign subsidiaries.
Effective January 1, 2018, the Company is subject to GILTI for earnings and profits of its foreign subsidiaries as well as BEAT for certain tax payments between a U.S. corporation and its subsidiaries. As of December 31, 2018, the Company had no tax liabilities relating to GILTI or BEAT tax.
10. LONG-TERM DEBT, LEASES, DERIVATIVES AND LETTERS OF CREDIT
As of December 31, 2018 and 2017, our long-term debt and capital lease obligations are summarized as follows (in thousands):

	December 31,
	2018	2017

Credit Facility	$156,843	$177,857
Convertible debt[1]	195,184	209,892
Capital lease obligations	5,356	—
Total long-term debt and capital lease obligations	357,383	387,749
Less: current portion of long-term debt and capital lease obligations	569	—
Total long-term debt and capital lease obligations, less current portion	$356,814	$387,749
_________________

1	Comprised of principal amount outstanding plus embedded derivative liability (if any), less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future maturities of long-term debt, excluding capital leases, are as follows (in thousands):

December 31
2019	$—
2020	156,843
2021	—
2022	—
2023	230,000
Thereafter	—
Total	$386,843

For information on our capital lease obligations, see the Lease Obligations section below.

Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300.0 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures on July 7, 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at December 31, 2018) and has commitment fees on unused borrowing capacity (0.50% at December 31, 2018). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.

The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of December 31, 2018 and each quarter thereafter through June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.25 to 1.00 as of December 31, 2018 and not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of December 31, 2018, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.56 to 1.00 and 2.90 to 1.00, respectively, as of December 31, 2018. At December 31, 2018, we had $18.3 million of cash on hand and approximately $66 million of available borrowing capacity through our Credit Facility. In connection with the repayment in full of the outstanding term-loan portion of our Credit Facility of $160.0 million on July 31, 2017 and the reduction in capacity of the revolving portion of the Credit Facility, we recorded a loss of $1.2 million during the third quarter of 2017 associated with the write-off of a portion of the debt issuance costs associated with the Credit Facility. As of December 31, 2018, we had $1.8 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.8 million at December 31, 2018 and $22.5 million at December 31, 2017. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The Notes are initially convertible into 10,599,067 shares of common stock. Previously, because the Notes could be convertible in full into more than 19.99 percent of our outstanding common stock, we were required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes could converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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

Accounting Treatment of the Notes

As of December 31, 2018 and 2017, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

	December 31,
	2018	2017
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(5,834)	(6,820)
Unamortized discount	(28,982)	(33,882)
Net carrying amount of the liability component	195,184	189,298
Embedded derivative liability[1]	—	20,594
Total[2]	$195,184	$209,892

Equity component:
Carrying amount of the equity component, net of issuance costs[3]	$13,912	$13,912
_________________

1
The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed further below. It is excluded from the table above as of December 31, 2018.

2    Included in the Long-term debt line of the consolidated balance sheets.
3    Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the consolidated balance sheets.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. Unless an exception under ASC 815-15 applies, such accounting requires that an embedded feature that is not “clearly and closely related” to the host contract be accounted for separately as a derivative and marked to fair value in the statement of operations each period. The Company concluded that the conversion feature is not “clearly and closely related” to the debt host contract. However, ASC 815-15 provides an exception for embedded features that are considered both indexed to our common stock and classified in stockholders’ equity. Because the Notes permit the Company to settle the conversion feature in cash, stock or any combination thereof at its election, ordinarily the conversion feature would be considered both indexed to our common stock and classified in stockholders’ equity and therefore exempt from the requirements of ASC 815-15. However, because the Notes could be convertible into more than 19.99 percent of our outstanding common stock and shareholder approval in accordance with the NYSE rules (as described above) to issue more than 19.99 percent of our outstanding common stock had not yet been obtained at the time the Notes were issued, the Company could have been required to settle the conversion feature for a portion of the Notes in cash instead of shares. Therefore, the conversion feature for a portion of the Notes could not be classified in stockholders’ equity and therefore the exception under ASC 815-15 did not apply. As such, the Company concluded that for a portion of the Notes, it must recognize as an embedded derivative under ASC 815-15 while the remainder of the Notes are subject to ASC 470-20.
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As noted above, we were required to obtain stockholder approval to issue more than 5,964,858 shares of stock to settle the Notes upon conversion. Therefore, approximately 40% of the maximum number of shares were authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60% would be required to be settled in cash. The Company thus concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes are subject to ASC 470-20.
As a result of obtaining shareholder approval for the issuance of shares of common stock upon conversion of the Notes, the embedded derivative meets the criteria to be classified in stockholders’ equity, effective on the date of shareholder approval. Accordingly, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the consolidated statements of operations were $24.8 million for the twelve months ended December 31, 2018 (incurred in the first and second quarters of 2018). Gains on the embedded derivative liability recognized in the consolidated statements of operations were $0.8 million for the twelve months ended December 31, 2017.
We estimated the fair value of similar notes without the conversion feature to be $194.2 million, with the resulting conversion feature having an estimated fair value of $35.8 million at the issuance date. For the portion of the Notes subject to ASC 815-15, we recorded an embedded derivative liability at fair value of $21.4 million and for the portion of the Notes subject to ASC 470-20, we recorded $14.4 million as additional paid-in capital in stockholders’ equity. The fair values recorded are “Level 2” measurements as defined in Note 11. The difference between the principal amount of the Notes and the amounts allocated to the embedded derivative liability and additional paid-in capital resulted in a debt discount of $35.8 million that is amortized as interest expense over 72 months (the six-year period from issuance to maturity of the Notes).
The Company incurred approximately $7.7 million in issuance costs associated with the Notes. Issuance costs of $7.2 million were allocated as a reduction of the carrying amount of the debt while the remaining $0.5 million were allocated as a reduction to additional paid-in capital in stockholders’ equity. The portion allocated to the debt component is being amortized over the life of the debt. As of December 31, 2018, the remaining amortization period is 55 months.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Twelve Months Ended December 31,
	2018	2017

Coupon interest	$11,500	$4,823
Amortization of debt discount and issuance costs	5,886	2,310
Total interest expense on convertible senior notes	$17,386	$7,133

Effective interest rate	9.12%	9.12%
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At December 31, 2018 the €12.3 million borrowing had a U.S. Dollar value of $14.1 million.
As discussed above, we previously recorded an embedded derivative liability for a portion of the Notes. In accordance with ASC 815-15, the embedded derivative instrument was recorded at fair value each period with changes in fair value reflected in our results of operations. No hedge accounting was applied. As a result of obtaining shareholder approval for the issuance of shares upon conversion of the Notes, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 11 for more information on the fair value measurement of the embedded derivative liability.

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2018	2017	2016	2018	2017	2016
Derivatives Classified as Hedging Instruments
Net investment hedge	$658	$(1,802)	481	$—	$—	$—

	Gain (Loss) Recognized in Income (Loss)[1]
	Twelve Months Ended December 31,
	2018	2017	2016
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	$(24,783)	$818	$—

_________________
1    Reflected as “Loss (gain) on convertible debt embedded derivative” in the consolidated statements of operations.

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	December 31, 2018			December 31, 2017

	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,904)	Liability	Long-term debt	$(3,246)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$—	Liability	Long-term debt	$20,594

Lease Obligations
We enter into operating and capital leases to rent facilities and obtain vehicles and equipment for our field operations. Our obligations under non-cancellable operating and capital leases at December 31, 2018, primarily consisting of facility and auto leases, are as follows (in thousands):

Twelve Months Ended December 31,
	Operating	Capital
2019	$23,315	$583
2020	16,858	500
2021	12,577	504
2022	9,873	524
2023	7,846	525
Thereafter	23,224	5,631
Total minimum lease payments	$93,693	$8,267
Less amounts representing interest		(2,911)
Present value of future minimum lease payments		$5,356
Total rent expense resulting from operating leases for the years ended December 31, 2018, 2017 and 2016 were $44.9 million, $47.7 million and $40.0 million, respectively.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$429	$429
Net investment hedge	$—	$(3,904)	$—	$(3,904)
Embedded derivative in convertible debt[2]	$—	$—	$—	$—

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$1,712	$1,712
Net investment hedge	$—	$(3,246)	$—	$(3,246)
Embedded derivative in convertible debt[2]	$—	$20,594	$—	$20,594
__________________________

1	Inclusive of both current and noncurrent portions.

2	The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed in Note 10.
There were no transfers in and out of Level 3 during the years ended December 31, 2018 and 2017.
The fair value of the convertible debt embedded derivative liability was estimated using a lattice model with inputs including our stock price, our stock price volatility and interest rates. As the assumptions used in the valuation are primarily derived from observable market data, the fair value measurement is classified as Level 2 in the fair value hierarchy. See Note 10 for more information on the embedded derivative liability.
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
The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Beginning balance	$1,712	$3,739
Accretion of liability	39	222
Foreign currency effects	(14)	203
Payment	(1,106)	(1,278)
Revaluation	(202)	(1,174)
Ending balance	$429	$1,712

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2018, there were approximately 1.5 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2016, our shareholders approved the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”), which replaced all of our previous equity compensation plans. The 2016 Plan authorized the issuance of share-based awards representing up to 2,000,000 shares of common stock. In May 2018, our shareholders approved the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”), which replaced the 2016 Plan. The 2018 Plan authorizes the issuance of share-based awards representing up to 450,000 shares of common stock, plus the number of shares remaining available for issuance under the 2016 Plan, plus the number of shares subject to outstanding awards under specified prior plans that may become available for reissuance in certain circumstances. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.

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
Compensation expense related to share-based compensation totaled $12.3 million, $7.9 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At December 31, 2018, $18.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.4 years. The recognized income tax benefit totaled $2.5 million, $0.9 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $7.9 million, $7.1 million, $7.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Transactions involving our stock units and director stock grants for the twelve months ended December 31, 2018 are summarized below:

	Twelve Months Ended December 31, 2018
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	854	$21.42
Changes during the year:
Granted	370	$18.09
Vested and settled	(291)	$24.76
Cancelled	(77)	$21.37
Stock and stock units, end of year	856	$18.79
The weighted-average grant date fair value related to stock units and director stock grants during the years ended December 31, 2017 and 2016 were $13.64 and $34.23, respectively. The intrinsic value of stock units and director stock grants vested during the years ended December 31, 2018, 2017 and 2016 were $4.8 million, $3.0 million and $4.9 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2017 (the “2017 Awards”) and in 2018 (the “2018 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2017 Awards, the performance goal is separated into three independent performance factors based on (i) relative total shareholder return (“RTSR”) as measured against a designated peer group, (ii) RTSR as measured against a designated index and (iii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the “target awards” for the first two performance factors and ranging from 0% to 300% of the “target awards” for the third performance factor. For the 2018 Awards, the performance goal is separated into two independent performance factors based on (i) RTSR as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors.

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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense (credit) related to performance awards totaled $4.3 million, $0.8 million and $(0.4) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Transactions involving our performance awards during the twelve months ended December 31, 2018 are summarized below:

	Twelve Months Ended December 31, 2018
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	45	$17.66	84	$25.76
Changes during the period:
Granted	465	$14.24	115	$15.00
Vested and settled	—	$—	(15)	$13.45
Cancelled	(15)	$16.78	(39)	$27.95
Performance stock units, end of period	495	$14.47	145	$17.88
__________________________

1	Performance units with variable payouts are shown at target level of performance.

The weighted-average grant date fair value related to performance stock units during the year ended December 31, 2017 was $19.68. No performance stock units were granted during the year ended December 31, 2016. The intrinsic value of performance stock unit awards vested during the years ended December 31, 2018, 2017 and 2016 were $0.3 million, zero and $0.4 million, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the year ended December 31, 2018, less than $0.1 million of expense for the year ended December 31, 2017, and $0.2 million for the year ended December 31, 2016. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
Transactions involving our stock options for the twelve months ended December 31, 2018 are summarized below:

	Twelve Months Ended December 31, 2018
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of year	79	$31.94
Changes during the year:
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	(27)	$30.75
Shares under option, end of year	52	$32.56
Exercisable at end of year	52	$32.56

No stock options were granted during the years ended December 31, 2018, 2017 and 2016. Options exercisable at December 31, 2018 had a weighted-average remaining contractual life of 3.5 years, and exercise prices ranging from $21.12 to $50.47. The intrinsic value of stock option awards exercised was insignificant for the years ended December 31, 2018 and 2017, but was $1.6 million for the year ended December 31, 2016.

13. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the years ended December 31, 2018, 2017, and 2016 were approximately $11.0 million, $10.4 million, $7.1 million, respectively.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represented approximately one percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost (credit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan. In connection with the sale of the Company’s Norwegian operations in 2018, all assets and liabilities associated with the Norwegian Plan were transferred to the buyer.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2018. Estimated defined benefit pension plan contributions for 2019 are expected to be approximately $2.3 million.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 2.8% as of December 31, 2018. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 3.3% for 2019 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016[1]
Service cost	$77	$90	79
Interest cost	2,303	2,438	2,504
Expected return on plan assets	(3,720)	(3,110)	(2,577)
Amortization of net actuarial (gain) loss	(78)	71	—
Net periodic pension cost (credit)	$(1,418)	$(511)	6
______________
1    Reflects net pension cost from the date of the Furmanite acquisition.

The weighted-average assumptions used to determine benefit obligations at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Discount rate	2.8%	2.5%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.2%	3.1%
______________
1    Not applicable due to plan curtailment.
The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2018 and 2017 are as follows:

	Twelve Months Ended December 31,
	2018	2017
Discount rate	2.5%	2.7%
Expected long-term return on plan assets	4.7%	4.5%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.3%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2019 is determined based on the weighted average of expected returns on asset investment categories as follows: 3.3% overall, 5.8% for equities and 2.7% for debt securities.

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Projected benefit obligation:
Beginning of year	$96,875	$89,206
Service cost	77	90
Interest cost	2,303	2,438
Actuarial (gain) loss	(4,347)	890
Benefits paid	(4,539)	(4,187)
Prior service cost	669	—
Disposal of Norwegian Plan	(1,075)	—
Foreign currency translation adjustment and other	(5,404)	8,438
End of year	84,559	96,875
Fair value of plan assets:
Beginning of year	81,899	67,967
Actual gain (loss) on plan assets	(462)	7,383
Employer contributions	2,404	4,350
Benefits paid	(4,539)	(4,187)
Disposal of Norwegian Plan	(983)	—
Foreign currency translation adjustment and other	(4,700)	6,386
End of year	73,619	81,899
Excess projected obligation under (over) fair value of plan assets at end of year	$(10,940)	$(14,976)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(7,190)	$(7,221)
Prior service cost	(669)	—
Total	$(7,859)	$(7,221)
Significant changes affecting pension benefit obligations in 2018 compared to 2017 primarily includes actuarial gains in 2018 versus actuarial losses in 2017 due to changes in market conditions that affect the financial assumptions used to value liabilities as well as foreign currency translation adjustments due to the strengthening of the U.S. Dollar versus the British Pound in 2018. The accumulated benefit obligation for the U.K. Plan was $84.6 million and $95.6 million at December 31, 2018 and 2017, respectively.
At December 31, 2018, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2019	$3,403
2020	3,536
2021	3,752
2022	3,926
2023	3,811
2024-2028	22,475
Total	$40,903

The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2018 and 2017 (in thousands):

December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$1,119	$1,119	$—	$—
Equity securities:
Diversified growth fund (h)	12,330	—	12,330	—
Global equity fund (o)	1,835	—	1,835	—
Fixed income securities:
U.K. government fixed income securities (k)	18,048	—	18,048	—
U.K. government index-linked securities (l)	14,245	—	14,245	—
Global absolute return bond fund (m)	18,570	—	18,570	—
Corporate bonds (n)	7,472	—	7,472	—
Total	$73,619	$1,119	$72,500	$—

December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$651	$651	$—	$—
Equity securities:
U.K. equity (b)	17,809	—	17,809	—
U.S. equity index (c)	4,370	—	4,370	—
European equity index (d)	4,378	—	4,378	—
Pacific rim equity index (e)	3,506	—	3,506	—
Japanese equity index (f)	2,733	—	2,733	—
Emerging markets equity index (g)	2,785	—	2,785	—
Diversified growth fund (h)	17,296	—	17,296	—
Global absolute return fund (i)	6,534	—	6,534	—
Fixed income securities:
Cash fund (j)	5,315	—	5,315	—
U.K. government fixed income securities (k)	6,494	—	6,494	—
U.K. government index-linked securities (l)	8,934	—	8,934	—
Total	$80,805	$651	$80,154	$—
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

k)	This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (gilts) that have maturity periods ranging from 2030 to 2060.

l)
This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2022 to 2062. The funds invest in U.K. government bonds and derivatives.

m)
This category includes investments in funds predominantly in a wide range of fixed and floating rate investment grade and below investment grade debt instruments traded on regulated markets worldwide with the objective to achieve a return of 3% above 1 month LIBOR over a 3-year basis.

n)	This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns.

o)	This category includes investments in a diversified portfolio of equity, bonds, money markets, alternatives and credit markets to achieve a return with downside protection through monthly put options.
Investment objectives for the U.K. Plan, as of December 31, 2018, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 27.5% (range of 25% to 30%) for equity securities/diversified growth funds and 72.5% (range of 70% to 75%) for debt securities. During 2018, the U.K. Plan changed its asset allocation and target asset allocations to reduce investment strategy risk from equity to debt securities. Diversified growth funds are actively managed absolute return funds that hold a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2018 and 2017 by asset category:

	Asset Allocations		Target Asset Allocations
	2018	2017	2018	2017
Equity securities and diversified growth funds[1]	19.2%	73.5%	27.5%	65.0%
Debt securities[2]	79.2%	25.7%	72.5%	35.0%
Other	1.5%	0.8%	—%	—%
Total	100%	100%	100%	100%
______________________________

1	Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.

2	Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

14. COMMITMENTS AND CONTINGENCIES
Con Ed Matter. We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of December 31, 2018, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Patent Infringement Matters. In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In late 2018 and early 2019, Quest Integrity settled with two of the three defendants and has appealed the ruling in the Delaware Case with the remaining defendant.
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

15. SEGMENT AND GEOGRAPHIC DISCLOSURES
ASC 280, Segment Reporting, requires we disclose certain information about our operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: IHT, MS Group and Quest Integrity Group. Furmanite, which we acquired in the first quarter of 2016 (see Note 3), is included in the MS segment, except that Furmanite’s corporate-related activities are included within corporate and shared support services in the tables below. Discontinued operations are not allocated to the segments.
In July 2018, we announced an organizational restructuring and certain new leadership appointments. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for value positioning and pricing, standardization of best practices, technical training and program development, and technology innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, will be responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making by our chief operating decision maker continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.
Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Revenues:
IHT	$617,378	$588,441	$589,478
MS	532,365	529,973	539,627
Quest Integrity	97,186	81,797	67,591
Total	$1,246,929	$1,200,211	$1,196,696

	Twelve Months Ended December 31,
	2018	2017	2016
Operating income (loss):
IHT[1]	$37,329	$11,128	$43,367
MS1	6,323	(33,993)	27,283
Quest Integrity	20,138	12,337	4,780
Corporate and shared support services	(102,751)	(104,582)	(78,548)
Total	$(38,961)	$(115,110)	$(3,118)
______________

1	Includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively, for the year ended December 31, 2017.

	Twelve Months Ended December 31,
	2018	2017	2016
Capital expenditures[1]:
IHT	$7,643	$10,505	$8,803
MS	11,141	17,791	15,077
Quest Integrity	3,526	3,316	2,007
Corporate and shared support services	3,621	5,186	19,956
Total	$25,931	$36,798	$45,843
______________

1	Excludes capital leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2018	2017	2016
Depreciation and amortization:
IHT	$18,810	$19,279	$19,853
MS	36,177	23,412	21,387
Quest Integrity	4,285	4,423	5,323
Corporate and shared support services	5,590	5,029	2,110
Total	$64,862	$52,143	$48,673
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2018, 2017 and 2016 and our total long-lived assets as of December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2018
United States	$908,382	$298,567
Canada	139,900	4,165
Europe	126,142	20,224
Other foreign countries	72,505	3,210
Total	$1,246,929	$326,166
Twelve months ended December 31, 2017
United States	$871,367	$330,909
Canada	134,256	5,377
Europe	119,603	22,480
Other foreign countries	74,985	4,614
Total	$1,200,211	$363,380
Twelve months ended December 31, 2016
United States	$889,967	$348,123
Canada	128,122	5,901
Europe	108,720	20,249
Other foreign countries	69,887	4,962
Total	$1,196,696	$379,235
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

16. DISCONTINUED OPERATIONS
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
We concluded that this business qualified as a discontinued operation upon its acquisition under GAAP. Therefore, we classified the operating results as discontinued operations in our consolidated statements of operations. Discontinued operations does not include any allocation of corporate overhead expense or interest expense. For information about the assets and liabilities of discontinued operations acquired in the Furmanite acquisition, see Note 3.
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

17. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2018, 2017 and 2016 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
OneTEAM Program
Severance and related costs
IHT	$2,995	$—	$—
MS	2,514	—	—
Quest Integrity	418	—	—
Corporate and shared support services	800	—	—
Subtotal	6,727	—	—

2017 Cost Savings Initiative
Severance and related costs
IHT	—	966	—
MS	—	1,622	—
Quest Integrity	—	428	—
Corporate and shared support services	—	864	—
Subtotal	—	3,880	—

Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
MS	—	(173)	4,862
Disposal (gain)/impairment loss
MS	—	(1,056)	651
Subtotal	—	(1,229)	5,513
Grand total	$6,727	$2,651	$5,513

OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and entered in the deployment phase starting in the second quarter of 2018. As part of the OneTEAM Program, we have decided to eliminate certain employee positions. For the twelve months ended December 31, 2018, we have incurred severance charges of $6.7 million, which is also the amount we have incurred cumulatively to date. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. We expect that the OneTEAM Program will be largely completed in the first half of 2019.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Twelve Months Ended December 31, 2018
Balance, beginning of period	$—
Charges	6,727
Payments	(4,444)
Balance, end of period	$2,283

2017 Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure due to a continuation of weak market conditions. This initiative was completed in the latter part of 2017. No costs or expenses were recognized in the consolidated statements of operations for this initiative during the twelve months ended December 31, 2018. The resulting severance and related charges of this initiative, which were generally recorded in the third and fourth quarters of 2017, amounted to $3.9 million during the year ended December 31, 2017. This is also the amount we have incurred cumulatively to date. Most of these expenses were paid in cash in 2017.

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

A rollforward of our accrued severance liability associated with the Belgium and Netherlands exit is presented below (in thousands):

Twelve Months Ended December 31, 2017
Balance, beginning of period	$4,846
Charges (credits), net	(173)
Payments	(3,144)
Disposal	(1,601)
Foreign currency adjustments	72
Balance, end of period	$—

With respect to these exit activities, to date we have incurred cumulatively $4.7 million of severance-related costs and an impairment loss on property, plant and equipment of $0.7 million, partially offset by a disposal gain of $1.1 million.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2018					Twelve Months Ended December 31, 2017
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)	$(31,973)	$5,048	$(10,518)	$8,443	$(29,000)
Other comprehensive income (loss)	(9,241)	658	(638)	(3,045)	(12,266)	10,607	(1,802)	3,297	(2,898)	9,204
Adoption of new accounting principle	—	—	—	(2,330)	(2,330)	—	—	—	—	—
Balance at end of year	$(30,607)	$3,904	$(7,859)	$170	$(34,392)	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2018			2017			2016
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(9,241)	$(2,923)	$(12,164)	$10,607	$(2,919)	$7,688	$(3,849)	$1,351	$(2,498)
Foreign currency hedge	658	(162)	496	(1,802)	688	(1,114)	481	(181)	300
Defined benefit pension plans	(638)	40	(598)	3,297	(667)	2,630	(10,518)	2,090	(8,428)
Total	$(9,221)	$(3,045)	$(12,266)	$12,102	$(2,898)	$9,204	$(13,886)	$3,260	$(10,626)

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
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million (less $13.3 million repurchased previously). During year ended May 31, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital, and a $19.4 million reduction to retained earnings. No shares were repurchased during the years ended December 31, 2018 and 2017. At December 31, 2018, $7.9 million remained available to repurchase shares under the stock repurchase plan.
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

20. QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$302,385	$343,889	$290,856	$309,799	$1,246,929
Gross margin	$75,534	$97,182	$70,139	$85,401	$328,256
Operating income (loss)	$(14,125)	$1,799	$(19,694)	$(6,941)	$(38,961)
Income (loss) from continuing operations[1]	$(12,264)	$(31,341)	$(23,526)	$3,985	$(63,146)
Net income (loss)[1]	$(12,264)	$(31,341)	$(23,526)	$3,985	$(63,146)
Basic earnings (loss) per share:
Continuing operations[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Net income (loss)[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Diluted earnings (loss) per share:
Continuing operations[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Net income (loss)[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$286,554	$312,256	$285,067	$316,334	$1,200,211
Gross margin	$74,804	$84,643	$68,941	$81,611	$309,999
Operating loss[2]	$(12,088)	$(6,693)	$(94,116)	$(2,213)	$(115,110)
Income (loss) from continuing operations[1]	$(9,508)	$(11,086)	$(83,528)	$19,667	$(84,455)
Net income (loss)[1]	$(9,508)	$(11,086)	$(83,528)	$19,667	$(84,455)
Basic earnings (loss) per share:
Continuing operations[1]	$(0.32)	$(0.37)	$(2.80)	$0.66	$(2.83)
Net income (loss)[1]	$(0.32)	$(0.37)	$(2.80)	$0.66	$(2.83)
Diluted earnings (loss) per share:
Continuing operations[1]	$(0.32)	$(0.37)	$(2.80)	$0.66	$(2.83)
Net income (loss)[1]	$(0.32)	$(0.37)	$(2.80)	$0.66	$(2.83)
_____________

1
Income (loss) from continuing operations, net income (loss) and the related earnings (loss) per share amounts for each of the quarters in 2018 and the fourth quarter of 2017 are revised from those originally reported to correct errors in income tax expense (benefit) associated with the measurement of valuation allowances on deferred tax assets. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.

2	Includes a goodwill impairment loss of $75.2 million in the third quarter of 2017.

FIVE YEAR COMPARISON
In November 2015, we announced we would change our fiscal year end to December 31 of each calendar year from May 31. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2015 to December 31, 2015.
The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (in thousands, except per share data).

	Years Ended December 31,			Seven Months Ended December 31,	Years Ended May 31,
	2018	2017 (1)	2016 (2)	2015 (3)	2015	2014
Statements of operations data:
Revenues	$1,246,929	$1,200,211	$1,196,696	$571,718	$842,047	$749,527
Operating income (loss)	$(38,961)	$(115,110)	$(3,118)	$19,162	$68,465	$53,421
Income (loss) from continuing operations	$(63,146)	$(84,455)	$(12,565)	$8,878	$40,497	$30,149
Net income (loss) attributable to Team shareholders	$(63,146)	$(84,455)	$(12,676)	$8,878	$40,070	$29,855
Basic earnings (loss) per share:
Continuing operations	$(2.10)	$(2.83)	$(0.45)	$0.43	$1.95	$1.46
Net income (loss)	$(2.10)	$(2.83)	$(0.45)	$0.43	$1.95	$1.46
Diluted earnings (loss) per share:
Continuing operations	$(2.10)	$(2.83)	$(0.45)	$0.41	$1.85	$1.40
Net income (loss)	$(2.10)	$(2.83)	$(0.45)	$0.41	$1.85	$1.40
Weighted-average shares outstanding
Basic	30,031	29,849	28,095	20,852	20,500	20,439
Diluted	30,031	29,849	28,095	21,425	21,651	21,285
Balance sheet data:
Total assets	$977,821	$1,055,835	$1,147,418	$798,991	$523,833	$484,941
Long-term debt and other long-term liabilities	$380,770	$430,877	$464,060	$368,685	$97,234	$92,753
Stockholders’ equity	$457,100	$477,174	$535,637	$338,146	$335,375	$317,045
Working capital	$215,005	$249,276	$253,636	$222,399	$197,472	$173,671
Noncontrolling interest	$—	$—	$—	$—	$6,034	$5,678
Other financial data:
Depreciation and amortization	$64,862	$52,143	$48,673	$19,426	$22,787	$21,468
Goodwill impairment loss	$—	$75,241	$—	$—	$—	$—
Share-based compensation	$12,256	$7,876	$7,313	$3,469	$4,838	$4,239
Capital expenditures[4]	$25,931	$36,798	$45,843	$25,802	$28,769	$33,016
_________________

1	As revised. See Note 1 to the consolidated financial statements for additional information.

2
Effective February 29, 2016, the Company acquired Furmanite Corporation for a purchase price of $282.3 million, consisting of $209.5 million of common stock, $2.0 million of converted share-based payment awards and $70.8 million of cash.

3
Effective July 7, 2015, the Company acquired Qualspec Group LLC for a purchase price of $255.5 million, consisting of $4.0 million cash, $265.0 million of other assets and $13.5 million in current and long-term liabilities.

4	Excludes capital leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.