Form 10-Q
period 2019-03-31
TEAM INC
filed 2019-05-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.30 par value	TISI	New York Stock Exchange

The Registrant had 30,247,792 shares of common stock, par value $0.30, outstanding as of May 2, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,084	$18,288
Receivables, net of allowance of $14,483 and $15,182	244,306	268,352
Inventory	49,501	48,540
Income tax receivable	5	331
Prepaid expenses and other current assets	24,532	19,445
Total current assets	333,428	354,956
Property, plant and equipment, net	192,567	194,794
Intangible assets, net of accumulated amortization of $86,060 and $82,406	127,701	131,372
Operating lease right-of-use assets	67,651	—
Goodwill	281,655	281,650
Other assets, net	7,079	7,397
Deferred income taxes	8,035	7,652
Total assets	$1,018,116	$977,821
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	292	569
Current portion of operating lease obligations	17,667	—
Accounts payable	48,631	44,074
Other accrued liabilities	86,124	95,308
Total current liabilities	152,714	139,951
Deferred income taxes	5,712	6,106
Long-term debt and finance lease obligations	354,503	356,814
Operating lease obligations	54,951	—
Defined benefit pension liability	10,596	10,940
Other long-term liabilities	3,423	6,910
Total liabilities	581,899	520,721
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,247,162 and 30,184,330 shares issued, respectively	9,072	9,053
Additional paid-in capital	403,063	400,989
Retained earnings	56,455	81,450
Accumulated other comprehensive loss	(32,373)	(34,392)
Total equity	436,217	457,100
Total liabilities and equity	$1,018,116	$977,821

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
		(Revised)
Revenues	$269,599	$302,385
Operating expenses	203,652	226,851
Gross margin	65,947	75,534
Selling, general and administrative expenses	82,267	89,659
Restructuring and other related charges, net	208	—
Operating loss	(16,528)	(14,125)
Interest expense, net	7,425	7,597
Gain on convertible debt embedded derivative (see Note 8)	—	(4,547)
Other (income) expense, net	(58)	47
Loss before income taxes	(23,895)	(17,222)
Less: Provision (benefit) for income taxes	333	(4,958)
Net loss	$(24,228)	$(12,264)

Loss per common share:
Basic	$(0.80)	$(0.41)
Diluted	$(0.80)	$(0.41)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2019	2018
		(Revised)
Net loss	$(24,228)	$(12,264)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	1,809	(126)
Foreign currency hedge	279	(421)
Other comprehensive income (loss), before tax	2,088	(547)
Tax (provision) benefit attributable to other comprehensive income (loss)	(69)	230
Other comprehensive income (loss), net of tax	2,019	(317)
Total comprehensive loss	$(22,209)	$(12,581)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2019	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Vesting of stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217

Balance at January 1, 2018	29,953	$8,984	$352,500	$135,486	$(19,796)	$477,174
Adoption of new accounting principle	—	—	—	6,780	—	6,780
Net loss	—	—	—	(12,264)	—	(12,264)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2)	(2)
Foreign currency hedge, net of tax	—	—	—	—	(315)	(315)
Non-cash compensation	—	—	2,420	—	—	2,420
Vesting of stock awards	34	10	(235)	—	—	(225)
Balance at March 31, 2018	29,987	$8,994	$354,685	$130,002	$(20,113)	$473,568

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:		(Revised)
Net loss	$(24,228)	$(12,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,271	16,455
Amortization of deferred loan costs and debt discount	1,860	1,668
Provision for doubtful accounts	637	2,422
Foreign currency (gain) loss	(87)	412
Deferred income taxes	(771)	(7,225)
Loss on asset disposal	140	44
Gain on convertible debt embedded derivative	—	(4,547)
Non-cash compensation cost	2,434	2,420
Other, net	(567)	(1,025)
(Increase) decrease:
Receivables	24,060	11,674
Inventory	(850)	(1,904)
Prepaid expenses and other current assets	(5,073)	(4,381)
Increase (decrease):
Accounts payable	4,493	(6,922)
Other accrued liabilities	(7,039)	506
Income taxes	348	4,818
Net cash provided by operating activities	7,628	2,151
Cash flows from investing activities:
Capital expenditures	(6,610)	(5,487)
Proceeds from disposal of assets	47	18
Other	47	(436)
Net cash used in investing activities	(6,516)	(5,905)
Cash flows from financing activities:
Net payments under revolving credit agreement	(3,550)	(2,630)
Contingent consideration payments	(428)	(668)
Debt issuance costs on Credit Facility	—	(855)
Payments related to withholding tax for share-based payment arrangements	(342)	(225)
Other	(72)	—
Net cash used in financing activities	(4,392)	(4,378)
Effect of exchange rate changes on cash	76	(237)
Net decrease in cash and cash equivalents	(3,204)	(8,369)
Cash and cash equivalents at beginning of period	18,288	26,552
Cash and cash equivalents at end of period	$15,084	$18,183

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are a leading global provider of specialized industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline, aerospace and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software, (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through over 200 locations in 20 countries throughout the world with more than 7,200 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at December 31, 2018 is derived from the December 31, 2018 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K (the “2018 Form 10-K”) for the year ended December 31, 2018.
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of March 31, 2019 and December 31, 2018 is $250.7 million and $231.5 million, respectively (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 11) measurement, determined based on the observed trading price of these instruments.
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
Our goodwill annual test date is December 1. We measure goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We performed our most recent annual impairment test as of December 1, 2018 and concluded that there was no impairment based upon a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of the reporting units were less than their respective carrying values as of the reporting date. There have been no events that have required an interim assessment of the carrying value of goodwill during 2019.
There was $281.7 million of goodwill at March 31, 2019 and December 31, 2018. A rollforward of goodwill for the three months ended March 31, 2019 is as follows (in thousands):

	Three Months Ended March 31, 2019
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$192,608	$55,627	$33,415	$281,650
Foreign currency adjustments	203	(207)	9	5
Balance at end of period	$192,811	$55,420	$33,424	$281,655
There was $75.2 million of accumulated impairment losses at March 31, 2019 and December 31, 2018, comprised of $21.1 million and $54.1 million for IHT and MS, respectively, which relate to impairment losses recognized in the third quarter of 2017.
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

Amounts used in basic and diluted loss per share, for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,228	29,974
Stock options, stock units and performance awards	—	—
Convertible Senior Notes	—	—
Total shares and dilutive securities	30,228	29,974
For both the three months ended March 31, 2019 and 2018, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three months ended March 31, 2019 and 2018, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 12, respectively.
Revision to prior period consolidated financial statements. As noted in the previously issued 2018 Form 10-K, the Company identified errors in its previously issued 2018 unaudited condensed consolidated statement of operations for the three months ended March 31, 2018. These prior period errors are related to the measurement of valuation allowances on deferred tax assets. The prior period condensed consolidated financial statements and other affected prior period financial information have been revised to correct these errors. The effect of correcting the errors increased our income tax benefit and favorably impacted our net loss by $5.6 million in the three months ended March 31, 2018. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.
The table below provides a summary of the financial statement line items which were impacted by these error corrections (in thousands, except per share data):

	Three Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Revised
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Provision (benefit) for income taxes	$623	$(5,581)	$(4,958)
Net loss	$(17,845)	$5,581	$(12,264)

Loss per common share:
Basic	$(0.60)	0.19	$(0.41)
Diluted	$(0.60)	0.19	$(0.41)
Newly Adopted Accounting Principles
Topic 842 - Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which establishes ASC Topic 842, Leases (“ASC 842”), replaced previous lease accounting guidance along with subsequent ASUs issued in 2018 to clarify certain provisions of ASU 2016-02. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. ASC 842 also requires us to expand our financial statement disclosures on leasing activities.
We adopted Topic 842 effective January 1, 2019 and elected the modified retrospective transition method, which specified the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions on lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for the majority of our leases. We did not elect the hindsight practical expedient.

The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The cumulative effect of adoption on January 1, 2019 resulted in a $0.8 million decrease, net of tax, to beginning retained earnings. The adoption of ASC 842 did not result in any material impacts to our statements of operations or statements of cash flows. Amounts recognized at January 1, 2019 for operating leases were as follows (in thousands):

January 1, 2019
(unaudited)
Operating lease right-of-use assets	$66,555
Current portion of operating lease obligations	17,770
Operating lease obligations (non-current)	54,477

Accounting Principles Not Yet Adopted

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

2. REVENUE
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three months ended March 31, 2019 and 2018.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$123,620	$3,436	$127,056	$148,210	$3,209	$151,419
MS	87,452	34,074	121,526	99,824	33,077	132,901
Quest Integrity	14,357	6,660	21,017	12,710	5,355	18,065
Total	$225,429	$44,170	$269,599	$260,744	$41,641	$302,385

	Three Months Ended March 31, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$102,936	$362	$18,793	$4,965	$127,056
MS	—	119,489	739	1,298	121,526
Quest Integrity	21,017	—	—	—	21,017
Total	$123,953	$119,851	$19,532	$6,263	$269,599

	Three Months Ended March 31, 2018
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$123,536	$846	$19,296	$7,741	$151,419
MS	—	131,199	504	1,198	132,901
Quest Integrity	18,065	—	—	—	18,065
Total	$141,601	$132,045	$19,800	$8,939	$302,385
_________________

1	This service type is inclusive of the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the Form 10-Q for the first quarter of 2018.
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

The following table provides information about trade accounts receivable, contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable, net[1]	$244,306	$268,352
Contract assets[2]	$6,748	$5,745
Contract liabilities[3]	$2,014	$1,784
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheet.
The $1.0 million increase in our contract assets from December 31, 2018 to March 31, 2019 is due to more fixed price contracts in progress at March 31, 2019 as compared to December 31, 2018. The $0.2 million increase in contract liabilities is due to the timing of our billings to customers and subsequent cash collections on fixed-price contracts. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2018 was recognized as revenue during the quarter ended March 31, 2019.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of March 31, 2019. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2019. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of March 31, 2019, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable	$182,487	$207,266
Unbilled receivables	76,302	76,268
Allowance for doubtful accounts	(14,483)	(15,182)
Total	$244,306	$268,352

4. INVENTORY
A summary of inventory as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials	$8,887	$8,448
Work in progress	4,472	3,900
Finished goods	36,142	36,192
Total	$49,501	$48,540

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Land	$6,372	$6,376
Buildings and leasehold improvements	57,906	57,006
Machinery and equipment	271,652	269,084
Furniture and fixtures	10,444	10,253
Capitalized Enterprise Resource Planning system development costs	46,637	46,637
Computers and computer software	17,127	15,826
Automobiles	4,736	4,879
Construction in progress	8,057	6,550
Total	422,931	416,611
Accumulated depreciation and amortization	(230,364)	(221,817)
Property, plant and equipment, net	$192,567	$194,794
Included in the table above is a building under finance lease of $5.2 million and accumulated amortization of $0.1 million as of March 31, 2019. Depreciation expense for the three months ended March 31, 2019 and 2018 was $8.6 million and $9.3 million, respectively.

6. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019			December 31, 2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,909	$(54,317)	$120,592	$174,894	$(51,160)	$123,734
Non-compete agreements	5,443	(5,015)	428	5,433	(4,882)	551
Trade names	24,723	(20,725)	3,998	24,753	(20,594)	4,159
Technology	7,838	(5,405)	2,433	7,847	(5,187)	2,660
Licenses	848	(598)	250	851	(583)	268
Total	$213,761	$(86,060)	$127,701	$213,778	$(82,406)	$131,372
Amortization expense for the three months ended March 31, 2019 and 2018 was $3.6 million and $7.2 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Payroll and other compensation expenses	$47,764	$47,988
Insurance accruals	15,452	16,001
Property, sales and other non-income related taxes	3,684	7,271
Lease commitments	37	1,145
Contract liabilities	2,014	1,784
Accrued commission	2,284	2,290
Accrued interest	2,522	5,261
Volume discount	3,508	4,322
Contingent consideration	—	429
Professional fees	1,433	1,219
Other	7,426	7,598
Total	$86,124	$95,308

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of March 31, 2019 and December 31, 2018, our long-term debt is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Credit Facility	$152,737	$156,843
Convertible debt[1]	196,746	195,184
Finance lease obligations	5,312	5,356
Total long-term debt and finance lease obligations	354,795	357,383
Less: current portion of long-term debt and finance lease obligations	292	569
Total long-term debt and finance lease obligations, less current portion	$354,503	$356,814
_________________

1	Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at March 31, 2019) and has commitment fees on unused borrowing capacity (0.50% at March 31, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior

Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of March 31, 2019 and as of June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of March 31, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.63 to 1.00 and 2.78 to 1.00, respectively, as of March 31, 2019. At March 31, 2019, we had $15.1 million of cash on hand and had approximately $58 million of available borrowing capacity through our Credit Facility. As of March 31, 2019, we had $1.6 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.0 million at March 31, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

•	if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events described in the indenture governing the Notes.

On or after May 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may, at their option, convert their Notes at any time, regardless of the foregoing circumstances.

The Notes are initially convertible into 10,599,067 shares of common stock. Because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted into more than 5,964,858 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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

Accounting Treatment of the Notes

As of March 31, 2019 and December 31, 2018, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(5,572)	(5,834)
Unamortized discount	(27,682)	(28,982)
Net carrying amount of the liability component[1]	$196,746	$195,184

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________

1	Included in the “Long-term debt” line of the condensed consolidated balance sheets.

2	Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

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
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. While the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. We recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Gains on the embedded derivative liability recognized in the condensed consolidated statements of operations were $4.5 million for the three months ended March 31, 2018.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended March 31,
	(unaudited)	(unaudited)
	2019	2018
Coupon interest	$2,875	$2,875
Amortization of debt discount and issuance costs	1,561	1,428
Total interest expense on convertible senior notes	$4,436	$4,303

Effective interest rate	9.12%	9.12%
As of March 31, 2019, the remaining amortization period for the debt discount and issuance costs is 52 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At March 31, 2019, the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.
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

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	(unaudited)		(unaudited)
	2019	2018	2019	2018
Derivatives Classified as Hedging Instruments
Net investment hedge	$279	$(421)	$—	$—

			Three Months Ended March 31,
			(unaudited)
			2019	2018
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt			$—	$4,547

_________________
1    Reflected as “Gain on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	March 31, 2019			December 31, 2018
(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(4,183)	Liability	Long-term debt	$(3,904)
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	Liability	Long-term debt	$—	Liability	Long-term debt	$—

9. LEASES

We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use (‘ROU’) assets”, “operating lease liabilities” and “current portion of operating lease obligations” on our consolidated balance sheets. Finance leases are included in “property, plant and equipment, net”, “current portion of long-term debt and finance lease obligations” and “long-term debt and finance lease obligations” on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components for certain equipment, office, and vehicle leases. We have elected the practical expedient to not separate lease and non-lease components and account for both as a single lease component.

We have operating and finance leases primarily for equipment, offices, and vehicles. Our leases have remaining lease terms of 1 year to 15 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2019
(unaudited)
Operating lease costs	$7,858
Finance lease costs:
Amortization of right-of-use assets	88
Interest on lease liabilities	81
Total lease cost	$8,027

Other information related to leases are as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2019
(unaudited)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	8,144
Operating cash flows from finance leases	135
Financing cash flows from finance leases	73
Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,468
Finance leases	—
Weighted average remaining lease term
Operating leases	6 years
Finance leases	15 years
Weighted average discount rate
Operating leases	8.4%
Finance lease	6.2%

As of March 31, 2019, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2019 (excluding the three months ended March 31, 2019)	$17,911	$375
2020	18,517	500
2021	13,411	504
2022	11,182	524
2023	9,118	525
Thereafter	23,918	5,631
Total future minimum lease payments	94,057	8,059
Less: Interest	(21,439)	(2,747)
Present value of lease liabilities	$72,618	$5,312

As of December 31, 2018, we disclosed the following future lease payments for non-cancellable operating and finance leases exceeding one year (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2019	$23,315	$583
2020	16,858	500
2021	12,577	504
2022	9,873	524
2023	7,846	525
Thereafter	23,224	5,631
Total minimum lease payments	$93,693	$8,267
Less: Interest on finance leases		(2,911)
Total principal payable on finance leases		$5,356

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

March 31, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$67,651
Current portion of operating lease obligations	17,667
Operating lease obligations (non-current)	54,951

Finance Leases:
Property, plant and equipment, net	$5,155
Current portion of long-term debt and finance lease obligations	292
Long-term debt and finance lease obligations	5,020

As of March 31, 2019, we have no material additional operating and finance leases that have not yet commenced.

10. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). In connection with the sale of the Company’s Norwegian operations in 2018, all assets and liabilities associated with the the defined benefit pension plan covering certain Norwegian employees (the “Norwegian Plan”) were transferred to the buyer. The schedule of net periodic pension credit includes only the U.K. Plan in 2019 and combined amounts from the Norwegian and U.K. Plans in 2018.
Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Service cost	$—	$24
Interest cost	593	601
Expected return on plan assets	(607)	(970)
Amortization of net actuarial loss	8	—
Net periodic pension credit	$(6)	$(345)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 3.25% overall, 5.77% for equities and 2.66% for debt securities. We expect to contribute $2.3 million to the U.K. Plan for 2019, of which $0.6 million has been contributed through March 31, 2019.

11. FAIR VALUE MEASUREMENTS
We apply the provisions of ASC 820, Fair Value Measurement (“ASC 820”) which among other things, requires certain disclosures about assets and liabilities carried at fair value.
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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2019
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
Net investment hedge	$—	$(4,183)	$—	$(4,183)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$429	$429
Net investment hedge	$—	$(3,904)	$—	$(3,904)

There were no transfers in and out of Level 3 during the three months ended March 31, 2019 and 2018.
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

The following table represents the changes in the fair value of Level 3 contingent consideration liabilities (in thousands):

Three Months Ended March 31, 2019
(unaudited)
Balance, beginning of period	$429
Foreign currency effects	(1)
Payment	(428)
Balance, end of period	$—

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2019, there were approximately 1.6 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2018, our shareholders approved the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”), which replaced the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”). The 2018 Plan authorizes the issuance of share-based awards representing up to 450,000 shares of common stock, plus the number of shares remaining available for issuance under the 2016 Plan, plus the number of shares subject to outstanding awards under specified prior plans that may become available for reissuance in certain circumstances. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to share-based compensation totaled $2.4 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2019, $21.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.2 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $1.5 million and $1.7 million for the three months ended March 31, 2019 and 2018.
Transactions involving our stock units and director stock grants during the three months ended March 31, 2019 are summarized below:

	Three Months Ended March 31, 2019
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	856	$18.79
Changes during the period:
Granted	—	$—
Vested and settled	(16)	$24.25
Cancelled	(26)	$18.86
Stock and stock units, end of period	814	$18.67
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2018 (the “2018 Awards”) and 2019 (the “2019 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2018 and 2019 Awards, the performance goals are separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
Transactions involving our performance awards during the three months ended March 31, 2019 are summarized below:

	Three Months Ended March 31, 2019
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	495	$14.47	145	$17.88
Changes during the period:
Granted	127	$25.24	127	$18.42
Vested and settled	(105)	$16.89	(35)	$25.40
Cancelled	(11)	$16.78	(12)	$23.66
Performance stock units, end of period	506	$16.63	225	$17.00
_________________

1	Performance units with variable payouts are shown at target level of performance.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. Transactions involving our stock options during the three months ended March 31, 2019 are summarized below:

	Three Months Ended March 31, 2019
	(unaudited)
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of period	52	$32.56
Changes during the period:
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	—	$—
Shares under option, end of period	52	$32.56
Exercisable at end of period	52	$32.56
Options exercisable at March 31, 2019 had a weighted-average remaining contractual life of 2.5 years and exercise prices ranged from $21.12 to $50.47.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(30,607)	$3,904	$(7,859)	$170	$(34,392)	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)
Other comprehensive income (loss)	1,809	279	—	(69)	2,019	(126)	(421)	—	230	(317)
Balance, end of period	$(28,798)	$4,183	$(7,859)	$101	$(32,373)	$(21,492)	$2,825	$(7,221)	$5,775	$(20,113)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,809	$—	$1,809	$(126)	$124	$(2)
Foreign currency hedge	279	(69)	210	(421)	106	(315)
Total	$2,088	$(69)	$2,019	$(547)	$230	$(317)

14. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of March 31, 2019, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
IHT	$127,056	$151,419
MS	121,526	132,901
Quest Integrity	21,017	18,065
Total	$269,599	$302,385

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating income (loss):
IHT	$1,721	$6,740
MS	5,534	2,518
Quest Integrity	1,644	1,094
Corporate and shared support services	(25,427)	(24,477)
Total	$(16,528)	$(14,125)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Capital expenditures:
IHT	$968	$2,335
MS	1,963	1,656
Quest Integrity	1,328	621
Corporate and shared support services	2,351	875
Total	$6,610	$5,487

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,502	$4,805
MS	5,414	9,278
Quest Integrity	921	999
Corporate and shared support services	1,434	1,373
Total	$12,271	$16,455
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$206,108	$233,376
Canada	19,321	27,368
Europe	28,496	28,225
Other foreign countries	15,674	13,416
Total	$269,599	$302,385
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

16. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Our restructuring and other related charges (credits), net for the three and three months ended March 31, 2019 and 2018 are summarized by program and by segment as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs
IHT	$102	$—
MS	85	—
Quest Integrity	—	—
Corporate and shared support services	21	—
Subtotal	208	—

Grand Total	$208	$—
OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and entered in the deployment phase starting in the second quarter of 2018. As part of the OneTEAM Program, we decided to eliminate certain employee positions. For the three months ended March 31, 2019, we have incurred severance charges of $0.2 million. We have incurred $6.9 million of severance charges cumulatively to date. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. We expect that the OneTEAM Program will be largely completed in the first half of 2019.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Three Months Ended March 31, 2019
(unaudited)
Balance, beginning of period	$2,283
Charges	208
Payments	(1,206)
Balance, end of period	$1,285

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies, included in our Annual Report on the 2018 Form 10-K for the year ended December 31, 2018.
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including those listed beginning on page 8 of the 2018 Form 10-K.
General Description of Business
We are a leading global provider of specialized industrial services, including inspection, engineering assessment and mechanical repair and remediation required in maintaining high temperature and high pressure piping systems and vessels that are utilized extensively in the refining, petrochemical, power, pipeline, aerospace and other heavy industries. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity (“Quest Integrity”). Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition, engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes and mechanical services to repair, rerate or replace based upon the client’s election. In addition, our Company is capable of escalating with the client’s needs—as dictated by the severity of the damage found and the related operating conditions—from standard services to some of the most advanced services and integrated integrity management and asset reliability solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software, (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through over 200 locations in 20 countries throughout the world with more than 7,200 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
In connection with the preparation of the Company’s 2018 consolidated financial statements, the Company identified errors in its previously issued 2018 unaudited condensed consolidated financial statements with respect to income taxes. The prior period condensed consolidated financial statements and other affected prior period financial information in this report have been revised to correct these errors. The Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required. See Note 1 to the condensed consolidated financial statements for additional information.
The following table sets forth the components of revenue and operating income (loss) from our operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$127,056	$151,419	$(24,363)	(16.1)%
MS	121,526	132,901	(11,375)	(8.6)%
Quest Integrity	21,017	18,065	2,952	16.3%
Total	$269,599	$302,385	$(32,786)	(10.8)%
Operating income (loss):
IHT	$1,721	$6,740	$(5,019)	(74.5)%
MS	5,534	2,518	3,016	119.8%
Quest Integrity	1,644	1,094	550	50.3%
Corporate and shared support services	(25,427)	(24,477)	(950)	(3.9)%
Total	$(16,528)	$(14,125)	$(2,403)	(17.0)%

Revenues. The overall lower revenues are primarily attributable to decreased activity levels within the IHT and MS segments, reflecting decreased demand and customer spending levels due to market conditions, particularly within the refining and petrochemical industries. The overall decrease was partially offset by an increase in revenues within the Quest Integrity segment. Total revenues decreased $32.8 million or 10.8% from the prior year quarter. Excluding the unfavorable impact of $3.4 million due to foreign currency exchange rate changes, total revenues decreased by $29.4 million, IHT revenues decreased by $23.3 million, MS revenues decreased by $9.4 million and Quest Integrity revenues increased by $3.3 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar, the Australian dollar and the Euro this year. Decreased activity levels in IHT and MS were associated with volumes being negatively impacted by weather disruptions across Canada and parts of the U.S. and project delays resulting from the U.S. government shutdown. Also, decreases of certain large client non-recurring projects and discontinued underperforming businesses in our IHT and MS segments significantly impacted revenues as compared to the same period in 2018. Additionally, the spring 2019 project and turnaround season has been negatively impacted by significantly higher refinery utilization levels, resulting in the postponement of planned maintenance work.

Operating loss. Overall operating loss was $16.5 million in the current year quarter compared to an operating loss of $14.1 million in the prior year quarter. The overall increase in operating loss is primarily attributable to the IHT segment, which experienced a decrease in operating income of $5.0 million. Additionally, operating income for MS improved by $3.0 million primarily due to higher amortization expense of $3.1 million in the first quarter of 2018 from the reduction in the useful life of the Furmanite trade name. For the three months ended March 31, 2019, operating loss includes net expenses totaling $5.6 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $5.1 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended March 31, 2019
Professional fees, legal and other[1]	$—	$—	$—	$5,369	$5,369
Restructuring and other related charges, net[2]	102	85	—	21	208
Total	$102	$85	$—	$5,390	$5,577
Three Months Ended March 31, 2018
Professional fees, legal and other[1]	$49	$499	$—	$4,498	$5,046
Implementation of the new Enterprise Resource Planning (“ERP”) system	—	—	—	87	87
Total	$49	$499	$—	$4,585	$5,133
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, intellectual property legal defense costs associated with Quest Integrity, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the three months ended March 31, 2019 and March 31, 2018, includes $3.2 million and $3.4 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified items in both periods, operating loss changed unfavorably by $2.0 million, consisting of decreased operating income in IHT of $5.0 million as well as higher corporate and shared support services expenses of $0.2 million, partially offset by increased operating income in MS and Quest Integrity of $2.6 million and $0.6 million, respectively. The lower operating income in IHT reflects lower activity levels, reflecting a decline in market conditions. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The higher operating income in MS is primarily due to the additional amortization expense of $3.1 million associated with the Furmanite trade name intangible asset in the first quarter of 2018.
Interest expense. Interest expense decreased from $7.6 million in the prior year quarter to $7.4 million in the current year quarter. The decrease is due to lower overall debt balances outstanding.
Gain on convertible debt embedded derivative. For the three months ended March 31, 2018, we recorded a gain of $4.5 million associated with the decrease in fair value of our convertible debt embedded derivative liability. The gain recognized during this period is primarily attributable to the decrease in the Company’s stock price during the period. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of May 17, 2018 and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other expense, net. Non-operating results include $0.1 million in foreign currency transaction gains in the current year quarter compared to $0.4 million in foreign currency transaction losses in the prior year quarter. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, New Zealand Dollar and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The provision for income tax was $0.3 million on the pre-tax loss of $23.9 million in the current year quarter compared to a benefit of $5.0 million on the pre-tax loss of $17.2 million in the prior year quarter. The effective tax rate was a provision of 1.4% for the three months ended March 31, 2019, compared to a benefit of 28.8% for the three months ended March 31, 2018. The change from an income tax benefit in the prior year quarter to an income tax provision in the current year quarter and the difference in the rates was primarily due to the projected effective tax rate on current pretax losses based on the correlation of domestic and foreign income and losses, a change in the benefits related to investments in foreign subsidiaries and certain discrete items.

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

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at March 31, 2019) and has commitment fees on unused borrowing capacity (0.50% at March 31, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of March 31, 2019 and as of June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.50 to 1.00 as of March 31, 2019 and each quarter thereafter. As of March 31, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.63 to 1.00 and 2.78 to 1.00, respectively, as of March 31, 2019. At March 31, 2019, we had $15.1 million of cash on hand and had approximately $58 million of available borrowing capacity through our Credit Facility. As of March 31, 2019, we had $1.6 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $22.0 million at March 31, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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

Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023(the “Notes”). The Notes, which are senior unsecured obligations of the Company, bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

The Notes are initially convertible into 10,599,067 shares of common stock. Because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing rules of the New York Stock Exchange to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted into more than 5,964,858 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project and entered into the deployment phase in the second quarter of 2018. We incurred $3.2 million of expenses during the three months ended March 31, 2019, related to professional fees associated with the project. Additionally, we incurred $0.2 million of severance-related costs during the three months ended March 31, 2019 related to the elimination of certain employee positions in conjunction with the project. We expect to incur various additional expenses associated with execution of OneTEAM which will be incurred in the first half of 2019, with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million. By 2020, the Company expects to ultimately achieve annual cost efficiencies of $35 million to $45 million related to the project. OneTEAM savings realized during the three months ended March 31, 2019 were approximately $5.5 million. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at March 31, 2019 totaled $15.1 million, of which $13.6 million was in foreign accounts, primarily in Europe, New Zealand, Australia, Canada, Singapore and Trinidad.
Cash flows attributable to our operating activities. For the three months ended March 31, 2019, net cash provided by operating activities was $7.6 million. Positive operating cash flow was primarily attributable to a decrease in working capital of $15.9 million (primarily due to decreases in accounts receivable), depreciation and amortization of $12.3 million, non-cash compensation costs of $2.4 million and a provision for doubtful accounts of $0.6 million, largely offset by the net loss of $24.2 million.
For the three months ended March 31, 2018, net cash provided by operating activities was $2.2 million. Positive operating cash flow was primarily attributable to depreciation and amortization $16.5 million, a decrease in working capital of $3.8 million, non-cash compensation costs of $2.4 million and a provision of doubtful accounts of $2.4 million, partially offset by the net loss of $12.3 million, deferred income tax benefits of $7.2 million and a non-cash gain on our convertible debt embedded derivative of $4.5 million.
Cash flows attributable to our investing activities. For the three months ended March 31, 2019, net cash used in investing activities was $6.5 million, consisting primarily of $6.6 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the three months ended March 31, 2018, net cash used in investing activities was $5.9 million, consisting primarily of $5.5 million for capital expenditures.
Cash flows attributable to our financing activities. For the three months ended March 31, 2019, net cash used in financing activities was $4.4 million consisting primarily of $3.6 million of net debt repayments under the revolving portion of our Credit Facility and $0.4 million of contingent consideration payments.
For the three months ended March 31, 2018, net cash used in financing activities was $4.4 million consisting primarily of $2.6 million of net debt repayments under the revolving portion of our Credit Facility, $0.9 million of debt issuance costs associated with an amendment to the Credit Facility and $0.7 million of contingent consideration payments.
Effect of exchange rate changes on cash. For the three months ended March 31, 2019 and 2018, the effect of exchange rate changes on cash was a positive impact of $0.1 million and a negative impact of $0.2 million, respectively. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the British Pound. The negative impact in the prior year is primarily due to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro and the Australian Dollar.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2018 Form 10-K beginning on page 37. Effective January 1, 2019, we adopted the lease standard, ASC 842, on a modified retrospective basis. Additional information on ASC 842, including the effects of adoption, is set forth in Notes 1 and 9 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the three months ended March 31, 2019.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction gains for the three months ended March 31, 2019 were $0.1 million, while during the three months ended March 31, 2018 we incurred foreign currency transaction losses of $0.4 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the British Pound, while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the British Pound and Canadian Dollar.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2019 and March 31, 2018.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $1.8 million for the three months ended March 31, 2019.
We had foreign currency-based revenues and operating losses of approximately $61.9 million and $3.2 million, respectively, for the three months ended March 31, 2019. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $6.2 million and $0.3 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at March 31, 2019, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of March 31, 2019, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $196.7 million as of March 31, 2019, while the estimated fair value of the Notes was $250.7 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

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
Changes in internal control over financial reporting. We adopted ASU No. 2016-02, which establishes ASC Topic 842, Leases (“Topic 842”) and its related amendments, as of January 1, 2019, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Form 10-Q. We assessed and modified our internal controls in order to facilitate adoption of Topic 842, primarily related to the implementation of a new lease accounting system and modifications to related processes. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Refer to the discussion of our risk factors included in Part I, Item 1A of the 2018 Form 10-K.

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

TEAM, INC. (Registrant)

Date: May 9, 2019	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)