Form 10-Q
period 2019-06-30
TEAM INC
filed 2019-08-08
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,293,191 shares of common stock, par value $0.30, outstanding as of August 1, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,750	$18,288
Receivables, net of allowance of $14,431 and $15,182	265,104	268,352
Inventory	46,037	48,540
Income tax receivable	3,919	331
Prepaid expenses and other current assets	24,408	19,445
Total current assets	352,218	354,956
Property, plant and equipment, net	192,819	194,794
Intangible assets, net of accumulated amortization of $89,713 and $82,406	124,125	131,372
Operating lease right-of-use assets	66,500	—
Goodwill	282,156	281,650
Other assets, net	6,474	7,397
Deferred income taxes	7,585	7,652
Total assets	$1,031,877	$977,821
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	279	569
Current portion of operating lease obligations	17,314	—
Accounts payable	49,888	44,074
Other accrued liabilities	79,845	95,308
Total current liabilities	147,326	139,951
Deferred income taxes	8,221	6,106
Long-term debt and finance lease obligations	363,491	356,814
Operating lease obligations	53,945	—
Defined benefit pension liability	9,749	10,940
Other long-term liabilities	2,046	6,910
Total liabilities	584,778	520,721
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,293,191 and 30,184,330 shares issued, respectively	9,086	9,053
Additional paid-in capital	406,688	400,989
Retained earnings	62,881	81,450
Accumulated other comprehensive loss	(31,556)	(34,392)
Total equity	447,099	457,100
Total liabilities and equity	$1,031,877	$977,821

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Revised)		(Revised)
Revenues	$315,829	$343,889	$585,428	$646,274
Operating expenses	221,232	246,707	424,884	473,558
Gross margin	94,597	97,182	160,544	172,716
Selling, general and administrative expenses	81,593	93,174	163,860	182,833
Restructuring and other related charges, net	—	2,411	208	2,411
Gain on revaluation of contingent consideration	—	(202)	—	(202)
Operating income (loss)	13,004	1,799	(3,524)	(12,326)
Interest expense, net	7,586	7,631	15,011	15,228
Loss on convertible debt embedded derivative (see Note 8)	—	29,330	—	24,783
Other expense, net	313	285	255	332
Income (loss) before income taxes	5,105	(35,447)	(18,790)	(52,669)
Less: Provision (benefit) for income taxes	(997)	(4,106)	(664)	(9,064)
Net income (loss)	$6,102	$(31,341)	$(18,126)	$(43,605)

Earnings (loss) per common share:
Basic	$0.20	$(1.04)	$(0.60)	$(1.45)
Diluted	$0.20	$(1.04)	$(0.60)	$(1.45)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Revised)		(Revised)
Net income (loss)	$6,102	$(31,341)	$(18,126)	$(43,605)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	672	(4,809)	2,481	(4,935)
Foreign currency hedge	(184)	788	95	367
Other comprehensive income (loss), before tax	488	(4,021)	2,576	(4,568)
Tax (provision) benefit attributable to other comprehensive income (loss)	329	560	260	790
Other comprehensive income (loss), net of tax	817	(3,461)	2,836	(3,778)
Total comprehensive income (loss)	$6,919	$(34,802)	$(15,290)	$(47,383)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2019	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle, net of tax	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Vesting of stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217
Net income	—	—	—	6,102	—	6,102
Foreign currency translation adjustment, net of tax	—	—	—	—	1,005	1,005
Foreign currency hedge, net of tax	—	—	—	—	(188)	(188)
Non-cash compensation	—	—	3,648	—	—	3,648
Vesting of stock awards	46	14	(23)	—	—	(9)
Other[1]	—	—	—	324	—	324
Balance at June 30, 2019	30,293	$9,086	$406,688	$62,881	$(31,556)	$447,099

Balance at January 1, 2018	29,953	$8,984	$352,500	$135,486	$(19,796)	$477,174
Adoption of new accounting principle, net of tax	—	—	—	6,780	—	6,780
Net loss	—	—	—	(12,264)	—	(12,264)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2)	(2)
Foreign currency hedge, net of tax	—	—	—	—	(315)	(315)
Non-cash compensation	—	—	2,420	—	—	2,420
Vesting of stock awards	34	10	(235)	—	—	(225)
Balance at March 31, 2018	29,987	$8,994	$354,685	$130,002	$(20,113)	$473,568
Net loss	—	—	—	(31,341)	—	(31,341)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,041)	(4,041)
Foreign currency hedge, net of tax	—	—	—	—	580	580
Issuance of convertible debt, net of tax	—	—	37,540	—	—	37,540
Non-cash compensation	—	—	4,585	—	—	4,585
Vesting of stock awards	32	10	(10)	—	—	—
Balance at June 30, 2018	30,019	$9,004	$396,800	$98,661	$(23,574)	$480,891
_________________

1	Amount reflects a revision of tax effects for the adoption of ASC 842. Further discussion on the effects of adoption are set forth in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:		(Revised)
Net loss	$(18,126)	$(43,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,650	32,434
Amortization of deferred loan costs and debt discount	3,743	3,416
Provision for doubtful accounts	889	5,567
Foreign currency (gain) loss	234	1,037
Deferred income taxes	2,466	(10,410)
Gain on revaluation of contingent consideration	—	(202)
(Gain) loss on asset disposal	(188)	(912)
Loss on convertible debt embedded derivative	—	24,783
Non-cash compensation cost	6,082	7,006
Other, net	(1,196)	(1,951)
(Increase) decrease:
Receivables	3,534	(29,361)
Inventory	2,512	(3,502)
Prepaid expenses and other current assets	(5,312)	(4,250)
Increase (decrease):
Accounts payable	4,627	(3,181)
Other accrued liabilities	(15,156)	4,873
Income taxes	(3,189)	511
Net cash provided by (used in) operating activities	5,570	(17,747)
Cash flows from investing activities:
Capital expenditures[1]	(14,396)	(12,082)
Proceeds from disposal of assets	782	1,463
Other	89	(483)
Net cash used in investing activities	(13,525)	(11,102)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	3,341	21,168
Contingent consideration payments	(428)	(1,106)
Debt issuance costs on Credit Facility	—	(855)
Payments related to withholding tax for share-based payment arrangements	(351)	(225)
Other	(121)	—
Net cash provided by financing activities	2,441	18,982
Effect of exchange rate changes on cash	(24)	(1,389)
Net decrease in cash and cash equivalents	(5,538)	(11,256)
Cash and cash equivalents at beginning of period	18,288	26,552
Cash and cash equivalents at end of period	$12,750	$15,296
_____________
1    Excludes accrued capital expenditures for the six months ended June 30, 2019 only.

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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 6,500 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
Basis for presentation. These interim financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at December 31, 2018 is derived from the December 31, 2018 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 19, 2019 (“the 2018 Form 10K”).
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) the valuation of the embedded derivative liability in our convertible debt, (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans and (9) managing our foreign currency risk with certain debt obligations associated with net investments in foreign operations.
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of June 30, 2019 and December 31, 2018 is $235.1 million and $231.5 million, respectively (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 11) measurement, determined based on the observed trading price of these instruments.
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
There was $282.2 million of goodwill at June 30, 2019 and $281.7 million at December 31, 2018. A rollforward of goodwill for the six months ended June 30, 2019 is as follows (in thousands):

	Six Months Ended June 30, 2019
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$192,608	$55,627	$33,415	$281,650
Foreign currency adjustments	591	(87)	2	506
Balance at end of period	$193,199	$55,540	$33,417	$282,156
There was $75.2 million of accumulated impairment losses at June 30, 2019 and December 31, 2018, comprised of $21.1 million and $54.1 million for IHT and MS, respectively, which relate to impairment losses recognized in the third quarter of 2017.
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

Amounts used in basic and diluted earnings (loss) per share, for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,270	30,003	30,250	29,989
Stock options, stock units and performance awards	197	—	—	—
Convertible Senior Notes	—	—	—	—
Total shares and dilutive securities	30,467	30,003	30,250	29,989
For both the three and six months ended June 30, 2018 and six months ended June 30, 2019, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three and six months ended June 30, 2019 and 2018, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 12, respectively.
Revision to prior period consolidated financial statements. As noted in the previously issued 2018 Form 10-K, the Company identified errors in its previously issued 2018 unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018. These prior period errors are related to the measurement of valuation allowances on deferred tax assets. The prior period condensed consolidated financial statements and other affected prior period financial information have been revised to correct these errors. The effect of correcting the errors increased our income tax benefit and favorably impacted our net loss by $1.1 million and $6.7 million in the three and six months ended June 30, 2018, respectively. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.

The table below provides a summary of the financial statement line items which were impacted by these error corrections (in thousands, except per share data):

	Three Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Provision (benefit) for income taxes	$(2,977)	$(1,129)	$(4,106)
Net loss	$(32,470)	$1,129	$(31,341)

Loss per common share:
Basic	$(1.08)	0.04	$(1.04)
Diluted	$(1.08)	0.04	$(1.04)

	Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Provision (benefit) for income taxes	$(2,354)	$(6,710)	$(9,064)
Net loss	$(50,315)	$6,710	$(43,605)

Loss per common share:
Basic	$(1.68)	0.23	$(1.45)
Diluted	$(1.68)	0.23	$(1.45)
Newly Adopted Accounting Principles
Topic 842 - Leases. In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”), which establishes ASC Topic 842, Leases (“ASC 842”), replaced previous lease accounting guidance along with subsequent ASUs issued in 2018 to clarify certain provisions of ASU 2016-02. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. ASC 842 also requires us to expand our financial statement disclosures on leasing activities.
We adopted ASC 842 effective January 1, 2019 and elected the modified retrospective transition method, which specified the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions on lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for the majority of our leases. We did not elect the hindsight practical expedient.

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The cumulative effect of adoption on January 1, 2019 resulted in a $0.4 million decrease, net of tax, to beginning retained earnings. The adoption of ASC 842 did not result in any material impacts to our statements of operations or statements of cash flows. Amounts recognized at January 1, 2019 for operating leases were as follows (in thousands):

January 1, 2019
(unaudited)
Operating lease right-of-use assets	$66,555
Current portion of operating lease obligations	17,770
Operating lease obligations (non-current)	54,477

Accounting Principles Not Yet Adopted

ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with subsequent ASUs issued in 2019 to clarify certain provisions of ASU 2016-13, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. ASU No. 2016-13 will be effective for us as of January 1, 2020. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.

ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in Topic 350. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU No. 2018-15 will be effective for us as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our ongoing financial reporting.

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
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and six months ended June 30, 2019 and 2018.
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

Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$134,068	$4,590	$138,658	$164,983	$3,690	$168,673
MS	107,176	37,721	144,897	111,964	37,014	148,978
Quest Integrity	24,649	7,625	32,274	16,990	9,248	26,238
Total	$265,893	$49,936	$315,829	$293,937	$49,952	$343,889

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$257,688	$8,026	$265,714	$313,193	$6,899	$320,092
MS	194,628	71,795	266,423	211,788	70,091	281,879
Quest Integrity	39,006	14,285	53,291	29,700	14,603	44,303
Total	$491,322	$94,106	$585,428	$554,681	$91,593	$646,274

	Three Months Ended June 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$107,991	$136	$17,511	$13,020	$138,658
MS	—	142,908	920	1,069	144,897
Quest Integrity	32,274	—	—	—	32,274
Total	$140,265	$143,044	$18,431	$14,089	$315,829

	Three Months Ended June 30, 2018
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$133,620	$5,037	$22,459	$7,557	$168,673
MS	155	146,175	439	2,209	148,978
Quest Integrity	26,238	—	—	—	26,238
Total	$160,013	$151,212	$22,898	$9,766	$343,889
_________________

1	This service type is inclusive of the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the Form 10-Q for the second quarter of 2018.

	Six Months Ended June 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$210,927	$498	$36,304	$17,985	$265,714
MS	—	262,397	1,659	2,367	266,423
Quest Integrity	53,291	—	—	—	53,291
Total	$264,218	$262,895	$37,963	$20,352	$585,428

	Six Months Ended June 30, 2018
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$257,156	$5,883	$41,755	$15,298	$320,092
MS	155	277,374	943	3,407	281,879
Quest Integrity	44,303	—	—	—	44,303
Total	$301,614	$283,257	$42,698	$18,705	$646,274
_________________

1	This service type is inclusive of the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the Form 10-Q for the second quarter of 2018.
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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable, net[1]	$265,104	$268,352
Contract assets[2]	$7,367	$5,745
Contract liabilities[3]	$1,738	$1,784
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $1.6 million increase in our contract assets from December 31, 2018 to June 30, 2019 is due to more fixed price contracts in progress at June 30, 2019 as compared to December 31, 2018. Contract liabilities as of June 30, 2019 have remained substantially the same compared to December 31, 2018. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2018 was recognized as revenue during the subsequent quarter.

Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of June 30, 2019. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2019. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of June 30, 2019, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable	$205,081	$207,266
Unbilled receivables	74,454	76,268
Allowance for doubtful accounts	(14,431)	(15,182)
Total	$265,104	$268,352

4. INVENTORY
A summary of inventory as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$8,660	$8,448
Work in progress	4,032	3,900
Finished goods	33,345	36,192
Total	$46,037	$48,540

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Land	$6,386	$6,376
Buildings and leasehold improvements	58,788	57,006
Machinery and equipment	275,460	269,084
Furniture and fixtures	10,706	10,253
Capitalized Enterprise Resource Planning system development costs	46,637	46,637
Computers and computer software	17,463	15,826
Automobiles	4,728	4,879
Construction in progress	11,896	6,550
Total	432,064	416,611
Accumulated depreciation and amortization	(239,245)	(221,817)
Property, plant and equipment, net	$192,819	$194,794
Included in the table above are assets under finance leases of $5.3 million and $5.2 million as of June 30, 2019 and December 31, 2018, respectively, net of accumulated amortization. Depreciation expense for the three months ended June 30, 2019 and 2018 was $8.7 million and $8.8 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $17.3 million and $18.1 million, respectively. Construction in progress contains certain internal use software costs that have yet to be fully implemented.

6. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019			December 31, 2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,933	$(57,466)	$117,467	$174,894	$(51,160)	$123,734
Non-compete agreements	5,469	(5,163)	306	5,433	(4,882)	551
Trade names	24,742	(20,871)	3,871	24,753	(20,594)	4,159
Technology	7,844	(5,601)	2,243	7,847	(5,187)	2,660
Licenses	850	(612)	238	851	(583)	268
Total	$213,838	$(89,713)	$124,125	$213,778	$(82,406)	$131,372
Amortization expense for the three months ended June 30, 2019 and June 30, 2018 was $3.7 million and $7.1 million, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $7.2 million and $14.3 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Payroll and other compensation expenses	$41,819	$47,988
Insurance accruals	12,076	16,001
Property, sales and other non-income related taxes	6,188	7,271
Lease commitments	34	1,145
Contract liabilities	1,738	1,784
Accrued commission	2,894	2,290
Accrued interest	5,167	5,261
Volume discount	3,680	4,322
Contingent consideration	—	429
Professional fees	1,166	1,219
Other	5,083	7,598
Total	$79,845	$95,308

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of June 30, 2019 and December 31, 2018, our long-term debt is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Credit Facility	$159,987	$156,843
Convertible debt[1]	198,330	195,184
Finance lease obligations	5,453	5,356
Total long-term debt and finance lease obligations	363,770	357,383
Less: current portion of long-term debt and finance lease obligations	279	569
Total long-term debt and finance lease obligations, less current portion	$363,491	$356,814
_________________

1	Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at June 30, 2019) and has commitment fees on unused borrowing capacity (0.50% at June 30, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior

Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.50 to 1.00 as of June 30, 2019 and each quarter thereafter. As of June 30, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.66 to 1.00 and 2.81 to 1.00, respectively, as of June 30, 2019. At June 30, 2019, we had $12.8 million of cash on hand and had approximately $56 million of available borrowing capacity through our Credit Facility. As of June 30, 2019, we had $1.3 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility. As noted above, the Credit Facility matures on July 7, 2020. We have the intent to secure financing to meet future capital needs. These options include either amending and extending the Credit Facility or seeking other forms of financing.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $17.6 million at June 30, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Accounting Treatment of the Notes

As of June 30, 2019 and December 31, 2018, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(5,307)	(5,834)
Unamortized discount	(26,363)	(28,982)
Net carrying amount of the liability component[1]	$198,330	$195,184

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________

1	Included in the “Long-term debt” line of the condensed consolidated balance sheets.

2	Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

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
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. While the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. We recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the condensed consolidated statements of operations were $24.8 million for the six months ended June 30, 2018.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2019	2018	2019	2018
Coupon interest	$2,875	$2,875	$5,750	$5,750
Amortization of debt discount and issuance costs	1,585	1,450	3,146	2,878
Total interest expense on convertible senior notes	$4,460	$4,325	$8,896	$8,628

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of June 30, 2019, the remaining amortization period for the debt discount and issuance costs is 49 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At June 30, 2019, the €12.3 million borrowing had a U.S. Dollar value of $14.0 million.
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

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives Classified as Hedging Instruments
Net investment hedge	$(184)	$788	$—	$—	$95	$367	$—	$—

					Gain (Loss) Recognized in Income (Loss)[1]
					Three Months Ended June 30,		Six Months Ended June 30,
					(unaudited)		(unaudited)
					2019	2018	2019	2018
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt					$—	$(29,330)	$—	$(24,783)

_________________
1    Reflected as “Loss on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	June 30, 2019			December 31, 2018
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,999)	Liability	Long-term debt	$(3,904)

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments and short-term lease payments (leases with terms less than 12 months) are expensed as incurred.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Operating lease costs	$7,525	$15,383
Variable lease costs	1,247	2,927
Finance lease costs:
Amortization of right-of-use assets	20	108
Interest on lease liabilities	92	173
Total lease cost	$8,884	$18,591

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6,113	12,185
Operating cash flows from finance leases	85	220
Financing cash flows from finance leases	66	139
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,313	7,781
Finance leases	290	290

As of June 30, 2019, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2019 (excluding the six months ended June 30, 2019)	$11,623	$292
2020	18,951	585
2021	13,690	589
2022	11,320	593
2023	9,102	543
Thereafter	24,356	5,641
Total future minimum lease payments	89,042	8,243
Less: Interest	(17,783)	(2,790)
Present value of lease liabilities	$71,259	$5,453

As of December 31, 2018, we disclosed the following undiscounted future gross minimum lease payments for non-cancellable operating and finance leases (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2019	$23,315	$583
2020	16,858	500
2021	12,577	504
2022	9,873	524
2023	7,846	525
Thereafter	23,224	5,631
Total minimum lease payments	$93,693	$8,267
Less: Interest on finance leases		(2,911)
Total principal payable on finance leases		$5,356

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

June 30, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$66,500
Current portion of operating lease obligations	17,314
Operating lease obligations (non-current)	53,945

Finance Leases:
Property, plant and equipment, net	$5,336
Current portion of long-term debt and finance lease obligations	279
Long-term debt and finance lease obligations	5,174

Weighted average remaining lease term
Operating leases	6 years
Finance leases	14 years
Weighted average discount rate
Operating leases	8.4%
Finance lease	6.3%

As of June 30, 2019, we have no material additional operating and finance leases that have not yet commenced.

10. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). In connection with the sale of the Company’s Norwegian operations in 2018, all assets and liabilities associated with the defined benefit pension plan covering certain Norwegian employees (the “Norwegian Plan”) were transferred to the buyer. The schedule of net periodic pension credit includes only the U.K. Plan in 2019 and combined amounts from the Norwegian and U.K. Plans in 2018.
Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$—	$23	$—	$47
Interest cost	586	588	1,179	1,189
Expected return on plan assets	(600)	(948)	(1,207)	(1,918)
Amortization of unrecognized prior service cost	8	—	16	—
Net periodic pension credit	$(6)	$(337)	$(12)	$(682)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 3.25% overall, 5.77% for equities and 2.66% for debt securities. We expect to contribute $2.3 million to the U.K. Plan for 2019, of which $1.2 million has been contributed through June 30, 2019.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2019
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
Net investment hedge	$—	$(3,999)	$—	$(3,999)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$429	$429
Net investment hedge	$—	$(3,904)	$—	$(3,904)

There were no transfers in and out of Level 3 during the six months ended June 30, 2019 and 2018.
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

Six Months Ended June 30, 2019
(unaudited)
Balance, beginning of period	$429
Foreign currency effects	(1)
Payment	(428)
Balance, end of period	$—

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2019, there were approximately 1.6 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2018, our shareholders approved the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”), which replaced the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”). In May 2019, our shareholders approved an amendment to the 2018 Plan to increase the number of authorized shares available for issuance. The 2018 Plan authorizes the issuance of share-based awards representing up to 1.2 million shares of common stock, plus the number of shares remaining available for issuance under the 2016 Plan, plus the number of shares subject to outstanding awards under specified prior plans that may become available for reissuance in certain circumstances. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to share-based compensation totaled $6.1 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2019, $16.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.1 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $3.6 million and $5.2 million for the six months ended June 30, 2019 and 2018.
Transactions involving our stock units and director stock grants during the six months ended June 30, 2019 are summarized below:

	Six Months Ended June 30, 2019
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	856	$18.79
Changes during the period:
Granted	45	$15.58
Vested and settled	(63)	$17.94
Cancelled	(33)	$19.30
Stock and stock units, end of period	805	$18.66
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $2.5 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.
Transactions involving our performance awards during the six months ended June 30, 2019 are summarized below:

	Six Months Ended June 30, 2019
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
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the six months ended June 30, 2019 and 2018 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. At June 30, 2019, there are approximately 53 thousand exercisable shares outstanding at a weighted average exercise price of $32.55. Options exercisable at June 30, 2019 had a weighted-average remaining contractual life of 2.2 years and exercise prices ranged from $21.12 to $50.47.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(30,607)	$3,904	$(7,859)	$170	$(34,392)	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)
Other comprehensive income (loss)	2,481	95	—	260	2,836	(4,935)	367	—	790	(3,778)
Balance, end of period	$(28,126)	$3,999	$(7,859)	$430	$(31,556)	$(26,301)	$3,613	$(7,221)	$6,335	$(23,574)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$2,481	$333	$2,814	$(4,935)	$892	$(4,043)
Foreign currency hedge	95	(73)	22	367	(102)	265
Total	$2,576	$260	$2,836	$(4,568)	$790	$(3,778)

14. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. As of June 30, 2019, eighty-three lawsuits are currently pending against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits seek generally unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed is alleging that our contract with Con Ed requires us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed has paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. We are unable to estimate the amount of liability to us, if any, associated with these lawsuits. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In late 2018 and early 2019, Quest Integrity settled with two of the three defendants and has appealed the ruling in the Delaware Case with the remaining defendant. In May 2019, the Court of Appeals for the Federal Circuit issued an opinion reversing and remanding the decisions of invalidity on certain claims and reversing other material aspects of the U.S. District Court of Delaware’s findings. The U. S. District Court of Delaware has scheduled a status conference for the third quarter of 2019.
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$138,658	$168,673	$265,714	$320,092
MS	144,897	148,978	266,423	281,879
Quest Integrity	32,274	26,238	53,291	44,303
Total	$315,829	$343,889	$585,428	$646,274

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$9,497	$13,281	$11,218	$20,021
MS	20,317	10,582	25,851	13,100
Quest Integrity	9,324	5,751	10,968	6,845
Corporate and shared support services	(26,134)	(27,815)	(51,561)	(52,292)
Total	$13,004	$1,799	$(3,524)	$(12,326)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,083	$2,063	$3,051	$4,398
MS	2,624	2,369	4,587	4,025
Quest Integrity	1,249	1,031	2,577	1,652
Corporate and shared support services	2,936	1,132	5,287	2,007
Total	$8,892	$6,595	$15,502	$12,082
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,401	$4,725	$8,903	$9,530
MS	5,518	8,944	10,932	18,222
Quest Integrity	999	966	1,920	1,965
Corporate and shared support services	1,461	1,344	2,895	2,717
Total	$12,379	$15,979	$24,650	$32,434
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$230,563	$242,773	$436,671	$476,149
Canada	35,330	51,164	54,651	78,532
Europe	34,882	32,471	63,378	60,696
Other foreign countries	15,054	17,481	30,728	30,897
Total	$315,829	$343,889	$585,428	$646,274
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

16. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Our restructuring and other related charges (credits), net for the three and six months ended June 30, 2019 and 2018 are summarized by program and by segment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs (credits)
IHT	$26	$967	$128	$967
MS	32	331	117	331
Quest Integrity	—	33	—	33
Corporate and shared support services	(58)	1,080	(37)	1,080
Subtotal	—	2,411	208	2,411

Grand Total	$—	$2,411	$208	$2,411
OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and entered in the deployment phase starting in the second quarter of 2018. As part of the OneTEAM Program, we decided to eliminate certain employee positions. During the six months ended June 30, 2019, we incurred severance charges of $0.2 million. We have incurred $6.9 million of severance charges cumulatively to date. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. We are currently in the second year of this three-year program and expect the program-related expenses to decline through the end of 2020.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Six Months Ended June 30, 2019
(unaudited)
Balance, beginning of period	$2,283
Charges	208
Payments	(1,829)
Balance, end of period	$662

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 6,500 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors and some of the world’s largest engineering and construction firms.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth the components of revenue and operating income (loss) from our operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$138,658	$168,673	$(30,015)	(17.8)%
MS	144,897	148,978	(4,081)	(2.7)%
Quest Integrity	32,274	26,238	6,036	23.0%
Total	$315,829	$343,889	$(28,060)	(8.2)%
Operating income (loss):
IHT	$9,497	$13,281	$(3,784)	(28.5)%
MS	20,317	10,582	9,735	92.0%
Quest Integrity	9,324	5,751	3,573	62.1%
Corporate and shared support services	(26,134)	(27,815)	1,681	6.0%
Total	$13,004	$1,799	$11,205	622.8%

Revenues. The overall lower revenues are primarily attributable to decreased activity levels within the IHT and MS segments, reflecting decreased demand and customer spending levels due to market conditions. The overall decrease was partially offset by an increase in revenues within the Quest Integrity segment. Total revenues decreased $28.1 million or 8.2% from the prior year quarter. Excluding the unfavorable impact of $3.3 million due to foreign currency exchange rate changes, total revenues decreased by $24.8 million, IHT revenues decreased by $29.1 million, MS revenues decreased by $2.1 million and Quest Integrity revenues increased by $6.4 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar, the Australian dollar and the Euro this year. Decreased activity levels in IHT were associated with volumes being negatively impacted across Canada and parts of the United States. Also, decreases of revenue due to discontinued underperforming businesses in our IHT and MS segments in late 2018 significantly impacted revenues as compared to the same period in 2018. Within Quest Integrity, the increase in revenue reflects higher activity levels in new and existing customer markets.

Operating income. Overall operating income was $13.0 million in the current year quarter compared to operating income of $1.8 million in the prior year quarter. The overall increase in operating income is primarily attributable to the MS and Quest Integrity segments, which experienced an increase in operating income of $9.7 million and $3.6 million, respectively. Additionally corporate and shared support services expenses decreased by $1.7 million. The overall increase was offset by a decrease in operating income in IHT of $3.8 million. For the three months ended June 30, 2019, operating loss includes net expenses totaling $3.7 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $8.0 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended June 30, 2019
Professional fees, legal and other[1]	$—	$—	$—	$3,730	$3,730
Restructuring and other related charges, net[2]	26	32	—	(58)	—
Total	$26	$32	$—	$3,672	$3,730
Three Months Ended June 30, 2018
Professional fees, legal and other[1]	$(1)	$8	$—	$5,827	$5,834
Restructuring and other related charges, net[2]	968	331	33	1,079	2,411
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$967	$339	$33	$6,704	$8,043
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, intellectual property legal defense costs associated with Quest Integrity, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the three months ended June 30, 2019 and June 30, 2018, includes $2.7 million and $4.1 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $6.8 million, consisting of increased operating income in MS and Quest Integrity of $9.4 million and $3.5 million, respectively, partially offset by lower operating income in IHT of $4.7 million as well as an increase in corporate and shared support services expenses of $1.4 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due to a decline in market conditions.
Interest expense. Interest expense was $7.6 million for both the prior year quarter and the current year quarter.
Loss on convertible debt embedded derivative. For the three months ended June 30, 2018, we recorded a loss of $29.3 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during this period is primarily attributable to the increase in the Company’s stock price during the period. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of May 17, 2018 and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other expense, net. Non-operating results include $0.3 million in foreign currency transaction losses in the current year quarter compared to $0.6 million in foreign currency transaction losses in the prior year quarter. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, New Zealand Dollar and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $1.0 million on the pre-tax income of $5.1 million in the current year quarter compared to a benefit of $4.1 million on the pre-tax loss of $35.4 million in the prior year quarter. The effective tax rate was a benefit of 19.5% for the three months ended June 30, 2019, compared to a benefit of 11.6% for the three months ended June 30, 2018. The effective tax rate change from prior year quarter compared to current year quarter is primarily due to the projected effective tax rate based on the correlation of domestic and foreign income and losses, a change in the benefits related to investments in foreign subsidiaries and certain permanent and discrete items.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth the components of revenue and operating income (loss) from our operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$265,714	$320,092	$(54,378)	(17.0)%
MS	266,423	281,879	$(15,456)	(5.5)%
Quest Integrity	53,291	44,303	$8,988	20.3%
Total	$585,428	$646,274	$(60,846)	(9.4)%
Operating income (loss):
IHT	$11,218	$20,021	$(8,803)	(44.0)%
MS	25,851	13,100	$12,751	97.3%
Quest Integrity	10,968	6,845	$4,123	60.2%
Corporate and shared support services	(51,561)	(52,292)	$731	1.4%
Total	$(3,524)	$(12,326)	$8,802	71.4%

Revenues. The overall lower revenues are primarily attributable to decreased activity levels within the IHT and MS segments, reflecting decreased demand and customer spending levels due to market conditions, particularly within the refining and petrochemical industries. The overall decrease was partially offset by an increase in revenues within the Quest Integrity segment. Total revenues decreased $60.8 million or 9.4% from the prior year quarter. Excluding the unfavorable impact of $6.7 million due to foreign currency exchange rate changes, total revenues decreased by $54.1 million, IHT revenues decreased by $52.4 million, MS revenues decreased by $11.5 million and Quest Integrity revenues increased by $9.8 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar, the Australian dollar and the Euro this year. Decreased activity levels in IHT were associated with volumes being negatively impacted across Canada and parts of the United States. Also, decreases of revenue due to discontinued underperforming businesses in our IHT and MS segments in late 2018 significantly impacted revenues as compared to the same period in 2018. Within Quest Integrity, the increase in revenue reflects higher activity levels in new and existing customer markets.

Operating loss. Overall operating loss was $3.5 million in the current year quarter compared to an operating loss of $12.3 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to the MS segment, which experienced an increase in operating income of $12.8 million. Additionally, operating income for Quest Integrity increased by $4.1 million and corporate and shared support service expenses decreased by $0.7 million. Partially offsetting the overall increase is a decrease in operating income in IHT of $8.8 million. For the six months ended June 30, 2019, operating loss includes net expenses totaling $9.3 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $13.2 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Six Months Ended June 30, 2019
Professional fees, legal and other[1]	$—	$—	$—	$9,099	$9,099
Restructuring and other related charges, net[2]	128	117	—	(37)	208
Total	$128	$117	$—	$9,062	$9,307
Six Months Ended June 30, 2018
Professional fees, legal and other[1]	$48	$507	$—	$10,325	$10,880
Implementation of the new Enterprise Resource Planning (“ERP”) system	—	—	—	87	87
Restructuring and other related charges, net[2]	968	331	33	1,079	2,411
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$1,016	$838	$33	$11,289	$13,176
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, intellectual property legal defense costs associated with Quest Integrity, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the six months ended June 30, 2019 and June 30, 2018, includes $5.9 million and $7.5 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $4.9 million, consisting of increased operating income in MS and Quest Integrity of $12.0 million and $4.1 million, respectively, partially offset by lower operating income in IHT of $9.7 million as well as higher corporate and shared support services expenses of $1.5 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due a decline in market conditions.
Interest expense. Interest expense decreased from $15.2 million in the prior year to $15.0 million in the current year. The decrease is due to lower overall debt balances outstanding.
Loss on convertible debt embedded derivative. For the six months ended June 30, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during this period is primarily attributable to the increase in the Company’s stock price during the period. As discussed further in Note 8 to the condensed consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of May 17, 2018 and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other expense, net. Non-operating results include $0.2 million in foreign currency transaction losses in the current year compared to $1.0 million in foreign currency transaction losses in the prior year. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, New Zealand Dollar and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $0.7 million on the pre-tax loss of $18.8 million in the current year compared to a benefit of $9.1 million on the pre-tax loss of $52.7 million in the prior year. The effective tax rate was a provision of 3.5% for the six months ended June 30, 2019, compared to a benefit of 17.2% for the six months ended June 30, 2018. The effective tax rate change from prior year quarter compared to current year quarter are primarily due to the projected effective tax rate based on the correlation of domestic and foreign income and losses, a change in the benefits related to investments in foreign subsidiaries and certain permanent and discrete items.

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

Credit Facility. In July 2015, we renewed our banking credit facility (the “Credit Facility”). In accordance with the second amendment to the Credit Facility, which was signed in February 2016, the Credit Facility had a borrowing capacity of up to $600.0 million and consisted of a $400.0 million, five-year revolving loan facility and a $200.0 million five-year term loan facility. The swing line facility is $35.0 million. On July 31, 2017, we completed the issuance of $230.0 million of 5.00% convertible senior notes in a private offering (the “Offering,” which is described further below) and used the proceeds from the Offering to repay in full the then-outstanding term-loan portion of our Credit Facility and a portion of the outstanding revolving borrowings. Concurrent with the completion of the Offering and the repayment of outstanding borrowings discussed above, we entered into the sixth amendment to the Credit Facility, effective as of June 30, 2017, which reduced the capacity of the Credit Facility to a $300 million revolving loan facility, subject to a borrowing availability test (based on eligible accounts, inventory and fixed assets). The Credit Facility matures in July 2020, bears interest based on a variable Eurodollar rate option (LIBOR plus 3.00% margin at June 30, 2019) and has commitment fees on unused borrowing capacity (0.50% at June 30, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Credit Facility contains financial covenants, which were amended in March 2018 pursuant to the seventh amendment (the “Seventh Amendment”) to the Credit Facility. The Seventh Amendment eliminated the ratio of consolidated funded debt to consolidated EBITDA (the “Total Leverage Ratio,” as defined in the Credit Facility agreement) covenant through the remainder of the term of the Credit Facility and also modified both the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement) as follows. The Company is required to maintain a maximum Senior Secured Leverage Ratio of not more than 3.50 to 1.00 as of June 30, 2019 and not more than 2.75 to 1.00 as of September 30, 2019 and each quarter thereafter. With respect to the Interest Coverage Ratio, the Company is required to maintain a ratio of not less than 2.50 to 1.00 as of June 30, 2019 and each quarter thereafter. As of June 30, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and the Interest Coverage Ratio stood at 2.66 to 1.00 and 2.81 to 1.00, respectively, as of June 30, 2019. At June 30, 2019, we had $12.8 million of cash on hand and had approximately $56 million of available borrowing capacity through our Credit Facility. As of June 30, 2019, we had $1.3 million of unamortized debt issuance costs that are being amortized over the life of the Credit Facility. As noted above, the Credit Facility matures on July 7, 2020. We have the intent to secure financing to meet future capital needs. These options include either amending and extending the Credit Facility or seeking other forms of financing.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $17.6 million at June 30, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project and entered into the deployment phase in the second quarter of 2018. We incurred $2.7 million and $5.9 million of expenses during the three and six months ended June 30, 2019, respectively, related to professional fees associated with the project. Additionally, we incurred $0.2 million of severance-related costs during the six months ended June 30, 2019 related to the elimination of certain employee positions in conjunction with the project. We expect to incur various additional expenses associated with the execution of OneTEAM through 2020 with funding provided by our operating cash flows and the Credit Facility. Currently, we estimate that total expenses for the OneTEAM initiative will not exceed $30 million. By 2020, the Company expects to ultimately achieve annual cost efficiencies of $35 million to $45 million related to the project. OneTEAM savings realized during the three and six months ended June 30, 2019 were approximately $6.1 million and $11.6 million, respectively. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.

Cash and cash equivalents. Our cash and cash equivalents at June 30, 2019 totaled $12.8 million, of which $11.6 million was in foreign accounts, primarily in Europe, the Middle East, Australia and Trinidad.
Cash flows attributable to our operating activities. For the six months ended June 30, 2019, net cash provided by operating activities was $5.6 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $24.7 million, non-cash compensation costs of $6.1 million and amortization of deferred loan costs and debt discount of $3.7 million, largely offset by the net loss of $18.1 million and an increase in working capital of $13.0 million.
For the six months ended June 30, 2018, net cash used in operating activities was $17.7 million. Negative operating cash flow was primarily attributable to net loss of $43.6 million, an increase in working capital of $34.9 million and deferred income tax benefits of $10.4 million, partially offset by depreciation and amortization of $32.4 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, non-cash compensation costs of $7.0 million and a provision for doubtful accounts of $5.6 million.
Cash flows attributable to our investing activities. For the six months ended June 30, 2019, net cash used in investing activities was $13.5 million, consisting primarily of $14.4 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the six months ended June 30, 2018, net cash used in investing activities was $11.1 million, consisting primarily of $12.1 million for capital expenditures.
Cash flows attributable to our financing activities. For the six months ended June 30, 2019, net cash provided by financing activities was $2.4 million consisting primarily of $3.3 million of net debt borrowings under the revolving portion of our Credit Facility, partially offset by $0.4 million of contingent consideration payments and $0.4 million in payments related to withholding taxes for share-based payment arrangements.
For the six months ended June 30, 2018, net cash provided by financing activities was $19.0 million consisting primarily of $21.2 million of net debt borrowings under the revolving portion of our Credit Facility, partially offset by $1.1 million of contingent consideration payments and $0.9 million of debt issuance costs associated with an amendment to the Credit Facility.
Effect of exchange rate changes on cash. For the six months ended June 30, 2019 and 2018, the effect of exchange rate changes on cash was a negative impact of $24 thousand and a negative impact of $1.4 million, respectively. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Euro, the Australian Dollar and the British Pound. The negative impact in the prior year is primarily due to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian dollar, the Australian Dollar, the Euro, the British Pound, the Brazilian Real and the New Zealand Dollar.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2018 Form 10-K beginning on page 37. Effective January 1, 2019, we adopted the lease standard, ASC 842, on a modified retrospective basis. Additional information on ASC 842, including the effects of adoption, is set forth in Notes 1 and 9 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the six months ended June 30, 2019.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the six months ended June 30, 2019 were $0.2 million, while during the six months ended June 30, 2018 we incurred foreign currency transaction losses of $1.0 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Euro, while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the Brazilian Real, the Euro and the British Pound.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2019 and June 30, 2018.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $2.5 million for the six months ended June 30, 2019.
We had foreign currency-based revenues and operating income of approximately $146.3 million and $2.4 million, respectively, for the six months ended June 30, 2019. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $14.6 million and $0.2 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at June 30, 2019, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of June 30, 2019, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $198.3 million as of June 30, 2019, while the estimated fair value of the Notes was $235.1 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

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
Changes in internal control over financial reporting. We adopted ASU No. 2016-02, which establishes ASC Topic 842, Leases (“Topic 842”) and its related amendments, as of January 1, 2019, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Form 10-Q. We assessed and modified our internal controls in order to facilitate adoption of Topic 842, primarily related to the implementation of a new lease accounting system and modifications to related processes. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEAM, INC. (Registrant)

Date: August 8, 2019	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)