Form 10-Q
period 2019-09-30
TEAM INC
filed 2019-11-08
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,364,416 shares of common stock, par value $0.30, outstanding as of November 1, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,268	$18,288
Receivables, net of allowance of $12,582 and $15,182	263,505	268,352
Inventory	43,223	48,540
Income tax receivable	3,661	331
Prepaid expenses and other current assets	22,309	19,445
Total current assets	342,966	354,956
Property, plant and equipment, net	192,764	194,794
Intangible assets, net of accumulated amortization of $92,993 and $82,406	120,498	131,372
Operating lease right-of-use assets	64,605	—
Goodwill	280,670	281,650
Other assets, net	7,304	7,397
Deferred income taxes	6,613	7,652
Total assets	$1,015,420	$977,821
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	4,033	569
Current portion of operating lease obligations	17,036	—
Accounts payable	49,955	44,074
Other accrued liabilities	94,689	95,308
Total current liabilities	165,713	139,951
Deferred income taxes	5,388	6,106
Long-term debt and finance lease obligations	341,684	356,814
Operating lease obligations	52,235	—
Defined benefit pension liability	8,888	10,940
Other long-term liabilities	1,853	6,910
Total liabilities	575,761	520,721
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,339,999 and 30,184,330 shares issued, respectively	9,100	9,053
Additional paid-in capital	408,837	400,989
Retained earnings	55,824	81,450
Accumulated other comprehensive loss	(34,102)	(34,392)
Total equity	439,659	457,100
Total liabilities and equity	$1,015,420	$977,821

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Revised)		(Revised)
Revenues	$290,079	$290,856	$875,507	$937,130
Operating expenses	207,044	220,717	631,928	694,275
Gross margin	83,035	70,139	243,579	242,855
Selling, general and administrative expenses	84,647	87,786	248,507	270,619
Restructuring and other related charges, net	228	2,047	436	4,458
Gain on revaluation of contingent consideration	—	—	—	(202)
Operating income (loss)	(1,840)	(19,694)	(5,364)	(32,020)
Interest expense, net	7,647	8,022	22,658	23,250
Loss on convertible debt embedded derivative (see Note 8)	—	—	—	24,783
Other expense, net	116	123	371	455
Income (loss) before income taxes	(9,603)	(27,839)	(28,393)	(80,508)
Less: Provision (benefit) for income taxes	(2,546)	(4,313)	(3,210)	(13,377)
Net income (loss)	$(7,057)	$(23,526)	$(25,183)	$(67,131)

Earnings (loss) per common share:
Basic	$(0.23)	$(0.78)	$(0.83)	$(2.24)
Diluted	$(0.23)	$(0.78)	$(0.83)	$(2.24)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Revised)		(Revised)
Net income (loss)	$(7,057)	$(23,526)	$(25,183)	$(67,131)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(2,954)	516	(473)	(4,419)
Foreign currency hedge	556	97	651	464
Other comprehensive income (loss), before tax	(2,398)	613	178	(3,955)
Tax (provision) benefit attributable to other comprehensive income (loss)	(148)	202	112	992
Other comprehensive income (loss), net of tax	(2,546)	815	290	(2,963)
Total comprehensive income (loss)	$(9,603)	$(22,711)	$(24,893)	$(70,094)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2019	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle, net of tax	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Vesting of stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217
Net income	—	—	—	6,102	—	6,102
Foreign currency translation adjustment, net of tax	—	—	—	—	1,005	1,005
Foreign currency hedge, net of tax	—	—	—	—	(188)	(188)
Non-cash compensation	—	—	3,648	—	—	3,648
Vesting of stock awards	46	14	(23)	—	—	(9)
Other[1]	—	—	—	324	—	324
Balance at June 30, 2019	30,293	$9,086	$406,688	$62,881	$(31,556)	$447,099
Net loss	—	—	—	(7,057)	—	(7,057)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,014)	(3,014)
Foreign currency hedge, net of tax	—	—	—	—	468	468
Non-cash compensation	—	—	2,588	—	—	2,588
Vesting of stock awards	47	14	(439)	—	—	(425)
Balance at September 30, 2019	30,340	$9,100	$408,837	$55,824	$(34,102)	$439,659

Balance at January 1, 2018	29,953	$8,984	$352,500	$135,486	$(19,796)	$477,174
Adoption of new accounting principle, net of tax	—	—	—	6,780	—	6,780
Net loss	—	—	—	(12,264)	—	(12,264)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2)	(2)
Foreign currency hedge, net of tax	—	—	—	—	(315)	(315)
Non-cash compensation	—	—	2,420	—	—	2,420
Vesting of stock awards	34	10	(235)	—	—	(225)
Balance at March 31, 2018	29,987	$8,994	$354,685	$130,002	$(20,113)	$473,568
Net loss	—	—	—	(31,341)	—	(31,341)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,041)	(4,041)
Foreign currency hedge, net of tax	—	—	—	—	580	580
Issuance of convertible debt, net of tax	—	—	37,540	—	—	37,540
Non-cash compensation	—	—	4,585	—	—	4,585
Vesting of stock awards	32	10	(10)	—	—	—
Balance at June 30, 2018	30,019	$9,004	$396,800	$98,661	$(23,574)	$480,891
Net loss	—	—	—	(23,526)	—	(23,526)
Foreign currency translation adjustment, net of tax	—	—	—	—	733	733
Foreign currency hedge, net of tax	—	—	—	—	82	82
Non-cash compensation	—	—	2,408	—	—	2,408
Vesting of stock awards	4	1	(45)	—	—	(44)
Balance at September 30, 2018	30,023	$9,005	$399,163	$75,135	$(22,759)	$460,544
_________________

1	Amount reflects a revision of tax effects for the adoption of ASC 842. Further discussion on the effects of adoption are set forth in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:		(Revised)
Net loss	$(25,183)	$(67,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,700	48,466
Amortization of deferred loan costs and debt discounts	5,691	5,208
Provision for doubtful accounts	(440)	9,432
Foreign currency (gain) loss	348	1,457
Deferred income taxes	261	(14,319)
Gain on revaluation of contingent consideration	—	(202)
(Gain) loss on asset disposal	(137)	(900)
Loss on convertible debt embedded derivative	—	24,783
Non-cash compensation cost	8,670	9,414
Other, net	(1,398)	(2,911)
(Increase) decrease:
Receivables	4,384	(11,409)
Inventory	5,030	(2,632)
Prepaid expenses and other current assets	(3,490)	1,544
Increase (decrease):
Accounts payable	4,537	(6,560)
Other accrued liabilities	1,005	10,058
Income taxes	(2,959)	1,004
Net cash provided by (used in) operating activities	33,019	5,302
Cash flows from investing activities:
Capital expenditures[1]	(23,199)	(19,394)
Proceeds from disposal of assets	802	1,464
Other	38	(462)
Net cash used in investing activities	(22,359)	(18,392)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	(64,886)	6,370
Borrowings under term loan, net of debt discount	49,745	—
Contingent consideration payments	(428)	(1,106)
Debt issuance costs on Credit Facility	(1,475)	(855)
Payments related to withholding tax for share-based payment arrangements	(776)	(269)
Other	(230)	—
Net cash provided by (used in) financing activities	(18,050)	4,140
Effect of exchange rate changes on cash	(630)	(1,647)
Net decrease in cash and cash equivalents	(8,020)	(10,597)
Cash and cash equivalents at beginning of period	18,288	26,552
Cash and cash equivalents at end of period	$10,268	$15,955
_____________
1    Excludes accrued capital expenditures for the nine months ended September 30, 2019 only.

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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 6,900 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors, and some of the world’s largest engineering and construction firms.
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our credit facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of September 30, 2019 and December 31, 2018 is $254.6 million and $231.5 million, respectively (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 11) measurement, determined based on the observed trading price of these instruments.
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
There was $280.7 million of goodwill at September 30, 2019 and $281.7 million at December 31, 2018. A rollforward of goodwill for the nine months ended September 30, 2019 is as follows (in thousands):

	Nine Months Ended September 30, 2019
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$192,608	$55,627	$33,415	$281,650
Foreign currency adjustments	178	(613)	(545)	(980)
Balance at end of period	$192,786	$55,014	$32,870	$280,670
There was $75.2 million of accumulated impairment losses at September 30, 2019 and December 31, 2018, comprised of $21.1 million and $54.1 million for IHT and MS, respectively, which relate to impairment losses recognized in the third quarter of 2017.
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

Amounts used in basic and diluted earnings (loss) per share, for the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,300	30,021	30,267	30,000
Stock options, stock units and performance awards	—	—	—	—
Convertible Senior Notes	—	—	—	—
Total shares and dilutive securities	30,300	30,021	30,267	30,000
For both the three and nine months ended September 30, 2019 and 2018, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three and nine months ended September 30, 2019 and 2018, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 8 and Note 12, respectively.
Revision to prior period consolidated financial statements. As noted in the previously issued 2018 Form 10-K, the Company identified errors in its previously issued 2018 unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018. These prior period errors are related to the measurement of valuation allowances on deferred tax assets. The prior period condensed consolidated financial statements and other affected prior period financial information have been revised to correct these errors. The effect of correcting the errors decreased our income tax benefit and unfavorably impacted our net loss by $0.7 million for the three months ended September 30, 2018, but increased our income tax benefit and favorably impacted our net loss by $6.0 million for the nine months ended September 30, 2018. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.

The table below provides a summary of the financial statement line items which were impacted by these error corrections (in thousands, except per share data):

	Three Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Provision (benefit) for income taxes	$(4,977)	$664	$(4,313)
Net loss	$(22,862)	$(664)	$(23,526)

Loss per common share:
Basic	$(0.76)	(0.02)	$(0.78)
Diluted	$(0.76)	(0.02)	$(0.78)

	Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(unaudited)	(unaudited)	(unaudited)
Effect on condensed consolidated statement of operations
Provision (benefit) for income taxes	$(7,331)	$(6,046)	$(13,377)
Net loss	$(73,177)	$6,046	$(67,131)

Loss per common share:
Basic	$(2.44)	0.20	$(2.24)
Diluted	$(2.44)	0.20	$(2.24)
Newly Adopted Accounting Principles
Topic 842 - Leases. In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”), which establishes Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), replaced previous lease accounting guidance along with subsequent ASUs issued in 2018 to clarify certain provisions of ASU 2016-02. ASC 842 changes the accounting for leases, including a requirement to record leases with terms of greater than twelve months on the balance sheet as assets and liabilities. ASC 842 also requires us to expand our financial statement disclosures on leasing activities.
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

Accounting Principles Not Yet Adopted

ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with subsequent ASUs issued in 2019 to clarify certain provisions of ASU 2016-13, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets that are not measured at fair value, including trade accounts receivable. ASU No. 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2020. We are currently evaluating the impact this ASU will have on our financial statements, but we do not expect such adoption to have a material impact on our results of operations or financial position.

ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in Topic 350. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU No. 2018-15 will be effective for us as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statements, but we do not expect such adoption to have a material impact on our results of operations, financial position or cash flows.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and nine months ended September 30, 2019 and 2018.
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

Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$121,772	$4,607	$126,379	$143,508	$4,021	$147,529
MS	101,929	33,696	135,625	80,714	38,297	119,011
Quest Integrity	18,370	9,705	28,075	15,958	8,358	24,316
Total	$242,071	$48,008	$290,079	$240,180	$50,676	$290,856

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$379,460	$12,633	$392,093	$456,701	$10,920	$467,621
MS	296,557	105,491	402,048	292,502	108,388	400,890
Quest Integrity	57,376	23,990	81,366	45,658	22,961	68,619
Total	$733,393	$142,114	$875,507	$794,861	$142,269	$937,130

	Three Months Ended September 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$102,448	$100	$16,500	$7,331	$126,379
MS	—	134,096	382	1,147	135,625
Quest Integrity	28,075	—	—	—	28,075
Total	$130,523	$134,196	$16,882	$8,478	$290,079

	Three Months Ended September 30, 2018
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$119,088	$3,194	$17,019	$8,228	$147,529
MS	85	117,147	818	961	119,011
Quest Integrity	24,316	—	—	—	24,316
Total	$143,489	$120,341	$17,837	$9,189	$290,856
_________________

1	This service type is inclusive of the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the Form 10-Q for the third quarter of 2018.

	Nine Months Ended September 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$313,375	$598	$52,804	$25,316	$392,093
MS	—	396,493	2,041	3,514	402,048
Quest Integrity	81,366	—	—	—	81,366
Total	$394,741	$397,091	$54,845	$28,830	$875,507

	Nine Months Ended September 30, 2018
	(unaudited)
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$376,244	$9,077	$58,774	$23,526	$467,621
MS	240	394,521	1,761	4,368	400,890
Quest Integrity	68,619	—	—	—	68,619
Total	$445,103	$403,598	$60,535	$27,894	$937,130
_________________

1	This service type is inclusive of the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the Form 10-Q for the third quarter of 2018.
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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable, net[1]	$263,505	$268,352
Contract assets[2]	$6,224	$5,745
Contract liabilities[3]	$1,181	$1,784
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $0.5 million increase in our contract assets from December 31, 2018 to September 30, 2019 is due to more fixed price contracts in progress at September 30, 2019 as compared to December 31, 2018. Contract liabilities as of September 30, 2019 have decreased as compared to December 31, 2018 due to our completion of performance obligations during the year ended December 31, 2018 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2018 was recognized as revenue during the subsequent quarter.

Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of September 30, 2019. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2019. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of September 30, 2019, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Trade accounts receivable	$178,745	$207,266
Unbilled receivables	97,342	76,268
Allowance for doubtful accounts	(12,582)	(15,182)
Total	$263,505	$268,352

4. INVENTORY
A summary of inventory as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$8,031	$8,448
Work in progress	3,862	3,900
Finished goods	31,330	36,192
Total	$43,223	$48,540

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Land	$6,360	$6,376
Buildings and leasehold improvements	58,375	57,006
Machinery and equipment	277,692	269,084
Furniture and fixtures	10,703	10,253
Capitalized Enterprise Resource Planning system development costs	46,637	46,637
Computers and computer software	22,008	15,826
Automobiles	4,638	4,879
Construction in progress	11,777	6,550
Total	438,190	416,611
Accumulated depreciation and amortization	(245,426)	(221,817)
Property, plant and equipment, net	$192,764	$194,794
Included in the table above are assets under finance leases of $5.2 million as of both September 30, 2019 and December 31, 2018, net of accumulated amortization. Depreciation expense for the three months ended September 30, 2019 and 2018 was $8.4 million and $8.9 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $25.7 million and $27.1 million, respectively.

6. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019			December 31, 2018
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,727	$(60,440)	$114,287	$174,894	$(51,160)	$123,734
Non-compete agreements	5,414	(5,174)	240	5,433	(4,882)	551
Trade names	24,679	(20,983)	3,696	24,753	(20,594)	4,159
Technology	7,827	(5,775)	2,052	7,847	(5,187)	2,660
Licenses	844	(621)	223	851	(583)	268
Total	$213,491	$(92,993)	$120,498	$213,778	$(82,406)	$131,372
Amortization expense on intangible assets for the three months ended September 30, 2019 and September 30, 2018 was $3.6 million and $7.1 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2019 and 2018 was $11.0 million and $21.4 million, respectively.

7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Payroll and other compensation expenses	$59,040	$47,988
Insurance accruals	13,400	16,001
Property, sales and other non-income related taxes	5,688	7,271
Lease commitments	35	1,145
Contract liabilities	1,181	1,784
Accrued commission	3,341	2,290
Accrued interest	2,138	5,261
Volume discount	3,811	4,322
Contingent consideration	—	429
Professional fees	1,350	1,219
Other	4,705	7,598
Total	$94,689	$95,308

8. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
As of September 30, 2019 and December 31, 2018, our long-term debt is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Credit Facility revolver	$90,674	$156,843
Credit Facility term loan[1]	49,691	—
Total Credit Facility	140,365	156,843
Convertible debt[2]	199,963	195,184
Finance lease obligations	5,389	5,356
Total long-term debt and finance lease obligations	345,717	357,383
Less: current portion of long-term debt and finance lease obligations	4,033	569
Total long-term debt and finance lease obligations, less current portion	$341,684	$356,814
_________________

1	Comprised of principal amount outstanding, less unamortized discount and issuance costs.

2	Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
On August 30, 2019, we renewed our banking credit facility (the “Credit Facility”) under the eighth amendment (the “Eighth Amendment”) to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015. In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100.0 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures in July 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 3.50% margin at September 30, 2019) and has commitment fees on unused borrowing capacity (0.55% at September 30, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Eighth Amendment amended the financial covenants in the Credit Facility by eliminating the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement), adding the ratio of consolidated funded indebtedness to consolidated EBITDA (the "Net Leverage Ratio," as defined in the Credit Facility agreement), adding the ratio of the sum of consolidated EBITDA less taxes and capital expenditures paid in cash to consolidated debt service (the "Debt Service Coverage Ratio," as defined in the Credit Facility agreement) and modifying the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement). The financial covenant requirements under the Eighth Amendment are summarized in the table below.

Fiscal Quarter Ending	Maximum Senior Secured Leverage Ratio
September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	2.75 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	2.50 to 1.00

Fiscal Quarter Ending	Maximum Net Leverage Ratio
March 31, 2020	5.50 to 1.00
June 30, 2020	5.25 to 1.00
September 30, 2020	5.00 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	4.50 to 1.00

Fiscal Quarter Ending	Minimum Debt Service Coverage Ratio
September 30, 2019	1.10 to 1.00
December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	1.25 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	1.50 to 1.00
As of September 30, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and Debt Service Coverage Ratio stood at 2.00 to 1.00 and 1.97 to 1.00, respectively, as of September 30, 2019. We are not bound by a covenant with respect to the Net Leverage Ratio until March 31, 2020, however, as of September 30, 2019 this ratio stood at 5.00 to 1.00. At September 30, 2019, we had $10.3 million of cash on hand and had approximately $59 million of available borrowing capacity through our Credit Facility. As of September 30, 2019, we had $2.4 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $18.5 million at September 30, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

Accounting Treatment of the Notes

As of September 30, 2019 and December 31, 2018, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(5,033)	(5,834)
Unamortized discount	(25,004)	(28,982)
Net carrying amount of the liability component[1]	$199,963	$195,184

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________

1	Included in the “Long-term debt” line of the condensed consolidated balance sheets.

2	Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

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
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. While the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, the Company concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. We recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the condensed consolidated statements of operations were $24.8 million for the nine months ended September 30, 2018.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2019	2018	2019	2018
Coupon interest	$2,875	$2,875	$8,625	$8,625
Amortization of debt discount and issuance costs	1,633	1,493	4,778	4,371
Total interest expense on convertible senior notes	$4,508	$4,368	$13,403	$12,996

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of September 30, 2019, the remaining amortization period for the debt discount and issuance costs is 46 months.

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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At September 30, 2019, the €12.3 million borrowing had a U.S. Dollar value of $13.4 million.
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
The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives Classified as Hedging Instruments
Net investment hedge	$556	$97	$—	$—	$651	$464	$—	$—

					Gain (Loss) Recognized in Income (Loss)[1]
					Three Months Ended September 30,		Nine Months Ended September 30,
					(unaudited)		(unaudited)
					2019	2018	2019	2018
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt					$—	$—	$—	$(24,783)

_________________
1    Reflected as “Loss on convertible debt embedded derivative” in the condensed consolidated statements of operations.
The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	September 30, 2019			December 31, 2018
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(4,555)	Liability	Long-term debt	$(3,904)

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments and short-term lease payments (leases with initial terms less than 12 months) are expensed as incurred.

We have lease agreements with lease and non-lease components for certain equipment, office, and vehicle leases. We have elected the practical expedient to not separate lease and non-lease components and account for both as a single lease component.

We have operating and finance leases primarily for equipment, real estate, and vehicles. Our leases have remaining lease terms of 1 year to 15 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Operating lease costs	$7,659	$23,042
Variable lease costs	1,774	4,702
Finance lease costs:
Amortization of right-of-use assets	106	214
Interest on lease liabilities	78	251
Total lease cost	$9,617	$28,209

Other information related to leases are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6,025	18,210
Operating cash flows from finance leases	85	305
Financing cash flows from finance leases	62	201
Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,411	11,192
Finance leases	—	290

As of September 30, 2019, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2019 (excluding the nine months ended September 30, 2019)	$5,731	$146
2020	20,033	584
2021	14,773	588
2022	12,004	592
2023	9,730	542
Thereafter	25,348	5,640
Total future minimum lease payments	87,619	8,092
Less: Interest	(18,348)	(2,703)
Present value of lease liabilities	$69,271	$5,389

As of December 31, 2018, we disclosed the following undiscounted future gross minimum lease payments for non-cancellable operating and finance leases (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2019	$23,315	$583
2020	16,858	500
2021	12,577	504
2022	9,873	524
2023	7,846	525
Thereafter	23,224	5,631
Total minimum lease payments	$93,693	$8,267
Less: Interest on finance leases		(2,911)
Total principal payable on finance leases		$5,356

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

September 30, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$64,605
Current portion of operating lease obligations	17,036
Operating lease obligations (non-current)	52,235

Finance Leases:
Property, plant and equipment, net	$5,226
Current portion of long-term debt and finance lease obligations	283
Long-term debt and finance lease obligations	5,106

Weighted average remaining lease term
Operating leases	6 years
Finance leases	14 years
Weighted average discount rate
Operating leases	8.4%
Finance lease	6.3%

As of September 30, 2019, we have no material additional operating and finance leases that have not yet commenced.

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
Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$—	$23	$—	$70
Interest cost	561	563	1,740	1,752
Expected return on plan assets	(574)	(909)	(1,781)	(2,827)
Amortization of unrecognized prior service cost	8	—	24	—
Net periodic pension credit	$(5)	$(323)	$(17)	$(1,005)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 3.25% overall, 5.77% for equities and 2.66% for debt securities. We expect to contribute $2.3 million to the U.K. Plan for 2019, of which $1.7 million has been contributed through September 30, 2019.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2019
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
Net investment hedge	$—	$(4,555)	$—	$(4,555)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration	$—	$—	$429	$429
Net investment hedge	$—	$(3,904)	$—	$(3,904)

There were no transfers in and out of Level 3 during the nine months ended September 30, 2019 and 2018.
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

Nine Months Ended September 30, 2019
(unaudited)
Balance, beginning of period	$429
Foreign currency effects	(1)
Payment	(428)
Balance, end of period	$—

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2019, there were approximately 1.5 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $8.7 million and $9.4 million for the nine months ended September 30, 2019 and 2018, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2019, $13.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.0 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $4.6 million and $6.2 million for the nine months ended September 30, 2019 and 2018.
Transactions involving our stock units and director stock grants during the nine months ended September 30, 2019 are summarized below:

	Nine Months Ended September 30, 2019
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	856	$18.79
Changes during the period:
Granted	45	$15.58
Vested and settled	(133)	$15.55
Cancelled	(54)	$18.75
Stock and stock units, end of period	714	$19.19
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $4.0 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Transactions involving our performance awards during the nine months ended September 30, 2019 are summarized below:

	Nine Months Ended September 30, 2019
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	495	$14.47	145	$17.88
Changes during the period:
Granted	127	$25.24	127	$18.42
Vested and settled	(105)	$16.04	(35)	$25.40
Cancelled	(11)	$16.78	(12)	$23.66
Performance stock units, end of period	506	$16.63	225	$17.00
_________________

1	Performance units with variable payouts are shown at target level of performance.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the nine months ended September 30, 2019 and 2018 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. At September 30, 2019, there are approximately 53 thousand exercisable shares outstanding at a weighted average exercise price of $32.55. Options exercisable at September 30, 2019 had a weighted-average remaining contractual life of 1.9 years and exercise prices ranged from $21.12 to $50.47.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(30,607)	$3,904	$(7,859)	$170	$(34,392)	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)
Other comprehensive income (loss)	(473)	651	—	112	290	(4,419)	464	—	992	(2,963)
Balance, end of period	$(31,080)	$4,555	$(7,859)	$282	$(34,102)	$(25,785)	$3,710	$(7,221)	$6,537	$(22,759)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(473)	$273	$(200)	$(4,419)	$1,108	$(3,311)
Foreign currency hedge	651	(161)	490	464	(116)	348
Total	$178	$112	$290	$(3,955)	$992	$(2,963)

14. COMMITMENTS AND CONTINGENCIES
Con Ed Matter—We have, from time to time, provided temporary leak repair services to the steam system of Consolidated Edison Company of New York (“Con Ed”) located in New York City. In July 2007, a Con Ed steam main located in midtown Manhattan ruptured resulting in one death and other injuries and property damage. Lawsuits were filed against Con Ed, the City of New York and Team in the Supreme Court of New York, alleging that our temporary leak repair services may have contributed to the cause of the rupture, allegations which we dispute. The lawsuits sought unspecified compensatory damages for personal injury, property damage and business interruption. Additionally, Con Ed alleged that our contract with Con Ed required us to fully indemnify and defend Con Ed for all claims asserted against Con Ed including those amounts that Con Ed paid to settle with certain plaintiffs for undisclosed sums as well as Con Ed’s own alleged damages to its infrastructure. Con Ed filed an action to join Team and the City of New York as defendants in all lawsuits filed against Con Ed that did not include Team and the City of New York as direct defendants. In October 2019, Con Ed and Team entered into a comprehensive settlement agreement wherein both parties agreed to settle the dispute and release all claims asserted against each other in the lawsuit. Twenty-three lawsuits, alleging property damage and non-critical injuries, are pending with Team named as a direct defendant. We expect that each of these claims will settle for nominal amounts over the next several months. We maintain insurance coverage, subject to a deductible limit of $250,000, which we believe should cover these claims. We have not accrued any liability in excess of the deductible limit for the lawsuits. We do not believe the ultimate outcome of these matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Patent Infringement Matters—In December 2014, our subsidiary, Quest Integrity Group, LLC, filed three patent infringement lawsuits against three different defendants, two in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringed Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection”. This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to Quest Integrity’s underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking temporary and permanent injunctive relief, as well as monetary damages. Defendants have denied they infringe any valid claim of Quest Integrity’s patent, and have asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied our motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using our patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In late 2018 and early 2019, Quest Integrity settled with two of the three defendants and has appealed the ruling in the Delaware Case with the remaining defendant. In May 2019, the Court of Appeals for the Federal Circuit issued an opinion reversing and remanding the decisions of invalidity on certain claims and reversing other material aspects of the U.S. District Court of Delaware’s findings. The U. S. District Court of Delaware has scheduled the remanded trial for the second quarter of 2020.
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
Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$126,379	$147,529	$392,093	$467,621
MS	135,625	119,011	402,048	400,890
Quest Integrity	28,075	24,316	81,366	68,619
Total	$290,079	$290,856	$875,507	$937,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$6,640	$8,754	$17,858	$28,775
MS	15,871	(9,086)	41,722	4,014
Quest Integrity	7,122	5,255	18,090	12,100
Corporate and shared support services	(31,473)	(24,617)	(83,034)	(76,909)
Total	$(1,840)	$(19,694)	$(5,364)	$(32,020)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,588	$1,537	$5,639	$5,935
MS	3,795	4,930	8,382	8,955
Quest Integrity	1,038	610	3,615	2,262
Corporate and shared support services	1,845	235	7,132	2,242
Total	$9,266	$7,312	$24,768	$19,394
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$4,390	$4,649	$13,293	$14,179
MS	5,411	8,911	16,343	27,133
Quest Integrity	814	1,025	2,734	2,990
Corporate and shared support services	1,435	1,447	4,330	4,164
Total	$12,050	$16,032	$36,700	$48,466
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$204,659	$207,655	$641,330	$683,804
Canada	37,412	32,525	92,063	111,057
Europe	32,180	32,746	95,558	93,442
Other foreign countries	15,828	17,930	46,556	48,827
Total	$290,079	$290,856	$875,507	$937,130
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net for the three and nine months ended September 30, 2019 and 2018 are summarized by program and by segment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs
IHT	$—	$468	$128	$1,436
MS	—	408	117	739
Quest Integrity	62	7	62	40
Corporate and shared support services	166	1,164	129	2,243
Subtotal	228	2,047	436	4,458

Grand Total	$228	$2,047	$436	$4,458
OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and entered in the deployment phase starting in the second quarter of 2018. As part of the OneTEAM Program, we decided to eliminate certain employee positions. During the nine months ended September 30, 2019, we incurred severance charges of $0.4 million. We have incurred $7.2 million of OneTEAM severance charges cumulatively to date. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. In addition to the impacted employee positions, certain locations may be shut down or consolidated during this process. We are currently in the second year of this three-year program and expect the program-related expenses to continue through the end of 2020.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Nine Months Ended September 30, 2019
(unaudited)
Balance, beginning of period	$2,283
Charges	436
Payments	(2,205)
Balance, end of period	$514

For the three and nine months ended September 30, 2019, we also incurred professional fees of $3.8 million and $9.8 million, respectively, associated with OneTEAM while during the three and nine months ended September 30, 2018, we incurred $4.3 million and $11.8 million, respectively.

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
We offer these services globally through over 200 locations in 20 countries throughout the world with approximately 6,900 employees. We market our services to companies in a diverse array of heavy industries which include the petrochemical, refining, power, pipeline, steel, pulp and paper industries, as well as municipalities, shipbuilding, original equipment manufacturers (“OEMs”), distributors and some of the world’s largest engineering and construction firms.

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2019 compared to September 30, 2018. The results were highlighted by continued reductions of costs as a result of the OneTeam Program which was deployed in the second quarter of 2018. This program has identified and delivered on cost reductions throughout the organization. The nine months results have generated continued strong cash flows over the prior year comparative period from operating activities with in excess of $33 million for the nine months ended September 30, 2019 as compared to $5.3 million for the nine months ended September 30, 2018.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth the components of revenue and operating income (loss) from our operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$126,379	$147,529	$(21,150)	(14.3)%
MS	135,625	119,011	16,614	14.0%
Quest Integrity	28,075	24,316	3,759	15.5%
Total	$290,079	$290,856	$(777)	(0.3)%
Operating income (loss):
IHT	$6,640	$8,754	$(2,114)	(24.1)%
MS	15,871	(9,086)	24,957	274.7%
Quest Integrity	7,122	5,255	1,867	35.5%
Corporate and shared support services	(31,473)	(24,617)	(6,856)	(27.9)%
Total	$(1,840)	$(19,694)	$17,854	90.7%

Revenues. The slight decrease in overall revenues is primarily attributable to lower revenues within the IHT segment reflecting decreased activity levels, majority of which was offset by increases in revenues within MS and Quest Integrity reflecting increased activity levels. Total revenues decreased $0.8 million or 0.3% from the prior year quarter. Excluding the unfavorable impact of $2.0 million due to foreign currency exchange rate changes, total revenues increased by $1.2 million, IHT revenues decreased by $20.7 million, MS revenues increased by $17.8 million and Quest Integrity revenues increased by $4.1 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Euro, the Canadian Dollar and the Australian dollar this quarter. Decreased activity levels in IHT were associated with volume declines due to regional competitive pressures along the U.S. Gulf Coast, deliberate market share loss due to a continued focus on pricing discipline, ongoing Canadian end-market challenges, and some weather related impacts. Also contributing to the decrease was the loss of revenue from certain under-performing businesses in IHT that closed down in late 2018. For MS, revenue increased primarily due to higher on-stream services. Within Quest Integrity, the increase in revenue is primarily the result of higher demand for Quest’s proprietary services and tools.

Operating loss. Overall operating loss was $1.8 million in the current year quarter compared to operating loss of $19.7 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to MS, which experienced an increase in operating income of $25.0 million. Additionally, Quest Integrity experienced an increase in operating income of $1.9 million. These movements were partially offset by a decrease in operating income in IHT of $2.1 million and an increase in corporate and shared support expenses of $6.9 million. For the three months ended September 30, 2019, operating loss includes net expenses totaling $7.8 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $8.4 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended September 30, 2019
Professional fees and other[1]	$—	$—	$—	$4,252	$4,252
Legal costs[2]	—	—	—	3,306	3,306
Restructuring and other related charges, net[3]	—	—	62	166	228
Total	$—	$—	$62	$7,724	$7,786
Three Months Ended September 30, 2018
Professional fees and other[1]	$178	$19	$—	$6,158	$6,355
Legal costs[2]	—	—	—	45	45
Restructuring and other related charges, net[3]	468	408	7	1,164	2,047
Total	$646	$427	$7	$7,367	$8,447
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the three months ended September 30, 2019 and September 30, 2018, includes $3.8 million and $4.3 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2
For the three months ended September 30, 2019, primarily relates to accrued costs due to resolution of a legal matter. For the three months ended September 30, 2018, relates to intellectual property legal defense costs associated with Quest Integrity.

3	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $17.1 million, consisting of increased operating income in MS and Quest Integrity of $24.5 million and $1.9 million, respectively, partially offset by lower operating income in IHT of $2.8 million as well as an increase in corporate and shared support services expenses of $6.5 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. MS also incurred $3.1 million of higher amortization expense in the prior year period due to the amortization of the Furmanite trade name intangible asset. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due to a decline in market conditions. The operating loss increase in corporate and shared support services was driven by corporate cost increases in technology expenses, labor costs and conclusion of certain legal settlements.
Interest expense. Interest expense decreased from $8.0 million in the prior year quarter to $7.6 million in the current year quarter due to lower overall debt balances outstanding.
Other expense, net. Non-operating results include $0.1 million in foreign currency transaction losses in the current year quarter compared to $0.4 million in foreign currency transaction losses in the prior year quarter. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, New Zealand Dollar and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
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
The benefit for income tax was $2.5 million on the pre-tax loss of $9.6 million in the current year quarter compared to a benefit of $4.3 million on the pre-tax loss of $27.8 million in the prior year quarter. The effective tax rate was a benefit of 26.5% for the three months ended September 30, 2019, compared to a benefit of 15.5% for the three months ended September 30, 2018. The effective tax rate change from prior year quarter compared to current year quarter is primarily due to the projected effective tax rate based on the correlation of domestic and foreign income and losses, a change in the benefits related to investments in foreign subsidiaries and certain permanent and discrete items.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth the components of revenue and operating income (loss) from our operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$392,093	$467,621	$(75,528)	(16.2)%
MS	402,048	400,890	$1,158	0.3%
Quest Integrity	81,366	68,619	$12,747	18.6%
Total	$875,507	$937,130	$(61,623)	(6.6)%
Operating income (loss):
IHT	$17,858	$28,775	$(10,917)	(37.9)%
MS	41,722	4,014	$37,708	939.4%
Quest Integrity	18,090	12,100	$5,990	49.5%
Corporate and shared support services	(83,034)	(76,909)	$(6,125)	(8.0)%
Total	$(5,364)	$(32,020)	$26,656	83.2%

Revenues. The overall lower revenues are primarily attributable to decreased activity levels within IHT partially offset by an increase in revenues within Quest Integrity and MS. Total revenues decreased $61.6 million or 6.6% from the prior year quarter. Excluding the unfavorable impact of $8.7 million due to foreign currency exchange rate changes, total revenues decreased by $52.9 million, IHT revenues decreased by $73.0 million, MS revenues increased by $6.2 million and Quest Integrity revenues increased by $13.9 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Euro, the Canadian Dollar and the Australian Dollar this year. Decreased activity levels in IHT were associated with volume declines due to regional competitive pressures along the U.S. Gulf Coast, deliberate market share loss due to a continued focus on pricing discipline, ongoing Canadian end-market challenges, and some weather related impacts. Also contributing to the decrease was the loss of revenue from certain under-performing businesses in IHT that closed down in late 2018. For MS, revenue increased primarily due to higher on-stream services. Within Quest Integrity, the increase in revenue is primarily the result of higher demand for Quest’s proprietary services and tools.

Operating loss. Overall operating loss was $5.4 million in the current year quarter compared to an operating loss of $32.0 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to the MS segment, which experienced an increase in operating income of $37.7 million. Additionally, operating income for Quest Integrity increased by $6.0 million. Partially offsetting these improvements was the decrease in operating income in IHT of $10.9 million and the increase corporate and shared support service expenses of $6.1 million. For the nine months ended September 30, 2019, operating loss includes net expenses totaling $17.1 million that we do not believe are indicative of the Company’s core operating activities, while the prior year quarter included $21.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Nine Months Ended September 30, 2019
Professional fees and other[1]	$—	$—	$—	$13,073	$13,073
Legal costs[2]	—	—	—	3,584	3,584
Restructuring and other related charges, net[3]	128	117	62	129	436
Total	$128	$117	$62	$16,786	$17,093
Nine Months Ended September 30, 2018
Professional fees and other[1]	$226	$526	$—	$15,889	$16,641
Legal costs[2]	—	—	—	639	639
Implementation of the new Enterprise Resource Planning (“ERP”) system	—	—	—	87	87
Restructuring and other related charges, net[3]	1,436	739	40	2,243	4,458
Revaluation of contingent consideration	—	—	—	(202)	(202)
Total	$1,662	$1,265	$40	$18,656	$21,623
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the nine months ended September 30, 2019 and September 30, 2018, includes $9.8 million and $11.8 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2
For the nine months ended September 30, 2019, primarily relates to accrued costs due to resolution of a legal matter. For the nine months ended September 30, 2018, relates to intellectual property legal defense costs associated with Quest Integrity.

3	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $22.1 million, consisting of increased operating income in MS and Quest Integrity of $36.6 million and $6.0 million, respectively, partially offset by lower operating income in IHT of $12.5 million as well as higher corporate and shared support services expenses of $8.0 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. MS also incurred $9.3 million of higher amortization expense in the prior period due to the amortization of the Furmanite trade name intangible asset. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due a decline in market conditions. The operating loss increase in corporate and shared support services was driven by corporate cost increases in technology expenses, labor costs and conclusion of certain legal settlements.
Interest expense. Interest expense decreased from $23.3 million in the prior year to $22.7 million in the current year. The decrease is due to lower overall debt balances outstanding.
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
Other expense, net. Non-operating results include $0.3 million in foreign currency transaction losses in the current year compared to $1.5 million in foreign currency transaction losses in the prior year. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, New Zealand Dollar and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

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
The benefit for income tax was $3.2 million on the pre-tax loss of $28.4 million in the current year compared to a benefit of $13.4 million on the pre-tax loss of $80.5 million in the prior year. The effective tax rate was a benefit of 11.3% for the nine months ended September 30, 2019, compared to a benefit of 16.6% for the nine months ended September 30, 2018. The effective tax rate change from prior year quarter compared to current year quarter are primarily due to the projected effective tax rate based on the correlation of domestic and foreign income and losses, a change in the benefits related to investments in foreign subsidiaries and certain permanent and discrete items.

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

Credit Facility. On August 30, 2019, we renewed our banking credit facility (the “Credit Facility”) under the eighth amendment (the “Eighth Amendment”) to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015. In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures in July 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 3.50% margin at September 30, 2019) and has commitment fees on unused borrowing capacity (0.55% at September 30, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
The Eighth Amendment amended the financial covenants in the Credit Facility by eliminating the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement), adding the ratio of consolidated funded indebtedness to consolidated EBITDA (the "Net Leverage Ratio," as defined in the Credit Facility agreement), adding the ratio of the sum of consolidated EBITDA less taxes and capital expenditures paid in cash to consolidated debt service (the "Debt Service Coverage Ratio," as defined in the Credit Facility agreement) and modifying the ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement). The financial covenant requirements under the Eighth Amendment are summarized in the table below.

Fiscal Quarter Ending	Maximum Senior Secured Leverage Ratio
September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	2.75 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	2.50 to 1.00

Fiscal Quarter Ending	Maximum Net Leverage Ratio
March 31, 2020	5.50 to 1.00
June 30, 2020	5.25 to 1.00
September 30, 2020	5.00 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	4.50 to 1.00

Fiscal Quarter Ending	Minimum Debt Service Coverage Ratio
September 30, 2019	1.10 to 1.00
December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020	1.25 to 1.00
December 31, 2020 and each Fiscal Quarter thereafter	1.50 to 1.00
As of September 30, 2019, we are in compliance with the covenants in effect as of such date. The Senior Secured Leverage Ratio and Debt Service Coverage Ratio stood at 2.00 to 1.00 and 1.97 to 1.00, respectively, as of September 30, 2019. We are not bound by a covenant with respect to the Net Leverage Ratio until March 31, 2020, however, as of September 30, 2019 this ratio stood at 5.00 to 1.00. At September 30, 2019, we had $10.3 million of cash on hand and had approximately $59 million of available borrowing capacity through our Credit Facility. As of September 30, 2019, we had $2.4 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $18.5 million at September 30, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities, including centralizing support/shared services. In the first quarter of 2018, we completed the design phase of the project and entered into the deployment phase in the second quarter of 2018. We incurred $3.8 million and $9.8 million of expenses during the three and nine months ended September 30, 2019, respectively, related to professional fees associated with the project. Additionally, we incurred $0.4 million of severance-related costs during the nine months ended September 30, 2019 related to the elimination of certain employee positions in conjunction with the project.
In the third quarter of 2019, we began the design phase of OneTEAM for our international operations (“OneTEAM International”). We expect to incur various additional expenses associated with the execution of OneTEAM International through 2020 with funding provided by our operating cash flows and the Credit Facility.
By 2020, the Company expects to ultimately achieve annual run-rate cost efficiencies of $35 million to $45 million related to the overall OneTEAM Program. OneTEAM savings realized during the three and nine months ended September 30, 2019 were approximately $6.2 million and $17.8 million, respectively. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at September 30, 2019 totaled $10.3 million, of which $9.0 million was in foreign accounts, primarily in Europe, the Middle East, Australia and Trinidad.
Cash flows attributable to our operating activities. For the nine months ended September 30, 2019, net cash provided by operating activities was $33.0 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $36.7 million, non-cash compensation costs of $8.7 million, a decrease in working capital of $8.5 million and amortization of deferred loan costs and debt discount of $5.7 million, largely offset by the net loss of $25.2 million.
For the nine months ended September 30, 2018, net cash provided by operating activities was $5.3 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $48.5 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, non-cash compensation costs of $9.4 million and a provision for doubtful accounts of $9.4 million, largely offset by the net loss of $67.1 million, an increase in working capital of $8.0 million and deferred income tax benefits of $14.3 million.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2019, net cash used in investing activities was $22.4 million, consisting primarily of $23.2 million for capital expenditures. Capital expenditures can vary depending upon specific customer needs or organization needs that may arise unexpectedly.
For the nine months ended September 30, 2018, net cash used in investing activities was $18.4 million, consisting primarily of $19.4 million for capital expenditures.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2019, net cash used in financing activities was $18.1 million consisting primarily of $64.9 million of net debt payments under the revolving portion of our Credit Facility, $1.5 million in debt issuance costs associated with the Eighth Amendment to our Credit Facility, $0.8 million in payments related to withholding taxes for share-based payment arrangements and $0.4 million of contingent consideration payments, partially offset by net borrowings on our term loan of $49.7 million.
For the nine months ended September 30, 2018, net cash provided by financing activities was $4.1 million consisting primarily of $6.4 million of net debt borrowings under the revolving portion of our Credit Facility, partially offset by $1.1 million of contingent consideration payments and $0.9 million of debt issuance costs associated with the seventh amendment to the Credit Facility.
Effect of exchange rate changes on cash. For the nine months ended September 30, 2019 and 2018, the effect of exchange rate changes on cash was a negative impact of $0.6 million and a negative impact of $1.6 million, respectively. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Euro, the British Pound, the Australian Dollar, the Canadian Dollar and the Singaporean Dollar. The negative impact in the prior year is primarily due to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian dollar, the Australian Dollar, the British Pound, the Euro, the Brazilian Real and the New Zealand Dollar.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2018 Form 10-K beginning on page 37. Effective January 1, 2019, we adopted the lease standard, ASC 842, on a modified retrospective basis. Additional information on ASC 842, including the effects of adoption, is set forth in Notes 1 and 9 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the nine months ended September 30, 2019.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the nine months ended September 30, 2019 and 2018 were $0.3 million and $1.5 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, Euro, and British Pound while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the Brazilian Real, the Euro, the Mexican Peso and the Malaysian Ringgit.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2019 and September 30, 2018.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $0.5 million for the nine months ended September 30, 2019.
We had foreign currency-based revenues and operating income of approximately $231.1 million and $6.6 million, respectively, for the nine months ended September 30, 2019. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $23.1 million and $0.7 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at September 30, 2019, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of September 30, 2019, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $200.0 million as of September 30, 2019, while the estimated fair value of the Notes was $254.6 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

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
Changes in internal control over financial reporting. We adopted ASU No. 2016-02, which establishes ASC Topic 842, Leases (“Topic 842”) and its related amendments, as of January 1, 2019, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Form 10-Q. We assessed and modified our internal controls in order to facilitate adoption of Topic 842, primarily related to the implementation of a new lease accounting system and modifications to related processes. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Refer to the discussion of our risk factors included in Part I, Item 1A of the 2018 Form 10-K in addition to the following risk factor:
The United Kingdom’s departure from the European Union (“EU”) could adversely affect us. The United Kingdom (“U.K.”) held a referendum in 2016 in which a majority of voters approved an exit from the EU (“Brexit”). Negotiations are ongoing to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. negotiates with the EU. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including additional regulatory licensing to operate in the U.K. market, adding costs and potential inconsistency to our business and we could also be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU. Any of these effects of Brexit and others we cannot anticipate could adversely affect our business, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of August 30, 2019, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2019).

Exhibit Number	Description
10.2
Third Amended and Restated Credit Agreement, dated as of July 7, 2015, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (referenced as Annex I to Exhibit 10.1 filed herewith) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 6, 2019).

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

TEAM, INC. (Registrant)

Date: November 7, 2019	/S/ AMERINO GATTI
Amerino Gatti Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)