Form 10-K
period 2019-12-31
TEAM INC
filed 2020-03-16
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-08604

TEAM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13131 Dairy Ashford, Suite 600, Sugar Land, Texas	77478
(Address of Principal Executive Offices)	(Zip Code)
(281) 331-6154
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.30 par value	TISI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 28, 2019 was approximately $316 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $15.32.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 30,518,678 shares of common stock, par value $0.30, outstanding as of March 10, 2020.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K INDEX

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2020 Proxy Statement and are incorporated herein by reference. A copy of the 2020 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our client’s most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”) (formerly TeamQualspec), Mechanical Services (“MS”) (formerly TeamFurmanite) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, the Company is capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control, hot tapping and line intervention to help operators manage the material opportunity costs associated with taking off line process, transportation or storage infrastructure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, vapor barrier plug and weld testing, field valve repair and valve product sales.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through approximately 200 locations in 20 countries throughout the world with approximately 6,800 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear, LNG, offshore oil and gas, pipelines, terminals and storage)
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining)
•Public Infrastructure (bridges, ports, construction and building, roads and railways)
•Aerospace and Defense

In July 2018, we announced an organizational restructuring. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for standardization of best practices and the related technical training and program development, value positioning and pricing, and technology development and innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, is responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.
Narrative Description of Business
Inspection and Heat Treating Group:
IHT offers standard to specialty inspection services as well as heat treating services. Heat treating services are generally associated with turnaround or project activities. A description of these core IHT services is as follows:
Non-Destructive Evaluation and Testing Services. Machined parts and industrial structures can be complex systems that experience extreme loads and fatigue during their lifetime. Our Non-Destructive Evaluation and Testing (“NDE/NDT”) services enable the inspection of these components without permanently altering the equipment. It is a highly valuable technique that is often used to validate the integrity of materials, detect instabilities, discover performance outside of tolerances, identify failed components, or highlight an inadequate control system. Inspection services frequently require industry recognized training and certification. We employ training and certification programs, which are designed to meet or exceed industry standards. As assets continue to age and remain in service often beyond the original design life, and compliance regulations advance in parallel, inspection and assessment techniques are playing a critical role in safely monitoring fitness-for-service and where practical, extending the useful life of this aging infrastructure.
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
Positive Material Identification. Positive Material Identification (“PMI”) quickly and accurately identifies the composition of more than 100 different metallurgical alloys onsite. Team can perform PMI on virtually any size or shape of pipe, plate, weld, welding materials, machined parts or castings.
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
Phased Array Ultrasonic Testing. Phased Array Ultrasonics (“PAUT”) provides enhanced detection, characterization and sizing capability of flaws in manufactured materials like welds. PAUT applies computer-controlled excitation to individual elements in a multi-element probe. By varying the timing of the excitation, the sound beam can be swept through a range of angles to a specific area of interest.
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
Rope Access. We provide a range of innovative and cost-effective solutions to suit the customer’s individual requirements for inspection and maintenance services for the energy and industrial markets. Our rope access solutions allow for work to be carried out safely and is quicker than traditional methods using scaffolding, keeping costs and operational disruption to a minimum. We provide these services under full accreditation by the Industrial Rope Access Trade Association, whose guidelines are recognized by the industry as the safest method of working at heights.
Mechanical Integrity Services. Maintaining the integrity of equipment is more than simply performing inspections. A well-implemented Mechanical Integrity (“MI”) program involves multiple components that improve the safety and reliability of a facility’s equipment. Our MI programs are designed to ensure the continued integrity and fitness-for-service of piping systems, pressure vessels, tanks and related components. Our mechanical integrity engineers are trained on pertinent codes and standards of the Occupational Safety and Health Administration’s (“OSHA”) process safety management and the U.S. Environmental Protection Agency’s (the “EPA”) risk management program regulations.
Pipeline Integrity Services. We assist pipeline operators in regard to their regulatory compliance, ongoing inspection and maintenance activities that verify the safety, integrity and life expectancy of their pipeline systems. Pipeline Integrity (“PI”) services can include engineering and consulting services that review the program, prior inspection data and advise in threat planning and monitoring. Most midstream piping systems are below ground, and environmental assessments are necessary to understand the threats from topography and soil and to determine the effectiveness of the coating/cathodic protection systems. Team applies the appropriate conventional and advanced NDE methods to provide the most accurate identification, characterization and sizing of pipeline anomalies and then apply engineering service to assist with repair recommendations. Standard, accurate and timely documentation and reporting along with quality reviews with our PI services are necessary to support our clients’ regulation compliance.
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

Mechanical Services Group:
MS offers standard to specialty services within on-stream, turnaround/project-related and nested environments. A description of these core MS services is as follows:
Leak Repair Services. Our leak repair services consist of on-stream repairs of leaks in pipes, valves, flanges and other parts of piping systems, pipelines and related equipment. Our on-stream repairs utilize composite repair, drill and tap repair, and both standard and custom-designed clamps and enclosures for process piping and pipelines. We use specially developed techniques, sealants and equipment for repairs. Many of our repairs are furnished as interim measures which allow plant systems to continue operating until more permanent repairs can be made during plant shut downs. Our leak repair services involve inspection of the leak by our field technicians who record pertinent information about the faulty part of the system and transmit the information to our engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures are custom designed and manufactured at our International Organization for Standardization (“ISO”)-9001 certified manufacturing centers and then delivered to the job site for installation by our technicians. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. We have a diverse global supply chain with a network of alternate suppliers. We routinely perform due diligence on our suppliers and sources of raw materials and finished products and are continuing to pursue responsible sourcing of all materials used in our products, regardless of the country of origin.
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
Hot Tapping Services. Our hot tapping services consist of a full range of hot tapping and Line-stopTM services. Hot tapping services involve utilizing special equipment to machine a hole in a pressurized piping system so that a new branch pipe can be connected onto the existing pipeline without interrupting operations. Line-stopTM services permit the line to be isolated and depressurized downstream so that maintenance work can be performed on the piping system. We typically perform these services by mechanically cutting into the pipeline similar to a hot tap and installing a special plugging device to stop the process flow. The Hi-stopTM is a proprietary procedure that allows stopping of process flows under typically more extreme pressures and temperatures. In some cases, we may use a line freezing procedure by injecting liquid nitrogen into installed special external chambers around the pipe to stop the process flow. Inflatable bag stops are used when a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. Inflatable stops can also be used to back up a line stop or be used independently on low pressure systems. A small hot tap is made into a pipe and an inflatable pipe plug is inserted into the pipe allowing isolation of the pipe. Additionally, we provide innovative line stop applications for bespoke service applications to meet our clients more unconventional needs.
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
Valve Repair Services and Products. We perform on-site and shop-based repairs to manual and control valves and pressure and safety relief valves as well as specialty valve actuator diagnostics and repair. We are certified and authorized to perform testing and repairs to pressure and safety relief valves by The National Board of Boiler and Pressure Vessel Inspectors (the “NBBPVI”). This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential plant valves. We provide special transportable trailers to the plant site which contain specialty machines to manufacture valve components without removing the valve from the piping system. In addition, we provide preventive maintenance programs for VOC specific valves and valve data management programs. We also represent selected valve manufacturers and distribute their products where complementary to our clients’ valve supply and management needs.

Field Welding. We perform certified manual, semi-automatic and fully automated machine welding services in a variety of specialty industrial applications. All Team welders are certified to applicable American Society of Mechanical Engineers (“ASME”) code and we are authorized by the NBBPVI for the repair of nuclear components, boilers and other pressure-containing components.
Vapor Barrier Plug and Weld Testing Services. We install vapor barrier plugs to provide a mechanical block of flammable vapors to allow for pipe cutting and welding down or upstream without having to purge the entire piping system. The plugs are mechanically expanded to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system while the system is opened. Weld test plugs are used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The test plugs allow the customer to comply with the ASME hydrostatic test requirements for welded joints without having to pressurize the whole system which may result in shutdown of other systems or environmental issues with the test medium.
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
Quest Integrity:
Quest Integrity offers integrity and reliability management solutions to the energy industry in the form of advanced quantitative inspection, engineering and condition assessment services and products and digital imaging services. Quest Integrity’s advanced quantitative inspection services utilize proprietary non-destructive testing and examination (NDT/NDE) instrumentation and technology to provide in-line inspections of fired heaters, pipelines, process piping systems and steam reformers, primarily to the process, pipeline and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and other analytical tools, and complemented by lab testing resources; and advanced digital imaging services enabled by specialized local and wide area laser scanning and video equipment and land-based and aerial robotics platforms in the form of drones.
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
InVistaTM-Enabled Services. Our proprietary InVistaTM in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines and process piping that are considered “unpiggable” or too challenging to inspect by traditional in-line inspection methods, due to a number of factors. InVistaTM allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines and process piping. Our standard InVistaTM deliverable also provides a fitness-for-service assessment on the pipe and displays the information in a highly intuitive format, providing an integrated inspection plus condition assessment solution for customers.
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
Advanced Engineering and Condition Assessment Services. Employing a multi-disciplined engineering team, supported by proprietary software, other analytical tools and complementary lab testing capability, we offer a variety of advanced engineering assessment services to customers in the process, power, pipeline, petrochemical and alternative energy industries including fitness-for-service, computational mechanics, failure analysis, risk-based asset management and materials consulting.
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
In February 2016, we completed our acquisition of Furmanite Corporation (now Furmanite LLC, “Furmanite”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) under which we acquired all the outstanding shares of Furmanite in a stock transaction at a value of approximately $282.3 million which included the payoff, immediately prior to closing, of approximately $70.8 million in Furmanite debt. Under the terms of the Merger Agreement, Furmanite shareholders received 0.215 shares of Team common stock for each share of Furmanite common stock they owned. The combination doubled the size of Team’s mechanical services capabilities and established a deeper, broader talent and resource pool that better supports customers across standard and specialty mechanical services worldwide. In addition, our expanded capability and capacity offers an enhanced single-point of accountability and flexibility in addressing some of the most critical needs of clients; whether as individual services or as part of an integrated specialty industrial services solution. The purchase price allocation included net working capital of $143.9 million, $63.3 million in fixed assets, $89.0 million in intangibles, $91.4 million of non-current deferred tax liabilities, and $13.5 million of defined benefit pension liabilities, with $89.6 million allocated to goodwill. Our consolidated results include the activity of Furmanite beginning on the acquisition date of February 29, 2016. Included in the Furmanite acquisition was a process management inspection services business serving contractors and operators participating primarily in the midstream oil and gas market in the U.S. Upon acquisition, we determined that this business was not a strategic fit for Team and shortly thereafter began marketing the business to prospective buyers. We completed the sale of this operation in December 2016. The operating results of this business were reported as discontinued operations in our consolidated financial statements.
In July 2015, we acquired 100% of the membership interests in Qualspec Group LLC (“Qualspec”) for total cash consideration of $255.5 million. Qualspec is a leading provider of NDT services in the U.S., with significant operations in the West Coast, Gulf Coast and Mid-Western areas of the country. Qualspec primarily specializes in nested or run-and-maintain services and adds strength to our resident refinery inspection programs with major customer relationships across the U.S., as well as to our already strong capabilities in advanced inspection services, rope access services and the delivery of innovative inspection and condition assessment technologies to our customers. The purchase of Qualspec was financed through borrowings under our banking credit facility. The purchase price allocation included net working capital of $16.3 million, $15.5 million in fixed assets, $78.1 million in intangibles, $3.0 million of non-current deferred tax liability, with $148.5 million allocated to goodwill. Our consolidated results include the activity of Qualspec beginning on the acquisition date of July 7, 2015 in the IHT segment.
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
Marketing and Customers
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 2019, 2018 or 2017.

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
Seasonality
We experience some seasonal fluctuations. Historically, the refining industry has scheduled plant shutdowns (commonly referred to as “turnarounds”) for the fall and spring seasons. The power industry follows a similar seasonal schedule for their plant maintenance. The timing of large turnarounds or outages can significantly impact our revenues. The pipeline industry follows and depends in part on weather conditions where the ability to access pipeline infrastructure for or after inspections may be impeded by more severe cold weather conditions.

Employees
At December 31, 2019, we had approximately 6,800 employees in our worldwide operations. Our employees in the U.S. are non-unionized. Most of our Canadian employees and certain employees outside of North America, primarily Europe, are unionized. There have been no employee work stoppages to date and we believe our relations with our employees and their representative organizations are fair and productive.
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
Intellectual Property
We hold various patents, trademarks, trade secrets and licenses, which have not historically been material to our consolidated business operations. However, Quest Integrity has significant trade secrets and intellectual property pertaining to its proprietary inspection and engineering assessment and software tools. This subsidiary was acquired in November 2010 and a significant amount of the purchase price was allocated to these intangible assets. As of December 31, 2019, we held patents, trademarks, trade secrets and licenses which will expire at various times between 2020 and 2030. We do not consider any single intangible asset material to our results of operations or financial position.
Competition
In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our North America and increasingly international service capability, the breadth and depth of our services, our ability to provide such services on an integrated, more turnkey basis, and our technical engineered support coupled with our manufacturing capabilities supporting the service network.
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
Risks Related to Market Conditions
The economic environment may affect our customers’ demand for our services. Future economic uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our customers’ products. Disruption of the credit markets could also adversely affect our customers’ ability to finance on-going maintenance and new capital projects, resulting in contract cancellations or suspensions, and capital project delays. An extended or deep recession may result in plant closures or other contractions in our customer base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.
Our revenues are heavily dependent on certain industries. Sales of our services are dependent on customers in certain industries, particularly the refining and petrochemical industries. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in customer businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Certain of our customers have employees represented by unions and could be subject to temporary work stoppage which could impact our activity level.
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
Our ongoing investments in new customer markets involve significant risks and could disrupt our current operations and may not produce the long-term benefits that we expect. Our ability to compete successfully in new customer markets depends on our ability to continue to deliver innovative, relevant and useful services to our customers in a timely manner. As a result, we have invested, and expect to continue to invest resources in developing products and services to new customers. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new customer markets, thereby harming our ability to generate revenue.
Public health threats such as the recent outbreak of the novel coronavirus may have a negative effect on our customers and supply chain. On December 31, 2019, a human infection originating in China was traced to a novel strain of coronavirus or COVID-19. On January 30, 2020, the World Health Organization declared the coronavirus outbreak to be a “public health emergency of international concern” and then on March 11, 2020, declared the outbreak to be a “pandemic.” Since its detection, the virus has spread to various countries, including the United States. The United States and other countries have placed restrictions on travel to and from China and other affected regions, and a number of businesses in affected regions have temporarily closed. While we have no direct operations in China, the geographic scope of the outbreak remains uncertain and changes daily. Potential effects of the outbreak include volatility in the financial markets, the effect of travel restrictions on the global economy, supply chain disruptions and the impact on certain commodity prices. Some of these factors may affect us directly, in the form of travel restrictions, disruptions to our supply chain for consumables or equipment sourced from affected areas, and more importantly, the impact to our customer base, especially in the petrochemical and refining industries. The novel coronavirus’s impact on the global economy may lead to a decrease in worldwide demand for oil and refined products which may lead to diminished demand for our services.

Risks Related to Our Operations
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
Unsatisfactory quality of service execution, including safety performance, can affect customer relationships, eliminate or reduce revenue streams from our largest customers, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce. The services we provide could incur quality of execution issues that may be caused by our workforce personnel and/or components we purchase from other manufacturers or suppliers. If the quality of our services does not meet our customers’ expectations or satisfaction, then our sales and operating earnings, and, ultimately, our reputation, could be negatively impacted. Additionally, our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and minimizing the risk of accidents, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams, including from many of our largest customers, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and other intangible assets comprise a substantial portion of our total assets. As of December 31, 2019, our goodwill and intangible assets totaled $282.0 million and $117.0 million, respectively. We assess or test goodwill for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment. In 2017, we determined that there were sufficient indicators to trigger interim goodwill impairment tests. The indicators included, among other factors, market softness and the related impacts on our financial results and our stock price. This resulted in an impairment loss of $75.2 million in the third quarter of 2017. Our 2018 and 2019 annual goodwill impairment tests, which were completed as of December 1, 2018 and December 1, 2019, respectively, did not result in any additional impairment. However, there can be no assurance that the estimates and assumptions made for purposes of the Company’s most recent goodwill impairment test will prove to be accurate predictions of the future. Accordingly, we may be required to recognize additional impairment charges in future reporting periods, which could materially and adversely impact our results of operations and financial condition.

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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities as part of a new cost savings and business improvement project. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and are now in the deployment phase. In the third quarter of 2019, we began the design phase of OneTEAM for our international operations. We expect to incur various additional expenses associated with the execution of the OneTEAM project through 2020 with funding provided by our operating cash flows and the Credit Facility. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
We may also decide to reduce, suspend or terminate our cost saving and business improvement initiatives at any time before achieving the estimated benefits or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with the Company.
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
Business acquisitions entail risk for investors. From time to time, we pursue acquisitions in, or complementary to, the specialty maintenance and specialty industrial services, including inspection, engineering assessment and mechanical services to complement and diversify our existing business. We may also acquire other businesses that enhance our services or geographic scope. We may not be able to expand our market presence through acquisitions, and acquisitions may present unforeseen integration difficulties or costs. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected. The consideration paid in connection with an acquisition may also affect our share price or future financial results depending on the structure of such consideration. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.
The price of our outstanding securities may be volatile. It is possible that in some future quarter (or quarters) our revenues, operating results or other measures of financial performance will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, and in addition to the other factors identified under this Item 1A “Risk Factors”, the following factors may affect our sales and operating results: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance.
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters. At December 31, 2019, we had approximately 6,800 employees, approximately 1,700 of whom were located in Canada and Europe where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.
We extend credit to customers for purchases of our services which subjects us to potential credit risk that could, if realized, adversely affect our financial condition, results of operations and cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be reduced and we could experience losses. We would also recognize losses with respect to any receivables that are impaired as a result of our customers’ financial difficulties or bankruptcies. The risk of loss may increase for capital projects where we provide services over a longer period of time. Credit losses could materially and adversely affect our financial condition, results of operations and cash flows.
As a result of our geographically diverse and decentralized operations within the United States and other countries around the world, we are more susceptible to certain risks. We have offices and operations in approximately 200 locations in 20 countries throughout the world. This creates greater financial and operational risks due to the nature of our operations being conducted at various locations. The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations.
Risks Related to Financing Our Business
We are subject to risks associated with indebtedness under our banking credit facility, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. The Credit Facility consists of a $225 million revolving loan facility and a $50 million term loan facility, and allows for an increase in total commitments of up to an additional $100 million if certain conditions are met. The Credit Facility contains financial covenants requiring the Company to maintain certain financial ratios. As of December 31, 2019, we were required to maintain (i) a maximum ratio of senior secured debt to consolidated EBITDA (the “Senior Secured Leverage Ratio,” as defined in the Credit Facility agreement) and (ii) a minimum ratio of the sum of consolidated EBITDA less taxes and capital expenditures paid in cash to consolidated debt service (the “Debt Service Coverage Ratio,” as defined in the Credit Facility agreement). Beginning March 31, 2020, we will also be required to maintain a maximum ratio of consolidated funded indebtedness to consolidated EBITDA (the “Net Leverage Ratio”, as defined in the Credit Facility agreement).
We entered into the eighth amendment to the Credit Facility (the “Eighth Amendment”) on August 30, 2019 to amend and restate certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015, including modifying certain financial covenants. The Eighth Amendment amended the financial covenants in the Credit Facility by eliminating the ratio of consolidated EBITDA to consolidated interest charges (the “Interest Coverage Ratio,” as defined in the Credit Facility agreement), adding the Net Leverage Ratio and the Debt Service Coverage Ratio, and modifying the Senior Secured Leverage Ratio. The financial covenant requirements under the Eighth Amendment are summarized in the table below.

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
As of December 31, 2019, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Debt Service Coverage Ratio stood at 1.89 to 1.00 and 2.17 to 1.00, respectively, as of December 31, 2019. We are not bound by a covenant with respect to the Net Leverage Ratio until March 31, 2020; however, as of December 31, 2019 this ratio stood at 4.97 to 1.00.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2019, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.2 million on an annual basis.
Our Credit Facility restricts our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by the Company and its subsidiaries. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
No assurances can be made that we will be able to renew our Credit Facility, refinance the outstanding balance or otherwise repay our obligations in full prior to maturity on July 7, 2021. The Credit Facility matures on July 7, 2021 and under the terms of the Credit Facility, any outstanding balance is due in full on that date. As of December 31, 2019, under the Credit Facility, we had an outstanding principal balance of $123.6 million and outstanding letters of credit totaling $20.5 million. The ability to renew the Credit Facility, refinance the debt or otherwise repay the outstanding debt prior to maturity is dependent upon capital/credit market conditions as well as our financial condition, operating results and cash flows, all of which are subject to prevailing economic and competitive conditions in addition to financial, business, legislative, governmental, political, regulatory and other factors beyond our control. Therefore, we can give no assurance that we will be able to renew the Credit Facility or refinance the debt on terms favorable to us, or at all, or that we will otherwise be able repay the Credit Facility obligations in full by the maturity date. In such event, we could face substantial liquidity problems, which could cause a materially adverse impact on our business operations.
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
Transactions relating to our convertible debt securities may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock. The Notes are initially convertible into 10,599,067 shares of common stock, but the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares of common stock. Upon conversion, the Company may settle the Notes in cash or in shares of common stock or a combination of cash and shares of common stock, in each case, at the Company’s election. If the Notes are converted, our current intent is to settle the principal amount of the Notes in cash and settle the remainder of our conversion obligation by issuing shares of common stock; however, we cannot guarantee that we will have sufficient funds available to us at the time of any such conversions in order to effect settlement in that manner. In such case, we could elect to settle the conversion obligation in a different combination of cash and shares of common stock or entirely in shares of common stock, depending on the circumstances. To the extent we deliver shares of common stock upon conversion of the Notes, the ownership interests of existing stockholders would be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Risks Related to Information Systems
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
Risks Related to Regulations
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
Our operations and properties are subject to extensive environmental, health and safety regulations. We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, and worker health and safety, among other things. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and can impose substantial sanctions for violations or require operational changes that may limit our services. We must conform our operations to comply with applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These requirements can be expected to increase the overall costs of providing our services over time. Some of our services involve handling or monitoring highly regulated materials, including VOCs or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for the characterization, handling and disposal of regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with increasingly complex and strictly-enforced federal, state, local, and international environmental, health and safety laws and regulations or associated permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminant is released into the environment. In addition, the modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact industries in which our customers operate, which in turn could have a negative impact on us.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products. There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. and other parts of the world that are focused on restricting the emission of greenhouse gases. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from customers for whom we provide repair and maintenance services could affect demand for our products and services. Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers, which in turn could have a negative effect on us.
The United Kingdom’s (the “U.K.”) departure from the European Union (the “EU”) could adversely affect us. The U.K. held a referendum in 2016 in which a majority of voters approved an exit from the EU (“Brexit”). In March 2017, the U.K. government gave formal notice of its intention to leave the EU. The U.K. Parliament passed a withdrawal bill on January 23, 2020, which was ratified by European Parliament shortly thereafter, marking the U.K.’s departure from the EU effective January 31, 2020. The U.K. will now enter into a transition period that is scheduled to end on December 31, 2020, unless it is requested to be extended before July 1, 2020. Negotiations are ongoing to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. negotiates with the EU. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including additional regulatory licensing to operate in the U.K. market, adding costs and potential inconsistency to our business and we could also be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU. Any of these effects of Brexit and others we cannot anticipate could adversely affect our business, results of operations, financial condition and cash flows.
We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage the Company’s reputation and adversely impact product demand and customer relationships.
Risks Related to Legal Liability
The Company’s insurance coverage will not fully indemnify us against certain claims or losses. Further, the Company’s insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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
Other Risk Factors
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

We provide our services globally through approximately 200 locations in 20 countries throughout the world. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate three manufacturing facilities in Houston, Texas (two of which are owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas and for our Quest Integrity segment headquarters in Kent, Washington. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas; a facility in Vlissingen, Netherlands and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
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
Holders
There were 540 holders of record of our common stock as of March 10, 2020, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the year ended December 31, 2019 or the year ended December 31, 2018. We are limited in our ability to pay cash dividends without the consent of our bank syndicate. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on May 31, 2014 in our common stock, the NYSE Composite Index and the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. For the year ended December 31, 2019, the following Peer Group companies are relevant for comparison in terms of service offerings, industry and other factors: Aegion Corporation, Barnes Group, Basic Energy Services (delisted from the NYSE in December 2019), CIRCOR International, Clean Harbors, DXP Enterprises, Emcor Group, Enerpac Tool Group (formerly Actuant Corporation), EnPro Industries, ESCO Technologies,  MasTec, Inc., Matrix Service Company, Mistras Group, MYR Group, Primoris Services Corporation, Quanta Services, SEACOR Holdings, Tetra Tech, Inc. and TETRA Technologies, Inc.

*
$100 invested on 5/31/14 in stock or index, including reinvestment of dividends. Years ended May 31, 2015; seven-month transition period ended December 31, 2015; and years ended December 31, 2019, 2018, 2017 and 2016.

	5/14	5/15	12/15	12/16	12/17	12/18	12/19
Team, Inc.	100.00	94.94	76.24	93.63	35.54	34.95	38.10
NYSE Composite	100.00	105.22	97.91	109.60	130.12	118.48	148.70
Peer Group	100.00	80.88	69.47	102.22	112.71	90.27	128.19
Note: The above information was provided by Research Data Group, Inc.
The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act of 1933 unless we explicitly incorporate it into such filing at such time.

ITEM 6.	SELECTED FINANCIAL DATA
We have included selected financial data for the years ended December 31, 2019, 2018, 2017 and 2016, the seven months ended December 31, 2015 and the year ended May 31, 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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
Our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the reports of our Independent Registered Public Accounting Firm and the information under “Quarterly Financial Data (Unaudited)” and “Five Year Comparison” listed in this report are incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements concerning accounting and financial disclosures with our independent accountants during any of the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are controls and procedures that are designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is appropriately accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the existence of a material weakness in our internal control over financial reporting described below. During an internal investigation that concluded in March 2020, the Company discovered that over a period of multiple years an employee at Team Industrial Services Netherlands B.V., one of its wholly-owned subsidiaries, misappropriated assets from the Company through management override of internal controls in an attempt to conceal the transactions. This circumvention of internal controls and misappropriation, which was within its Netherlands subsidiary, was discovered during management’s reviews after the end of 2019, but prior to the financial statements being available to be issued.
In response to the identification of the material weakness in our financial reporting described below, we performed additional analysis, reconciliations, and other post-closing procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Following such additional analysis and procedures, our management, including our CEO and CFO, has concluded that the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

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
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, we have identified a material weakness in our internal control, as further described below. As a result of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2019.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have concluded that our monitoring controls over certain subsidiary operations were ineffective due to our risk assessment not identifying the need for monitoring controls at these subsidiaries. This resulted in management override of certain process level controls allowing an individual to submit unauthorized payments to unauthorized third parties over a period of multiple years.
The control deficiency did not result in a material misstatement of our current or prior period consolidated annual or interim financial statements. However, the control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management concluded that the control deficiency was a material weakness in the Company’s internal control over financial reporting. The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, is an adverse opinion on the Company’s internal control over financial reporting and is set forth in this Annual Report on Form 10-K which appears herein.
Changes in internal control over financial reporting. Except for the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019.
Remediation of Material Weakness. We are in process of remediating the material weakness in our internal control over financial reporting noted above. We have already undertaken a number of measures designed to directly address, or contribute to, the remediation of our material weakness and the enhancement of our internal control over financial reporting including change in personnel and centralization of certain control processes.
Management has implemented or is in the process of implementing, the following changes to the Company’s internal control systems and procedures in order to remediate the above stated material weakness:

•
Establishment of additional review procedures and monitoring activities at a centralized level over all subsidiary senior finance lead roles in order to verify that process level controls are present and functioning as designed

•
The Company’s fraud risk assessment of a location will be included as a factor in determining the scope of our SOX compliance program, in order to more fully tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise

•	Additional training of finance personnel on internal control over financial reporting, the importance of monitoring control activities, and fraud risk assessment

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B.	OTHER INFORMATION
NONE

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2019, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”

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

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for year ended December 31, 2017, incorporated by reference herein).

4.1	Description of Securities Registered under Section 12 of Exchange Act

4.2	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to the Company’s Registration Statement on Form S-1, File No. 2-68928, incorporated by reference herein).

4.3
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

10.2†	Form of Team, Inc. Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2013, incorporated by reference herein).

10.3†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.4†	Team, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy on Schedule 14A, as filed with the SEC on April 12, 2016).

10.5.1†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to the Company’s Current Report on Form S-8, File No. 333-225727, filed on June 19, 2018, incorporated by reference herein).

10.5.2†	Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2019).

10.6†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.7†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.8†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2014, incorporated by reference herein).

10.9†	Form of Performance Award Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

Exhibit Number	Description
10.10†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 19, 2019, incorporated by reference herein).

10.11†
Form of Performance Unit Award Agreement for the Performance Units Awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 19, 2019, incorporated by reference herein).

10.12
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of August 30, 2019, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 6, 2019, incorporated by reference herein).

10.13
Third Amended and Restated Credit Agreement, dated as of July 7, 2015, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto, as amended through August 30, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 6, 2019, incorporated by reference herein).

10.14
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

10.15†
Letter Agreement Regarding Retention Benefits between Team, Inc. and Jeffrey L. Ott, dated September 18, 2017 (incorporated by reference herein Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 19, 2017).

10.16†
Offer Letter, dated January 15, 2018, between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.17†
Form of Performance Unit Award Agreement between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.18
Settlement Agreement, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), dated February 8, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.19
Confidentiality Agreement by and among Team, Inc. and Engine Capital. L.P. (together with the entities listed on the signature page thereto, dated July 2, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018, incorporated by reference herein).

10.20†	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.21†	Offer Letter, dated July 1, 2018, between TEAM, Inc. and Grant Roscoe (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 11, 2018, incorporated by reference herein).

10.22†
Offer Letter dated November 26, 2018, by and between Team, Inc. and Susan M. Ball (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

10.23†
Transition, Severance, and Release Agreement dated November 26, 2018 between Team, Inc. and Greg L. Boane (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

Exhibit Number	Description
101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensation plan or arrangement.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.	FORM 10-K SUMMARY
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 16, 2020.

TEAM, INC.

/S/ AMERINO GATTI
Amerino Gatti
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ AMERINO GATTI	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 16, 2020
(Amerino Gatti)

/S/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
(Susan M. Ball)

/S/ JEFFERY G. DAVIS	Director	March 16, 2020
(Jeffery G. Davis)

/S/ BRIAN K. FERRAIOLI	Director	March 16, 2020
(Brian K. Ferraioli)

/S/ SYLVIA J. KERRIGAN	Director	March 16, 2020
(Sylvia J. Kerrigan)

/S/ EMMETT J. LESCROART	Director	March 16, 2020
(Emmett J. Lescroart)

/S/ MICHAEL A. LUCAS	Director	March 16, 2020
(Michael A. Lucas)

/S/ CRAIG L. MARTIN	Director	March 16, 2020
(Craig L. Martin)

/S/ ROBERT SKAGGS JR.	Director	March 16, 2020
(Robert Skaggs Jr.)

/S/ LOUIS A. WATERS	Director	March 16, 2020
(Louis A. Waters)

/S/ GARY G. YESAVAGE	Director	March 16, 2020
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
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions about events and circumstances that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition, and results of operations.
General Information
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our client’s most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”) (formerly TeamQualspec), Mechanical Services (“MS”) (formerly TeamFurmanite) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, the Company is capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control, hot tapping and line intervention to help operators manage the material opportunity costs associated with taking off line process, transportation or storage infrastructure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, vapor barrier plug and weld testing, field valve repair and valve product sales.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through approximately 200 locations in 20 countries throughout the world with approximately 6,800 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear, LNG, offshore oil and gas, pipelines, terminals and storage)
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining)
•Public Infrastructure (bridges, ports, construction and building, roads and railways)
•Aerospace and Defense
In July 2018, we announced an organizational restructuring. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for standardization of best practices and the related technical training and program development, value positioning and pricing, and technology development and innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, is responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.

Results of Operations
The following is a comparison of our results of operations for the twelve months ended December 31, 2019 compared to December 31, 2018 and for the twelve months ended December 31, 2018 compared to December 31, 2017.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth the components of revenue and operating income (loss) from our operations for the years ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2019	2018	$	%

Revenues by business segment:
IHT	$512,950	$617,378	$(104,428)	(16.9)%
MS	535,372	532,365	3,007	0.6%
Quest Integrity	114,992	97,186	17,806	18.3%
Total	$1,163,314	$1,246,929	$(83,615)	(6.7)%

Operating income (loss):
IHT	$24,084	$37,329	$(13,245)	(35.5)%
MS	55,385	6,323	49,062	775.9%
Quest Integrity	28,757	20,138	8,619	42.8%
Corporate and shared support services	(110,372)	(102,751)	(7,621)	(7.4)%
Total	$(2,146)	$(38,961)	$36,815	94.5%
Revenues. Total revenues declined $83.6 million or 6.7% from the same period in the prior year. Excluding the unfavorable impact of $11.8 million due to foreign currency exchange rate changes, total revenues decreased by $71.8 million, IHT revenues decreased by $101.7 million, MS revenues increased by $10.9 million and Quest Integrity revenues increased by $19.0 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Euro, the British Pound, the Canadian dollar and the Australian dollar. Decreased activity levels in IHT were associated with volume declines due to regional competitive pressures along the U.S. Gulf Coast, deliberate market share loss due to a continued focus on pricing discipline, Canadian end-market challenges and some weather related impacts. Also contributing to the decrease was the loss of revenue from certain under-performing businesses in IHT that closed down in late 2018. For MS, revenue increased primarily due to higher on-stream services. Within Quest Integrity, the increase in revenue is primarily the result of higher demand for Quest Integrity’s proprietary services and tools as well as growth from certain geographic expansion.
Operating income (loss). Overall operating loss was $2.1 million, compared to an operating loss of $39.0 million in the prior year. The overall decrease in operating loss is primarily attributable to the MS segment, which experienced an increase in operating income of $49.1 million. Additionally, operating income for Quest Integrity increased by $8.6 million. Partially offsetting these improvements was the decrease in operating income in IHT of $13.2 million and the increase in corporate and shared support service expenses of $7.6 million.

Operating income (loss) for the current year includes net expenses totaling $23.3 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $33.9 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2019
Professional fees and other[1]	$—	$—	$—	$16,448	$16,448
Legal costs[2]	—	—	—	5,167	5,167
Restructuring and other related charges[3]	249	418	62	947	1,676
Total	$249	$418	$62	$22,562	$23,291
Twelve Months Ended December 31, 2018
Professional fees and other[1]	$1,086	$315	$—	$22,419	$23,820
Legal costs[2]	—	—	—	2,000	2,000
Restructuring and other related charges[3]	2,995	2,514	418	800	6,727
Revaluation of contingent consideration	—	—	—	(202)	(202)
Asset write-offs and disposals	—	1,429	—	—	1,429
Implementation of the new Enterprise Resource Planning system	—	—	—	87	87
Total	$4,081	$4,258	$418	$25,104	$33,861
______________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the twelve months ended December 31, 2019 and 2018, includes $12.3 million and $15.5 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2
For the twelve months ended December 31, 2019, primarily relates to accrued costs due to resolutions of certain legal matters. For the twelve months ended December 31, 2018, relates to intellectual property legal defense costs associated with Quest Integrity.

3	Relates to restructuring costs incurred associated with the OneTEAM program. See Note 16 to the consolidated financial statements for additional information.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $26.2 million, consisting of increased operating income in MS and Quest Integrity of $45.2 million and $8.3 million, respectively, partially offset by decreased operating income in IHT of $17.1 million and an increase in corporate and shared support services expenses of $10.2 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. Additionally, MS incurred $12.4 million of amortization expense in 2018 due to the accelerated amortization of the Furmanite trade name intangible asset. Management determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of Furmanite trade name intangible asset was not expected to extend beyond December 31, 2018. We accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in the incremental amortization expense in 2018. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due to a decline in market conditions. The operating loss increase in corporate and shared support services was driven by corporate cost increases in technology expenses, labor costs and conclusion of certain legal settlements offset by lower non-cash compensation costs.
Interest expense. Interest expense decreased from $30.9 million in the prior year to $29.7 million in the current year. The decrease is primarily due to a lower overall debt balances outstanding.
Write-off of deferred loan costs. The write-off of deferred loan costs of $0.3 million for the year ended December 31, 2019 was associated with a reduction in capacity of the revolving portion of the Credit Facility in July 2019.
Loss on convertible debt embedded derivative. For the twelve months ended December 31, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during this period is primarily attributable to the increase in the Company’s stock price during the period. As discussed further in Note 9 to the consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of May 17, 2018 and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other (income) expense, net. Non-operating results include foreign currency transaction losses of $0.5 million for the year ended December 31, 2019 compared to foreign currency transaction losses of $1.7 million in the same period last year. The foreign currency transaction losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Australian Dollar, New Zealand Dollar, Norwegian Kroner, Malaysian Ringgit, Mexican Peso and Singapore Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $0.4 million on the pre-tax loss from continuing operations of $32.9 million in the current year compared to the benefit for income tax of $31.1 million on pre-tax loss from continuing operations of $94.2 million in the prior year. The effective tax rate was a benefit of 1.3% for the year ended December 31, 2019 and a benefit of 33.0% for the year ended December 31, 2018. The lower effective rate benefit in 2019 is primarily attributable to an increase in valuation allowance on the expected realizability of the Company’s deferred tax assets for federal, foreign and state tax net operating loss carryforwards.

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
Revenues. Total revenues grew $46.7 million or 3.9% in 2018 from the same period in the prior year. Excluding the favorable impact of $4.2 million due to foreign currency exchange rate changes, total revenues increased by $42.5 million, IHT revenues increased by $27.1 million, MS revenues increased by $0.5 million and Quest Integrity revenues increased by $14.9 million. The favorable impacts of foreign exchange rate changes were primarily due to the weakening of the U.S. dollar relative to Euro, the British Pound and the Canadian dollar. The increases in IHT and Quest Integrity reflected higher activity levels due to increased demand and customer spending levels, attributable to improved market conditions, particularly within the refining and petrochemical industries. The increased activity levels within IHT reflect higher inspection services in our North American operations while the increases within Quest Integrity include additional subsea deepwater pipeline inspection work and growth from certain geographic expansion. Within MS, improvements in activity levels during the first half of 2018 were largely offset by lower activity levels experienced in the second half of the year, due to a softer fall 2018 turnaround season. The fall 2018 turnaround season was negatively impacted by significantly higher North America refinery utilization levels in order to capitalize on higher regional crack spreads driven by recent midstream pipeline capacity contracts and widened crude oil pricing differentials, resulting in the postponement of planned fall 2018 maintenance work. The adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”), as of January 1, 2018, had an overall unfavorable impact on consolidated revenues of $4.8 million for the year ended December 31, 2018.
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
Operating income (loss) for the year ended December 31, 2018 included net expenses totaling $33.9 million that we do not believe are indicative of the Company’s core operating activities, while the same period in the prior year included $107.7 million of such items (including the $75.2 million of goodwill impairment losses), as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of the Company’s core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2018
Professional fees, legal and other[1]	$1,086	$315	$—	$24,419	$25,820
Restructuring and other related charges[2]	2,995	2,514	418	800	6,727
Revaluation of contingent consideration	—	—	—	(202)	(202)
Asset write-offs and disposals	—	1,429	—	—	1,429
Implementation of the new Enterprise Resource Planning (“ERP”) system	—	—	—	87	87
Total	$4,081	$4,258	$418	$25,104	$33,861
Twelve Months Ended December 31, 2017
Implementation of the new ERP system	$—	$—	$—	$13,776	$13,776
Professional fees, legal and other[1]	1,325	796	—	13,837	15,958
Restructuring and other related charges[2]	966	393	429	863	2,651
Goodwill impairment loss	21,140	54,101	—	—	75,241
Revaluation of contingent consideration	(1,174)	—	—	—	(1,174)
Asset write-offs and disposals	1,210	—	—	—	1,210
Total	$23,467	$55,290	$429	$28,476	$107,662
______________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs, transition/severance costs associated with certain executive leadership changes and intellectual property legal defense costs associated with Quest Integrity. For 2018, includes $15.5 million (exclusive of restructuring costs) associated with the OneTEAM program.

2
For 2018, relates to restructuring costs incurred associated with the OneTEAM program. For 2017, primarily associated with the 2017 Cost Savings Initiative, net of a $1.1 million gain in MS associated with the disposal of Furmanite operations in Belgium. See Note 16 to the consolidated financial statements for additional information.

Excluding the impact of these identified items in both periods, operating loss changed favorably by $2.3 million in 2018 compared to 2017, consisting of increased operating income in IHT and Quest Integrity of $6.8 million and $7.8 million, respectively, partially offset by decreased operating income in MS of $10.7 million and an increase in corporate and shared support services expenses of $1.6 million. The higher operating income in IHT was attributable to higher activity levels, reflecting an improvement in market conditions, and the benefits from both the Company’s cost savings initiative completed in 2017 as well as the OneTEAM program in 2018, partially offset by increases in labor costs, including overtime compensation and flexible labor cost to meet customer demand. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. Within MS, the benefit of cost reductions were more than offset by additional amortization expense of $12.4 million associated with the Furmanite trade name intangible asset (described above) as well as higher bad debt expense and inventory charges. As discussed above, within MS, improved operating performance in the first half of 2018 was essentially offset by the negative impacts in the second half of the year due to the postponement of planned fall and winter 2018 maintenance work, attributable to the significantly higher North America refinery utilization levels. Within corporate and shared support services, the lower operating income was primarily attributable to higher incentive and non-cash compensation cost, partially offset by labor cost savings from our cost saving initiatives.
Interest expense. Interest expense increased from $21.5 million in 2017 to $30.9 million in 2018. The increase was due to a combination of higher overall debt balances outstanding and higher interest rates. The higher interest rates were primarily due to higher interest rates on our Credit Facility borrowings compared to the same period in the prior year, as well as the effect of using the proceeds from the $230.0 million of 5.00% convertible senior notes on July 31, 2017 (the “Notes”) offering to repay a portion of the Credit Facility borrowings, which bear a higher effective interest rate than our Credit Facility borrowings.
Write-off of deferred loan costs. The write-off of deferred loan costs of $1.2 million for the year ended December 31, 2017 was associated with the extinguishment of the term-loan portion of the Company’s Credit Facility as well as a reduction in capacity of the revolving portion of the Credit Facility in July 2017.
Loss (gain) on convertible debt embedded derivative. For the twelve months ended December 31, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability, compared to a gain of $0.8 million for 2017. The loss recognized during this current year period was primarily attributable to the 38.9% increase in the Company’s stock price during the period through May 17, 2018, while the prior year gain was primarily a result of a decrease in our stock price from the issuance date of the Notes until December 31, 2017. On May 17, 2018, we received shareholder approval to issue shares of common stock upon conversion of the Notes. As discussed further in Note 9 to the consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of this date and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.
Other (income) expense, net. Non-operating results include foreign currency transaction losses of $1.7 million for the year ended December 31, 2018 compared to foreign currency transaction losses of $0.5 million in 2017. The foreign currency transaction gains and losses in both periods reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Canadian Dollar, Euro, Australian Dollar, New Zealand Dollar, Norwegian Kroner, Malaysian Ringgit, Mexican Peso and Singapore Dollar. For the year ended December 31, 2018, non-operating results also include a gain of $1.0 million realized on the sale of an investment. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $31.1 million on the pre-tax loss from continuing operations of $94.2 million in 2018 compared to the benefit for income tax of $53.1 million on pre-tax loss from continuing operations of $137.5 million in the prior year. The effective tax rate was a benefit 33.0% for the year ended December 31, 2018 and a benefit of 38.6% for the year ended December 31, 2017. The lower effective rate benefit in 2018 was primarily attributable to the effect of the benefits recorded in 2017 to initially apply the 2017 Tax Act, partially offset by the effect of the non-deductible portion of the goodwill impairment loss also in 2017. The year ended December 31, 2017 included tax benefits of $26.1 million associated with the 2017 Tax Act, comprised of a net benefit of $17.1 million for the decrease in our deferred tax liability on unremitted foreign earnings, a benefit of $17.4 million associated with the remeasurement of other deferred tax balances to reflect the new tax rate and an increase in tax expense of approximately $8.4 million, net of related foreign tax credits, associated with a deemed repatriation tax. During the year ended December 31, 2018, the Company finalized the recording of the impacts of the 2017 Tax Act and recorded an income tax benefit of $1.8 million, reflecting an adjustment to the provisional estimate of the deemed repatriation transition tax. As a result of the final calculation of the transition tax liability, the Company also recorded an adjustment to the deferred tax liability associated with investments in foreign subsidiaries. For additional information on the 2017 Tax Act, see Note 8 to the consolidated financial statements.
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

Credit Facility. On August 30, 2019, we renewed our Credit Facility under the Eighth Amendment to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015. In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures on July 7, 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 2.75% margin at December 31, 2019) and have commitment fees on unused borrowing capacity (0.50% at December 31, 2019). The Credit

Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
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
As of December 31, 2019, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Debt Service Coverage Ratio stood at 1.89 to 1.00 and 2.17 to 1.00, respectively, as of December 31, 2019. We are not bound by a covenant with respect to the Net Leverage Ratio until March 31, 2020; however, as of December 31, 2019 this ratio stood at 4.97 to 1.00.
At December 31, 2019, we had $12.2 million of cash on hand and had approximately $66 million of available borrowing capacity through our Credit Facility. As of December 31, 2019, we had $2.1 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $20.5 million at December 31, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

Issuance of Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. The Notes are senior unsecured obligations of the Company. The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes are convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share, which represents a conversion premium of 40% to the last reported sale price of $15.50 per share on the NYSE on July 25, 2017, the date the pricing of the Notes was completed. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.
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

The Notes are initially convertible into 10,599,067 shares of common stock. Previously, because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes could converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.

We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions are met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses. During 2017, we used $160.0 million of the net proceeds to repay all outstanding borrowings under the term-loan portion of our Credit Facility and $62.3 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.
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
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities as part of a new cost savings and business improvement project. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and are now in the deployment phase. In the third quarter of 2019, we began the design phase of OneTEAM for our international operations. We expect to incur various additional expenses associated with the execution of the OneTEAM project through 2020 with funding provided by our operating cash flows and the Credit Facility. We incurred $12.3 million and $15.5 million of expenses during the twelve months ended December 31, 2019 and December 31, 2018, respectively, primarily related to professional fees associated with the OneTEAM project. Additionally, we incurred $1.7 million and $6.7 million of severance-related costs during the twelve months ended December 31, 2019 and December 31, 2018, respectively, related to the elimination of certain employee positions in conjunction with the OneTEAM project.
Exiting 2020, the Company expects to ultimately achieve annual run-rate cost efficiencies of $35 million to $45 million related to the overall OneTEAM Program. OneTEAM savings realized during the twelve months ended December 31, 2019 were approximately $22.9 million. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.

ERP System. At the end of 2013, we initiated the design and implementation of a new ERP system, which was substantially installed by the end of 2017. Amortization of the ERP system development costs began in March 2017 and was computed by the straight-line method. Through December 31, 2017, we capitalized $46.6 million associated with the project which included $1.6 million of capitalized interest. No additional amounts were capitalized in association with this project in 2018 and 2019.
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to repurchase Team common stock up to $50 million (net of the $13.3 million repurchased previously). The stock repurchase plan was canceled in 2017. No shares were repurchased during the years ended December 31, 2019, 2018, and 2017.
Cash and cash equivalents. Our cash and cash equivalents at December 31, 2019 totaled $12.2 million, of which $10.7 million was in foreign accounts, primarily in the U.K., New Zealand, Canada and Australia.
Cash flows attributable to our operating activities. For the year ended December 31, 2019, net cash provided by operating activities was $58.8 million. Although we incurred a net loss of $32.4 million, the effect of depreciation and amortization of $49.1 million, a decrease in working capital of $25.0 million, non-cash compensation cost of $10.1 million, amortization of deferred loan costs and debt discount of $7.7 million and deferred income taxes of $3.8 million primarily due to net tax refunds, resulted in positive operating cash flow.
For the year ended December 31, 2018, net cash used in operating activities was $41.9 million. Although we incurred a net loss of $63.1 million, the effect of depreciation and amortization of $64.9 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, a decrease in working capital of $19.0 million, non-cash compensation cost of $12.3 million and a provision for doubtful accounts of $11.7 million, partially offset by deferred tax benefits of $31.7 million, resulted in positive operating cash flow.
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
Cash flows attributable to our investing activities. For the year ended December 31, 2019, net cash used in investing activities was $28.1 million, consisting primarily of $29.0 million of capital expenditures. Capital expenditures can vary depending upon specific customer needs that may arise unexpectedly.
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

Cash flows attributable to our financing activities. For the year ended December 31, 2019, net cash used in financing activities was $36.8 million, consisting primarily of $82.4 million net debt repayments under the revolving portion of our Credit Facility, $1.9 million in withholding tax payments related to share-based compensation, $0.4 million in contingent consideration payments and $1.5 million of Credit Facility debt issuance costs, partially offset by net borrowings on our Credit Facility term loan of $49.7 million.
For the year ended December 31, 2018, net cash used in financing activities was $23.0 million, consisting primarily of $19.7 million net debt repayments under the revolving portion of our Credit Facility, $1.4 million in withholding tax payments related to share-based compensation, $1.1 million in contingent consideration payments and $0.9 million of Credit Facility debt issuance costs.
For the year ended December 31, 2017, net cash provided by financing activities was $25.6 million, consisting primarily of $222.3 million of proceeds from the issuance of our convertible senior notes, partially offset by $170 million in payments on our term loan, $23.0 million of net debt repayments under the revolving portion of our Credit Facility and $1.9 million of Credit Facility debt issuance costs.
Effect of exchange rate changes on cash. For the years ended December 31, 2019 and 2018, the effect of foreign exchange rate changes on cash was a negative impact of $43.0 thousand and $2.1 million, respectively. The negative impact in both periods is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, Australian Dollar, the British Pound, the Euro and the Brazilian Real.
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
Contractual Obligations

A summary of contractual obligations as of December 31, 2019 is as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Principal payments on Credit Facility and Convertible Senior Notes	$5,000	$118,876	$230,000	$—	$353,876
Interest payments on Credit Facility and Convertible Senior Notes[1]	16,895	25,771	11,500	—	54,166
Finance lease obligations[2]	593	1,198	1,093	5,105	7,989
Operating lease obligations[2]	21,539	29,648	19,431	20,031	90,649
Defined benefit pension plan contribution obligations[3]	3,955	7,911	7,911	28,017	47,794
Total	$47,982	$183,404	$269,935	$53,153	$554,474
________________________

1
While we cannot predict with certainty the amount of interest payments due to the expected variability of interest rates and principal amounts outstanding, we have provided estimated amounts of interest payments based on the following assumptions. With respect to our Credit Facility, the calculation includes estimated interest payments totaling $8.2 million over the remaining contractual period based on the outstanding principal balance and interest rates in effect as of December 31, 2019. With respect to the Notes, includes total interest payments of $46 million assuming that the Notes remain outstanding through the maturity date.

2	Includes interest of $2.6 million and $19.1 million for finance and operating lease obligations, respectively, as of December 31, 2019.

3
For the Company’s defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”), as of December 31, 2019, the Company has committed to fund annual contributions of $3.9 million in 2020 and thereafter through January 2032 for a total funding commitment of up to approximately $47.8 million (undiscounted). Further, in any year in which specified operating performance levels are exceeded, we have committed to an additional contribution for that year, of up to approximately $1.2 million, depending on actual performance levels. Notwithstanding these commitments, the Company will make contributions to the U.K. Plan only to the extent necessary to eliminate the funding deficit. Accordingly, the aggregate amount of contributions ultimately made may be less than those noted above.

A summary of long-term liabilities and other long-term obligations as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Long-term liabilities per consolidated balance sheets:
Long-term debt:
Credit Facility revolver	$73,876	$156,843
Credit Facility term loan	49,735	—
Total Credit Facility	123,611	156,843
Convertible debt	201,619	195,184
Finance lease obligations	5,363	5,356
Current maturities under Credit Facility term loan	(5,000)	—
Current maturities under finance lease obligations	(294)	(569)
Long-term debt, excluding current maturities	$325,299	$356,814
Defined benefit pension liability	$9,321	$10,940
Other long-term liabilities	$1,959	$6,910

Other long-term obligations:
Outstanding letters of credit	$20,500	$22,800
Operating leases	$71,536	$93,693

Critical Accounting Policies
The process of preparing financial statements in accordance with GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We believe that the following critical accounting policies comprise the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Revenue from contracts with customers. The majority of our revenues are derived from providing services on a time and material basis and are short-term in nature. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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
Certain contracts may also contain a combination of fixed and variable pricing elements. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice the customer for services performed to date.
Goodwill. Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each year on December 1 for impairment at a reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An assessment can be performed by first completing a qualitative assessment on none, some, or all of our reporting units. We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in our market capitalization below book value may trigger the need for interim impairment testing of goodwill associated with one or more of our reporting units. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of each of our reporting units with its carrying amount, including goodwill.
During the third quarter of 2017, there was a triggering event in the MS and IHT reporting units and our interim goodwill impairment test indicated an impairment as the carrying values of the MS and IHT reporting units exceeded their fair values. This resulted in an impairment loss of $75.2 million. See Note 1 in the notes to consolidated financial statements for further details.
Income taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted rates in effect for the year in which the differences are expected to reverse. The effect of the change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be unable to realize our deferred tax assets, we would make an adjustment to the deferred tax asset valuation allowance.

We establish reserves for uncertain tax positions when it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense.
New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the consolidated financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the year ended December 31, 2019 were $0.5 million and relate primarily to fluctuations in the U.S. Dollar in relation to the Euro and the Brazilian Real.

In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2019, 2018 and 2017 or for the years ended December 31, 2019, 2018 and 2017.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $3.9 million for the year ended December 31, 2019.
Based on the year ended December 31, 2019, we had foreign currency-based revenues and operating income of $321.1 million and $11.1 million, respectively. A hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating income of $32.1 million and $1.1 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at December 31, 2019, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of December 31, 2019, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $201.6 million as of December 31, 2019, while the estimated fair value of the Notes was $241.7 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 9 to the consolidated financial statements for additional information regarding the Notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Team, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to monitoring controls over certain subsidiary operations being ineffective due to the Company's risk assessment not identifying the need for monitoring controls at these subsidiaries has been identified and included in management's assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 (ASC 842), Leases.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customer.

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
Houston, Texas
March 16, 2020

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,175	$18,288
Receivables, net of allowance of $9,990 and $15,182	245,617	268,352
Inventory	39,195	48,540
Income tax receivable	316	331
Prepaid expenses and other current assets	20,275	19,445
Total current assets	317,578	354,956
Property, plant and equipment, net	191,951	194,794
Intangible assets, net of accumulated amortization of $96,797 and $82,406	117,019	131,372
Operating lease right-of-use assets	67,048	—
Goodwill	282,006	281,650
Other assets, net	4,426	7,397
Deferred income taxes	5,189	7,652
Total assets	$985,217	$977,821
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,294	$569
Current portion of operating lease obligations	17,100	—
Accounts payable	41,636	44,074
Other accrued liabilities	86,506	95,308
Total current liabilities	150,536	139,951
Deferred income taxes	6,996	6,106
Long-term debt and finance lease obligations	325,299	356,814
Operating lease obligations	54,436	—
Defined benefit pension liability	9,321	10,940
Other long-term liabilities	1,959	6,910
Total liabilities	548,547	520,721
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,518,793 and 30,184,330 shares issued	9,153	9,053
Additional paid-in capital	409,034	400,989
Retained earnings	48,673	81,450
Accumulated other comprehensive loss	(30,190)	(34,392)
Total equity	436,670	457,100
Total liabilities and equity	$985,217	$977,821

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2019	2018	2017
Revenues	$1,163,314	$1,246,929	$1,200,211
Operating expenses	835,570	918,673	890,212
Gross margin	327,744	328,256	309,999
Selling, general and administrative expenses	328,214	360,692	348,391
Restructuring and other related charges, net (see Note 16)	1,676	6,727	2,651
Gain on revaluation of contingent consideration	—	(202)	(1,174)
Goodwill impairment loss (see Note 1)	—	—	75,241
Operating loss	(2,146)	(38,961)	(115,110)
Interest expense, net	29,713	30,875	21,487
Write-off of deferred loan costs	279	—	1,244
Loss (gain) on convertible debt embedded derivative (see Note 9)	—	24,783	(818)
Other (income) expense, net	715	(410)	510
Loss before income taxes	(32,853)	(94,209)	(137,533)
Less: Benefit for income taxes (see Note 8)	(436)	(31,063)	(53,078)
Net loss	$(32,417)	$(63,146)	$(84,455)

Earnings (Loss) per common share:
Basic	$(1.07)	$(2.10)	$(2.83)
Diluted	$(1.07)	$(2.10)	$(2.83)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Net loss	$(32,417)	$(63,146)	$(84,455)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,865	(9,241)	10,607
Foreign currency hedge	282	658	(1,802)
Defined benefit pension plans:
Net actuarial gain (loss) arising during period	(421)	109	3,226
Settlement cost during period	226	—	—
Prior service cost arising during period	—	(669)	—
Amortization of prior service cost	33	—	—
Amortization of net actuarial (gain) loss	—	(78)	71
Other comprehensive income (loss), before tax	3,985	(9,221)	12,102
Tax (provision) benefit attributable to other comprehensive income (loss)	217	(3,045)	(2,898)
Other comprehensive income (loss), net of tax	4,202	(12,266)	9,204
Total comprehensive loss	$(28,215)	$(75,412)	$(75,251)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2017	29,785	8,934	336,756	218,947	(29,000)	535,637
Adoption of new accounting principle	—	—	—	994	—	994
Net loss	—	—	—	(84,455)	—	(84,455)
Foreign currency translation adjustment, net of tax	—	—	—	—	7,688	7,688
Foreign currency hedge, net of tax	—	—	—	—	(1,114)	(1,114)
Defined benefit pension plans, net of tax	—	—	—	—	2,630	2,630
Issuance of convertible debt, net of tax	—	—	8,415	—	—	8,415
Non-cash compensation	—	—	7,876	—	—	7,876
Vesting of stock awards	152	45	(992)	—	—	(947)
Exercise of stock options	16	5	445	—	—	450
Balance at December 31, 2017	29,953	8,984	352,500	135,486	(19,796)	477,174
Adoption of new accounting principles	—	—	—	9,110	(2,330)	6,780
Net loss	—	—	—	(63,146)	—	(63,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	(12,164)	(12,164)
Foreign currency hedge, net of tax	—	—	—	—	496	496
Defined benefit pension plans, net of tax	—	—	—	—	(598)	(598)
Reclassification of convertible debt embedded derivative, net of tax	—	—	37,698	—	—	37,698
Non-cash compensation	—	—	12,256	—	—	12,256
Vesting of stock awards	231	69	(1,465)	—	—	(1,396)
Balance at December 31, 2018	30,184	9,053	400,989	81,450	(34,392)	457,100
Adoption of new accounting principles, net of tax	—	—	—	(360)	—	(360)
Net loss	—	—	—	(32,417)	—	(32,417)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,258	4,258
Foreign currency hedge, net of tax	—	—	—	—	213	213
Defined benefit pension plans, net of tax	—	—	—	—	(269)	(269)
Non-cash compensation	—	—	10,055	—	—	10,055
Vesting of stock awards	335	100	(2,010)	—	—	(1,910)
Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(32,417)	$(63,146)	$(84,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,059	64,862	52,143
Write-off of deferred loan costs	279	—	1,244
Amortization of deferred loan costs and debt discount	7,695	7,022	3,085
Provision for doubtful accounts	(2,573)	11,662	7,097
Foreign currency loss (gain)	494	1,712	499
Deferred income taxes	3,795	(31,734)	(66,246)
(Gain) loss on revaluation of contingent consideration	—	(202)	(1,174)
(Gain) loss on asset disposal	(187)	(552)	553
Loss (gain) on convertible debt embedded derivative	—	24,783	(818)
Goodwill impairment loss	—	—	75,241
Non-cash compensation cost	10,055	12,256	7,876
Other, net	(2,409)	(3,762)	(3,789)
(Increase) decrease (net of the effects of acquisitions):
Receivables	27,194	15,386	(39,820)
Inventory	9,551	(21)	614
Prepaid expenses and other current assets	494	6,933	6,642
Increase (decrease) (net of the effects of acquisitions):
Accounts payable	(5,356)	(8,994)	6,424
Other accrued liabilities	(8,378)	9,168	14,896
Income taxes	1,540	(3,514)	6,260
Net cash provided by (used) in operating activities	58,836	41,859	(13,728)
Cash flows from investing activities:
Capital expenditures[1]	(29,035)	(27,164)	(36,798)
Proceeds from disposal of assets	934	2,580	3,259
Other	—	(443)	(457)
Net cash used in investing activities	(28,101)	(25,027)	(33,996)
Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	(82,396)	(19,690)	(23,006)
Borrowings (payments) under term loan, net of debt discount	49,745	—	(170,000)
Issuance of convertible debt, net of issuance costs	—	—	222,311
Contingent consideration payments	(428)	(1,106)	(1,278)
Debt issuance costs on Credit Facility	(1,524)	(855)	(1,938)
Exercise of stock options	—	—	450
Payments related to withholding tax for share-based payment arrangements	(1,911)	(1,390)	(947)
Other	(291)	—	—
Net cash (used in) provided by financing activities	(36,805)	(23,041)	25,592
Effect of exchange rate changes on cash	(43)	(2,055)	2,468
Net decrease in cash and cash equivalents	(6,113)	(8,264)	(19,664)
Cash and cash equivalents at beginning of period	18,288	26,552	46,216
Cash and cash equivalents at end of period	$12,175	$18,288	$26,552
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$22,697	$24,924	$13,176
Income taxes	$(3,536)	$2,720	$5,719
_____________
1    Excludes accrued capital expenditures for the twelve months ended December 31, 2019 and 2018 only.

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our client’s most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”) (formerly TeamQualspec), Mechanical Services (“MS”) (formerly TeamFurmanite) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, the Company is capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides primarily call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. These services include leak repair, fugitive emissions control, hot tapping and line intervention to help operators manage the material opportunity costs associated with taking off line process, transportation or storage infrastructure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities. The turnaround and call-out services MS provides include field machining, technical bolting, vapor barrier plug and weld testing, field valve repair and valve product sales.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through approximately 200 locations in 20 countries throughout the world with approximately 6,800 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear, LNG, offshore oil and gas, pipelines, terminals and storage)
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining)
•Public Infrastructure (bridges, ports, construction and building, roads and railways)
•Aerospace and Defense
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

Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) the valuation of the embedded derivative liability in our convertible debt, (8) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans and (9) net investment in foreign operations. Our most significant accounting policies are described below.
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of December 31, 2019 and 2018 was $241.7 million and $231.5 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” (as defined in Note 11) measurements, determined based on the observed trading price of these instruments.
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
For our annual goodwill impairment tests as of December 1, 2018 and December 1, 2019, we elected to perform qualitative assessments to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test dates. Our qualitative assessments for the December 1, 2018 and December 1, 2019 tests considered relevant events and circumstances occurring since the December 1, 2017 and December 1, 2018 qualitative impairment test dates, respectively. Specifically, we considered changes in the Company’s stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting the Company and actual changes in the carrying value of our net assets. After considering all positive and negative evidence for the assessments as of both of these dates, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated.

There was $282.0 million and $281.7 million of goodwill at December 31, 2019 and 2018, respectively. A summary of goodwill is as follows (in thousands):

	Twelve Months Ended December 31, 2019
	IHT	MS	Quest Integrity	Total
Balance at beginning of period	$192,608	$55,627	$33,415	$281,650
Foreign currency adjustments	608	(218)	(34)	356
Balance at end of period	$193,216	$55,409	$33,381	$282,006

	Twelve Months Ended December 31, 2018
	IHT	MS	Quest Integrity	Total
Balance at beginning of year	$194,211	$56,600	$33,993	$284,804
Foreign currency adjustments	(1,603)	(712)	(578)	(2,893)
Disposal	—	(261)	—	(261)
Balance at end of year	$192,608	$55,627	$33,415	$281,650

There was $75.2 million of accumulated impairment losses at December 31, 2019 and 2018, comprised of the impairment losses recognized in the third quarter of 2017 described above.

Subsequent to December 31, 2019, our stock price saw declines beginning late January 2020 and continuing through early March 2020. We have determined that goodwill at our IHT reporting unit is at risk for impairment should events or circumstances indicate that a decline in fair value is other than temporary. As such, we are currently estimating the projected timing of a recovery and whether or not a triggering event has occurred during the first quarter of 2020 on this reporting unit. The value of this business is dependent upon the timing and extent of the market recovery and our conclusions could result in an impairment of goodwill. The total carrying value of the net assets for the IHT reporting unit was approximately $217 million as of December 31, 2019, including goodwill of $193 million.
Income taxes. We follow the guidance of ASC 740 Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable or receivable and related tax expense or benefit together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.
In accordance with ASC 740, we are required to assess the likelihood that our deferred tax assets will be realized and, to the extent we believe it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted by tax law, information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance and tax planning strategies.
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2019, our deferred tax assets were $73.2 million, less a valuation allowance of $14.9 million. As of December 31, 2019, our deferred tax liabilities were $60.1 million.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2019, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.5 million.

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
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $500,000 per occurrence. For general liability claims, we have an effective self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. The Company’s current intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.

Amounts used in basic and diluted loss per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Weighted-average number of basic shares outstanding	30,310	30,031	29,849
Stock options, stock units and performance awards	—	—	—
Convertible senior notes	—	—	—
Total shares and dilutive securities	30,310	30,031	29,849
For the years ended December 31, 2019, 2018 and 2017, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, the effect of our convertible senior notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 9 and Note 12, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Assets acquired under finance lease	$326	$5,302	$—
Also, we had $4.0 million, $1.4 million, and $2.6 million of accrued capital expenditures as of December 31, 2019, 2018 and 2017, respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2019 or 2018 or for the years ended December 31, 2019, 2018 and 2017.
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
Revision to prior period consolidated financial statements. As noted in the previously issued Annual Report for the year ended December 31, 2018 (the “2018 Form 10-K”), the Company identified errors in its previously issued 2017 consolidated financial statements. These prior period errors are related to the measurement of valuation allowances on deferred tax assets. The prior period consolidated financial statements and other affected prior period financial information have been revised to correct these errors. The effect of correcting the errors increased our income tax benefit and favorably impacted our net loss by $19.7 million in the twelve months ended December 31, 2017. The correction also resulted in an increase of $19.7 million to previously reported stockholders’ equity as of December 31, 2017. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed annual or interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.
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
Accounting Principles Not Yet Adopted
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. ASU 2016-13 is effective for us as of January 1, 2020 and requires a modified retrospective transition approach. We are currently evaluating the impact this ASU will have on our financial statements, but we do not expect such adoption to have a material impact on our results of operations or financial position.
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in Topic 350. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU 2018-15 is effective for us as of January 1, 2020. We are currently evaluating the impact this ASU will have on our financial statements, but we do not expect such adoption to have a material impact on our results of operations, financial position or cash flows.
2. REVENUE
In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”), which was adopted as of January 1, 2018, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the twelve months ended December 31, 2019, 2018 and 2017.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2019
	United States and Canada	Other Countries	Total
Revenue:
IHT	$496,789	$16,161	$512,950
MS	393,120	142,252	535,372
Quest Integrity	76,050	38,942	114,992
Total	$965,959	$197,355	$1,163,314

	Twelve Months Ended December 31, 2018
	United States and Canada	Other Countries	Total
Revenue:
IHT	$602,615	$14,763	$617,378
MS	383,405	148,960	532,365
Quest Integrity	62,262	34,924	97,186
Total	$1,048,282	$198,647	$1,246,929

	Twelve Months Ended December 31, 2019
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$409,413	$755	$71,689	$31,093	$512,950
MS	—	527,020	2,773	5,579	535,372
Quest Integrity	114,992	—	—	—	114,992
Total	$524,405	$527,775	$74,462	$36,672	$1,163,314

	Twelve Months Ended December 31, 2018
	Non-Destructive Evaluation and Testing Services[1]	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$493,806	$27,420	$80,840	$15,312	$617,378
MS	402	523,701	2,753	5,509	532,365
Quest Integrity	97,186	—	—	—	97,186
Total	$591,394	$551,121	$83,593	$20,821	$1,246,929
_________________

1	This service type comprises the “Asset Integrity Management” and “Non-Destructive Evaluation” service types as disclosed in the 2018 Form 10-K.
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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Trade accounts receivable, net[1]	$245,617	$268,352
Contract assets[2]	$4,671	$5,745
Contract liabilities[3]	$1,224	$1,784
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the consolidated balance sheet.

The $1.1 million decrease in our contract assets from December 31, 2018 to December 31, 2019 is due to fewer fixed price contracts in progress at December 31, 2019 as compared to December 31, 2018, consistent with lower activity levels in the fourth quarter of 2019 compared to the same quarter in 2018. The $0.6 million decrease in contract liabilities is due to our completion of performance obligations during the year ended December 31, 2018 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2018 was recognized as revenue during the year ended December 31, 2019.
Contract costs. The Company recognizes the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheets and were not material as of December 31, 2019 and December 31, 2018. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.

Remaining performance obligations. As of December 31, 2019 and December 31, 2018, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.
3. RECEIVABLES
A summary of accounts receivable as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Trade accounts receivable	$192,743	$207,266
Unbilled revenues	62,864	76,268
Allowance for doubtful accounts	(9,990)	(15,182)
Total	$245,617	$268,352
The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The following summarizes the activity in the allowance for doubtful accounts (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Balance at beginning of period	$15,182	$11,308	$7,835
Provision for doubtful accounts	(2,573)	11,662	7,097
Write-off of bad debts	(2,619)	(7,788)	(3,624)
Balance at end of period	$9,990	$15,182	$11,308
4. INVENTORY
A summary of inventory as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Raw materials	$7,555	$8,448
Work in progress	2,851	3,900
Finished goods	28,789	36,192
Total	$39,195	$48,540

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Land	$6,380	$6,376
Buildings and leasehold improvements	59,177	57,006
Machinery and equipment	284,020	269,084
Furniture and fixtures	10,946	10,253
Capitalized ERP system development costs	46,637	46,637
Computers and computer software	22,906	15,826
Automobiles	4,642	4,879
Construction in progress	13,088	6,550
Total	447,796	416,611
Accumulated depreciation and amortization	(255,845)	(221,817)
Property, plant, and equipment, net	$191,951	$194,794

Included in the table above are assets under finance leases of $5.6 million and $5.3 million and accumulated amortization of $0.5 million and $0.1 million as of December 31, 2019 and December 31, 2018, respectively. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $34.4 million, $36.2 million and $35.7 million, respectively.
6. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,940	$(63,727)	$111,213
Non-compete agreements	5,466	(5,306)	160
Trade names	24,724	(21,146)	3,578
Technology	7,838	(5,976)	1,862
Licenses	848	(642)	206
Total	$213,816	$(96,797)	$117,019

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,894	$(51,160)	$123,734
Non-compete agreements	5,433	(4,882)	551
Trade names	24,753	(20,594)	4,159
Technology	7,847	(5,187)	2,660
Licenses	851	(583)	268
Total	$213,778	$(82,406)	$131,372
Amortization expense on intangible assets for the years ended December 31, 2019, 2018 and 2017 was $14.3 million, $28.7 million and $16.5 million, respectively. Amortization expense for current intangible assets is forecast to be approximately $14 million in 2020 and approximately $13 million per year from 2021 through 2024.

The lower amortization expense in 2019 is primarily due to a change in the estimated useful life of an intangible asset associated with the Furmanite trade name in 2018. Management determined that, as a result of initiatives to consolidate the Company’s branding, the useful life of this intangible asset was not expected to extend beyond December 31, 2018. In accordance with ASC 350, we accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in incremental amortization expense in 2018 of $12 million which did not recur in 2019.
The weighted-average amortization period for intangible assets subject to amortization was 13.6 years as of December 31, 2019. The weighted-average amortization period as of December 31, 2019 is 13.6 years for customer relationships, 5.0 years for non-compete agreements, 14.7 years for trade names, 10.0 years for technology and 10.5 years for licenses.
7. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Payroll and other compensation expenses	$45,934	$47,988
Insurance accruals	14,289	16,001
Property, sales and other non-income related taxes	8,593	7,271
Lease commitments	—	1,145
Contract liabilities	1,224	1,784
Accrued commission	3,299	2,290
Accrued interest	5,015	5,261
Volume discount	2,077	4,322
Contingent consideration	—	429
Professional fees	563	1,219
Other	5,512	7,598
Total	$86,506	$95,308

8. INCOME TAXES
For the years ended December 31, 2019, 2018 and 2017, our income tax benefit on the loss from continuing operations resulted in an effective tax rate of 1%, 33% and 39%, respectively. Our income tax benefit on continuing operations for the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $31.1 million and $53.1 million, respectively, and includes federal, state and foreign taxes. The components of our tax benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2019:
U.S. Federal	$(105)	$(4,349)	$(4,454)
State & local	519	(1,230)	(711)
Foreign jurisdictions	2,340	2,389	4,729
	$2,754	$(3,190)	$(436)
Twelve months ended December 31, 2018:
U.S. Federal	$(3,295)	$(27,670)	$(30,965)
State & local	509	(2,360)	(1,851)
Foreign jurisdictions	3,457	(1,704)	1,753
	$671	$(31,734)	$(31,063)
Twelve months ended December 31, 2017:
U.S. Federal	$6,177	$(62,222)	$(56,045)
State & local	170	(4,819)	(4,649)
Foreign jurisdictions	6,821	795	7,616
	$13,168	$(66,246)	$(53,078)
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Domestic	$(34,720)	$(90,822)	$(149,045)
Foreign	1,867	(3,387)	11,512
	$(32,853)	$(94,209)	$(137,533)

The income tax benefit attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate (21% in 2019 and 2018, and 35% in 2017) to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Pre-tax loss from continuing operations	$(32,853)	$(94,209)	$(137,533)
Computed income taxes at statutory rate	(6,899)	(19,784)	(48,136)
State income taxes, net of federal benefit[1]	(820)	(974)	(4,709)
Foreign tax rate differential	(300)	(52)	(642)
Deferred taxes on investment in foreign subsidiaries	18	(7,284)	(17,079)
Non-deductible expenses	658	686	1,030
Non-deductible compensation[1]	559	829	—
Foreign withholding [1]	670	1,615	1,407
Foreign tax credits	—	—	(17,445)
Other tax credits	—	(1,995)	(631)
Deemed repatriation tax	—	(1,751)	24,374
Goodwill impairment	—	—	19,442
Valuation allowance	3,682	2,923	1,249
Rate change	684	81	(17,360)
Other[1]	1,312	(5,357)	5,422
Total benefit for income tax on continuing operations	$(436)	$(31,063)	$(53,078)
_____________

1
Compared to our previously filed 2018 Annual Report on Form 10-K, $1.4 million was reclassified from “Other” to “State income taxes, net of federal benefit” for the twelve months ended December 31, 2018. Additionally, “Non-deductible compensation” and “Foreign withholding tax” were moved from “Other” to separate line disclosures.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued compensation and benefits	$8,909	$10,463
Receivables	1,644	3,096
Inventory	397	422
Stock options	768	1,101
Other accrued liabilities	1,247	2,058
Tax credit carry forward	312	1,920
Net operating loss carry forwards	50,447	48,732
Other	9,517	5,925
Deferred tax assets	73,241	73,717
Less: Valuation allowance	(14,912)	(10,549)
Deferred tax assets, net	58,329	63,168
Deferred tax liabilities:
Property, plant and equipment	(17,921)	(22,429)
Goodwill and intangible costs	(28,655)	(23,210)
Unremitted earnings of foreign subsidiaries	(5,393)	(5,375)
Convertible debt	(5,767)	(7,055)
Other	(2,400)	(3,553)
Deferred tax liabilities	(60,136)	(61,622)
Net deferred tax asset (liability)	$(1,807)	$1,546
Management evaluates all available evidence, both positive and negative, to determine whether sufficient future taxable income will be generated to allow for the realization of the existing deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. A significant factor of negative evidence evaluated was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2019. This objective evidence limits the ability to consider other subjective positive evidence, such as the Company’s projections for future pre-tax income.
On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $14.9 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This valuation allowance relates primarily to the deferred tax assets for federal, foreign and state tax net operating loss carryforwards. The amount of deferred tax asset considered realizable could be adjusted if there are changes to net operating loss carryforward periods or there is a change to the weight assessed on various sources of positive and negative evidence.
The deferred tax asset presented for net operating loss carryforwards is net of any unrecognized tax benefits that has been established related to income tax returns filed.
At December 31, 2019, we had net operating loss carry forwards for U.S. federal income tax purposes of $151.3 million. Of this amount, $93.5 million expires in various dates through 2037 and $57.8 million has an indefinite carry forward period. These carryforwards are available, subject to certain limitations, to offset future taxable income. Further, we have state net operating loss carryforwards of $122.0 million with $114.3 million expiring on various dates through 2039 and $7.7 million with an indefinite carryforward period.
In addition, as of December 31, 2019, we have alternative minimum tax credits of approximately $2.1 million which can be used to offset regular income tax or is refundable in 2019, 2020, and 2021.
As of December 31, 2019, we had foreign net operating loss carry forwards totaling $9.2 million that are expected to be utilized in the future periods. A total of $8.4 million has an unlimited carry forward period and will not expire.

At December 31, 2019, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2019, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $5.4 million.
At December 31, 2019, we have established liabilities for uncertain tax positions of $1.9 million, inclusive of interest and penalties. To the extent these unrecognized tax benefits are recognized, they would affect our effective tax rate. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2015. We are currently under federal audit for the tax year ended December 31, 2017. We do not anticipate any material adjustments related to this examination.
Periodic examinations of our tax filings occur by the taxing authorities for the jurisdictions in which we conduct business. These examinations review the significant positions taken on our returns, including the timing and amount of income and deductions reported, as well as the allocation of income among multiple taxing jurisdictions. The Company does not expect any material adjustments to result from positions taken on its income tax returns.
The following table summarizes the Company’s reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2019	2018[1]	2017[1]
Unrecognized tax benefits - January 1	$1,749	$991	$716
Additions based on tax positions related to prior years	227	1,004	275
Reductions based on tax positions related to prior years	(415)	—	—
Settlements	—	—	—
Reductions resulting from a lapse of the applicable statute of limitations	(14)	(246)	—
Unrecognized tax benefits - December 31	$1,547	$1,749	$991
_____________

1	2018 and 2017 revised figures were not considered material. Penalties and interest were excluded in 2019, therefore 2018 and 2017 amounts were revised for consistency.
The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, there were approximately $0.3 million and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits that are recorded in income tax expense. The estimated amount of liabilities recorded for uncertain tax positions that we believe will be effectively settled within the next twelve months is immaterial.
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

9. LONG-TERM DEBT, DERIVATIVES AND LETTERS OF CREDIT
As of December 31, 2019 and 2018, our long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2019	2018

Credit Facility revolver	$73,876	$156,843
Credit Facility term loan[1]	49,735	—
Total Credit Facility	123,611	156,843
Convertible debt[2]	201,619	195,184
Finance lease obligations	5,363	5,356
Total long-term debt and finance lease obligations	330,593	357,383
Less: current portion of long-term debt and finance lease obligations	5,294	569
Total long-term debt and finance lease obligations, less current portion	$325,299	$356,814
_________________

1	Comprised of principal amount outstanding, less unamortized discount and issuance costs.

2	Comprised of principal amount outstanding plus embedded derivative liability (if any), less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future maturities of long-term debt, excluding finance leases, are as follows (in thousands):

December 31
2020	$5,000
2021	118,876
2022	—
2023	230,000
2024	—
Thereafter	—
Total	$353,876

For information on our finance lease obligations, see footnote 10.

Credit Facility
On August 30, 2019, we renewed our Credit Facility under the Eighth Amendment to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015. In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures on July 7, 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 2.75% margin at December 31, 2019) and have commitment fees on unused borrowing capacity (0.50% at December 31, 2019). The Credit Facility limits our ability to pay cash dividends. The Company’s obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in the Company’s material direct and indirect domestic subsidiaries and 65% of the equity interests in the Company’s material first-tier foreign subsidiaries.
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
As of December 31, 2019, we are in compliance with these covenants. The Senior Secured Leverage Ratio and the Debt Service Coverage Ratio stood at 1.89 to 1.00 and 2.17 to 1.00, respectively, as of December 31, 2019. We are not bound by a covenant with respect to the Net Leverage Ratio until March 31, 2020; however, as of December 31, 2019 this ratio stood at 4.97 to 1.00.
At December 31, 2019, we had $12.2 million of cash on hand and approximately $66 million of available borrowing capacity through our Credit Facility. As of December 31, 2019, we had $2.1 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $20.5 million at December 31, 2019 and $22.8 million at December 31, 2018. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.

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

The Notes are initially convertible into 10,599,067 shares of common stock. Previously, because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted into more than 5,964,858 shares of common stock. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes. The Notes will be convertible into, subject to various conditions, cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case, at the Company’s election.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.
We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions are met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses. During 2017, we used $160.0 million of the net proceeds to repay all outstanding borrowings under the term-loan portion of our Credit Facility and $62.3 million of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of our Credit Facility, which may be subsequently reborrowed for general corporate purposes.

Accounting Treatment of the Notes

As of December 31, 2019 and 2018, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

	December 31,
	2019	2018
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(4,756)	(5,834)
Unamortized discount	(23,625)	(28,982)
Net carrying amount of the liability component[1]	201,619	195,184

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________
1    Included in the “Long-term debt and finance lease obligations” line of the consolidated balance sheets.
2    Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the consolidated balance sheets.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. Unless an exception under ASC 815-15 applies, such accounting requires that an embedded feature that is not “clearly and closely related” to the host contract be accounted for separately as a derivative and marked to fair value in the statement of operations each period. The Company concluded that the conversion feature is not “clearly and closely related” to the debt host contract. However, ASC 815-15 provides an exception for embedded features that are considered both indexed to our common stock and classified in stockholders’ equity. Because the Notes permit the Company to settle the conversion feature in cash, stock or any combination thereof at its election, ordinarily the conversion feature would be considered both indexed to our common stock and classified in stockholders’ equity and therefore exempt from the requirements of ASC 815-15. However, because the Notes could be convertible into more than 19.99% of our outstanding common stock and shareholder approval in accordance with the NYSE rules (as described above) to issue more than 19.99% of our outstanding common stock had not yet been obtained at the time the Notes were issued, the Company could have been required to settle the conversion feature for a portion of the Notes in cash instead of shares. Therefore, the conversion feature for a portion of the Notes could not be classified in stockholders’ equity and the exception under ASC 815-15 did not apply. As such, the Company concluded that for a portion of the Notes, it must recognize as an embedded derivative under ASC 815-15 while the remainder of the Notes were subject to ASC 470-20.
The Company determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. First, while the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As noted above, we were required to obtain stockholder approval to issue more than 5,964,858 shares of stock to settle the Notes upon conversion. Therefore, approximately 40% of the maximum number of shares were authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60% would be required to be settled in cash. The Company thus concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes were subject to ASC 470-20.
As a result of obtaining shareholder approval for the issuance of shares of common stock upon conversion of the Notes, the embedded derivative met the criteria to be classified in stockholders’ equity, effective on the date of shareholder approval. Accordingly, we recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period. Losses on the embedded derivative liability recognized in the consolidated statements of operations were $24.8 million for the twelve months ended December 31, 2018 (incurred in the first and second quarters of 2018). Gains on the embedded derivative liability recognized in the consolidated statements of operations were $0.8 million for the twelve months ended December 31, 2017.

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
The Company incurred approximately $7.7 million in issuance costs associated with the Notes. Issuance costs of $7.2 million were allocated as a reduction of the carrying amount of the debt while the remaining $0.5 million were allocated as a reduction to additional paid-in capital in stockholders’ equity. The portion allocated to the debt component is being amortized over the life of the debt. As of December 31, 2019, the remaining amortization period is 43 months.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Twelve Months Ended December 31,
	2019	2018

Coupon interest	$11,500	$11,500
Amortization of debt discount and issuance costs	6,435	5,886
Total interest expense on convertible senior notes	$17,935	$17,386

Effective interest rate	9.12%	9.12%
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At December 31, 2019 the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.
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

The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2019	2018	2017	2019	2018	2017
Derivatives Classified as Hedging Instruments
Net investment hedge	$282	$658	(1,802)	$—	$—	$—

	Gain (Loss) Recognized in Income (Loss)[1]
	Twelve Months Ended December 31,
	2019	2018	2017
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible debt	$—	$(24,783)	$818

_________________
1    Reflected as “Loss (gain) on convertible debt embedded derivative” in the consolidated statements of operations.

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	December 31, 2019			December 31, 2018

	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(4,186)	Liability	Long-term debt	$(3,904)
10. LEASES

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

The components of lease expense are as follows (in thousands):

Twelve Months Ended December 31, 2019
Operating lease costs	$30,331
Variable lease costs	6,195
Finance lease costs:
Amortization of right-of-use assets	322
Interest on lease liabilities	333
Total lease cost	$37,181

Other information related to leases are as follows (in thousands):

Twelve Months Ended December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,263
Operating cash flows from finance leases	389
Financing cash flows from finance leases	291
Right-of-use assets obtained in exchange for lease obligations
Operating leases	16,242
Finance leases	326

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$67,048
Current portion of operating lease obligations	17,100
Operating lease obligations (non-current)	54,436

Finance Leases:
Property, plant and equipment, net	$5,156
Current portion of long-term debt and finance lease obligations	294
Long-term debt and finance lease obligations	5,069

Weighted average remaining lease term
Operating leases	6 years
Finance leases	13 years
Weighted average discount rate
Operating leases	8.3%
Finance lease	6.3%

As of December 31, 2019, we have no material additional operating and finance leases that have not yet commenced.

As of December 31, 2019, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2020	21,539	593
2021	16,399	597
2022	13,249	601
2023	10,834	551
2024	8,597	542
Thereafter	20,031	5,105
Total future minimum lease payments	90,649	7,989
Less: Interest	19,113	2,626
Present value of lease liabilities	$71,536	$5,363

Commitment Obligations Prior to January 1, 2019 Under ASC 840

Under the transition guidance of Topic 842, we elected the effective date transition method. The following is the transition disclosure for undiscounted future gross minimum lease payments for non-cancellable leases as of December 31, 2018 under ASC 840 (in thousands):

Twelve Months Ended December 31,	Operating Leases	Capital Lease
2019	$23,315	$583
2020	16,858	500
2021	12,577	504
2022	9,873	524
2023	7,846	525
Thereafter	23,224	5,631
Total minimum lease payments	$93,693	$8,267
Less: Interest on finance leases		(2,911)
Total principal payable on finance leases		$5,356
Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2019, 2018 and 2017 were $43.0 million, $44.9 million and $47.7 million, respectively.
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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$—	$—
Net investment hedge	$—	$(4,186)	$—	$(4,186)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent consideration[1]	$—	$—	$429	$429
Net investment hedge	$—	$(3,904)	$—	$(3,904)
Embedded derivative in convertible debt[2]	$—	$—	$—	$—
__________________________

1	The contingent consideration liability balance was fully paid in 2019, thus no balance exists as of December 31, 2019.

2	The embedded derivative liability was reclassified to stockholders’ equity as of May 17, 2018 and is no longer marked to fair value each period, as discussed in Note 9.
There were no transfers in and out of Level 3 during the years ended December 31, 2019 and 2018.
The fair value of the convertible debt embedded derivative liability was estimated using a lattice model with inputs including our stock price, our stock price volatility and interest rates. As the assumptions used in the valuation are primarily derived from observable market data, the fair value measurement is classified as Level 2 in the fair value hierarchy. See Note 9 for more information on the embedded derivative liability.
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
The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Beginning balance	$429	$1,712
Accretion of liability	—	39
Foreign currency effects	(1)	(14)
Payment	(428)	(1,106)
Revaluation	—	(202)
Ending balance	$—	$429

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2019, there were approximately 1.5 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
Our share-based payments consist primarily of stock units, performance awards, common stock and stock options. In May 2018, our shareholders approved the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”), which replaced the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”) and subsequently amended in May 2019. The 2018 Plan authorizes the issuance of share-based awards representing up to 1.2 million shares of common stock, plus the number of shares remaining available for issuance under the 2016 Plan, plus the number of shares subject to outstanding awards under specified prior plans that may become available for reissuance in certain circumstances. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
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
Compensation expense related to share-based compensation totaled $10.1 million, $12.3 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At December 31, 2019, $14.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.6 years. The recognized income tax benefit totaled $2.0 million, $2.5 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $5.8 million, $7.9 million, $7.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Transactions involving our stock units and director stock grants for the twelve months ended December 31, 2019 are summarized below:

	Twelve Months Ended December 31, 2019
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	856	$18.79
Changes during the year:
Granted	374	$16.57
Vested and settled	(378)	$19.59
Cancelled	(68)	$18.64
Stock and stock units, end of year	784	$17.35
The weighted-average grant date fair value related to stock units and director stock grants during the years ended December 31, 2018 and 2017 was $18.79 and $13.64, respectively. The intrinsic value of stock units and director stock grants vested during the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $4.8 million and $3.0 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, the Company communicates “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2018 (the “2018 Awards”) and in 2019 (the “2019 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2018 and 2019 Awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors.
On January 24, 2018, we granted 350,000 performance units to our Chief Executive Officer that vest in 20% increments upon the achievement of five specified Company stock price milestones, subject to a minimum vesting period of one year and the provision of service through each of the vesting dates. Settlement occurs with common stock within 30 days of the respective vesting dates. Any outstanding unvested performance units are forfeited on the fifth anniversary of the grant date. The performance, time and employment criteria for the first stock price milestone were met on January 24, 2019 resulting in the vesting of 70,000 shares of common stock. No additional stock price milestones have been met.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $4.3 million, $4.3 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Transactions involving our performance awards during the twelve months ended December 31, 2019 are summarized below:

	Twelve Months Ended December 31, 2019
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	495	$14.47	145	$17.88
Changes during the period:
Granted	127	$25.24	127	$18.42
Vested and settled	(70)	$16.51	—	$—
Cancelled	(63)	$18.29	(63)	$21.68
Performance stock units, end of period	489	$16.49	209	$17.06
__________________________

1	Performance units with variable payouts are shown at target level of performance.

The weighted-average grant date fair value related to performance stock units during the year ended December 31, 2018 was $15.25 and during the year ended December 31, 2017 was $19.68. The intrinsic value of performance stock unit awards vested during the years ended December 31, 2019, 2018 and 2017 were $1.0 million, $0.3 million and zero, respectively.

We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended December 31, 2019 and 2018 and less than $0.1 million for the year ended December 31, 2017. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
Transactions involving our stock options for the twelve months ended December 31, 2019 are summarized below:

	Twelve Months Ended December 31, 2019
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of year	52	$32.56
Shares under option, end of year	52	$32.56
Exercisable at end of year	52	$32.56

No stock options were granted during the years ended December 31, 2019, 2018 and 2017. There were no changes during the twelve months ended December 31, 2019. Options exercisable at December 31, 2019 had a weighted-average remaining contractual life of 1.7 years, and exercise prices ranging from $21.12 to $50.47. The intrinsic value of stock option awards exercised was insignificant for the years ended December 31, 2019, 2018 and 2017.
13. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the years ended December 31, 2019, 2018, and 2017 were approximately $9.8 million, $11.0 million, $10.4 million, respectively.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represented approximately 1.0% of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost (credit) and changes in benefit obligation and plan assets include combined amounts from the two plans in 2018, while assumption and narrative information relates solely to the U.K. Plan. In connection with the sale of the Company’s Norwegian operations in 2018, all assets and liabilities associated with the Norwegian Plan were transferred to the buyer.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2019. Estimated defined benefit pension plan contributions for 2020 are expected to be approximately $4.0 million.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 2.0% as of December 31, 2019. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 2.9% for 2020 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.

Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Service cost	$—	$77	$90
Interest cost	2,323	2,303	2,438
Settlement cost	221	—	—
Expected return on plan assets	(2,378)	(3,720)	(3,110)
Amortization of prior service cost	32	—	—
Amortization of net actuarial (gain) loss	—	(78)	71
Net pension cost (credit)	$198	$(1,418)	(511)

The weighted-average assumptions used to determine benefit obligations at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Discount rate	2.0%	2.8%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.0%	3.2%
______________
1    Not applicable due to plan curtailment.
The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2019 and 2018 are as follows:

	Twelve Months Ended December 31,
	2019	2018
Discount rate	2.8%	2.5%
Expected long-term return on plan assets	3.3%	4.7%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.2%	3.1%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2020 is determined based on the weighted average of expected returns on asset investment categories as follows: 2.9% overall, 5.3% for equities and 2.1% for debt securities.

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Projected benefit obligation:
Beginning of year	$84,559	$96,875
Service cost	—	77
Interest cost	2,323	2,303
Actuarial (gain) loss	8,425	(4,347)
Benefits paid	(6,050)	(4,539)
Prior service cost	—	669
Disposal of Norwegian Plan	—	(1,075)
Foreign currency translation adjustment and other	3,150	(5,404)
End of year	92,407	84,559
Fair value of plan assets:
Beginning of year	73,619	81,899
Actual gain (loss) on plan assets	10,393	(462)
Employer contributions	2,295	2,404
Benefits paid	(6,050)	(4,539)
Disposal of Norwegian Plan	—	(983)
Foreign currency translation adjustment and other	2,829	(4,700)
End of year	83,086	73,619
Excess projected obligation under (over) fair value of plan assets at end of year	$(9,321)	$(10,940)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(7,365)	$(7,190)
Prior service cost	(656)	(669)
Total	$(8,021)	$(7,859)
Significant changes affecting pension benefit obligations in 2019 compared to 2018 primarily include actuarial losses in 2019 versus actuarial gains in 2018 due to changes in market conditions that affect the financial assumptions used to value liabilities as well as foreign currency translation adjustments due to the weakening of the U.S. Dollar versus the British Pound in 2019. The accumulated benefit obligation for the U.K. Plan was $92.4 million and $84.6 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2020	$3,661
2021	3,884
2022	4,065
2023	3,946
2024	4,335
2025-2029	23,636
Total	$43,527

The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2019 and 2018 (in thousands):

December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$10,579	$10,579	$—	$—
Equity securities:
Diversified growth fund (b)	20,102	—	20,102	—
Global equity fund (c)	3,207	—	3,207	—
Fixed income securities:
U.K. government fixed income securities (d)	16,166	—	16,166	—
U.K. government index-linked securities (e)	13,012	—	13,012	—
Global absolute return bond fund (f)	11,871	—	11,871	—
Corporate bonds (g)	8,149	—	8,149	—
Total	$83,086	$10,579	$72,507	$—

December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$1,119	$1,119	$—	$—
Equity securities:
Diversified growth fund (b)	12,330	—	12,330	—
Global equity fund (c)	1,835	—	1,835	—
Fixed income securities:
U.K. government fixed income securities (d)	18,048	—	18,048	—
U.K. government index-linked securities (e)	14,245	—	14,245	—
Global absolute return bond fund (f)	18,570	—	18,570	—
Corporate bonds (g)	7,472	—	7,472	—
Total	$73,619	$1,119	$72,500	$—
______________________________

a)
The net asset value of the commingled equity and fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled funds are classified as Level 2 assets. The net asset value is corroborated by observable market data (e.g., purchase or sale activities).

b)	This category includes investments in a diversified portfolio of equity, bonds, alternatives and cash markets that aims to achieve capital growth returns.

c)	This category includes investments in a diversified portfolio of equity, bonds, money markets, alternatives and credit markets to achieve a return with downside protection through monthly put options.

d)	This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (gilts) that have maturity periods ranging from 2030 to 2060.

e)
This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2022 to 2062. The funds invest in U.K. government bonds and derivatives.

f)
This category includes investments in funds predominantly in a wide range of fixed and floating rate investment grade and below investment grade debt instruments traded on regulated markets worldwide with the objective to achieve a return of 3% above 1 month LIBOR over a 3-year basis.

g)	This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns.

Investment objectives for the U.K. Plan, as of December 31, 2019, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2019 and 2018 by asset category:

	Asset Allocations		Target Asset Allocations
	2019	2018	2019	2018
Equity securities and diversified growth funds[1]	28.1%	19.2%	27.5%	27.5%
Debt securities[2]	59.2%	79.2%	72.5%	72.5%
Other	12.7%	1.5%	—%	—%
Total	100%	100%	100%	100%
______________________________

1	Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.

2	Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

14. COMMITMENTS AND CONTINGENCIES
Patent Infringement Matters. On December 15, 2014, our subsidiary, Quest Integrity Group, LLC (“Quest Integrity”), filed three patent infringement lawsuits against three different defendants, two of the lawsuits were filed in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringe Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection.” This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to the underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking injunctive relief, as well as monetary damages. Defendants denied they infringe any valid claim of Quest Integrity’s patent, and asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied Quest Integrity’s motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using Quest Integrity’s patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In late 2018 and early 2019, Quest Integrity settled with the defendant in the Washington Case and settled with one of the two defendants in the Delaware Cases. Quest Integrity also appealed the ruling in the Delaware Case with the remaining defendant. In May 2019, the Court of Appeals for the Federal Circuit issued an opinion reversing and remanding the decisions of invalidity on certain claims and reversing other material aspects of the U.S. District Court of Delaware’s findings. The U.S. District Court ordered mediation between Quest Integrity and the remaining defendant on February 28, 2020, and scheduled the remanded trial for the fourth quarter of 2020. In mediation, Quest Integrity and the remaining defendant agreed on the framework for a full and final settlement of all claims. As a result of the mediation in February 2020, we recorded a loss of $1.3 million and have adjusted our 2019 consolidated financial statements to reflect the impact of this event. Execution of a final settlement agreement and entry of an order of dismissal of the case is expected in the second quarter of 2020.
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
In July 2018, we announced an organizational restructuring. The organizational changes include a Product and Service Line organization and an Operations organization. The Product and Service Lines organization is responsible for standardization of best practices and the related technical training and program development, value positioning and pricing, and technology development and innovation across Team’s global enterprise. The Operations organization, comprised of cross-segment divisions aligned by major geographic regions, is responsible for executing product and service delivery in accordance with established Team service line standards, safety and quality protocols. Overall company management and decision-making continues to be performed according to the structure of the three operating segments (IHT, MS and Quest Integrity). Accordingly, these changes had no effect on our reportable segments.
Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Revenues:
IHT	$512,950	$617,378	$588,441
MS	535,372	532,365	529,973
Quest Integrity	114,992	97,186	81,797
Total	$1,163,314	$1,246,929	$1,200,211

	Twelve Months Ended December 31,
	2019	2018	2017
Operating income (loss):
IHT[1]	$24,084	$37,329	$11,128
MS1	55,385	6,323	(33,993)
Quest Integrity	28,757	20,138	12,337
Corporate and shared support services	(110,372)	(102,751)	(104,582)
Total	$(2,146)	$(38,961)	$(115,110)
______________

1	Includes goodwill impairment loss of $21.1 million and $54.1 million for IHT and MS, respectively, for the year ended December 31, 2017.

	Twelve Months Ended December 31,
	2019	2018	2017
Capital expenditures[1]:
IHT	$7,983	$7,643	$10,505
MS	10,755	11,141	17,791
Quest Integrity	4,550	3,526	3,316
Corporate and shared support services	8,446	3,621	5,186
Total	$31,734	$25,931	$36,798
______________

1	Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2019	2018	2017
Depreciation and amortization:
IHT	$17,616	$18,810	$19,279
MS	21,835	36,177	23,412
Quest Integrity	3,557	4,285	4,423
Corporate and shared support services	6,051	5,590	5,029
Total	$49,059	$64,862	$52,143
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2019, 2018 and 2017 and our total long-lived assets as of December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2019
United States	$838,385	$328,832
Canada	127,574	8,625
Europe	126,794	32,517
Other foreign countries	70,561	6,044
Total	$1,163,314	$376,018
Twelve months ended December 31, 2018
United States	$908,382	$298,567
Canada	139,900	4,165
Europe	126,142	20,224
Other foreign countries	72,505	3,210
Total	$1,246,929	$326,166
Twelve months ended December 31, 2017
United States	$871,367	$330,909
Canada	134,256	5,377
Europe	119,603	22,480
Other foreign countries	74,985	4,614
Total	$1,200,211	$363,380
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2019, 2018 and 2017 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
OneTEAM Program
Severance and related costs
IHT	$249	$2,995	$—
MS	418	2,514	—
Quest Integrity	62	418	—
Corporate and shared support services	947	800	—
Subtotal	1,676	6,727	—

2017 Cost Savings Initiative
Severance and related costs
IHT	—	—	966
MS	—	—	1,622
Quest Integrity	—	—	428
Corporate and shared support services	—	—	864
Subtotal	—	—	3,880

Furmanite Belgium and Netherlands Exit
Severance and related costs (credits)
MS	—	—	(173)
Disposal (gain)/impairment loss
MS	—	—	(1,056)
Subtotal	—	—	(1,229)
Grand total	$1,676	$6,727	$2,651

OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, for our domestic operations, and entered in the deployment phase starting in the second quarter of 2018. In the third quarter of 2019, we began the design phase of OneTEAM for our international operations. As part of the OneTEAM Program, we decided to eliminate certain employee positions. For the twelve months ended December 31, 2019 and 2018, we have incurred severance charges of $1.7 million and $6.7 million, respectively and the amount we have incurred cumulatively to date is $8.4 million. As the OneTEAM Program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. In addition to the impacted employee positions, certain locations may be shut down or consolidated during this process. We are currently in the second year of this three-year program and expect the program-related expenses to continue through the end of 2020.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Twelve Months Ended December 31, 2019
Balance, beginning of period	$2,283
Charges	1,676
Payments	(2,988)
Balance, end of period	$971

For the twelve months ended December 31, 2019 and 2018, we also incurred professional fees of $12.3 million and $15.5 million, respectively, associated with OneTEAM.

2017 Cost Savings Initiative. On July 24, 2017, we announced our commitment to a cost savings initiative to take direct actions to reduce our overall cost structure due to a continuation of weak market conditions. This initiative was completed in the latter part of 2017. No costs or expenses were recognized in the consolidated statements of operations for this initiative during the twelve months ended December 31, 2019 and 2018. The resulting severance and related charges of this initiative, which were generally recorded in the third and fourth quarters of 2017, amounted to $3.9 million during the year ended December 31, 2017. This is also the amount we have incurred cumulatively to date. Most of these expenses were paid in cash in 2017.

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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2019					Twelve Months Ended December 31, 2018
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(30,607)	$3,904	$(7,859)	$170	$(34,392)	$(21,366)	$3,246	$(7,221)	$5,545	$(19,796)
Other comprehensive income (loss)	3,865	282	(162)	217	4,202	(9,241)	658	(638)	(3,045)	(12,266)
Adoption of new accounting principle	—	—	—	—	—	—	—	—	(2,330)	(2,330)
Balance at end of year	$(26,742)	$4,186	$(8,021)	$387	$(30,190)	$(30,607)	$3,904	$(7,859)	$170	$(34,392)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2019			2018			2017
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,865	$393	$4,258	$(9,241)	$(2,923)	$(12,164)	$10,607	$(2,919)	$7,688
Foreign currency hedge	282	(69)	213	658	(162)	496	(1,802)	688	(1,114)
Defined benefit pension plans	(162)	(107)	(269)	(638)	40	(598)	3,297	(667)	2,630
Total	$3,985	$217	$4,202	$(9,221)	$(3,045)	$(12,266)	$12,102	$(2,898)	$9,204
18. ISSUANCE AND REPURCHASE OF COMMON STOCK
At-the-Market Equity Issuance Program. On November 28, 2016, we filed with the SEC a prospectus supplement to our October 2016 shelf registration statement on Form S-3 (the “Shelf Registration Statement”), under which we could have sold up to $150.0 million of our common stock through an “at-the-market” equity offering program (the “ATM Program”). The ATM Program was implemented through a related sales agreement (the “Sales Agreement”) with the agents named therein. Through December 31, 2016, we sold 167,931 shares of common stock under the ATM Program. The net proceeds from such sales were $6.0 million after deducting the aggregate commissions paid of approximately $0.1 million and were used to reduce outstanding indebtedness. No shares of common stock were sold under the ATM Program during 2017.
On July 31, 2017, we terminated the ATM Program, without penalty, by delivering notice to the agents under the Sales Agreement.
In connection with the filing of the Shelf Registration Statement and the commencement of the ATM Program, we capitalized costs totaling $0.7 million, substantially all of which was written off to selling, general and administrative expense in 2017 after the cancellation of the ATM Program.
Common Stock Repurchase Plan. On June 23, 2014, our Board authorized an increase in the stock repurchase plan limit to $50.0 million (less $13.3 million repurchased previously). During year ended May 31, 2015, we repurchased 546,977 shares for a total cost of $21.1 million. During the year ended December 31, 2016, we repurchased 274,110 shares for a total cost of $7.6 million. In the fourth quarter of 2016, these 821,087 shares were retired and are not included in common stock issued and outstanding as of December 31, 2016. The retirement of the shares resulted in a reduction in common stock of $0.2 million, a reduction of $9.1 million to additional paid-in capital, and a $19.4 million reduction to retained earnings. The stock repurchase plan was canceled in 2017. No shares were repurchased during the years ended December 31, 2019, 2018 and 2017.

19. QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$269,599	$315,829	$290,079	$287,807	$1,163,314
Gross margin	$65,947	$94,597	$83,035	$84,165	$327,744
Operating income (loss)	$(16,528)	$13,004	$(1,840)	$3,218	$(2,146)
Income (loss) from continuing operations	$(24,228)	$6,102	$(7,057)	$(7,234)	$(32,417)
Net income (loss)	$(24,228)	$6,102	$(7,057)	$(7,234)	$(32,417)
Basic earnings (loss) per share:
Continuing operations	$(0.80)	$0.20	$(0.23)	$(0.24)	$(1.07)
Net income (loss)	$(0.80)	$0.20	$(0.23)	$(0.24)	$(1.07)
Diluted earnings (loss) per share:
Continuing operations	$(0.80)	$0.20	$(0.23)	$(0.24)	$(1.07)
Net income (loss)	$(0.80)	$0.20	$(0.23)	$(0.24)	$(1.07)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$302,385	$343,889	$290,856	$309,799	$1,246,929
Gross margin	$75,534	$97,182	$70,139	$85,401	$328,256
Operating income (loss)	$(14,125)	$1,799	$(19,694)	$(6,941)	$(38,961)
Income (loss) from continuing operations[1]	$(12,264)	$(31,341)	$(23,526)	$3,985	$(63,146)
Net income (loss)[1]	$(12,264)	$(31,341)	$(23,526)	$3,985	$(63,146)
Basic earnings (loss) per share:
Continuing operations[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Net income (loss)[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Diluted earnings (loss) per share:
Continuing operations[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
Net income (loss)[1]	$(0.41)	$(1.04)	$(0.78)	$0.13	$(2.10)
_____________

1
Income (loss) from continuing operations, net income (loss) and the related earnings (loss) per share amounts for each of the quarters in 2018 are revised from those originally reported to correct errors in income tax expense (benefit) associated with the measurement of valuation allowances on deferred tax assets. Based on an analysis of quantitative and qualitative factors, the Company determined the related impacts were not material to its previously filed interim consolidated financial statements, and therefore, amendments of previously filed reports are not required.

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

	Years Ended December 31,				Seven Months Ended December 31,	Year Ended May 31,
	2019	2018	2017 (1)	2016 (2)	2015 (3)	2015
Statements of operations data:
Revenues	$1,163,314	$1,246,929	$1,200,211	$1,196,696	$571,718	$842,047
Operating income (loss)	$(2,146)	$(38,961)	$(115,110)	$(3,118)	$19,162	$68,465
Income (loss) from continuing operations	$(32,417)	$(63,146)	$(84,455)	$(12,565)	$8,878	$40,497
Net income (loss) attributable to Team shareholders	$(32,417)	$(63,146)	$(84,455)	$(12,676)	$8,878	$40,070
Basic earnings (loss) per share:
Continuing operations	$(1.07)	$(2.10)	$(2.83)	$(0.45)	$0.43	$1.95
Net income (loss)	$(1.07)	$(2.10)	$(2.83)	$(0.45)	$0.43	$1.95
Diluted earnings (loss) per share:
Continuing operations	$(1.07)	$(2.10)	$(2.83)	$(0.45)	$0.41	$1.85
Net income (loss)	$(1.07)	$(2.10)	$(2.83)	$(0.45)	$0.41	$1.85
Weighted-average shares outstanding
Basic	30,310	30,031	29,849	28,095	20,852	20,500
Diluted	30,310	30,031	29,849	28,095	21,425	21,651
Balance sheet data:
Total assets	$985,217	$977,821	$1,055,835	$1,147,418	$798,991	$523,833
Long-term debt and other long-term liabilities	$398,011	$380,770	$430,877	$464,060	$368,685	$97,234
Stockholders’ equity	$436,670	$457,100	$477,174	$535,637	$338,146	$335,375
Working capital	$167,042	$215,005	$249,276	$253,636	$222,399	$197,472
Noncontrolling interest	$—	$—	$—	$—	$—	$6,034
Other financial data:
Depreciation and amortization	$49,059	$64,862	$52,143	$48,673	$19,426	$22,787
Goodwill impairment loss	$—	$—	$75,241	$—	$—	$—
Share-based compensation	$10,055	$12,256	$7,876	$7,313	$3,469	$4,838
Capital expenditures[4]	$31,734	$25,931	$36,798	$45,843	$25,802	$28,769
_________________

1	As revised. See Note 1 to the consolidated financial statements for additional information.

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

4	Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.