Form 10-Q
period 2020-03-31
TEAM INC
filed 2020-06-19
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,627,638 shares of common stock, par value $0.30, outstanding as of June 15, 2020.

EXPLANATORY NOTE

Team, Inc. (the “Company,” “we,” “our” and “us”) previously disclosed in a Current Report on Form 8-K, dated May 11, 2020 (the “Form 8-K”), that it was unable to meet the original deadline for the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the novel coronavirus (COVID-19) pandemic.
Our key employees were affected by travel and work restrictions stemming from the COVID-19 pandemic. In particular, our headquarters are located in Texas, which had imposed statewide lockdowns to address the COVID-19 pandemic. As a consequence, our accounting personnel, many of whom were working remotely, had limited access to our financial records. In addition, we have instituted rolling furloughs throughout the organization, which made the collection of financial data across our worldwide operations slower and more difficult. These restrictive measures and the economic impacts of the COVID-19 pandemic required additional time for us to assess the impact of COVID-19 on our operations, financial position and cash flows.
Further, as disclosed in the Form 8-K, at the original filing deadline we were continuing to analyze any potential goodwill impairment loss as of March 31, 2020 and the tax impacts that may be recognized related to the Coronavirus Aid, Relief and Economic Security Act, and its part in the overall assessment of the impact of COVID-19 on our business. As a result, these factors delayed the completion of our internal quarterly review and finalization of the Quarterly Report by the original filing date of May 11, 2020.
On March 4, 2020, the Securities and Exchange Commission issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”). As previously disclosed in the Form 8-K, for the reasons discussed above, we relied on the Order to delay the filing of this Quarterly Report.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,523	$12,175
Accounts receivable, net of allowance of $9,674 and $9,990, respectively	224,111	245,617
Inventory	38,011	39,195
Income tax receivable	15,550	316
Prepaid expenses and other current assets	25,797	20,275
Total current assets	323,992	317,578
Property, plant and equipment, net	184,447	191,951
Operating lease right-of-use assets	64,209	67,048
Intangible assets, net of accumulated amortization of $99,899 and $96,797, respectively	113,535	117,019
Goodwill	88,099	282,006
Deferred income taxes	5,130	5,189
Other assets, net	8,126	4,426
Total assets	$787,538	$985,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	47,634	41,636
Current portion of long-term debt and finance lease obligations	5,296	5,294
Current portion of operating lease obligations	16,787	17,100
Other accrued liabilities	81,699	86,506
Total current liabilities	151,416	150,536
Long-term debt and finance lease obligations	345,362	325,299
Operating lease obligations	52,027	54,436
Defined benefit pension liability	7,696	9,321
Deferred income taxes	1,821	6,996
Other long-term liabilities	1,787	1,959
Total liabilities	560,109	548,547
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,627,479 and 30,518,793 shares issued, respectively	9,183	9,153
Additional paid-in capital	410,185	409,034
Retained earnings (deficit)	(152,088)	48,673
Accumulated other comprehensive loss	(39,851)	(30,190)
Total equity	227,429	436,670
Total liabilities and equity	$787,538	$985,217

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$236,839	$269,599
Operating expenses	179,353	203,652
Gross margin	57,486	65,947
Selling, general and administrative expenses	78,444	82,267
Restructuring and other related charges, net	186	208
Goodwill impairment charge	191,788	—
Operating loss	(212,932)	(16,528)
Interest expense, net	6,776	7,425
Other expense (income), net	472	(58)
Loss before income taxes	(220,180)	(23,895)
Less: Provision (benefit) for income taxes	(20,453)	333
Net loss	$(199,727)	$(24,228)

Loss per common share:
Basic	$(6.54)	$(0.80)
Diluted	$(6.54)	$(0.80)

Weighted-average number of shares outstanding:
Basic	30,540	30,228
Diluted	30,540	30,228

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(199,727)	$(24,228)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(9,741)	1,809
Foreign currency hedge	265	279
Other comprehensive income (loss), before tax	(9,476)	2,088
Tax (provision) benefit attributable to other comprehensive income (loss)	(185)	(69)
Other comprehensive income (loss), net of tax	(9,661)	2,019
Total comprehensive loss	$(209,388)	$(22,209)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429

Balance at December 31, 2018	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle, net of tax	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Net settlement of vested stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(199,727)	$(24,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,708	12,271
Amortization of deferred loan costs and debt discounts	2,055	1,860
Provision for doubtful accounts	(45)	637
Foreign currency (gain) loss	574	(87)
Deferred income taxes	(5,764)	(771)
Loss on asset disposal	26	140
Goodwill impairment charge	191,788	—
Non-cash compensation cost	1,530	2,434
Other, net	(965)	(567)
Changes in operating assets and liabilities:
Accounts receivable	14,357	24,060
Inventory	713	(850)
Prepaid expenses and other current assets	(5,382)	(5,073)
Accounts payable	8,297	4,493
Other accrued liabilities	(3,246)	(7,039)
Income taxes	(15,002)	348
Net cash provided by operating activities	917	7,628
Cash flows from investing activities:
Capital expenditures	(8,305)	(6,610)
Business acquisitions, net of cash acquired	(1,013)	—
Proceeds from disposal of assets	—	47
Other	6	47
Net cash used in investing activities	(9,312)	(6,516)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	20,153	(3,550)
Borrowings (payments) under term loan, net of debt discount	(1,250)	—
Contingent consideration payments	—	(428)
Taxes paid related to net share settlement of share-based awards	(349)	(342)
Other	(60)	(72)
Net cash provided by (used in) financing activities	18,494	(4,392)
Effect of exchange rate changes on cash and cash equivalents	(1,751)	76
Net increase (decrease) in cash and cash equivalents	8,348	(3,204)
Cash and cash equivalents at beginning of period	12,175	18,288
Cash and cash equivalents at end of period	$20,523	$15,084

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our client’s most critical assets. We conduct operations in three segments, Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides integrity management and performance solutions, conventional and advanced non-destructive testing (“NDT”) services, heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides machining, bolting, and vapor barrier weld testing services, hot tap and line intervention services, valve management solutions, and emission control services primarily as call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines including highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through approximately 200 locations in 20 countries throughout the world with approximately 6,100 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear and LNG)
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining)
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas)
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways)
•Aerospace and Defense
Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”.
Recent Developments.  In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic and related economic repercussions have created significant volatility and uncertainty in domestic and international markets.  Additionally, oil demand has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus.  Further, other macroeconomic events such as the geopolitical tensions between the Organization of the Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in oil prices. Although oil prices have since seen a recovery, this price volatility undermines our client’s confidence in terms of project planning and execution. As such, these negative factors have created significant volatility and uncertainty in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and decline in crude oil prices on our operations has varied by geographic conditions and applicable government mandates, it has adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. The ultimate duration and impact on our global operations is presently unclear. Furthermore, the extent to which we or our clients may successfully mitigate the impact of COVID-19 and the decline in the oil and gas industry, if at all, is not presently known. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above.  To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to align our business with the near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we have initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we have instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions are for the second quarter of 2020. If the economic downturn continues beyond the second quarter and there is no sign of economic recovery for us or the industries we serve, we will assess whether to change these cost saving measures.
For additional risks relating to the COVID-19 pandemic and its impact on us and our oil and gas industry clients, see Part II, Item 1A “Risk Factors” of this report.
Basis for presentation. These interim condensed consolidated financial statements are unaudited, but in the opinion of our management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The condensed consolidated balance sheet at December 31, 2019 is derived from the December 31, 2019 audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020 (“the 2019 Form 10-K”).
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
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of March 31, 2020 and December 31, 2019 is $168.2 million and $241.7 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 13) measurement, determined based on the observed trading price of these instruments.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to Team shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. Our intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, we may elect to deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method.

Amounts used in basic and diluted earnings (loss) per share, for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,540	30,228
Stock options, stock units and performance awards	—	—
Convertible Senior Notes	—	—
Total shares and dilutive securities	30,540	30,228
For both the three months ended March 31, 2020 and 2019, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three months ended March 31, 2020 and 2019, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 10 and Note 14, respectively.
Newly Adopted Accounting Principles
Topic 326 - Credit Losses. In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses, which establishes ASC Topic 326, Credit Losses (“ASC 326”), along with subsequent ASUs to clarify certain provisions of ASC 326, introduced a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets measured at amortized cost, including trade accounts receivable.
We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts are reported in accordance with previously applicable GAAP based on incurred credit losses. The cumulative effect of adoption on January 1, 2020 resulted in a $1.0 million decrease, net of tax, to beginning retained earnings on our consolidated balance sheet. Refer to Note 3 for further discussion of ASC 326.
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), that requires implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized in a software licensing arrangement under the internal-use software guidance in Topic 350. ASU 2018-15 requires an entity to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. Our adoption of ASU No. 2018-15 as of January 1, 2020 resulted in a reduction of $4.9 million from property, plant, and equipment with $0.9 million reclassified to other current assets and $4.0 million reclassified to other non-current assets on our consolidated balance sheet.
Accounting Principles Not Yet Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. ASU 2019-12 clarifies and amends existing guidance related to intraperiod tax allocation and calculations, recognition of deferred taxes for change in ownership group, evaluation of a step-up in the tax basis of goodwill and other clarifications. We are currently evaluating the impact this ASU will have on our financial statements and we plan to adopt as of January 1, 2021.
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently determining whether we will elect the optional expedients as well as evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three months ended March 31, 2020 and 2019.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$105,304	$2,577	$107,881	$123,620	$3,436	$127,056
MS	76,582	27,937	104,519	87,452	34,074	121,526
Quest Integrity	12,833	11,606	24,439	14,357	6,660	21,017
Total	$194,719	$42,120	$236,839	$225,429	$44,170	$269,599

	Three Months Ended March 31, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$86,407	$101	$14,146	$7,227	$107,881
MS	—	102,615	479	1,425	104,519
Quest Integrity	24,439	—	—	—	24,439
Total	$110,846	$102,716	$14,625	$8,652	$236,839

	Three Months Ended March 31, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$102,936	$362	$18,793	$4,965	$127,056
MS	—	119,489	739	1,298	121,526
Quest Integrity	21,017	—	—	—	21,017
Total	$123,953	$119,851	$19,532	$6,263	$269,599
For additional information on our reportable operating segments and geographic information, refer to Note 17.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 3 for additional information on the allowance for doubtful accounts and our trade receivables. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable, net[1]	$224,111	$245,617
Contract assets[2]	$5,810	$4,671
Contract liabilities[3]	$1,076	$1,224
_________________
1    Includes billed and unbilled amounts, net of allowance for doubtful accounts. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $1.1 million increase in our contract assets from December 31, 2019 to March 31, 2020 is due to more fixed price contracts in progress at March 31, 2020 as compared to December 31, 2019. Contract liabilities as of March 31, 2020 have decreased as compared to December 31, 2019 due to our completion of performance obligations during the year ended December 31, 2019 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2019 was recognized as revenue during the subsequent quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of March 31, 2020. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2020. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of March 31, 2020, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable	$167,409	$192,743
Unbilled receivables	66,376	62,864
Allowance for doubtful accounts	(9,674)	(9,990)
Total	$224,111	$245,617
ASC 326 applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables and (iii) variances in economic risk characteristics across geographic regions.
For trade receivables, customers typically are provided with payment due date terms of 30 days upon issuance of an invoice. We have tracked historical loss information for our trade receivables and compiled historical credit loss percentages for different aging categories. We believe that the historical loss information we have compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages as typically our customers and payment terms do not change significantly. Generally, a longer outstanding receivable equates to a higher percentage of the outstanding balance as current expected credit losses. We update the historical loss information for current conditions and reasonable and supportable forecasts that affect the expected collectability of the trade receivable using a loss-rate approach. We have not seen a negative trend in the current economic environment that significantly impacts our historical credit-loss percentages however we will continue to monitor for changes that would indicate the historical loss information is no longer a reasonable basis for the determination of our expected credit losses. Our forecasted loss rates inherently incorporate expected macroeconomic trends. A loss-rate method for estimating expected credit losses on a pooled basis is applied for each aging category for receivables that continue to exhibit similar risk characteristics.
To measure expected credit losses for individual receivables with specific collectability risk, we identify specific factors based on customer-specific facts and circumstances that are unique to each customer. Customer accounts with different risk characteristics are separately identified and a specific reserve is determined for these accounts based on the assessed credit risk.
We have also identified the following geographic regions in which to distinguish our trade receivables: the (i) United States, (ii) Canada, (iii) the European Union, (iv) the United Kingdom, and (v) other countries. These geographic regions are considered appropriate as they each operate in different economic environments with different foreign currencies, and therefore share similar economic risk characteristics. For each geographic region we evaluate the historical loss information and determine credit-loss percentages to apply to each aging category and individual receivable with specific risk characteristics. We estimate future expected credit losses based on forecasted changes in gross domestic product and oil demand for each region.
We consider one year from the financial statement reporting date as representing a reasonable forecast period as this period aligns with the expected collectability of our trade receivables. Financial distress experienced by our customers could have an adverse impact on us in the event our customers are unable to remit payment for the products or services we provide or otherwise fulfill their obligations to us. In determining the current expected credit losses, we review macroeconomic conditions, market specific conditions, and internal forecasts to identify potential changes in our assessment.
The following table shows a rollforward of the allowance for credit losses:

March 31, 2020
(unaudited)
Balance at beginning of period[1]	$(11,400)
Provision for expected credit losses	45
Write-offs	1,441
Foreign exchange effects	240
Balance at end of period	$(9,674)
_________________
1 Includes $1.4 million due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$7,916	$7,555
Work in progress	3,021	2,851
Finished goods	27,074	28,789
Total	$38,011	$39,195

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Land	$6,343	$6,380
Buildings and leasehold improvements	58,500	59,177
Machinery and equipment	282,640	284,020
Furniture and fixtures	10,903	10,946
Capitalized Enterprise Resource Planning system development costs	46,637	46,637
Computers and computer software	18,430	22,906
Vehicles	4,426	4,642
Construction in progress	14,452	13,088
Total	442,331	447,796
Accumulated depreciation and amortization	(257,884)	(255,845)
Property, plant and equipment, net	$184,447	$191,951
Included in the table above are assets under finance leases of $5.6 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively, and accumulated amortization of $0.6 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense for the three months ended March 31, 2020 and 2019 was $8.1 million and $8.6 million, respectively.

6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,725	$(66,555)	$108,170	$174,940	$(63,727)	$111,213
Non-compete agreements	5,343	(5,263)	80	5,466	(5,306)	160
Trade names	24,691	(21,267)	3,424	24,724	(21,146)	3,578
Technology	7,830	(6,159)	1,671	7,838	(5,976)	1,862
Licenses	845	(655)	190	848	(642)	206
Total	$213,434	$(99,899)	$113,535	$213,816	$(96,797)	$117,019
Amortization expense on intangible assets for the three months ended March 31, 2020 and March 31, 2019 was $3.6 million and $3.6 million, respectively.

7. GOODWILL AND IMPAIRMENT CHARGES
The COVID-19 pandemic and subsequent mitigation efforts, which included global business and societal shutdowns and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during the first quarter of 2020. These mitigation efforts coupled with the negative economic impacts to the oil and gas industry caused by the substantial decline in the global demand for oil and the concurrent surplus in the supply of oil resulting from geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia regarding limits on production of oil have significantly impacted our business. Even though our services are primarily related to infrastructure support, the oil and gas industry is one of the key industries we serve and our clients have been significantly impacted as a result of these events.
As our clients continue to adjust spending levels in immediate response to the lower commodity prices, we have experienced current activity reductions and pricing pressure for our products and services, primarily in our IHT and MS reporting units, which we expect to continue. In line with these rapidly changing market conditions, our market capitalization also deteriorated during the first quarter of 2020 and most significantly in late March 2020. In response to these events and the related decline in our forecasts from the COVID-19 pandemic, we announced cost-cutting measures to offset the expected impact to our business. We determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of March 31, 2020.
We determined the fair value for each reporting unit in our goodwill impairment assessment using both a discounted cash flow analysis and a multiples based market approach for comparable companies. We utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including short-term and long-term forecast of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures and the timing of future cash flows. These impairment assessments incorporate inherent uncertainties, including supply and demand for our services, utilization forecasts, pricing forecasts and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the assumptions utilized in our forecasts.
Based upon our impairment assessment, we determined the carrying amount of our IHT reporting unit exceeded the fair value. As a result, we recorded $191.8 million in goodwill impairment charges on our IHT segment. The fair value of the MS and Quest Integrity reporting units exceeded their respective carrying values. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.
There was $88.1 million of goodwill at March 31, 2020 and $282.0 million at December 31, 2019. The following table presents a rollforward of goodwill for the three months ended March 31, 2020 as follows (in thousands):

	Three Months Ended March 31, 2020
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance, December 31, 2019	$193,216	$55,409	$33,381	$282,006
Acquisitions	—	—	496	496
Foreign currency adjustments	(1,428)	(418)	(769)	(2,615)
Impairment charge	(191,788)	—	—	(191,788)
Balance, March 31, 2020	$—	$54,991	$33,108	$88,099

8. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Personnel accruals	$52,610	$45,934
Insurance accruals	12,394	14,289
Property, sales and other non-income related taxes	4,582	8,593
Accrued commission	2,458	3,299
Accrued interest	2,053	5,015
Other	7,602	9,376
Total	$81,699	$86,506

9. INCOME TAXES
We recorded an income tax benefit of $20.5 million for the three months ended March 31, 2020 compared to a provision of $0.3 million for the three months ended March 31, 2019. The effective tax rate, including discrete items, was a benefit of 9.3% for the three months ended March 31, 2020, compared to a provision of 1.4% for the three months ended March 31, 2019. Our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020, the goodwill impairment loss taken during the quarter, and an increase to the valuation allowance.
The CARES Act, among other things, includes modifications for net operating loss carryovers and carrybacks, an immediate refund of alternative minimum tax credit carryovers, and modification of the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. The CARES Act also includes a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property, which we do not expect to have a material impact on the Company. As a result of these modifications, a tax benefit in the amount of $7.3 million was recorded during the quarter related to the carryback of net operating losses generated in certain tax years, which were previously only allowed to be carried forward, to recover income taxes paid at a higher statutory tax rate than the rate under current law.
The goodwill impairment charge taken during the quarter, a portion of which is not deductible for tax purposes, resulted in a tax benefit of $30.5 million for the three months ended March 31, 2020. An increase to the valuation allowance of $23.2 million related to the goodwill impairment and the Company’s U.S. net operating loss deferred tax assets was also recorded during the quarter.

10. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Credit Facility revolver	$93,513	$73,876
Credit Facility term loan[1]	48,530	49,735
Total Credit Facility	142,043	123,611
Convertible debt[2]	203,326	201,619
Finance lease obligations	5,289	5,363
Total long-term debt and finance lease obligations	350,658	330,593
Less: current portion of long-term debt and finance lease obligations	5,296	5,294
Total long-term debt and finance lease obligations, less current portion	$345,362	$325,299
_________________

1	Comprised of principal amount outstanding, less unamortized discount and issuance costs.

2	Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
On August 30, 2019, we renewed our banking credit facility (the “Credit Facility”) under the eighth amendment (the “Eighth Amendment”) to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015 (the “Credit Agreement”). In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100.0 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures in July 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 2.75% margin at March 31, 2020) and has commitment fees on unused borrowing capacity (0.50% at March 31, 2020). The Credit Facility limits our ability to pay cash dividends. Our obligations under the Credit Facility are guaranteed by our material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of ours and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in our material direct and indirect domestic subsidiaries and 65% of the equity interests in our material first-tier foreign subsidiaries.
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
As of March 31, 2020, we are in compliance with the covenants in effect as of such date.
At March 31, 2020, we had $20.5 million of cash on hand. As of March 31, 2020, we had $1.7 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, it may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $18.3 million at March 31, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
Subsequent Event
On June 17, 2020, we entered into an amendment and extension of our Credit Facility evidenced by that certain Ninth Amendment to Third Amended and Restated Credit Agreement (the “Ninth Amendment”), dated June 17, 2020. Due to the impact of the COVID-19 pandemic and the uncertainty around the timing of economic recovery, we determined that we needed to modify the financial covenants in the Credit Facility for the upcoming quarters to maintain compliance. As such, the Ninth Amendment modifies our financial covenants as well as certain other provisions under the Credit Facility, including, without limitation, extending the term of the Credit Facility to January 15, 2022. Specifically, the Ninth Amendment amends and restates certain portions of the Credit Agreement, including, without limitation, (i) increasing the Senior Secured Leverage Ratio starting June 30, 2020 to 3.50 to 1, with step-downs to 3.25 to 1 for the quarter ending September 30, 2020, 2.75 to 1 for the quarter ending December 31, 2020 and 2.50 to 1 for the quarter ending March 31, 2021 and thereafter; (ii) eliminating the Maximum Net Leverage Ratio until March 31, 2021 at which time it is set at a ratio of 5.50 to 1 for the quarter ending March 31, 2021 with a step-down to 4.50 to 1 for the quarter ending June 30, 2021 and thereafter; (iii) postponing and decreasing the Minimum Debt Service Coverage Ratio to 1.00 to 1 for the quarter ending September 30, 2020 with a step-up to 1.25 to 1 for the quarter ending December 31, 2020 and thereafter; (iv) adding a Minimum Consolidated EBITDA measured cumulatively with Consolidated EBITDA generated from April 1, 2020 through June 30, 2020 of $6.5 million as of June 30, 2020, April 1, 2020 through September 30, 2020 of $18.5 million as of September 30, 2020 and April 1, 2020 through December 31, 2020 of $50.5 million as of December

31, 2020; and (v) reducing the size of the availability under the revolving portion of the Credit Facility from $225 million to $200 million. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to a 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%.
We believe that we will be able to comply with the financial covenants in the Credit Facility as modified by the Ninth Amendment and that sufficient credit remains available under the Credit Facility to meet our liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic and the significant drop in oil prices, such matters cannot be predicted with certainty. Accordingly, there can be no assurance that we will be able to maintain compliance with our financial covenants as of any future date. In the event we are unable to maintain compliance with our financial covenants, we would seek to enter into another amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. Although we have entered into amendments in the past, there can be no assurance that any future amendments would be available on terms acceptable to us, if at all.

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

Accounting Treatment of the Notes

The Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(4,470)	(4,756)
Unamortized discount	(22,204)	(23,625)
Net carrying amount of the liability component[1]	$203,326	$201,619

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
_________________

1	Included in the “Long-term debt” line of the condensed consolidated balance sheets.

2	Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

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
We determined the portions of the Notes subject to ASC 815-15 and ASC 470-20 as follows. While the Notes are initially convertible into 10,599,067 shares of common stock, the occurrence of certain corporate events could increase the conversion rate, which could result in the Notes becoming convertible into a maximum of 14,838,703 shares. As of the issuance date of the Notes, 5,964,858 shares, or approximately 40% of the maximum number of shares, was authorized for issuance without shareholder approval, while 8,873,845 shares, or approximately 60%, would have been required to be settled in cash. Therefore, we concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes was subject to ASC 470-20. We recorded the change in fair value of the embedded derivative liability in our results of operations through the shareholder approval date of May 17, 2018 and then reclassified the embedded derivative liability to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative will no longer be marked to fair value each period.
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended March 31,
	(unaudited)	(unaudited)
	2020	2019
Coupon interest	$2,875	$2,875
Amortization of debt discount and issuance costs	1,707	1,561
Total interest expense on convertible senior notes	$4,582	$4,436

Effective interest rate	9.12%	9.12%

As of March 31, 2020, the remaining amortization period for the debt discount and issuance costs is 40 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At March 31, 2020, the €12.3 million borrowing had a U.S. Dollar value of $13.5 million.
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
The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Derivatives Classified as Hedging Instruments
Net investment hedge	$265	$279	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	March 31, 2020			December 31, 2019
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(4,451)	Liability	Long-term debt	$(4,186)

11. LEASES

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating lease costs	$7,518	$7,858
Variable lease costs	1,493	1,680
Finance lease costs:
Amortization of right-of-use assets	108	88
Interest on lease liabilities	81	81
Total lease cost	$9,200	$9,707

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	5,865	8,144
Operating cash flows from finance leases	83	135
Financing cash flows from finance leases	65	73
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,092	6,468
Finance leases	—	—

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$64,209	$67,048
Current portion of operating lease obligations	16,787	17,100
Operating lease obligations (non-current)	52,027	54,436
Weighted average remaining lease term	5.6 years	5.7 years
Weighted average discount rate	8.3%	8.3%

	March 31, 2020	December 31, 2019
Finance Leases:	(unaudited)
Property, plant and equipment, net	$5,039	$5,156
Current portion of long-term debt and finance lease obligations	296	294
Long-term debt and finance lease obligations	4,993	5,069
Weighted average remaining lease term	13.1 years	13.3 years
Weighted average discount rate	6.3%	6.3%

As of March 31, 2020, we have no material additional operating and finance leases that have not yet commenced.

As of March 31, 2020, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2020 (Remainder of the year)	16,207	443
2021	17,117	594
2022	13,397	598
2023	10,966	550
2024	8,748	541
Thereafter	20,294	5,105
Total future minimum lease payments	86,729	7,831
Less: Interest	(17,915)	(2,542)
Present value of lease liabilities	$68,814	$5,289

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Interest cost	441	593
Expected return on plan assets	(578)	(607)
Amortization of prior service cost	8	8
Net periodic pension credit	$(129)	$(6)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.90% overall, 5.30% for equities and 2.10% for debt securities. We expect to contribute $3.7 million to the U.K. Plan for 2020, of which $1.0 million has been contributed through March 31, 2020.

13. FAIR VALUE MEASUREMENTS
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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2020
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(4,451)	$—	$(4,451)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(4,186)	$—	$(4,186)

There were no transfers in and out of Level 3 during the three months ended March 31, 2020 and 2019.

14. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2020, there were approximately 1.3 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $1.5 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2020, $11.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.5 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $1.1 million and $1.5 million for the three months ended March 31, 2020 and 2019.
Transactions involving our stock units and director stock grants during the three months ended March 31, 2020 are summarized below:

	Three Months Ended March 31, 2020
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	784	$17.35
Changes during the period:
Granted	—	$—
Vested and settled	(2)	$18.25
Cancelled	(17)	$17.00
Stock and stock units, end of period	765	$17.35
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers at the beginning of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2018 (the “2018 Awards”) and 2019 (the “2019 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2018 and 2019 Awards, the performance goals are separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2018 Awards vested as of March 15, 2020 at the RTSR performance target level of 100% and the results of operations performance metric at 73% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.4 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
Transactions involving our performance awards during the three months ended March 31, 2020 are summarized below:

	Three Months Ended March 31, 2020
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	489	$16.49	209	$17.06
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(89)	$17.54	(65)	$15.24
Cancelled	—	$—	(24)	$15.24
Performance stock units, end of period	400	$16.26	120	$18.42
_________________

1	Performance units with variable payouts are shown at target level of performance.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the three months ended March 31, 2020 and 2019 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. At March 31, 2020, there are approximately 53 thousand exercisable shares outstanding at a weighted average exercise price of $32.55. Options exercisable at March 31, 2020 had a weighted-average remaining contractual life of 1.5 years and exercise prices ranged from $21.12 to $50.47.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(26,742)	$4,186	$(8,021)	$387	$(30,190)	$(30,607)	$3,904	$(7,859)	$170	$(34,392)
Other comprehensive income (loss)	(9,741)	265	—	(185)	(9,661)	1,809	279	—	(69)	2,019
Balance, end of period	$(36,483)	$4,451	$(8,021)	$202	$(39,851)	$(28,798)	$4,183	$(7,859)	$101	$(32,373)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(9,741)	$(120)	$(9,861)	$1,809	$—	$1,809
Foreign currency hedge	265	(65)	200	279	(69)	210
Total	$(9,476)	$(185)	$(9,661)	$2,088	$(69)	$2,019

16. COMMITMENTS AND CONTINGENCIES
Patent Infringement Matters—On December 15, 2014, our subsidiary, Quest Integrity Group, LLC (“Quest Integrity”), filed three patent infringement lawsuits against three different defendants, two of the lawsuits were filed in the U.S. District of Delaware (the “Delaware Cases”) and one in the U.S. District of Western Washington (the “Washington Case”). Quest Integrity alleges that the three defendants infringe Quest Integrity’s patent, entitled “2D and 3D Display System and Method for Furnace Tube Inspection.” This Quest Integrity patent generally teaches a system and method for displaying inspection data collected during the inspection of furnace tubes in petroleum and petro-chemical refineries. The subject patent litigation is specific to the visual display of the collected data and does not relate to the underlying advanced inspection technology. In these lawsuits Quest Integrity is seeking injunctive relief, as well as monetary damages. Each of the defendants denied infringement on any valid claim of Quest Integrity’s patent, and asserted declaratory judgment counterclaims that the patent at issue is invalid and/or unenforceable, and not infringed. In June 2015, the U.S. District of Delaware denied Quest Integrity’s motions for preliminary injunctive relief in the Delaware Cases (that is, our request that the defendants stop using Quest Integrity’s patented systems and methods during the pendency of the actions). In March 2017, the judge in the Delaware Cases granted summary judgment against Quest Integrity, finding certain patent claims of the asserted patent invalid. In late 2018 and early 2019, Quest Integrity settled with the defendant in the Washington Case, settled with one of the defendants in the Delaware Cases and appealed the ruling in the other Delaware Case with the remaining defendant. In May 2019, the Court of Appeals for the Federal Circuit issued an opinion reversing and remanding the decisions of invalidity on certain claims and reversing other material aspects of the U.S. District Court of Delaware’s findings. The U.S. District Court ordered mediation between Quest Integrity and the remaining defendant on February 28, 2020, and scheduled the remanded trial for the fourth quarter of 2020. In mediation, Quest Integrity and the remaining Delaware case defendant agreed on the framework for a full and final settlement of all claims. As a result of the mediation in February 2020, we recorded a loss of $1.3 million in the 2019 consolidated financial statements to reflect the impact of this event. Execution of a final settlement agreement and entry of an order of dismissal of the case occurred on April 6, 2020.
We are subject to various other lawsuits, various claims and proceedings encountered in the normal conduct of business. We cannot predict with certainty the ultimate resolution of lawsuits, investigation and claims asserted against it. We do not believe that any uninsured losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on our consolidated financial statements.
We establish a liability for loss contingencies, when information available to us indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

17. SEGMENT AND GEOGRAPHIC DISCLOSURES
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
IHT	$107,881	$127,056
MS	104,519	121,526
Quest Integrity	24,439	21,017
Total	$236,839	$269,599

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$(192,150)	$1,721
MS	1,022	5,534
Quest Integrity	6,106	1,644
Corporate and shared support services	(27,910)	(25,427)
Total	$(212,932)	$(16,528)
_________________

1	Includes goodwill impairment charge for IHT as discussed in Note 7 for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,041	$968
MS	3,617	1,963
Quest Integrity	971	1,328
Corporate and shared support services	1,075	2,351
Total	$6,704	$6,610
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,983	$4,502
MS	5,431	5,414
Quest Integrity	886	921
Corporate and shared support services	1,408	1,434
Total	$11,708	$12,271
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$173,510	$206,108
Canada	21,209	19,321
Europe	28,546	28,496
Other foreign countries	13,574	15,674
Total	$236,839	$269,599
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

18. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net are summarized by program and by segment as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs
IHT	$8	$102
MS	130	85
Corporate and shared support services	48	21
Subtotal	186	208

Grand Total	$186	$208
OneTEAM Program
In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, for our domestic operations, and entered in the deployment phase starting in the second quarter of 2018. In the third quarter of 2019, we began the design phase of OneTEAM for our international operations which was deployed in the fourth quarter of 2019. During the first quarter of 2020, in response to COVID-19 and decline in the oil and gas end markets, we expanded and accelerated the operations and center led pillars from the OneTEAM program in order to implement permanent cost savings and identify further opportunities to optimize our organization.
As part of the OneTEAM program, we decided to eliminate certain employee positions. For the three months ended March 31, 2020, we incurred severance charges of $0.2 million. We have incurred $8.6 million of OneTEAM severance charges cumulatively to date. As the OneTEAM program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. In addition to the impacted employee positions, certain locations may be shut down or consolidated during this process. We expect the program-related expenses to continue through the end of 2020.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Three Months Ended March 31, 2020
(unaudited)
Balance, beginning of period	$971
Charges	186
Payments	(520)
Balance, end of period	$637

For the three months ended March 31, 2020 and 2019, we also incurred professional fees of $1.8 million and $3.2 million, respectively, associated with OneTEAM.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware and our company website can be found at www.teaminc.com. Our corporate headquarters is located at 13131 Dairy Ashford, Suite 600, Sugar Land, Texas, 77478 and our telephone number is (281) 331-6154. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI.”
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies, included in our Annual Report on the 2019 Form 10-K for the year ended December 31, 2019 (“the 2019 Form 10-K”).
Cautionary Note Regarding Forward-Looking Statements. This report contains “forward-looking statements” that are accompanied by meaningful cautionary statements so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Without limitation, you can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions. We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under Part II, Item 1A “Risk Factors” of this report and under Part 1, Item 1A “Risk Factors” of the 2019 Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report in Part II, Item 1A. “Risk Factors”, and in the 2019 Form 10-K in Part I, Item 1A under the heading “Risk Factors.” Such risks, uncertainties and other important factors include, among others, risks related to:

•
the impact to our business, financial condition, results of operations and cash flows due to negative market conditions and future economic uncertainties, particularly in industries in which we are heavily dependent;

•	the impact to our business, financial condition, results of operations and cash flows due to the novel coronavirus (COVID-19) pandemic and related social distancing requirements;

•	delays in the commencement of major projects, whether due to the COVID-19 pandemic or other factors;

•	our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our clients’ industry;

•	the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;

•	risk of non-payment and/or delays in payment of receivables from our clients;

•	our ability to generate sufficient cash from operations, access our Credit Facility, or be able to be in compliance with our Credit Facility covenants;

•	our financial forecasts are based upon estimates and assumptions that may differ from actual results;

•	we may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters;

•	changes in laws or regulations in the local jurisdictions that we conduct our business;

•	the inherently uncertain outcome of current and future litigation; and

•
if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business.

General Description of Business
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our client’s most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team is uniquely qualified to provide integrated solutions involving in their most basic form: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that Team is unique in its ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides integrity management and performance solutions, conventional and advanced non-destructive testing (“NDT”) services, heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities.
MS provides machining, bolting, and vapor barrier weld testing services, hot tap and line intervention services, valve management solutions, and emission control services primarily as call-out and turnaround services under both on-stream and off-line/shut down circumstances. On-stream services offered by MS represent the services offered while plants are operating and under pressure. Turnaround services are project-related and demand is a function of the number and scope of scheduled and unscheduled facility turnarounds as well as new industrial facility construction or expansion activities.
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines including highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We offer these services globally through approximately 200 locations in 20 countries throughout the world with approximately 6,100 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear and LNG)
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining)
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas)
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads and railways)
•Aerospace and Defense

Significant Factors Impacting Results and Recent Developments
Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above, Item 1A. Risk Factors of Part II of this report and Item 1A. Risk Factors of Part I of the 2019 Form 10-K, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain factors are described below.
COVID-19 Pandemic and Market Conditions Update.  In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic and related economic repercussions have created significant volatility and uncertainty in domestic and international markets. Additionally, oil demand has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus.  Further, other macroeconomic events such as the geopolitical tensions between OPEC and Russia, resulted in a significant drop in oil prices. Although oil prices have since seen a recovery, this price volatility undermines our client’s confidence in terms of project planning and execution. As such, these negative factors have created significant volatility and uncertainty in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and decline in crude oil prices on our operations has varied by geographic conditions and applicable government mandates, it has adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. The ultimate duration and impact on our global operations is presently unclear. Furthermore, the extent to which we or our clients may successfully mitigate the impact of COVID-19 and the decline in the oil and gas industry, if at all, is not presently known. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above.  To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to align our business with the near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we have initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we have instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions are for the second quarter of 2020. If the economic downturn continues beyond the second quarter and there is no sign of economic recovery for us or the industries we serve, we will assess whether to change these cost saving measures.
For additional risks relating to the COVID-19 pandemic and our oil and gas industry clients, see Part II, Item 1A “Risk Factors” of this report.
Goodwill Impairment. As discussed in Note 7 above and discussed further below, we recognized a non-cash goodwill impairment charge during the three months ended March 31, 2020 of $191.8 million for the IHT operating segment. These charges were a result of an interim goodwill impairment test that was triggered as a result of certain impairment indicators that were present during the quarter, primarily the decline in operating results experienced during the first quarter of 2020 due to COVID-19, lower oil prices and related impacts on the IHT operating segment.

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2020 compared to March 31, 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$107,881	$127,056	$(19,175)	(15.1)%
MS	104,519	121,526	(17,007)	(14.0)%
Quest Integrity	24,439	21,017	3,422	16.3%
Total	$236,839	$269,599	$(32,760)	(12.2)%
Operating income (loss):
IHT[1]	$(192,150)	$1,721	$(193,871)	NM2
MS	1,022	5,534	(4,512)	(81.5)%
Quest Integrity	6,106	1,644	4,462	271.4%
Corporate and shared support services	(27,910)	(25,427)	(2,483)	(9.8)%
Total	$(212,932)	$(16,528)	$(196,404)	NM2
_________________

1	Includes goodwill impairment charge of $191.8 million for IHT for the three months ended March 31, 2020.

2	NM - Not meaningful.

Revenues. The decrease in overall revenues is primarily attributable to lower revenues within the IHT and MS segments reflecting decreased activity levels, partially offset by an increase in revenues within Quest Integrity reflecting higher activity levels. Total revenues decreased $32.8 million or 12.2% from the prior year quarter. Excluding the unfavorable impact of $1.6 million due to foreign currency exchange rate changes, total revenues decreased by $31.2 million, IHT revenues decreased by $18.9 million, MS revenues decreased by $16.2 million and Quest Integrity revenues increased by $3.9 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Brazilian Real, the Euro, the Canadian Dollar and the Australian dollar this quarter. Within Quest Integrity, the increase in revenue is primarily the result of higher demand for Quest Integrity’s proprietary services and tools. Decreased activity levels in IHT and MS were due to volumes being negatively impacted by weather disruptions and lower non-recurring projects during the start of the current year quarter. Towards the latter part of the current year quarter, the outbreak of COVID-19 and decline in oil prices resulted in certain clients temporarily closing facilities and/or curtailing operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to further decline in the second quarter of 2020 and then gradually recover through the second half of the year. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services.
Operating loss. Overall operating loss was $212.9 million in the current year quarter compared to operating loss of $16.5 million in the prior year quarter. The overall increase in operating loss is primarily attributable to IHT, which experienced a decrease in operating income of $193.9 million. Additionally, MS experienced a decrease in operating income of $4.5 million and corporate and shared services expenses increased by $2.5 million. These movements were partially offset by an increase in operating income in Quest Integrity of $4.5 million. The sharp decrease in operating income for IHT is primarily attributable to goodwill impairment charges in the current year quarter of $191.8 million. These impairment charges were a result of our interim goodwill impairment test completed in the first quarter of 2020, which was triggered by the existence of impairment indicators, including the decline in our forecasts as a result of the COVID-19 pandemic and the related decline in market conditions on our IHT operating segment. The results of the impairment test indicated that the carrying value of our IHT operating segment exceeded its estimated fair value. The estimated fair value of IHT has been adversely impacted by the decline in operating results experienced during the first quarter of 2020 primarily due to COVID-19, lower commodity prices, and related impacts on our financial results.
In addition to the $191.8 million in goodwill impairment charges, for the three months ended March 31, 2020, operating loss includes net expenses totaling $195.8 million that we do not believe are indicative of our core operating activities, while the prior year quarter included $5.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended March 31, 2020
Professional fees and other[1]	$—	$—	$—	$2,545	$2,545
Legal costs[2]	—	—	—	1,250	1,250
Restructuring and other related charges, net[3]	8	130	—	48	186
Goodwill impairment charge	191,788	—	—	—	191,788
Total	$191,796	$130	$—	$3,843	$195,769
Three Months Ended March 31, 2019
Professional fees and other[1]	$—	$—	$—	$5,105	$5,105
Legal costs[2]	—	—	—	264	264
Restructuring and other related charges, net[3]	102	85	—	21	208
Total	$102	$85	$—	$5,390	$5,577
_________________

1
Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the three months ended March 31, 2020 and March 31, 2019, includes $1.8 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2
For the three months ended March 31, 2020, primarily relates to accrued costs due to international legal and internal control review matters. For the three months ended March 31, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.

3	Relates to restructuring costs incurred associated with the OneTEAM program.
Excluding the impact of these identified non-core items in both periods, operating loss changed unfavorably by $6.2 million, consisting of lower operating income in IHT and MS of $2.2 million and $4.5 million, respectively, as well as an increase in corporate and shared support services expenses of $4.0 million, partially offset by higher operating income in Quest Integrity of $4.5 million. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix.

The lower operating income in IHT and MS reflects lower activity levels due to a decline in market conditions as a result of the outbreak of COVID-19 and decline in oil prices. The operating loss increase in corporate and shared support services was driven primarily by higher labor, safety and information technology expenses.
Interest expense. Interest expense decreased from $7.4 million in the prior year quarter to $6.8 million in the current year quarter due to lower overall debt balances outstanding.
Other expense, net. Non-operating results include $0.6 million in foreign currency transaction losses in the current year quarter compared to $0.1 million in foreign currency transaction gains in the prior year quarter. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Euro, Mexican Peso and New Zealand Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $20.5 million on the pre-tax loss of $220.2 million in the current year quarter compared to a provision of $0.3 million on the pre-tax loss of $23.9 million in the prior year quarter. The effective tax rate was a benefit of 9.3% for the three months ended March 31, 2020, compared to a provision of 1.4% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020, exclusive of discrete items was 29.1%.
The effective tax rate change from prior year quarter compared to current year quarter is primarily due to the goodwill impairment charge taken during the quarter, a portion of which is not deductible for tax purposes, and an increase to the valuation allowance related to the realizability of our net operating loss deferred tax assets.
Discrete items recognized during the first quarter include a net tax benefit of $30.5 million related to the goodwill impairment charge and an increase to the valuation allowance of $23.2 million related to the goodwill impairment and our U.S. net operating loss deferred tax assets. The quarter was also impacted by the benefit of certain provisions within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.
The CARES Act was enacted as a stimulus package to mitigate the negative financial impact of the COVID-19 pandemic on the economy. A provision in the CARES Act allows for the carryback of net operating losses generated in certain tax years, which were previously only allowed to be carried forward, to recover income taxes paid at a higher statutory tax rate than the rate under current law. A tax benefit in the amount of $7.3 million was recorded during the quarter related to the carryback of net operating losses.

Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the consolidated financial information including adjusted net income (loss); adjusted net income (loss) per diluted share, earnings before interest and taxes (“EBIT”); adjusted EBIT (defined below); adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a GAAP basis.
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, goodwill impairment charge and certain other items that we believe are not indicative of core operating activities. EBIT, as defined by us, excludes income tax expense (benefit), interest charges and items of other (income) expense and therefore is equal to operating income (loss) reported in accordance with GAAP. Adjusted EBITDA further excludes from adjusted EBIT depreciation, amortization and non-cash share based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
We believe these non-GAAP financial measures will provide our stakeholders with useful information to help them evaluate operating performance. However, there are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies who may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes. The liquidity measure of free cash flow does not represent a precise calculation of residual cash flow available for discretionary expenditures.
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity, prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are presented below.

The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements (in thousands):

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)

Adjusted Net Income (Loss):
Net income (loss)	$(199,727)	$(24,228)
Professional fees and other[1]	2,545	5,105
Legal costs[2]	1,250	264
Restructuring and other related charges, net[3]	186	208
Goodwill impairment charge	191,788	—
Tax impact of adjustments and other net tax items[4]	(14,050)	(1,171)
Adjusted net income (loss)	$(18,008)	$(19,822)

Adjusted net income (loss) per common share:
Basic	$(0.59)	$(0.66)
Diluted	$(0.59)	$(0.66)

Adjusted EBIT and Adjusted EBITDA:
Operating income (loss) (“EBIT”)	$(212,932)	$(16,528)
Professional fees and other[1]	2,545	5,105
Legal costs[2]	1,250	264
Restructuring and other related charges, net[3]	186	208
Goodwill impairment charge	191,788	—
Adjusted EBIT	(17,163)	(10,951)
Depreciation and amortization
Amount included in operating expenses	5,937	6,331
Amount included in SG&A expenses	5,771	5,940
Total depreciation and amortization	11,708	12,271
Non-cash share-based compensation costs	1,530	2,434
Adjusted EBITDA	$(3,925)	$3,754

Free Cash Flow:
Cash provided by (used in) operating activities	$917	$7,628
Capital expenditures	(8,305)	(6,610)
Free Cash Flow	$(7,388)	$1,018

____________________________________

1	For the three months ended March 31, 2020 and March 31, 2019, includes $1.8 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2
For the three months ended March 31, 2020, primarily relates to accrued costs due to international legal and internal control review matters. For the three months ended March 31, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.

3	Relates to restructuring costs incurred associated with the OneTEAM program, including international restructuring under the OneTEAM program.

4
Represents the tax effect of the adjustments at an assumed marginal tax rate of 21% for the three months ended March 31, 2020 and 2019 except for the adjustment of the goodwill impairment charge for which the actual tax impact was used.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)

Adjusted EBIT and Adjusted EBITDA by Segment:

IHT
Operating income (loss)	$(192,150)	$1,721
Restructuring and other related charges, net[2]	8	102
Goodwill impairment charge	191,788	—
Adjusted EBIT	(354)	1,823
Depreciation and amortization	3,983	4,502
Adjusted EBITDA	$3,629	$6,325

MS
Operating income	$1,022	$5,534
Restructuring and other related charges, net[2]	130	85
Adjusted EBIT	1,152	5,619
Depreciation and amortization	5,431	5,414
Adjusted EBITDA	$6,583	$11,033

Quest Integrity
Operating income	$6,106	$1,644
Adjusted EBIT	6,106	1,644
Depreciation and amortization	886	921
Adjusted EBITDA	$6,992	$2,565

Corporate and shared support services
Operating loss	$(27,910)	$(25,427)
Professional fees and other[1]	2,545	5,105
Legal costs[3]	1,250	264
Restructuring and other related charges, net[2]	48	21
Adjusted EBIT	(24,067)	(20,037)
Depreciation and amortization	1,408	1,434
Non-cash share-based compensation costs	1,530	2,434
Adjusted EBITDA	$(21,129)	$(16,169)
___________________

1	For the three months ended March 31, 2020 and March 31, 2019, includes $1.8 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).

2	Relates to restructuring costs incurred associated with the OneTEAM program, including international restructuring under the OneTEAM program.

3
For the three months ended March 31, 2020, primarily relates to accrued costs due to due to international legal and internal control review matters. For the three months ended March 31, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.

Liquidity and Capital Resources

Financing for our operations consists primarily of our Credit Facility (as defined below) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. Since the oil and gas market downturn and outbreak of COVID-19 in the United States beginning in March 2020, we have maintained a continuous process of actively managing our strategy, operations and resources to changing market conditions. We have implemented workforce furloughs, reduced personnel compensation, reduced headcount, eliminated all non-essential costs, lowered capital expenditure budgets by more than 30% and reviewed all business operations within the evolved market conditions amongst other initiatives. When the COVID-19 pandemic and oil and gas industry downturn depressed commodity prices beginning in March 2020, our active management actions helped ensure adequate available liquidity resources for the foreseeable future. We intend to continue managing the business to the new market realities to ensure our access to capital remains sufficient. In the event that existing liquidity sources are no longer sufficient for our capital requirements, we would explore additional external financing sources. However, there can be no assurance that such sources would be available on terms acceptable to us, if at all.

Credit Facility. On August 30, 2019, we renewed our banking credit facility (the “Credit Facility”) under the eighth amendment (the “Eighth Amendment”) to the Third Amended and Restated Credit Agreement. The Eighth Amendment amends and restates certain portions of the Third Amended and Restated Credit Agreement, dated as of July 7, 2015. In accordance with the Eighth Amendment, the Credit Facility has a borrowing capacity of up to $275.0 million and consists of a $225.0 million revolving loan facility and a $50.0 million term loan facility. The entire $50.0 million term loan amount was used to pay the outstanding principal amount borrowed under the Credit Facility prior to the effectiveness of the Eighth Amendment. The Credit Facility allows for an increase in total commitments of up to an additional $100 million if certain conditions are met. The swing line facility is $35.0 million. The Credit Facility matures in July 2021. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option (LIBOR plus 2.75% margin at March 31, 2020) and has commitment fees on unused borrowing capacity (0.50% at March 31, 2020). The Credit Facility limits our ability to pay cash dividends. Our obligations under the Credit Facility are guaranteed by its material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company’s and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in our material direct and indirect domestic subsidiaries and 65% of the equity interests in our material first-tier foreign subsidiaries.
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

As of March 31, 2020, we are in compliance with the covenants in effect as of such date.
At March 31, 2020, we had $20.5 million of cash on hand. As of March 31, 2020, we had $1.7 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and decline in the oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, it may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $18.3 million at March 31, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
Subsequent Event
On June 17, 2020, we entered into an amendment and extension of our Credit Facility evidenced by that certain Ninth Amendment to Third Amended and Restated Credit Agreement (the “Ninth Amendment”), dated June 17, 2020. Due to the impact of the COVID-19 pandemic and the uncertainty around the timing of economic recovery, we determined that we needed to modify the financial covenants in the Credit Facility for the upcoming quarters to maintain compliance. As such, the Ninth Amendment modifies our financial covenants as well as certain other provisions under the Credit Facility, including, without limitation, extending the term of the Credit Facility to January 15, 2022. Specifically, the Ninth Amendment amends and restates certain portions of the Credit Agreement, including, without limitation, (i) increasing the Senior Secured Leverage Ratio starting June 30, 2020 to 3.50 to 1, with step-downs to 3.25 to 1 for the quarter ending September 30, 2020, 2.75 to 1 for the quarter ending December 31, 2020 and 2.50 to 1 for the quarter ending March 31, 2021 and thereafter; (ii) eliminating the Maximum Net Leverage Ratio until March 31, 2021 at which time it is set at a ratio of 5.50 to 1 for the quarter ending March 31, 2021 with a step-down to 4.50 to 1 for the quarter ending June 30, 2021 and thereafter; (iii) postponing and decreasing the Minimum Debt Service Coverage Ratio to 1.00 to 1 for the quarter ending September 30, 2020 with a step-up to 1.25 to 1 for the quarter ending December 31, 2020 and thereafter; (iv) adding a Minimum Consolidated EBITDA measured cumulatively with Consolidated EBITDA generated from April 1, 2020 through June 30, 2020 of $6.5 million as of June 30, 2020, April 1, 2020 through September 30, 2020 of $18.5 million as of September 30, 2020 and April 1, 2020 through December 31, 2020 of $50.5 million as of December 31, 2020; and (v) reducing the size of the availability under the revolving portion of the Credit Facility from $225 million to $200 million. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to a 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%.
We believe that we will be able to comply with the financial covenants in the Credit Facility as modified by the Ninth Amendment and that sufficient credit remains available under the Credit Facility to meet our liquidity needs. However, due to the uncertainties caused by the COVID-19 pandemic and the significant drop in oil prices, such matters remain unpredictable. Accordingly, there can be no assurance that we will be able to maintain compliance with our financial covenants as of any future date. In the event we are unable to maintain compliance with our financial covenants, we would seek to enter into another amendment to the Credit Facility with our bank group in order to modify and/or to provide relief from the financial covenants for an additional period of time. Although we have entered into amendments in the past, there can be no assurance that any future amendments would be available on terms acceptable to us, if at all.
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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities, including centralizing support/shared services. In the first quarter of 2018, we completed the design phase of the project and entered into the deployment phase in the second quarter of 2018. We incurred $1.8 million and $3.2 million of expenses during the three months ended March 31, 2020 and 2019, respectively, related to professional fees associated with the project. Additionally, we incurred $0.2 million of severance-related costs during the three months ended March 31, 2020 related to the elimination of certain employee positions in conjunction with the project.
In the third quarter of 2019, we began the design phase of OneTEAM for our international operations (“OneTEAM International”) which was deployed in the fourth quarter of 2019. We expect to incur various additional expenses associated with the execution of OneTEAM International through 2020 with funding provided by our operating cash flows and the Credit Facility.
During the first quarter of 2020, in response to COVID-19 and the decline in oil and gas end markets, we expanded and accelerated the operations and center led pillars from the OneTEAM program in order to implement permanent cost savings and identify further opportunities to optimize our organization.
By the end of 2020, we expect to ultimately achieve annual run-rate cost efficiencies of $35 million to $45 million related to the overall OneTEAM program. OneTEAM savings realized during the three months ended March 31, 2020 were approximately

$6.6 million. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at March 31, 2020 totaled $20.5 million, of which $8.5 million was in foreign accounts, primarily in Europe, the Middle East, the United Kingdom and Trinidad.
Cash flows are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	917	7,628
Investing activities	(9,312)	(6,516)
Financing activities	18,494	(4,392)
Effects of exchange rates on cash and cash equivalents	(1,751)	76
Net change in cash and cash equivalents	8,348	(3,204)
Cash flows attributable to our operating activities. For the three months ended March 31, 2020, net cash provided by operating activities was $0.9 million. Positive operating cash flow was primarily attributable to goodwill impairment of $191.8 million, depreciation and amortization of $11.7 million, non-cash compensation costs of $1.5 million, amortization of deferred loan costs and debt discount of $2.1 million and an increase in working capital of $263 thousand, which was primarily due to decreases in accounts receivable and income taxes, largely offset by the net loss of $199.7 million.
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
Cash flows attributable to our investing activities. As a response to the COVID-19 pandemic, oil and gas industry outlook, and in order to preserve liquidity, at this time we are limiting capital spending to critical client projects that offer the highest rate of return. Our spending outlook for the year is and will remain uncertain until we gain more clarity on the impacts of COVID-19 as well as post-pandemic economic conditions. However, with reduced activity levels, there is less wear on equipment, and we expect the level of capital expenditures will decline throughout the remainder of 2020. For the three months ended March 31, 2020, net cash used in investing activities was $9.3 million, consisting primarily of $8.3 million for capital expenditures and an acquisition of $1.0 million within our Quest Integrity segment. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the three months ended March 31, 2019, net cash used in investing activities was $6.5 million, consisting primarily of $6.6 million for capital expenditures.
Cash flows attributable to our financing activities. For the three months ended March 31, 2020, net cash provided by financing activities was $18.5 million consisting primarily of $20.2 million of net debt borrowings under the revolving portion of our Credit Facility partially offset by net payments on our term loan of $1.3 million.
For the three months ended March 31, 2019, net cash used in financing activities was $4.4 million consisting primarily of $3.6 million of net debt repayments under the revolving portion of our Credit Facility and $0.4 million of contingent consideration payments.
Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2020 and 2019, the effect of exchange rate changes on cash was a negative impact of $1.8 million and a positive impact of $0.1 million, respectively. The negative impact in the current year quarter is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Brazilian Real, Euro, British Pound, New Zealand Dollar and Mexican Peso. The positive impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the British Pound.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2019 Form 10-K beginning on page 41. Effective January 1, 2020, we adopted ASC 326 on a modified retrospective basis. Additional information on ASC 326, including the effects of adoption, is set forth in Notes 1 and 3 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the three months ended March 31, 2020.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three months ended March 31, 2020 were $0.6 million, while the foreign currency transaction gains for the three months ended March 31, 2019 were $0.1 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, Euro, and Mexican Peso while the gains in the prior year relate to fluctuations in the U.S. Dollar in relation to the British Pound.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2020 and March 31, 2019.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $9.7 million for the three months ended March 31, 2020.
We had foreign currency-based revenues and operating loss of approximately $62.5 million and $1.4 million, respectively, for the three months ended March 31, 2020. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $6.3 million and $0.1 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at March 31, 2020, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.4 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of March 31, 2020, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $203.3 million as of March 31, 2020, while the estimated fair value of the Notes was $168.2 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. Through May 17, 2018, a portion of the conversion feature of the Notes was accounted for as an embedded derivative liability under ASC 815, with changes in fair value reflected in our results of operations each period. As a result of obtaining shareholder approval on May 17, 2018 to issue shares of common stock upon conversion of the Notes, we reclassified the embedded derivative to stockholders’ equity at its May 17, 2018 fair value of $45.4 million during the second quarter of 2018. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2020, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Changes in internal control over financial reporting. We adopted ASC 326, Financial Instruments-Credit Losses and its related amendments, as of January 1, 2020, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. We assessed and modified our internal controls and related processes in order to facilitate adoption of ASC 326. Except for the material weakness discussed below, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness. We are in the process of remediating the material weakness in our internal control over financial reporting as noted in Part II, Item 9A of the 2019 Form 10-K. We have undertaken a number of measures designed to directly address, or contribute to, the remediation of our material weakness and the enhancement of our internal control over financial reporting including establishment of additional review procedures and monitoring activities at a centralized level over certain senior finance lead roles in order to verify that process level controls are present and functioning as designed. In addition, we have begun training finance personnel on internal control over financial reporting, the importance of monitoring control activities, and fraud risk assessment. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 16 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K, which could adversely affect our business, financial condition, results of operations, liquidity, and the trading price of our common stock. Except as described below, there have been no material changes to our risk factors since the 2019 Form 10-K.
The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry, which were further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations during the first quarter of 2020, and global storage considerations. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in the 2019 Form 10-K, including those relating to our clients’ capital spending and trends in oil and natural gas prices.
As COVID-19 continues to have global impacts, including significant impacts in the United States, Canada and the European Union, where we operate, we are taking a variety of measures to ensure the availability of our services, promote the safety and security of our employees, and preserve liquidity. However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions, could continue to adversely affect demand for our services. In addition, COVID-19 and related initiatives may result in greater supply chain disruption, which could have an adverse impact on volumes and make it more difficult for the Company to serve its clients. The full extent to which COVID-19 impacts operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration or future recurrence of the outbreak, emerging scientific or technological information concerning prevention, treatment and vaccination, and new governmental policies put in place to contain the health and economic impact of COVID-19 in the future, among others. The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations, and financial condition. To the extent COVID-19 adversely affects our business, liquidity, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described under Part I, Item 1A of the 2019 Form 10-K.
The economic environment may affect client demand for our services. Future economic uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruption of the credit markets could also adversely affect our clients’ ability to finance ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. An extended or deep recession may result in plant closures or other contractions in our client base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.
Our clients in the oil and gas industry have historically accounted for a substantial portion of our revenues. Oil demand has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures being taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. West Texas Intermediate oil spot prices decreased from a high of about $63 per barrel in early January 2020 to a low of negative $37 per barrel in late April 2020. Physical markets have been distressed as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC and other oil producing nations agreed in April 2020 to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.
Extended periods of low prices for crude oil can have a material adverse impact on our results of operations, financial condition and liquidity. While we continue to expand our market presence in the areas of aerospace and defense, construction, chemical processing, manufacturing, power generation, and public infrastructure, among other industries, economic downturns within the oil and gas industry including crude oil prices have, and could continue to, result in reduction in demand for our services.
If the economic disruption caused by the COVID-19 pandemic increases in magnitude or continues longer than expected, we may have difficulty meeting the financial covenants in our credit agreement with our banks. Due to the economic disruption being caused by the COVID-19 pandemic and the uncertainty around the timing of economic recovery, we determined that we needed to modify the financial covenants in our credit agreement for the upcoming quarters to maintain compliance. We obtained an amendment and extension to our credit agreement which included, among other terms, modifications to the financial covenants in the credit agreement. We believe we will be able to meet the amended financial covenants. However, due to the uncertainties and risks created by the COVID-19 pandemic, no assurance can be given that we will comply with these covenants, particularly if the pandemic increases in intensity or its duration is longer than expected. If we are not able to meet the financial covenants in our credit agreement in future quarters, we will be in default, which would give the lenders the right to terminate the agreement, not allow us to borrow on our line of credit, call all of our loans to be due and payable, and exercise any other remedies available to the lenders. If we do default on our credit agreement and the lenders elect to not grant us a waiver or amendment and/or to commence exercising their remedies and we are unable to obtain other funding sources, our operations will be materially impacted and we may not be able to continue operating as a going concern. If we do obtain alternate funding sources, this alternate financing could be on substantially different and adverse terms than our existing credit agreement, materially impacting our operations and profitability, and otherwise could significantly dilute our existing shareholders and have other materially adverse effects on us and our shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
On June 17, 2020, Team, Inc. (the “Company”) entered into that certain Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of June 17, 2020, among the Company, certain Company Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (the “Ninth Amendment”). The Ninth Amendment amends and restates certain portions of that certain Third Amended and Restated Credit Agreement, dated as of July 7, 2015 among the Company, certain Company Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other Lenders party thereto, as amended by that certain First Amendment to Credit Agreement dated December 2, 2015, that certain Second Amendment and Commitment Increase to Credit Agreement dated February 29, 2016, that certain Third Amendment to Credit Agreement dated August 17, 2016, that certain Fourth Amendment and Limited Waiver to Credit Agreement dated December 19, 2016, that certain Fifth Amendment to Credit Agreement, dated May 5, 2017, that certain Sixth Amendment to Credit Agreement dated as of July 21, 2017 (but effective as of June 30, 2017), that certain Seventh Amendment to Credit Agreement dated as of March 8, 2018 and that certain Eighth Amendment to Third Amended and Restated Credit Agreement dated as of August 30, 2019 (as amended, the “Credit Agreement”). Capitalized terms not otherwise defined in this Part II, Item 5 shall have the meanings ascribed to them in the Credit Agreement.
The Ninth Amendment, among other things, (i) extends the term of the Credit Agreement to January 15, 2022, (ii) increases the Senior Secured Leverage Ratio starting June 30, 2020 to 3.50 to 1, with step-downs to 3.25 to 1 for the quarter ending September 30, 2020, 2.75 to 1 for the quarter ending December 31, 2020 and 2.50 to 1 for the quarter ending March 31, 2021 and thereafter; (iii) eliminates the Maximum Net Leverage Ratio until March 31, 2021 at which time it is set at a ratio of 5.50 to 1 for the quarter ending March 31, 2021 with a step-down to 4.50 to 1 for the quarter ending June 30, 2021 and thereafter; (iv) postpones and decreases the Minimum Debt Service Coverage Ratio to 1.00 to 1 for the quarter ending September 30, 2020 with a step-up to 1.25 to 1 for the quarter ending December 31, 2020 and thereafter; (v) adds a Minimum Consolidated EBITDA measured cumulatively with Consolidated EBITDA generated from April 1, 2020 through June 30, 2020 of $6.5 million as of June 30, 2020, April 1, 2020 through September 30, 2020 of $18.5 million as of September 30, 2020 and April 1, 2020 through December 31, 2020 of $50.5 million as of December 31, 2020; and (vi) reduces the size of the availability under the revolving portion of the Credit Facility from $225 million to $200 million. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan facility have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to a 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%.
The foregoing summaries of the Ninth Amendment and the Credit Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Ninth Amendment and the Credit Agreement, which are filed as Exhibit 10.1 and 10.2, respectively, hereto and are incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of June 17, 2020, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto.

10.2
Third Amended and Restated Credit Agreement, dated as of July 7, 2015, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (referenced as Annex I to Exhibit 10.1 filed herewith).

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

TEAM, INC. (Registrant)

Date: June 19, 2020	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)