Form 10-Q
period 2020-06-30
TEAM INC
filed 2020-08-07
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,627,638 shares of common stock, par value $0.30, outstanding as of July 31, 2020.

Table of Content

Table of Content
PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,550	$12,175
Accounts receivable, net of allowance of $9,951 and $9,990, respectively	195,522	245,617
Inventory	36,810	39,195
Income tax receivable	2,529	316
Prepaid expenses and other current assets	31,317	20,275
Total current assets	281,728	317,578
Property, plant and equipment, net	181,310	191,951
Operating lease right-of-use assets	61,505	67,048
Intangible assets, net of accumulated amortization of $103,698 and $96,797, respectively	110,006	117,019
Goodwill	88,958	282,006
Deferred income taxes	5,881	5,189
Other assets, net	9,804	4,426
Total assets	$739,192	$985,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	43,377	41,636
Current portion of long-term debt and finance lease obligations	5,316	5,294
Current portion of operating lease obligations	17,055	17,100
Other accrued liabilities	67,735	86,506
Total current liabilities	133,483	150,536
Long-term debt and finance lease obligations	321,094	325,299
Operating lease obligations	49,665	54,436
Defined benefit pension liability	6,619	9,321
Deferred income taxes	2,694	6,996
Other long-term liabilities	6,701	1,959
Total liabilities	520,256	548,547
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,627,638 and 30,518,793 shares issued, respectively	9,183	9,153
Additional paid-in capital	411,600	409,034
Retained earnings (deficit)	(165,616)	48,673
Accumulated other comprehensive loss	(36,231)	(30,190)
Total equity	218,936	436,670
Total liabilities and equity	$739,192	$985,217

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$189,304	$315,829	$426,143	$585,428
Operating expenses	131,928	221,232	311,281	424,884
Gross margin	57,376	94,597	114,862	160,544
Selling, general and administrative expenses	58,882	81,593	137,326	163,860
Restructuring and other related charges, net	2,860	—	3,046	208
Goodwill impairment charge	—	—	191,788	—
Operating income (loss)	(4,366)	13,004	(217,298)	(3,524)
Interest expense, net	7,314	7,586	14,090	15,011
Other expense, net	165	313	637	255
Income (Loss) before income taxes	(11,845)	5,105	(232,025)	(18,790)
Less: Provision (benefit) for income taxes	1,683	(997)	(18,770)	(664)
Net income (loss)	$(13,528)	$6,102	$(213,255)	$(18,126)

Income (Loss) per common share:
Basic	$(0.44)	$0.20	$(6.97)	$(0.60)
Diluted	$(0.44)	$0.20	$(6.97)	$(0.60)

Weighted-average number of shares outstanding:
Basic	30,628	30,270	30,584	30,250
Diluted	30,628	30,467	30,584	30,250

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(13,528)	$6,102	$(213,255)	$(18,126)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,583	672	(6,158)	2,481
Foreign currency hedge	(282)	(184)	(17)	95
Other comprehensive income (loss), before tax	3,301	488	(6,175)	2,576
Tax (provision) benefit attributable to other comprehensive income (loss)	319	329	134	260
Other comprehensive income (loss), net of tax	3,620	817	(6,041)	2,836
Total comprehensive income (loss)	$(9,908)	$6,919	$(219,296)	$(15,290)

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429
Net loss	—	—	—	(13,528)	—	(13,528)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,832	3,832
Foreign currency hedge, net of tax	—	—	—	—	(212)	(212)
Non-cash compensation	—	—	1,415	—	—	1,415
Balance at June 30, 2020	30,628	$9,183	$411,600	$(165,616)	$(36,231)	$218,936

Balance at December 31, 2018	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle, net of tax	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Net settlement of vested stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217
Net income	—	—	—	6,102	—	6,102
Foreign currency translation adjustment, net of tax	—	—	—	—	1,005	1,005
Foreign currency hedge, net of tax	—	—	—	—	(188)	(188)
Non-cash compensation	—	—	3,648	—	—	3,648
Net settlement of vested stock awards	46	14	(23)	—	—	(9)
Other[1]	—	—	—	324	—	324
Balance at June 30, 2019	30,293	$9,086	$406,688	$62,881	$(31,556)	$447,099

_________________
1  Amount reflects a revision of tax effects for the adoption of ASC 842.

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(213,255)	$(18,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,186	24,650
Amortization of deferred loan costs and debt discounts	4,191	3,743
Provision for doubtful accounts	1,122	889
Foreign currency loss	876	234
Deferred income taxes	(5,177)	2,466
Loss (gain) on asset disposal	447	(188)
Goodwill impairment charge	191,788	—
Non-cash compensation cost	2,946	6,082
Other, net	(2,226)	(1,196)
Changes in operating assets and liabilities:
Accounts receivable	36,033	3,534
Inventory	1,989	2,512
Prepaid expenses and other current assets	(3,750)	(5,312)
Accounts payable	4,023	4,627
Other accrued liabilities	(12,992)	(15,156)
Income taxes	(1,956)	(3,189)
Net cash provided by operating activities	27,245	5,570
Cash flows from investing activities:
Capital expenditures	(12,486)	(14,396)
Business acquisitions, net of cash acquired	(1,013)	—
Proceeds from disposal of assets	181	782
Other	54	89
Net cash used in investing activities	(13,264)	(13,525)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	(5,198)	3,341
Payments under term loan	(2,500)	—
Contingent consideration payments	—	(428)
Debt issuance costs on Credit Facility	(1,841)	—
Taxes paid related to net share settlement of share-based awards	(349)	(351)
Other	(129)	(121)
Net cash provided by (used in) financing activities	(10,017)	2,441
Effect of exchange rate changes on cash and cash equivalents	(589)	(24)
Net increase (decrease) in cash and cash equivalents	3,375	(5,538)
Cash and cash equivalents at beginning of period	12,175	18,288
Cash and cash equivalents at end of period	$15,550	$12,750

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
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
We offer these services globally through approximately 200 locations in more than 20 countries throughout the world with approximately 5,700 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”.
Recent Developments.  In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the rest of the world. The COVID-19 pandemic and related economic repercussions have created significant volatility and uncertainty in domestic and international markets.  Additionally, oil demand has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus.  Further, other macroeconomic events such as the geopolitical tensions between the Organization of the Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in oil prices. Although oil prices have since seen a recovery, this price volatility undermines our client’s confidence in terms of project planning and execution. As such, these negative factors have created significant volatility and

Table of Content
uncertainty in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and the decline in crude oil prices on our operations has varied by geographic conditions and applicable government mandates, it has adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. Global oil demand is recovering, driven by gasoline and diesel while jet fuel remains suppressed, however, all three refined products collectively remain below 2019 levels. The ultimate duration and impact on our global operations is presently unclear. Furthermore, the extent to which we or our clients may successfully mitigate the impact of COVID-19 and the decline in the oil and gas industry, if at all, is not presently known. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above.  To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to align our business with the current and near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions were effective during the second quarter of 2020 and into the third quarter of 2020.
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020. Based on our evaluation of the CARES Act, we qualified for certain provisions of income tax relief and the deferral of certain payroll tax payments. Additionally, other governments in jurisdictions where the we operate passed legislation to provide employers with wage subsidy grants and deferral of certain payroll related expenses and tax payments. Most notably was the Canada Emergency Wage Subsidy (“CEWS”) which helps employers offset a portion of their employee salaries and wages for a limited period. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related operating expenses.
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
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans and (8) managing our foreign currency risk with certain debt obligations associated with net investments in foreign operations.

Table of Content
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of June 30, 2020 and December 31, 2019 is $146.3 million and $241.7 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 13) measurement, determined based on the observed trading price of these instruments.
Concentration of credit risk. No single customer accounts for more than 10% of consolidated revenues.
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to Team shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to Team shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our convertible senior notes under the treasury stock method. Our intent is to settle the principal amount of the convertible senior notes in cash upon conversion. If the conversion value exceeds the principal amount, we may elect to deliver shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method.

Amounts used in basic and diluted earnings (loss) per share, for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,628	30,270	30,584	30,250
Stock options, stock units and performance awards	—	197	—	—
Convertible Senior Notes	—	—	—	—
Total shares and dilutive securities	30,628	30,467	30,584	30,250
For both the three and six months ended June 30, 2020 and six months ended June 30, 2019, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three and six months ended June 30, 2020 and 2019, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 10 and Note 14, respectively.
Newly Adopted Accounting Principles
Topic 326 - Credit Losses. In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses, which established ASC Topic 326, Credit Losses (“ASC 326”). Along with subsequent ASUs to clarify certain provisions, ASC 326 introduced a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets measured at amortized cost, including trade accounts receivable.
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

Table of Content
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
Accounting Principles Not Yet Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. ASU 2019-12 clarifies and amends existing guidance related to intraperiod tax allocation and calculations, recognition of deferred taxes for change in ownership group, evaluation of a step-up in the tax basis of goodwill and other clarifications. We are currently evaluating the impact this ASU will have on our financial statements and we plan to adopt it as of January 1, 2021.
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently determining whether we will elect the optional expedients as well as evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue when the performance obligations are satisfied.
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and six months ended June 30, 2020 and 2019.
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

Table of Content
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$78,234	$2,240	$80,474	$134,068	$4,590	$138,658
MS	67,403	25,417	92,820	107,176	37,721	144,897
Quest Integrity	10,748	5,262	16,010	24,649	7,625	32,274
Total	$156,385	$32,919	$189,304	$265,893	$49,936	$315,829

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$183,536	$4,819	$188,355	$257,688	$8,026	$265,714
MS	143,985	53,354	197,339	194,628	71,795	266,423
Quest Integrity	23,582	16,867	40,449	39,006	14,285	53,291
Total	$351,103	$75,040	$426,143	$491,322	$94,106	$585,428

	Three Months Ended June 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$62,963	$62	$10,770	$6,679	$80,474
MS	—	92,094	196	530	92,820
Quest Integrity	16,010	—	—	—	16,010
Total	$78,973	$92,156	$10,966	$7,209	$189,304

	Three Months Ended June 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$107,991	$136	$17,511	$13,020	$138,658
MS	—	142,908	920	1,069	144,897
Quest Integrity	32,274	—	—	—	32,274
Total	$140,265	$143,044	$18,431	$14,089	$315,829

Table of Content

	Six Months Ended June 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$149,370	$163	$24,916	$13,906	$188,355
MS	—	194,709	675	1,955	197,339
Quest Integrity	40,449	—	—	—	40,449
Total	$189,819	$194,872	$25,591	$15,861	$426,143

	Six Months Ended June 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$210,927	$498	$36,304	$17,985	$265,714
MS	—	262,397	1,659	2,367	266,423
Quest Integrity	53,291	—	—	—	53,291
Total	$264,218	$262,895	$37,963	$20,352	$585,428
For additional information on our reportable operating segments and geographic information, refer to Note 17.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 3 for additional information on the allowance for credit losses and our trade receivables. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable, net[1]	$195,522	$245,617
Contract assets[2]	$5,876	$4,671
Contract liabilities[3]	$1,232	$1,224
_________________
1 Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2 Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3 Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $1.2 million increase in our contract assets from December 31, 2019 to June 30, 2020 is due to more fixed price contracts in progress at June 30, 2020 as compared to December 31, 2019. Contract liabilities as of June 30, 2020 are associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of June 30, 2020. Costs to fulfill a contract are recorded as assets

Table of Content
if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2020. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of June 30, 2020, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable	$145,481	$192,743
Unbilled receivables	59,992	62,864
Allowance for credit losses	(9,951)	(9,990)
Total	$195,522	$245,617
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
For trade receivables, customers typically are provided with payment due date terms of 30 days upon issuance of an invoice. We have tracked historical loss information for our trade receivables and compiled historical credit loss percentages for different aging categories. We believe that the historical loss information we have compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages as typically our customers and payment terms do not change significantly. Generally, a longer outstanding receivable equates to a higher percentage of the outstanding balance as current expected credit losses. We update the historical loss information for current conditions and reasonable and supportable forecasts that affect the expected collectability of the trade receivable using a loss-rate approach. We have not seen a negative trend in the current economic environment that significantly impacts our historical credit-loss percentages; however, we will continue to monitor for changes that would indicate the historical loss information is no longer a reasonable basis for the determination of our expected credit losses. Our forecasted loss rates inherently incorporate expected macroeconomic trends. A loss-rate method for estimating expected credit losses on a pooled basis is applied for each aging category for receivables that continue to exhibit similar risk characteristics.
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

Table of Content
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
The following table shows a rollforward of the allowance for credit losses:

June 30, 2020
(unaudited)
Balance at beginning of period[1]	$(11,400)
Provision for expected credit losses	(1,122)
Write-offs	2,403
Foreign exchange effects	168
Balance at end of period	$(9,951)
_________________
1 Includes $1.4 million due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$7,616	$7,555
Work in progress	2,593	2,851
Finished goods	26,601	28,789
Total	$36,810	$39,195

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Land	$6,366	$6,380
Buildings and leasehold improvements	58,664	59,177
Machinery and equipment	291,428	284,020
Furniture and fixtures	11,014	10,946
Capitalized Enterprise Resource Planning system development costs	45,917	46,637
Computers and computer software	18,809	22,906
Vehicles	4,472	4,642
Construction in progress	12,404	13,088
Total	449,074	447,796
Accumulated depreciation	(267,764)	(255,845)
Property, plant and equipment, net	$181,310	$191,951
Included in the table above are assets under finance leases of $5.7 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively, and accumulated amortization of $0.7 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 was $7.8 million and $8.7 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $15.9 million and $17.3 million, respectively.

Table of Content
6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,886	$(69,834)	$105,052	$174,940	$(63,727)	$111,213
Non-compete agreements	5,409	(5,409)	—	5,466	(5,306)	160
Trade names	24,722	(21,422)	3,300	24,724	(21,146)	3,578
Technology	7,839	(6,358)	1,481	7,838	(5,976)	1,862
Licenses	848	(675)	173	848	(642)	206
Total	$213,704	$(103,698)	$110,006	$213,816	$(96,797)	$117,019
Amortization expense of intangible assets for the three months ended June 30, 2020 and June 30, 2019 was $3.6 million and $3.7 million, respectively. Amortization of intangible assets for the six months ended June 30, 2020 and June 30, 2019 was $7.1 million and $7.2 million.

7. GOODWILL AND IMPAIRMENT CHARGES
The COVID-19 pandemic and subsequent mitigation efforts, which included global business and societal shutdowns and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during the first and second quarters of 2020. These mitigation efforts coupled with the negative economic impacts to the oil and gas industry caused by the substantial decline in the global demand for oil and the concurrent surplus in the supply of oil resulting from geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia regarding limits on production of oil have significantly impacted our business. Even though our services are primarily related to infrastructure support, the oil and gas industry is one of the key industries we serve and our clients have been significantly impacted as a result of these events.
As our clients continue to adjust spending levels in response to the lower commodity prices, we have experienced activity reductions and pricing pressure for our products and services, primarily in our IHT and MS reporting units, which we expect to continue. In line with these rapidly changing market conditions, our market capitalization also deteriorated during the first quarter of 2020 and most significantly in late March 2020. In response to these events and the related decline in our forecasts from the COVID-19 pandemic, we announced cost-cutting measures to offset the expected impact to our business. We determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of March 31, 2020.
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
Based upon our impairment assessment, we determined the carrying amount of our IHT reporting unit exceeded the fair value. As a result, we recorded $191.8 million in goodwill impairment charges on our IHT segment during the three months ended March 31, 2020. The fair value of the MS and Quest Integrity reporting units exceeded their respective carrying values. There was no goodwill impairment charge during the three months ended June 30, 2020. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.
There was $89.0 million of goodwill at June 30, 2020 and $282.0 million at December 31, 2019. The following table presents a rollforward of goodwill for the six months ended June 30, 2020 as follows (in thousands):

Table of Content

	Six Months Ended June 30, 2020
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance, December 31, 2019	$193,216	$55,409	$33,381	$282,006
Acquisitions	—	—	496	496
Foreign currency adjustments	(1,428)	(54)	(274)	(1,756)
Impairment charge	(191,788)	—	—	(191,788)
Balance, June 30, 2020	$—	$55,355	$33,603	$88,958

8. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Personnel accruals	$34,578	$45,934
Insurance accruals	12,559	14,289
Property, sales and other non-income related taxes	6,275	8,593
Accrued commission	1,800	3,299
Accrued interest	5,044	5,015
Other	7,479	9,376
Total	$67,735	$86,506

9. INCOME TAXES
We recorded an income tax provision of $1.7 million and an income tax benefit of $18.8 million for the three and six months ended June 30, 2020, respectively, compared to a benefit of $1.0 million and $0.7 million for the three and six months ended June 30, 2019. The effective tax rate was a provision of 14.2% for the three months ended June 30, 2020, compared to a benefit of 19.5% for the three months ended June 30, 2019. For the six months ended June 30, 2020 and June 30, 2019, our effective tax rate was 8.1% and 3.5%, respectively.
For periods prior to June 30, 2020, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective rate for the full fiscal year to the year-to-date ordinary income or loss, excluding unusual or infrequently occurring discrete items. For the quarter ended June 30, 2020, we calculated the provision for income taxes based on the year-to-date financial results. In this instance, the year-to-date calculations provided a more reliable estimate due to the fluctuations in the ordinary income or loss in the various taxing jurisdictions.
Our year-to-date effective tax rate differed from the statutory tax rate due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020, the goodwill impairment, and a change in the valuation allowance.
The CARES Act, among other things, includes modifications for net operating loss carryovers and carrybacks, an immediate refund of alternative minimum tax credit carryovers, and modification of the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. The CARES Act also includes a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property, which we do not expect to have a material impact on the Company. As a result of these modifications, a tax benefit in the amount of $7.3 million was recorded during the first quarter related to the carryback of net operating losses generated in certain tax years, which were previously only allowed to be carried forward, to recover income taxes paid at a higher statutory tax rate than the rate under current law.
The goodwill impairment charge of $191.8 million taken during the prior quarter, a portion of which is not deductible for tax purposes, resulted in a tax benefit of $30.5 million.
The year-to-date increase in the valuation allowance of $22.4 million is primarily related to the goodwill impairment and the Company’s U.S. net operating losses.

Table of Content

10. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Credit Facility revolver	$68,759	$73,876
Credit Facility term loan[1]	47,324	49,735
Total Credit Facility	116,083	123,611
Convertible debt[2]	205,058	201,619
Finance lease obligations	5,269	5,363
Total long-term debt and finance lease obligations	326,410	330,593
Less: current portion of long-term debt and finance lease obligations	5,316	5,294
Total long-term debt and finance lease obligations, less current portion	$321,094	$325,299
_________________
1  Comprised of principal amount outstanding, less unamortized discount and issuance costs of $176 thousand as of June 30, 2020 and $265 thousand as of December 31, 2019.
2  Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
Credit Facility
On June 17, 2020, we entered into an amendment and extension of our banking credit facility (the “Credit Facility”) evidenced by that certain Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”), dated June 17, 2020. The Ninth Amendment extends the term of the Credit Facility to January 15, 2022, modifies our financial covenants, and revises certain other provisions under the Credit Facility, including limiting our ability to pay cash dividends. Our obligations under the Credit Facility are guaranteed by our material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of ours and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in our material direct and indirect domestic subsidiaries and 65% of the equity interests in our material first-tier foreign subsidiaries. Specifically, the Ninth Amendment amends and restates certain portions of the Credit Facility, including, without limitation,
(i) increasing the Senior Secured Leverage Ratio (as defined therein) starting June 30, 2020 to 3.50 to 1, with step-downs to 3.25 to 1 for the quarter ending September 30, 2020, 2.75 to 1 for the quarter ending December 31, 2020 and 2.50 to 1 for the quarter ending March 31, 2021 and thereafter;
(ii) eliminating the Maximum Net Leverage Ratio (as defined therein) until March 31, 2021 at which time it is set at a ratio of 5.50 to 1 for the quarter ending March 31, 2021 with a step-down to 4.50 to 1 for the quarter ending June 30, 2021 and thereafter;
(iii) postponing and decreasing the Minimum Debt Service Coverage Ratio (as defined therein) to 1.00 to 1 for the quarter ending September 30, 2020 with a step-up to 1.25 to 1 for the quarter ending December 31, 2020 and thereafter;
(iv) adding a Minimum Consolidated EBITDA (as defined therein) measured cumulatively with Consolidated EBITDA (as defined therein) generated from April 1, 2020 through June 30, 2020 of $6.5 million as of June 30, 2020, April 1, 2020 through September 30, 2020 of $18.5 million as of September 30, 2020 and April 1, 2020 through December 31, 2020 of $50.5 million as of December 31, 2020; and
(v) reducing the size of the availability under the revolving portion of the Credit Facility from $225 million to $200 million.
No changes were made to the term loan borrowing except the maturity date of January 15, 2022. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to a 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%. At June 30, 2020, both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option of LIBOR plus 4.25% margin and commitment fees on unused borrowing capacity of 0.55%.
As of June 30, 2020, the senior secured leverage ratio is 2.51 to 1 and we are in compliance with the covenants in effect as of such date.

Table of Content
At June 30, 2020, we had $15.6 million of cash on hand, approximately $53 million of available borrowing capacity through our Credit Facility and $3.2 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $17.7 million at June 30, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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

        Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding May 1, 2023, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events described in the indenture governing the Notes.

Table of Content

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

Accounting Treatment of the Notes

The Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(4,180)	(4,756)
Unamortized discount	(20,762)	(23,625)
Net carrying amount of the liability component[1]	$205,058	$201,619

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
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

Table of Content
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2020	2019	2020	2019
Coupon interest	$2,875	$2,875	$5,750	$5,750
Amortization of debt discount and issuance costs	1,732	1,585	3,439	3,146
Total interest expense on convertible senior notes	$4,607	$4,460	$9,189	$8,896

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of June 30, 2020, the remaining amortization period for the debt discount and issuance costs is 37 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At June 30, 2020, the €12.3 million borrowing had a U.S. Dollar value of $13.8 million.
The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives Classified as Hedging Instruments
Net investment hedge	$(282)	$(184)	$—	$—	$(17)	$95	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	June 30, 2020			December 31, 2019
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(4,169)	Liability	Long-term debt	$(4,186)

Table of Content
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

We have lease agreements with lease and non-lease components for certain equipment, office, and vehicle leases. We have elected the practical expedient to not separate lease and non-lease components and account for both as a single lease component. We have operating and finance leases primarily for equipment, real estate, and vehicles. Our leases have remaining lease terms of 1 year to 14 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$7,173	$7,525	$14,691	$15,383
Variable lease costs	1,088	1,247	2,581	2,927
Finance lease costs:
Amortization of right-of-use assets	110	20	218	108
Interest on lease liabilities	81	92	162	173
Total lease cost	$8,452	$8,884	$17,652	$18,591

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	5,275	6,113	11,140	12,185
Operating cash flows from finance leases	82	85	165	220
Financing cash flows from finance leases	69	66	134	139
Right-of-use assets obtained in exchange for lease obligations
Operating leases	495	1,313	1,587	7,781
Finance leases	45	290	45	290

Table of Content
Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$61,505	$67,048
Current portion of operating lease obligations	17,055	17,100
Operating lease obligations (non-current)	49,665	54,436
Weighted average remaining lease term	5.6 years	5.7 years
Weighted average discount rate	7.7%	8.3%

	June 30, 2020	December 31, 2019
Finance Leases:	(unaudited)
Property, plant and equipment, net	$4,978	$5,156
Current portion of long-term debt and finance lease obligations	316	294
Long-term debt and finance lease obligations	4,953	5,069
Weighted average remaining lease term	12.8 years	13.3 years
Weighted average discount rate	6.2%	6.3%

As of June 30, 2020, we have no material additional operating and finance leases that have not yet commenced.

As of June 30, 2020, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2020 (Remainder of the year)	12,948	357
2021	17,933	612
2022	13,583	616
2023	11,231	554
2024	9,145	542
Thereafter	20,563	5,105
Total future minimum lease payments	85,403	7,786
Less: Interest	(18,683)	(2,517)
Present value of lease liabilities	$66,720	$5,269

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	426	586	867	$1,179
Expected return on plan assets	(558)	(600)	(1,135)	$(1,207)
Amortization of prior service cost	8	8	16	$16
Net periodic pension credit	$(124)	$(6)	$(252)	$(12)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.90% overall, 5.30% for equities and 2.10% for debt securities.

Table of Content
We expect to contribute $3.7 million to the U.K. Plan for 2020, of which $1.9 million has been contributed through June 30, 2020.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2020
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(4,169)	$—	$(4,169)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(4,186)	$—	$(4,186)

Table of Content
14. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2020, there were approximately 1.3 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $2.9 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2020, $9.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.4 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $2.1 million and $3.6 million for the six months ended June 30, 2020 and 2019.
Transactions involving our stock units and director stock grants during the six months ended June 30, 2020 are summarized below:

	Six Months Ended June 30, 2020
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	784	$17.35
Changes during the period:
Granted	—	$—
Vested and settled	(2)	$19.12
Forfeited and cancelled	(47)	$17.08
Stock and stock units, end of period	735	$17.36
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo

Table of Content
simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
Transactions involving our performance awards during the six months ended June 30, 2020 are summarized below:

	Six Months Ended June 30, 2020
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	489	$16.49	209	$17.06
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(89)	$17.54	(65)	$15.24
Forfeited and cancelled	(4)	$25.24	(28)	$15.70
Performance stock units, end of period	396	$16.16	116	$18.42
_________________
1 Performance units with variable payouts are shown at target level of performance.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the six months ended June 30, 2020 and 2019 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. At June 30, 2020, there are approximately 53 thousand exercisable shares outstanding at a weighted average exercise price of $32.55. Options exercisable at June 30, 2020 had a weighted-average remaining contractual life of 1.2 years and exercise prices ranged from $21.12 to $50.47.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(26,742)	$4,186	$(8,021)	$387	$(30,190)	$(30,607)	$3,904	$(7,859)	$170	$(34,392)
Other comprehensive income (loss)	(6,158)	(17)	—	134	(6,041)	2,481	95	—	260	2,836
Balance, end of period	$(32,900)	$4,169	$(8,021)	$521	$(36,231)	$(28,126)	$3,999	$(7,859)	$430	$(31,556)

Table of Content
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(6,158)	$129	$(6,029)	$2,481	$333	$2,814
Foreign currency hedge	(17)	5	(12)	95	(73)	22
Total	$(6,175)	$134	$(6,041)	$2,576	$260	$2,836

16. COMMITMENTS AND CONTINGENCIES
We are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business. We cannot predict with certainty the ultimate resolution of lawsuits, investigation and claims asserted against it. We do not believe that any uninsured losses that might arise from these lawsuits and proceedings will have a materially adverse effect on our consolidated financial statements. We establish a liability for loss contingencies, when information available to us indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

Table of Content
Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$80,474	$138,658	$188,355	$265,714
MS	92,820	144,897	197,339	266,423
Quest Integrity	16,010	32,274	40,449	53,291
Total	$189,304	$315,829	$426,143	$585,428

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$4,740	$9,497	$(187,410)	$11,218
MS	9,899	20,317	10,921	25,851
Quest Integrity	689	9,324	6,795	10,968
Corporate and shared support services	(19,694)	(26,134)	(47,604)	(51,561)
Total	$(4,366)	$13,004	$(217,298)	$(3,524)
_________________
1 Includes goodwill impairment charge for IHT as discussed in Note 7 that impacted operating income (loss) for the three months ended March 31, 2020 and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$843	$2,083	$1,884	$3,051
MS	2,446	2,624	6,063	4,587
Quest Integrity	1,044	1,249	2,015	2,577
Corporate and shared support services	475	2,936	1,550	5,287
Total	$4,808	$8,892	$11,512	$15,502
_____________
1 Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,746	$4,401	$7,729	$8,903
MS	5,475	5,518	10,906	10,932
Quest Integrity	887	999	1,773	1,920
Corporate and shared support services	1,370	1,461	2,778	2,895
Total	$11,478	$12,379	$23,186	$24,650

Table of Content
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$141,950	$230,563	$315,460	$436,671
Canada	14,435	35,330	35,643	54,651
Europe	23,097	34,882	51,643	63,378
Other foreign countries	9,822	15,054	23,397	30,728
Total	$189,304	$315,829	$426,143	$585,428
 ___________
1 Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

18. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net are summarized by program and by segment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs
IHT	$837	$26	$845	$128
MS	1,554	32	1,684	117
Corporate and shared support services	469	(58)	517	(37)
Subtotal	2,860	—	3,046	208

Grand Total	$2,860	$—	$3,046	$208

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

As part of the OneTEAM program, we eliminated certain employee positions. For the three and six months ended June 30, 2020, we incurred severance charges of $2.9 million and $3.1 million, respectively. We have incurred $11.5 million of OneTEAM severance charges cumulatively to date. As the OneTEAM program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. In addition to the impacted employee positions, certain locations may be shut down or consolidated during this process. We expect the program-related expenses to continue through the end of 2020.

Table of Content

A rollforward of our accrued severance liability associated with the OneTEAM program is presented below (in thousands):

Six Months Ended June 30, 2020
(unaudited)
Balance, beginning of period	$971
Charges	3,046
Payments	(3,595)
Balance, end of period	$422

For the three and six months ended June 30, 2020, we also incurred professional fees of $0.2 million and $2.0 million, respectively, associated with the OneTEAM program. For the three and six months ended June 30, 2019, we incurred professional fees of $2.7 million and $5.9 million, respectively, associated with the OneTEAM program.

Table of Content

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report in Part II, Item 1A. “Risk Factors”, and in the 2019 Form 10-K in Part I, Item 1A under the heading “Risk Factors.” Such risks, uncertainties and other important factors include, among others, risks related to:
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions and future economic uncertainties, particularly in industries in which we are heavily dependent;
•the impact to our business, financial condition, results of operations and cash flows due to the novel coronavirus (COVID-19) pandemic and related social distancing requirements;
•delays in the commencement of major projects, whether due to the COVID-19 pandemic or other factors;
•our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our clients’ industry;
•the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•risk of non-payment and/or delays in payment of receivables from our clients;
•our ability to generate sufficient cash from operations, access our Credit Facility, or maintain our compliance with our Credit Facility covenants;
•our financial forecasts are based upon estimates and assumptions that may materially differ from actual results;
•we may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters, including costs incurred in connection with the implementation of preventative measures required in regard to mitigation of the spread of COVID-19;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation; and
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business.

Table of Content
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
We offer these services globally through approximately 200 locations in more than 20 countries throughout the world with approximately 5,700 employees. We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads and railways); and
•Aerospace and Defense.

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
COVID-19 Pandemic and Market Conditions Update.  In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The COVID-19 pandemic and related economic repercussions have created significant volatility and uncertainty in domestic and international markets. Additionally, oil demand has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus.  Further, other macroeconomic events such as the geopolitical tensions between OPEC and Russia, resulted in a significant drop in oil prices. Although oil prices have since seen a recovery, this price volatility undermines our client’s confidence in terms of project planning and execution. As such,

Table of Content
these negative factors have created significant volatility and uncertainty in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and the decline in crude oil prices on our operations has varied by geographic conditions and applicable government mandates, it has adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. Global oil demand is recovering, driven by gasoline and diesel while jet fuel remains suppressed, however, all three refined products collectively remain below 2019 levels. The ultimate duration and impact on our global operations is presently unclear. Furthermore, the extent to which we or our clients may successfully mitigate the impact of COVID-19 and the decline in the oil and gas industry, if at all, is not presently known. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above.  To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to reduce costs, preserve capacity and manage margins in order to align our business with the near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions were effective during the second quarter of 2020 and into the third quarter of 2020.
Under the CARES Act, we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of June 30, 2020, we have deferred employer payroll taxes of $5.4 million with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with wage subsidy grants and deferral of certain payroll related expenses and tax payments. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $3.8 million and $0.9 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the three and six months ended June 30, 2020. As of June 30, 2020, we also deferred certain payroll related expenses and tax payments of $4.7 million under other foreign government programs with all of these deferrals currently due in the third quarter 2020.
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

Table of Content
Results of Operations
The following is a comparison of our results of operations for the three months ended June 30, 2020 compared to June 30, 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$80,474	$138,658	$(58,184)	(42.0)%
MS	92,820	144,897	(52,077)	(35.9)%
Quest Integrity	16,010	32,274	(16,264)	(50.4)%
Total	$189,304	$315,829	$(126,525)	(40.1)%
Operating income (loss):
IHT	$4,740	$9,497	$(4,757)	(50.1)%
MS	9,899	20,317	(10,418)	(51.3)%
Quest Integrity	689	9,324	(8,635)	(92.6)%
Corporate and shared support services	(19,694)	(26,134)	6,440	24.6%
Total	$(4,366)	$13,004	$(17,370)	(133.6)%

Revenues. Total revenues decreased $126.5 million or 40.1% from the prior year quarter. Excluding the unfavorable impact of $1.9 million due to foreign currency exchange rate changes, total revenues decreased by $124.7 million, IHT revenues decreased by $57.8 million, MS revenues decreased by $50.9 million and Quest Integrity revenues decreased by $16.0 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Brazilian Real, the Euro, the British Pound, the Canadian Dollar and the Australian dollar this quarter. Decreased activity levels in IHT, MS and Quest Integrity were due to volumes being negatively impacted by the outbreak of COVID-19 and the oversupplied oil market causing certain clients to temporarily close facilities and/or curtail operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to gradually recover through the second half of the year. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services.

Table of Content
Operating loss. Overall operating loss was $4.4 million in the current year quarter compared to an operating income of $13.0 million in the prior year quarter. The overall decrease in operating income is attributable to IHT, MS and Quest Integrity which experienced decreases in operating income of $4.8 million, $10.4 million and $8.6 million, respectively. These movements were partially offset by a decrease in corporate and shared services expenses of $6.4 million.
For the three months ended June 30, 2020, operating loss includes net expenses totaling $4.1 million that we do not believe are indicative of our core operating activities, while the prior year quarter included $3.7 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended June 30, 2020
Professional fees and other[1]	$—	$—	$—	$512	$512
Legal costs[2]	—	—	—	446	446
Severance charges, net[3]	1,030	1,537	140	473	3,180
Total	$1,030	$1,537	$140	$1,431	$4,138
Three Months Ended June 30, 2019
Professional fees and other[1]	$—	$—	$—	$3,715	$3,715
Legal costs[2]	—	—	—	15	15
Severance charges, net[3]	26	32	—	(58)	—
Total	$26	$32	$—	$3,672	$3,730
_________________
1 Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the three months ended June 30, 2020 and June 30, 2019, includes $0.2 million and $2.7 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2 For the three months ended June 30, 2020, primarily relates to costs associated with an accrued legal settlement. For the three months ended June 30, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.
3 For the three months ended June 30, 2020, includes $2.9 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program, and $0.3 million in other severance charges due to the impact of COVID-19.
Excluding the impact of these identified non-core items in both periods, operating loss changed unfavorably by $17.0 million, consisting of lower operating income in IHT, MS and Quest Integrity of $3.8 million, $8.9 million and $8.5 million, respectively, offset by a decrease in corporate and shared support services expenses of $4.2 million. The lower operating income in IHT, MS and Quest Integrity reflects lower activity levels due to a decline in market conditions as a result of the outbreak of COVID-19 and the decline in oil prices. The operating loss decrease in corporate and shared support services was driven primarily by lower labor and information technology expenses.
Interest expense. Interest expense decreased from $7.6 million in the prior year quarter to $7.3 million in the current year quarter due to lower overall debt balances outstanding.
Other expense, net. Non-operating results include $0.3 million in foreign currency transaction losses in both the current year and prior year quarter. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Euro, Mexican Peso and New Zealand Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $1.7 million on the pre-tax loss of $11.8 million in the current year quarter compared to a benefit of $1.0 million on the pre-tax income of $5.1 million in the prior year quarter. The effective tax rate was a provision of 14.2% for the three months ended June 30, 2020, compared to a benefit of 19.5% for the three months ended June 30, 2019.
The effective tax rate change from prior year quarter compared to current year quarter is primarily due to the limitation on recognition of tax benefits in certain jurisdictions in which the Company has a valuation allowance and, to a lesser extent, the correlation of domestic and foreign income and losses.

Table of Content
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth the components of revenue and operating income (loss) from our operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	188,355	$265,714	$(77,359)	(29.1)%
MS	197,339	266,423	(69,084)	(25.9)%
Quest Integrity	40,449	53,291	(12,842)	(24.1)%
Total	$426,143	$585,428	$(159,285)	(27.2)%
Operating income (loss):
IHT[1]	(187,410)	$11,218	$(198,628)	NM2
MS	10,921	25,851	(14,930)	(57.8)%
Quest Integrity	6,795	10,968	(4,173)	(38.0)%
Corporate and shared support services	(47,604)	(51,561)	3,957	7.7%
Total	$(217,298)	$(3,524)	$(213,774)	NM2
_________________
1 Includes goodwill impairment charge of $191.8 million for IHT for the three months ended March 31, 2020.
2 NM - Not meaningful.
Revenues. Total revenues decreased $159.3 million or 27.2% from the prior year period. Excluding the unfavorable impact of $3.4 million due to foreign currency exchange rate changes, total revenues decreased by $155.9 million, IHT revenues decreased by $76.7 million, MS revenues decreased by $67.1 million and Quest Integrity revenues decreased by $12.1 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Brazilian Real, the Euro, the British Pound, the Canadian Dollar and the Australian dollar this period. Decreased activity levels in IHT, MS and Quest Integrity were due to volumes being negatively impacted by the outbreak of COVID-19 and the oversupplied oil market causing certain clients to temporarily close facilities and/or curtail operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to gradually recover during the second half of the year. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services.

Table of Content
Operating loss. Overall operating loss was $217.3 million in the current year period compared to operating loss of $3.5 million in the prior year period. The overall increase in operating loss is primarily attributable to IHT, which experienced a decrease in operating income of $198.6 million. Additionally, MS and Quest Integrity experienced a decrease in operating income of $14.9 million and $4.2 million, respectively. These movements were partially offset by a decrease in corporate and shared services expenses of $4.0 million. The sharp decrease in operating income for IHT is primarily attributable to goodwill impairment charges of $191.8 million recognized during the three months ended March 31, 2020. These impairment charges were a result of our interim goodwill impairment test completed during the three months ended March 31, 2020, which was triggered by the existence of impairment indicators, including the decline in our forecasts as a result of the COVID-19 pandemic and the related decline in market conditions on our IHT operating segment. The results of the impairment test indicated that the carrying value of our IHT operating segment exceeded its estimated fair value. The estimated fair value of IHT has been adversely impacted by the decline in operating results experienced during the three months ended March 31, 2020 primarily due to COVID-19, lower commodity prices, and related impacts on our financial results.
For the six months ended June 30, 2020, operating loss includes net expenses totaling $199.9 million that we do not believe are indicative of our core operating activities, while the prior year period included $9.3 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Six Months Ended June 30, 2020
Professional fees and other[1]	$—	$—	$—	$3,057	$3,057
Legal costs[2]	—	—	—	1,696	1,696
Severance charges, net[3]	1,038	1,667	140	521	3,366
Goodwill impairment charge	191,788	—	—	—	191,788
Total	$192,826	$1,667	$140	$5,274	$199,907
Six Months Ended June 30, 2019
Professional fees and other[1]	$—	$—	$—	$8,820	$8,820
Legal costs[2]	—	—	—	279	279
Severance charges, net[3]	128	117	—	(37)	208
Total	$128	$117	$—	$9,062	$9,307
_________________
1 Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the six months ended June 30, 2020 and June 30, 2019, includes $2.0 million and $5.9 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2 For the six months ended June 30, 2020, primarily relates to accrued costs due to international legal and internal control review matters. For the six months ended June 30, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.
3 For the six months ended June 30, 2020 and June 30, 2019, includes $3.1 million and $0.2 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program. For the six months ended June 30, 2020, $0.3 million in other severance charges due to the impact of COVID-19.
Excluding the impact of these identified non-core items in both periods, operating loss changed unfavorably by $23.1 million, consisting of lower operating income in IHT, MS and Quest Integrity of $5.9 million, $13.4 million and $4.0 million, respectively, offset by a decrease in corporate and shared support services expenses of $0.2 million. The lower operating income in IHT, MS and Quest Integrity reflects lower activity levels due to a decline in market conditions as a result of the outbreak of COVID-19 and the decline in oil prices. The operating loss decrease in corporate and shared support services was driven primarily by lower labor and information technology expenses.
Interest expense. Interest expense decreased from $15.0 million in the prior year to $14.1 million in the current year due to lower overall debt balances outstanding.
Other expense, net. Non-operating results include $0.9 million in foreign currency transaction losses in the current year quarter compared to $0.2 million in foreign currency transaction losses in the prior year quarter. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Euro, Mexican Peso and New Zealand Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. The benefit for income tax was $18.8 million on the pre-tax loss of $232.0 million in the current year compared to a benefit of $0.7 million on the pre-tax loss of $18.8 million in the prior year. The effective tax rate was a benefit of 8.1% for the six months ended June 30, 2020, compared to a benefit of 3.5% for the six months ended June 30, 2019.

Table of Content
The effective tax rate change from prior year compared to current year is primarily due to significant discrete items recognized in the prior quarter, including impact of the legislative changes enacted, the goodwill impairment charge taken during the current year, a portion of which is not deductible for tax purposes, and an increase to the valuation allowance related to the realizability of our net operating loss deferred tax assets. The limitation on recognition of tax benefits in certain jurisdictions in which the Company has a valuation allowance has also impacted the effective tax rate compared to the prior year.
Discrete items recognized during the current year include a net tax benefit of $30.5 million related to the goodwill impairment charge and an increase to the valuation allowance of $22.4 million related to the goodwill impairment and our U.S. net operating loss deferred tax assets. The current year was also impacted by the benefit of certain provisions within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.
The CARES Act was enacted as a stimulus package to mitigate the negative financial impact of the COVID-19 pandemic on the economy. A provision in the CARES Act allows for the carryback of net operating losses generated in certain tax years, which were previously only allowed to be carried forward, to recover income taxes paid at a higher statutory tax rate than the rate under current law. A tax benefit in the amount of $7.3 million was recorded during the current year related to the carryback of net operating losses.

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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charge and certain other items that we believe are not indicative of core operating activities. EBIT, as defined by us, excludes income tax expense (benefit), interest charges and items of other (income) expense and therefore is equal to operating income (loss) reported in accordance with GAAP. Adjusted EBITDA further excludes from adjusted EBIT depreciation, amortization and non-cash share based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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

Table of Content
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Adjusted Net Income (Loss):
Net income (loss)	$(13,528)	$6,102	$(213,255)	$(18,126)
Professional fees and other[1]	512	3,715	3,057	8,820
Legal costs[2]	446	15	1,696	279
Severance charges, net[3]	3,180	—	3,366	208
Goodwill impairment charge	—	—	191,788	—
Tax impact of adjustments and other net tax items[4]	(868)	(783)	(14,918)	(1,954)
Adjusted net income (loss)	$(10,258)	$9,049	$(28,266)	$(10,773)

Adjusted net income (loss) per common share:
Basic	$(0.33)	$0.30	$(0.92)	$(0.36)
Diluted	$(0.33)	$0.30	$(0.92)	$(0.36)

Adjusted EBIT and Adjusted EBITDA:
Operating income (loss) (“EBIT”)	$(4,366)	$13,004	$(217,298)	$(3,524)
Professional fees and other[1]	512	3,715	3,057	8,820
Legal costs[2]	446	15	1,696	279
Severance charges, net[3]	3,180	—	3,366	208
Goodwill impairment charge	—	—	191,788	—
Adjusted EBIT	(228)	16,734	(17,391)	5,783
Depreciation and amortization
Amount included in operating expenses	5,786	6,319	11,723	12,650
Amount included in SG&A expenses	5,692	6,060	11,463	12,000
Total depreciation and amortization	11,478	12,379	23,186	24,650
Non-cash share-based compensation costs	1,416	3,648	2,946	6,082
Adjusted EBITDA	$12,666	$32,761	$8,741	$36,515

Free Cash Flow:
Cash provided by operating activities	$26,328	$(2,058)	$27,245	$5,570
Capital expenditures	(4,181)	(7,786)	(12,486)	(14,396)
Free Cash Flow	$22,147	$(9,844)	$14,759	$(8,826)
____________________________________
1 For the three and six months ended June 30, 2020, includes $0.2 million and $2.0 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and six months ended June 30, 2019, includes $2.7 million and $5.9 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2 For the three months ended June 30, 2020, primarily relates to costs associated with an accrued legal settlement. For the six months ended June 30, 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and six months ended June 30, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.
3 For the three and six months ended June 30, 2020, $2.9 million and $3.1 million, respectively, are severance charges associated with the OneTEAM program as well as $0.3 million in severance charges were due to the impact of COVID-19. For the six months ended June 30, 2019, $0.2 million of severance charges are associated with the OneTEAM program.
4 Represents the tax effect of the adjustments at an assumed marginal tax rate of 21% for the three and six months ended June 30, 2020 and 2019 except for the adjustment of the goodwill impairment charge for which the actual tax impact was used.

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Adjusted EBIT and Adjusted EBITDA by Segment:

IHT
Operating income (loss)	$4,740	$9,497	$(187,410)	$11,218
Severance charges, net[1]	1,030	26	1,038	128
Goodwill impairment charge	—	—	191,788	—
Adjusted EBIT	5,770	9,523	5,416	11,346
Depreciation and amortization	3,746	4,401	7,729	8,903
Adjusted EBITDA	$9,516	$13,924	$13,145	$20,249

MS
Operating income	$9,899	$20,317	$10,921	$25,851
Severance charges, net[1]	1,537	32	1,667	117
Adjusted EBIT	11,436	20,349	12,588	25,968
Depreciation and amortization	5,475	5,518	10,906	10,932
Adjusted EBITDA	$16,911	$25,867	$23,494	$36,900

Quest Integrity
Operating income	$689	$9,324	$6,795	$10,968
Severance charges, net[1]	140	—	140	—
Adjusted EBIT	829	9,324	6,935	10,968
Depreciation and amortization	887	999	1,773	1,920
Adjusted EBITDA	$1,716	$10,323	$8,708	$12,888

Corporate and shared support services
Operating loss	$(19,694)	$(26,134)	$(47,604)	$(51,561)
Professional fees and other[2]	512	3,715	3,057	8,820
Legal costs[3]	446	15	1,696	279
Severance charges, net[1]	473	(58)	521	(37)
Adjusted EBIT	(18,263)	(22,462)	(42,330)	(42,499)
Depreciation and amortization	1,370	1,461	2,778	2,895
Non-cash share-based compensation costs	1,416	3,648	2,946	6,082
Adjusted EBITDA	$(15,477)	$(17,353)	$(36,606)	$(33,522)
___________________
1 Relates to severance charges incurred associated with the OneTEAM program, including international restructuring under the OneTEAM program for the three and six months ended June 30, 2020 and June 30, 2019. Also includes severance charges due to the impact of COVID-19 for the three and six months ended June 30, 2020.
2 For the three and six months ended June 30, 2020, includes $0.2 million and $2.0 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and six months ended June 30, 2019, includes $2.7 million and $5.9 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
3 For the three months ended June 30, 2020, primarily relates to costs associated with an accrued legal settlement. For the six months ended June 30 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and six months ended June 30, 2019, primarily relates to intellectual property legal defense costs associated with Quest Integrity.

Table of Content
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

Credit Facility. On June 17, 2020, we entered into an amendment and extension of our banking credit facility (the “Credit Facility”) evidenced by that certain Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”), dated June 17, 2020. The Ninth Amendment extends the term of the Credit Facility to January 15, 2022, modifies our financial covenants, and revises certain other provisions under the Credit Facility, including limiting our ability to pay cash dividends. Our obligations under the Credit Facility are guaranteed by our material direct and indirect domestic subsidiaries and are secured by a lien on substantially all of ours and the guarantors’ tangible and intangible property (subject to certain specified exclusions) and by a pledge of all of the equity interests in our material direct and indirect domestic subsidiaries and 65% of the equity interests in our material first-tier foreign subsidiaries. Specifically, the Ninth Amendment amends and restates certain portions of the Credit Facility, including, without limitation,
(i) increasing the Senior Secured Leverage Ratio (as defined therein) starting June 30, 2020 to 3.50 to 1, with step-downs to 3.25 to 1 for the quarter ending September 30, 2020, 2.75 to 1 for the quarter ending December 31, 2020 and 2.50 to 1 for the quarter ending March 31, 2021 and thereafter;
(ii) eliminating the Maximum Net Leverage Ratio (as defined therein) until March 31, 2021 at which time it is set at a ratio of 5.50 to 1 for the quarter ending March 31, 2021 with a step-down to 4.50 to 1 for the quarter ending June 30, 2021 and thereafter;
(iii) postponing and decreasing the Minimum Debt Service Coverage Ratio (as defined therein) to 1.00 to 1 for the quarter ending September 30, 2020 with a step-up to 1.25 to 1 for the quarter ending December 31, 2020 and thereafter;
(iv) adding a Minimum Consolidated EBITDA (as defined therein) measured cumulatively with Consolidated EBITDA (as defined therein) generated from April 1, 2020 through June 30, 2020 of $6.5 million as of June 30, 2020, April 1, 2020 through September 30, 2020 of $18.5 million as of September 30, 2020 and April 1, 2020 through December 31, 2020 of $50.5 million as of December 31, 2020; and
(v) reducing the size of the availability under the revolving portion of the Credit Facility from $225 million to $200 million.
No changes were made to the term loan borrowing except the maturity date of January 15, 2022. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to a 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%. At June 30, 2020, both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option of LIBOR plus 4.25% margin and commitment fees on unused borrowing capacity of 0.55%.
As of June 30, 2020, the senior secured leverage ratio is 2.51 to 1 and we are in compliance with the covenants in effect as of such date.
At June 30, 2020, we had $15.6 million of cash on hand, approximately $53 million of available borrowing capacity through our Credit Facility and $3.2 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic

Table of Content
and decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, it may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and the decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $17.7 million at June 30, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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

        Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding May 1, 2023, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or;

•upon the occurrence of specified corporate events described in the indenture governing the Notes.

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

Table of Content
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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities, including centralizing support/shared services. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, for our domestic operations, and entered into the deployment phase in the second quarter of 2018. We incurred $0.2 million and $2.0 million of expenses during the three and six months ended June 30, 2020, respectively, related to professional fees associated with the program. Additionally, we incurred $2.9 million and $3.1 million of severance-related costs during the three and six months ended June 30, 2020, respectively, related to the elimination of certain employee positions in conjunction with the OneTEAM program.
In the third quarter of 2019, we began the design phase of OneTEAM for our international operations (“OneTEAM International”) which was deployed in the fourth quarter of 2019. We expect to incur various additional expenses associated with the execution of OneTEAM International through 2020 with funding provided by our operating cash flows and the Credit Facility. During the first quarter of 2020, in response to COVID-19 and the decline in oil and gas end markets, we expanded and accelerated the operations and center led pillars from the OneTEAM program in order to implement permanent cost savings and identify further opportunities to optimize our organization (“OneTEAM Tune-Up”). As previously disclosed, we expected to ultimately achieve annual run-rate cost efficiencies of $35 million to $45 million related to the OneTEAM program. Due to the expansion and acceleration of certain pillars under the program, we now expect to generate an additional $10 million to $15 million dollars of run rate cost efficiencies by the end of 2020. OneTEAM savings realized during the three and six months ended June 30, 2020 were approximately $13.7 million and $20.3 million, respectively. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at June 30, 2020 totaled $15.6 million, of which $11.6 million was in foreign accounts, primarily in Europe, the Middle East, the United Kingdom and Trinidad.
Cash flows are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2020	2019
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	27,245	5,570
Investing activities	(13,264)	(13,525)
Financing activities	(10,017)	2,441
Effects of exchange rates on cash and cash equivalents	(589)	(24)
Net change in cash and cash equivalents	3,375	(5,538)
Cash flows attributable to our operating activities. For the six months ended June 30, 2020, net cash provided by operating activities was $27.2 million. Positive operating cash flow was primarily attributable to adjustments out of $213.3 million in net losses from goodwill impairment of $191.8 million, depreciation and amortization of $23.2 million, non-cash compensation costs of $2.9 million, amortization of deferred loan costs and debt discount of $4.2 million and a decrease in working capital of $23.3 million, which was primarily due to decreases in accounts receivable.

Table of Content
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
Cash flows attributable to our investing activities. As a response to the COVID-19 pandemic, oil and gas industry outlook, and in order to preserve liquidity, at this time we are limiting capital spending to critical client projects that offer the highest rate of return. Our spending outlook for the year due to these impacts include lower capital expenditures budget of 30%. For the six months ended June 30, 2020, net cash used in investing activities was $13.3 million, consisting primarily of $12.5 million for capital expenditures and an acquisition of $1.0 million within our Quest Integrity segment. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the six months ended June 30, 2019, net cash used in investing activities was $13.5 million, consisting primarily of $14.4 million for capital expenditures.
Cash flows attributable to our financing activities. For the six months ended June 30, 2020, net cash used in financing activities was $10.0 million consisting primarily of net debt payments under the revolving portion of our Credit Facility of $5.2 million and our Credit Facility term loan of $2.5 million as well as $1.8 million of debt issuance costs for the amendment to our Credit Facility.
For the six months ended June 30, 2019, net cash provided by financing activities was $2.4 million consisting primarily of $3.3 million of net debt borrowings under the revolving portion of our Credit Facility partially offset by $0.4 million of contingent consideration payments and $0.4 million in payments related to withholding taxes for share-based payments arrangements.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2020 and 2019, the effect of exchange rate changes on cash was a negative impact of $0.6 million and a negative impact of $24.0 thousand, respectively. The negative impact in the current year quarter is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Brazilian Real, Euro, British Pound, New Zealand Dollar and Mexican Peso. The positive impact in the prior year is primarily due to favorable fluctuations in U.S. Dollar exchange rates with the British Pound.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2019 Form 10-K beginning on page 41. Effective January 1, 2020, we adopted ASC 326 on a modified retrospective basis. Additional information on ASC 326, including the effects of adoption, is set forth in Notes 1 and 3 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the six months ended June 30, 2020.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

Table of Content

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the six months ended June 30, 2020 were $0.9 million, while the foreign currency transaction losses for the six months ended June 30, 2019 were $0.2 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, British Pound, and Mexican Peso while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the Euro.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2020 and June 30, 2019.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $6.2 million for the six months ended June 30, 2020.
We had foreign currency-based revenues and operating loss of approximately $109.3 million and $24.7 million, respectively, for the six months ended June 30, 2020. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $10.9 million and $2.5 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at June 30, 2020, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.2 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of June 30, 2020, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $205.1 million as of June 30, 2020, while the estimated fair value of the Notes was $146.3 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 10 to the condensed consolidated financial statements for additional information regarding the Notes.

Table of Content

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2020, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Changes in internal control over financial reporting. We adopted ASC 326, Financial Instruments-Credit Losses and its related amendments, as of January 1, 2020, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. We assessed and modified our internal controls and related processes in order to facilitate adoption of ASC 326. Except for the material weakness discussed below, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness. We are in the process of remediating the material weakness in our internal control over financial reporting as noted in Part II, Item 9A of the 2019 Form 10-K. We have undertaken a number of measures designed to directly address, or contribute to, the remediation of our material weakness and the enhancement of our internal control over financial reporting including establishment of additional review procedures and monitoring activities at a centralized level over certain senior finance lead roles in order to verify that process level controls are present and functioning as designed. In addition, we have continued training finance personnel on internal control over financial reporting, the importance of monitoring control activities, and fraud risk assessment. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Table of Content
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

Table of Content
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011, incorporated herein by reference.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated October 24, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2013, incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for year ended December 31, 2017, incorporated herein by reference).

10.1
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of June 17, 2020, among Team, Inc., certain Team, Inc. Subsidiary Guarantors, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 19, 2020 incorporated by reference herein).

Table of Content

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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 6, 2020	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)