Form 10-Q
period 2020-09-30
TEAM INC
filed 2020-11-06
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,627,882 shares of common stock, par value $0.30, outstanding as of October 30, 2020.

Table of Content

Table of Content
PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,611	$12,175
Accounts receivable, net of allowance of $9,633 and $9,990, respectively	214,361	245,617
Inventory	36,361	39,195
Income tax receivable	1,001	316
Prepaid expenses and other current assets	33,212	20,275
Total current assets	304,546	317,578
Property, plant and equipment, net	173,049	191,951
Operating lease right-of-use assets	62,082	67,048
Intangible assets, net of accumulated amortization of $107,459 and $96,797, respectively	106,602	117,019
Goodwill	89,895	282,006
Deferred income taxes	5,167	5,189
Other assets, net	11,522	4,426
Total assets	$752,863	$985,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	42,022	41,636
Current portion of long-term debt and finance lease obligations	5,323	5,294
Current portion of operating lease obligations	16,977	17,100
Other accrued liabilities	64,517	86,506
Total current liabilities	128,839	150,536
Long-term debt and finance lease obligations	338,872	325,299
Operating lease obligations	50,598	54,436
Defined benefit pension liability	5,817	9,321
Deferred income taxes	3,893	6,996
Other long-term liabilities	11,344	1,959
Total liabilities	539,363	548,547
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,627,882 and 30,518,793 shares issued, respectively	9,183	9,153
Additional paid-in capital	412,727	409,034
Retained earnings (deficit)	(174,689)	48,673
Accumulated other comprehensive loss	(33,721)	(30,190)
Total equity	213,500	436,670
Total liabilities and equity	$752,863	$985,217

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$219,093	$290,079	$645,236	$875,507
Operating expenses	155,388	207,044	466,669	631,928
Gross margin	63,705	83,035	178,567	243,579
Selling, general and administrative expenses	61,089	84,647	198,415	248,507
Restructuring and other related charges, net	319	228	3,365	436
Goodwill impairment charge	—	—	191,788	—
Operating income (loss)	2,297	(1,840)	(215,001)	(5,364)
Interest expense, net	7,757	7,647	21,847	22,658
Other expense, net	655	116	1,292	371
Loss before income taxes	(6,115)	(9,603)	(238,140)	(28,393)
Less: Provision (benefit) for income taxes	2,958	(2,546)	(15,812)	(3,210)
Net loss	$(9,073)	$(7,057)	$(222,328)	$(25,183)

Loss per common share:
Basic	$(0.30)	$(0.23)	$(7.27)	$(0.83)
Diluted	$(0.30)	$(0.23)	$(7.27)	$(0.83)

Weighted-average number of shares outstanding:
Basic	30,628	30,300	30,599	30,267
Diluted	30,628	30,300	30,599	30,267

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(9,073)	$(7,057)	$(222,328)	$(25,183)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,180	(2,954)	(2,978)	(473)
Foreign currency hedge	(610)	556	(627)	651
Other comprehensive income (loss), before tax	2,570	(2,398)	(3,605)	178
Tax (provision) benefit attributable to other comprehensive income (loss)	(60)	(148)	74	112
Other comprehensive income (loss), net of tax	2,510	(2,546)	(3,531)	290
Total comprehensive loss	$(6,563)	$(9,603)	$(225,859)	$(24,893)

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429
Net loss	—	—	—	(13,528)	—	(13,528)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,832	3,832
Foreign currency hedge, net of tax	—	—	—	—	(212)	(212)
Non-cash compensation	—	—	1,415	—	—	1,415
Balance at June 30, 2020	30,628	$9,183	$411,600	$(165,616)	$(36,231)	$218,936
Net loss	—	—	—	(9,073)	—	(9,073)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,970	2,970
Foreign currency hedge, net of tax	—	—	—	—	(460)	(460)
Non-cash compensation	—	—	1,128	—	—	1,128
Net settlement of vested stock awards	—	—	(1)	—	—	(1)
Balance at September 30, 2020	30,628	$9,183	$412,727	$(174,689)	$(33,721)	$213,500

Balance at December 31, 2018	30,184	$9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principle, net of tax	—	—	—	(767)	—	(767)
Net loss	—	—	—	(24,228)	—	(24,228)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,809	1,809
Foreign currency hedge, net of tax	—	—	—	—	210	210
Non-cash compensation	—	—	2,434	—	—	2,434
Net settlement of vested stock awards	63	19	(360)	—	—	(341)
Balance at March 31, 2019	30,247	$9,072	$403,063	$56,455	$(32,373)	$436,217
Net income	—	—	—	6,102	—	6,102
Foreign currency translation adjustment, net of tax	—	—	—	—	1,005	1,005
Foreign currency hedge, net of tax	—	—	—	—	(188)	(188)
Non-cash compensation	—	—	3,648	—	—	3,648
Net settlement of vested stock awards	46	14	(23)	—	—	(9)
Other[1]	—	—	—	324	—	324
Balance at June 30, 2019	30,293	$9,086	$406,688	$62,881	$(31,556)	$447,099
Net loss	—	—	—	(7,057)	—	(7,057)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,014)	(3,014)
Foreign currency hedge, net of tax	—	—	—	—	468	468
Non-cash compensation	—	—	2,588	—	—	2,588
Net settlement of vested stock awards	47	14	(439)	—	—	(425)
Balance at September 30, 2019	30,340	$9,100	$408,837	$55,824	$(34,102)	$439,659

_________________
1        Amount reflects a revision of tax effects for the adoption of ASC 842.

See accompanying notes to unaudited condensed consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(222,328)	$(25,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,709	36,700
Amortization of deferred loan costs and debt discounts	6,493	5,691
Provision for doubtful accounts	1,160	(440)
Foreign currency loss	1,628	348
Deferred income taxes	(3,132)	261
Loss (gain) on asset disposal	938	(137)
Goodwill impairment charge	191,788	—
Non-cash compensation cost	4,073	8,670
Other, net	(3,248)	(1,398)
Changes in operating assets and liabilities:
Accounts receivable	22,147	4,384
Inventory	2,744	5,030
Prepaid expenses and other current assets	(6,000)	(3,490)
Accounts payable	4,718	4,537
Other accrued liabilities	(13,838)	1,005
Income taxes	(1,687)	(2,959)
Net cash provided by operating activities	20,165	33,019
Cash flows from investing activities:
Capital expenditures	(16,684)	(23,199)
Business acquisitions, net of cash acquired	(1,013)	—
Proceeds from disposal of assets	198	802
Other	(53)	38
Net cash used in investing activities	(17,552)	(22,359)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	10,802	(64,886)
Borrowings (payments) under term loan	(3,750)	49,745
Contingent consideration payments	—	(428)
Debt issuance costs	(1,841)	(1,475)
Taxes paid related to net share settlement of share-based awards	(350)	(776)
Other	(199)	(230)
Net cash provided by (used in) financing activities	4,662	(18,050)
Effect of exchange rate changes on cash and cash equivalents	161	(630)
Net increase (decrease) in cash and cash equivalents	7,436	(8,020)
Cash and cash equivalents at beginning of period	12,175	18,288
Cash and cash equivalents at end of period	$19,611	$10,268

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
We offer these services globally through approximately 200 locations in more than 20 countries throughout the world with approximately 5,500 employees. We market our services to companies in a diverse array of heavy industries which include:
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
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions were effective during the second quarter of 2020 and will continue through the end of 2020.
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

Table of Content
Fair value of financial instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our banking facility is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the banking facility. The fair value of our convertible senior notes as of September 30, 2020 and December 31, 2019 is $196.1 million and $241.7 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” (as defined in Note 13) measurement, determined based on the observed trading price of these instruments.
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

Amounts used in basic and diluted earnings (loss) per share, for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,628	30,300	30,599	30,267
Stock options, stock units and performance awards	—	—	—	—
Convertible Senior Notes	—	—	—	—
Total shares and dilutive securities	30,628	30,300	30,599	30,267
For both the three and nine months ended September 30, 2020 and 2019, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the net loss in those periods. Also, for both the three and nine months ended September 30, 2020 and 2019, the convertible senior notes were excluded from diluted loss per share because the conversion price exceeded the average price of our common stock during those periods. For information on our convertible senior notes and our share-based compensation awards, refer to Note 10 and Note 14, respectively.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
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
We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts are reported in accordance with previously applicable GAAP based on incurred credit losses. The cumulative effect of our adoption of ASC 326 on January 1, 2020 resulted in a $1.0 million decrease, net of tax, to beginning retained earnings on our consolidated balance sheet. Refer to Note 3 for further discussion of ASC 326.
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That

Table of Content
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
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently determining whether we will elect the optional expedients as well as evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The amendments in ASU 2020-06 are effective for this Company as of January 1, 2022 with the option to early adopt as of January 1, 2021. We are currently determining when we will elect to adopt as well as the impact this ASU will have on our financial statements.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue when the performance obligations are satisfied.
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and nine months ended September 30, 2020 and 2019.
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

Table of Content
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$94,414	$2,223	$96,637	$121,772	$4,607	$126,379
MS	73,204	28,534	101,738	101,929	33,696	135,625
Quest Integrity	12,382	8,336	20,718	18,370	9,705	28,075
Total	$180,000	$39,093	$219,093	$242,071	$48,008	$290,079

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$277,947	$7,045	$284,992	$379,460	$12,633	$392,093
MS	217,189	81,888	299,077	296,557	105,491	402,048
Quest Integrity	35,967	25,200	61,167	57,376	23,990	81,366
Total	$531,103	$114,133	$645,236	$733,393	$142,114	$875,507

	Three Months Ended September 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$77,323	$—	$12,667	$6,647	$96,637
MS	—	101,032	221	485	101,738
Quest Integrity	20,718	—	—	—	20,718
Total	$98,041	$101,032	$12,888	$7,132	$219,093

	Three Months Ended September 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$102,448	$100	$16,500	$7,331	$126,379
MS	—	134,096	382	1,147	135,625
Quest Integrity	28,075	—	—	—	28,075
Total	$130,523	$134,196	$16,882	$8,478	$290,079

Table of Content

	Nine Months Ended September 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$226,693	$121	$37,583	$20,595	$284,992
MS	—	295,741	896	2,440	299,077
Quest Integrity	61,167	—	—	—	61,167
Total	$287,860	$295,862	$38,479	$23,035	$645,236

	Nine Months Ended September 30, 2019
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$313,375	$598	$52,804	$25,316	$392,093
MS	—	396,493	2,041	3,514	402,048
Quest Integrity	81,366	—	—	—	81,366
Total	$394,741	$397,091	$54,845	$28,830	$875,507
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
Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable, net[1]	$214,361	$245,617
Contract assets[2]	$6,565	$4,671
Contract liabilities[3]	$940	$1,224
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $1.9 million increase in our contract assets from December 31, 2019 to September 30, 2020 is due to more fixed price contracts in progress at September 30, 2020 as compared to December 31, 2019. Contract liabilities as of September 30, 2020 are associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of September 30, 2020. Costs to fulfill a contract are recorded as

Table of Content
assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2020. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of September 30, 2020, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Trade accounts receivable	$176,583	$192,743
Unbilled receivables	47,411	62,864
Allowance for credit losses	(9,633)	(9,990)
Total	$214,361	$245,617
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
The following table shows a rollforward of the allowance for credit losses:

September 30, 2020
(unaudited)
Balance at beginning of period[1]	$(11,400)
Provision for expected credit losses	(1,160)
Write-offs	2,841
Foreign exchange effects	86
Balance at end of period	$(9,633)
_________________
1 Includes $1.4 million due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$7,729	$7,555
Work in progress	2,944	2,851
Finished goods	25,688	28,789
Total	$36,361	$39,195

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Land	$5,763	$6,380
Buildings and leasehold improvements	56,020	59,177
Machinery and equipment	295,870	284,020
Furniture and fixtures	10,896	10,946
Capitalized Enterprise Resource Planning system development costs	45,917	46,637
Computers and computer software	19,082	22,906
Vehicles	4,493	4,642
Construction in progress	11,498	13,088
Total	449,539	447,796
Accumulated depreciation	(276,490)	(255,845)
Property, plant and equipment, net	$173,049	$191,951
Included in the table above are assets under finance leases of $5.7 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively, and accumulated amortization of $0.8 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation expense for the three months ended September 30, 2020 and 2019 was $7.9 million and $8.4 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $23.8 million and $25.7 million, respectively.

Table of Content
6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,091	$(73,125)	$101,966	$174,940	$(63,727)	$111,213
Non-compete agreements	5,466	(5,466)	—	5,466	(5,306)	160
Trade names	24,792	(21,604)	3,188	24,724	(21,146)	3,578
Technology	7,858	(6,567)	1,291	7,838	(5,976)	1,862
Licenses	854	(697)	157	848	(642)	206
Total	$214,061	$(107,459)	$106,602	$213,816	$(96,797)	$117,019
Amortization expense of intangible assets for the three months ended September 30, 2020 and September 30, 2019 was $3.6 million and $3.6 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2020 and September 30, 2019 was $10.9 million and $11.0 million, respectively.

7. GOODWILL AND IMPAIRMENT CHARGES
The COVID-19 pandemic and subsequent mitigation efforts, which included global business and societal shutdowns and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during the first, second and third quarters of 2020. These mitigation efforts coupled with the negative economic impacts to the oil and gas industry caused by the substantial decline in the global demand for oil and the concurrent surplus in the supply of oil resulting from geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia regarding limits on production of oil have significantly impacted our business. Even though our services are primarily related to infrastructure support, the oil and gas industry is one of the key industries we serve and our clients have been significantly impacted as a result of these events.
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
Based upon our impairment assessment, we determined the carrying amount of our IHT reporting unit exceeded the fair value. As a result, we recorded $191.8 million in goodwill impairment charges on our IHT segment during the three months ended March 31, 2020. The fair value of the MS and Quest Integrity reporting units exceeded their respective carrying values. There was no goodwill impairment charge during the three months ended September 30, 2020. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.
There was $89.9 million of goodwill at September 30, 2020 and $282.0 million at December 31, 2019. The following table presents a rollforward of goodwill for the nine months ended September 30, 2020 as follows (in thousands):

Table of Content

	Nine Months Ended September 30, 2020
	(unaudited)
	IHT	MS	Quest Integrity	Total
Balance, December 31, 2019	$193,216	$55,409	$33,381	$282,006
Acquisitions	—	—	496	496
Foreign currency adjustments	(1,428)	521	88	(819)
Impairment charge	(191,788)	—	—	(191,788)
Balance, September 30, 2020	$—	$55,930	$33,965	$89,895

8. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Personnel accruals	$35,155	$45,934
Insurance accruals	10,802	14,289
Property, sales and other non-income related taxes	7,439	8,593
Accrued commission	1,489	3,299
Accrued interest	2,380	5,015
Other	7,252	9,376
Total	$64,517	$86,506

9. INCOME TAXES
We recorded an income tax provision of $3.0 million and an income tax benefit of $15.8 million for the three and nine months ended September 30, 2020, respectively, compared to a benefit of $2.5 million and $3.2 million for the three and nine months ended September 30, 2019. The effective tax rate was a provision of 48.4% for the three months ended September 30, 2020, compared to a benefit of 26.5% for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and September 30, 2019, our effective tax rate was 6.6% and 11.3%, respectively.
For periods prior to June 30, 2020, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective rate for the full fiscal year to the year-to-date ordinary income or loss, excluding unusual or infrequently occurring discrete items. For the quarters ended June 30, 2020 and September 30, 2020, we calculated the provision for income taxes based on the year-to-date financial results. In these instances, the year-to-date calculations provided a more reliable estimate due to the fluctuations in the ordinary income or loss in the various taxing jurisdictions.
Our year-to-date effective tax rate differed from the statutory tax rate due to additional tax benefits recognized related to the CARES Act enacted on March 27, 2020, the goodwill impairment, and a change in the valuation allowance.
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
The goodwill impairment charge of $191.8 million taken during the three months ended March 31, 2020, a portion of which is not deductible for tax purposes, resulted in a tax benefit of $30.5 million.
The year-to-date increase in the valuation allowance of $25.6 million is primarily related to the goodwill impairment and the Company’s U.S. net operating losses.

Table of Content
10. LONG-TERM DEBT, LETTERS OF CREDIT AND DERIVATIVES
Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Credit Facility revolver	$86,028	$73,876
Credit Facility term loan[1]	46,117	49,735
Total Credit Facility	132,145	123,611
Convertible debt[2]	206,843	201,619
Finance lease obligations	5,207	5,363
Total debt and finance lease obligations	344,195	330,593
Less: current portion of long-term debt and finance lease obligations	5,323	5,294
Total long-term debt and finance lease obligations, less current portion	$338,872	$325,299
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs of $132 thousand as of September 30, 2020 and $265 thousand as of December 31, 2019.
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
No changes were made to the term loan borrowing except the maturity date of January 15, 2022. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to an additional 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%. At September 30, 2020, both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option of LIBOR plus 4.25% margin and commitment fees on unused borrowing capacity of 0.55%.
As of September 30, 2020, the Senior Secured Leverage Ratio is 2.92 to 1 and we are in compliance with the covenants in effect as of such date.

Table of Content
At September 30, 2020, we had $19.6 million of cash on hand. As of September 30, 2020, we had $2.7 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.6 million at September 30, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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

Accounting Treatment of the Notes

The Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Liability component:
Principal	$230,000	$230,000
Unamortized issuance costs	(3,880)	(4,756)
Unamortized discount	(19,277)	(23,625)
Net carrying amount of the liability component[1]	$206,843	$201,619

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$13,912	$13,912
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
The following table sets forth interest expense information related to the Notes (dollars in thousands):

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2020	2019	2020	2019
Coupon interest	$2,875	$2,875	$8,625	$8,625
Amortization of debt discount and issuance costs	1,785	1,633	5,224	4,778
Total interest expense on convertible senior notes	$4,660	$4,508	$13,849	$13,403

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of September 30, 2020, the remaining amortization period for the debt discount and issuance costs is 34 months.
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
Our borrowing of €12.3 million under the Credit Facility serves as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate will offset translation gains or losses attributable to our investment in our European operations. At September 30, 2020, the €12.3 million borrowing had a U.S. Dollar value of $14.4 million.
The amounts recognized in other comprehensive income (loss), reclassified into income (loss) and the amounts recognized in income (loss) for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from Other Comprehensive Income (Loss) to Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives Classified as Hedging Instruments
Net investment hedge	$(610)	$556	$—	$—	$(627)	$651	$—	$—

The following table presents the fair value totals and balance sheet classification for derivatives designated as hedges and derivatives not designated as hedges under ASC 815 (in thousands):

	September 30, 2020			December 31, 2019
	(unaudited)
	Classification	Balance Sheet Location	Fair Value	Classification	Balance Sheet Location	Fair Value
Derivatives Classified as Hedging Instruments
Net investment hedge	Liability	Long-term debt	$(3,559)	Liability	Long-term debt	$(4,186)

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$6,882	$7,659	$21,573	$23,042
Variable lease costs	1,146	1,774	3,727	4,702
Finance lease costs:
Amortization of right-of-use assets	110	106	328	214
Interest on lease liabilities	80	78	242	251
Total lease cost	$8,218	$9,617	$25,870	$28,209

Other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	4,657	6,025	15,797	18,210
Operating cash flows from finance leases	82	85	247	305
Financing cash flows from finance leases	71	62	205	201
Right-of-use assets obtained in exchange for lease obligations
Operating leases	382	3,411	1,969	11,192
Finance leases	3	—	48	290

Table of Content
Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$62,082	$67,048
Current portion of operating lease obligations	16,977	17,100
Operating lease obligations (non-current)	50,598	54,436
Weighted average remaining lease term	5.6 years	5.7 years
Weighted average discount rate	6.6%	8.3%

	September 30, 2020	December 31, 2019
Finance Leases:	(unaudited)
Property, plant and equipment, net	$4,873	$5,156
Current portion of long-term debt and finance lease obligations	323	294
Long-term debt and finance lease obligations	4,884	5,069
Weighted average remaining lease term	12.6 years	13.3 years
Weighted average discount rate	6.2%	6.3%

As of September 30, 2020, we have no material additional operating and finance leases that have not yet commenced.

As of September 30, 2020, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2020 (Remainder of the year)	7,308	202
2021	18,238	615
2022	13,217	619
2023	11,392	555
2024	9,241	542
Thereafter	21,501	5,105
Total future minimum lease payments	80,897	7,638
Less: Interest	(13,322)	(2,431)
Present value of lease liabilities	$67,575	$5,207

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	443	561	1,310	$1,740
Expected return on plan assets	(580)	(574)	(1,715)	$(1,781)
Amortization of prior service cost	8	8	24	$24
Net periodic pension credit	$(129)	$(5)	$(381)	$(17)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.90% overall, 5.30% for equities and 2.10% for debt securities.

Table of Content
We expect to contribute $3.8 million to the U.K. Plan for 2020, of which $2.9 million has been contributed through September 30, 2020.

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
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2020
	(unaudited)
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(3,559)	$—	$(3,559)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Net investment hedge	$—	$(4,186)	$—	$(4,186)

Table of Content
14. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2020, there were approximately 1.3 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $4.1 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2020, $8.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.3 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $3.0 million and $4.6 million for the nine months ended September 30, 2020 and 2019.
Transactions involving our stock units and director stock grants during the nine months ended September 30, 2020 are summarized below:

	Nine Months Ended September 30, 2020
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	784	$17.35
Changes during the period:
Granted	—	$—
Vested and settled	(2)	$17.98
Forfeited and cancelled	(73)	$17.21
Stock and stock units, end of period	709	$17.36
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2018 (the “2018 Awards”) and 2019 (the “2019 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the 2018 and 2019 Awards, the performance goals are separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2018 Awards vested as of March 15, 2020 at the RTSR performance target level of 100% and the results of operations performance metric at 73% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo

Table of Content
simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $1.1 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Transactions involving our performance awards during the nine months ended September 30, 2020 are summarized below:

	Nine Months Ended September 30, 2020
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	489	$16.49	209	$17.06
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	(89)	$17.54	(65)	$15.24
Forfeited and cancelled	(9)	$25.24	(33)	$16.05
Performance stock units, end of period	391	$16.07	111	$18.42
_________________
1    Performance units with variable payouts are shown at target level of performance.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. Compensation expense related to stock options for the nine months ended September 30, 2020 and 2019 was not material. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight line basis over the specified vesting period for those options. Stock options generally have a ten-year term. At September 30, 2020, there are approximately 53 thousand exercisable shares outstanding at a weighted average exercise price of $32.55. Options exercisable at September 30, 2020 had a weighted-average remaining contractual life of 1.0 year and exercise prices ranged from $21.12 to $50.47.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(26,742)	$4,186	$(8,021)	$387	$(30,190)	$(30,607)	$3,904	$(7,859)	$170	$(34,392)
Other comprehensive income (loss)	(2,978)	(627)	—	74	(3,531)	(473)	651	—	112	290
Balance, end of period	$(29,720)	$3,559	$(8,021)	$461	$(33,721)	$(31,080)	$4,555	$(7,859)	$282	$(34,102)

Table of Content
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,978)	$(81)	$(3,059)	$(473)	$273	$(200)
Foreign currency hedge	(627)	155	(472)	651	(161)	490
Total	$(3,605)	$74	$(3,531)	$178	$112	$290

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

Table of Content
Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$96,637	$126,379	$284,992	$392,093
MS	101,738	135,625	299,077	402,048
Quest Integrity	20,718	28,075	61,167	81,366
Total	$219,093	$290,079	$645,236	$875,507

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$7,720	$6,640	$(179,690)	$17,858
MS	9,581	15,871	20,502	41,722
Quest Integrity	3,006	7,122	9,801	18,090
Corporate and shared support services	(18,010)	(31,473)	(65,614)	(83,034)
Total	$2,297	$(1,840)	$(215,001)	$(5,364)
_________________
1    Includes goodwill impairment charge for IHT as discussed in Note 7 that impacted operating income (loss) for the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$290	$2,588	$2,174	$5,639
MS	657	3,795	6,720	8,382
Quest Integrity	1,079	1,038	3,094	3,615
Corporate and shared support services	238	1,845	1,788	7,132
Total	$2,264	$9,266	$13,776	$24,768
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,609	$4,390	$11,338	$13,293
MS	5,491	5,411	16,397	16,343
Quest Integrity	969	814	2,742	2,734
Corporate and shared support services	1,454	1,435	4,232	4,330
Total	$11,523	$12,050	$34,709	$36,700
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

Table of Content
A geographic breakdown of our revenues for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$147,986	$204,659	$463,445	$641,330
Canada	32,014	37,412	67,658	92,063
Europe	24,673	32,180	76,315	95,558
Other foreign countries	14,420	15,828	37,818	46,556
Total	$219,093	$290,079	$645,236	$875,507
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

18. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net are summarized by program and by segment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OneTEAM Program
Severance and related costs
IHT	$77	$—	$922	$128
MS	242	—	1,926	117
Quest Integrity	—	62	—	62
Corporate and shared support services	—	166	517	129
Subtotal	319	228	3,365	436

Grand Total	$319	$228	$3,365	$436

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

As part of the OneTEAM program, we eliminated certain employee positions. For the three and nine months ended September 30, 2020, we incurred severance charges of $0.3 million and $3.4 million, respectively. We have incurred $11.8 million of OneTEAM severance charges cumulatively to date. As the OneTEAM program continues, we expect some additional employee positions may be identified and impacted, resulting in additional severance costs. In addition to the impacted employee positions, certain locations may be shut down or consolidated during this process. We expect the program-related expenses to continue through the first quarter of 2021.

Table of Content
A rollforward of our accrued severance liability associated with the OneTEAM program is presented below (in thousands):

Nine Months Ended September 30, 2020
(unaudited)
Balance, beginning of period	$971
Charges	3,365
Payments	(4,109)
Balance, end of period	$227

For the three and nine months ended September 30, 2020, we also incurred professional fees of $0.6 million and $2.6 million, respectively, associated with the OneTEAM program. For the three and nine months ended September 30, 2019, we incurred professional fees of $3.8 million and $9.8 million, respectively, associated with the OneTEAM program.

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
We offer these services globally through approximately 200 locations in more than 20 countries throughout the world with approximately 5,500 employees. We market our services to companies in a diverse array of heavy industries which include:
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
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions were effective during the second quarter of 2020 and will continue through the end of 2020.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of September 30, 2020, we have deferred employer payroll taxes of $9.4 million with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with wage subsidy grants and deferral of certain payroll related expenses and tax payments. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $3.8 million and $1.0 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the three months ended September 30, 2020 and $7.6 million and $1.9 million, respectively, for the nine months ended September 30, 2020. As of September 30, 2020, we also deferred certain payroll related expenses and tax payments of $4.0 million under other foreign government programs which will be due in 2021 and 2022.
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

Table of Content
Results of Operations
The following is a comparison of our results of operations for the three months ended September 30, 2020 compared to September 30, 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$96,637	$126,379	$(29,742)	(23.5)%
MS	101,738	135,625	(33,887)	(25.0)%
Quest Integrity	20,718	28,075	(7,357)	(26.2)%
Total	$219,093	$290,079	$(70,986)	(24.5)%
Operating income (loss):
IHT	$7,720	$6,640	$1,080	16.3%
MS	9,581	15,871	(6,290)	(39.6)%
Quest Integrity	3,006	7,122	(4,116)	(57.8)%
Corporate and shared support services	(18,010)	(31,473)	13,463	42.8%
Total	$2,297	$(1,840)	$4,137	NM1
_________________
1    NM - Not meaningful.
Revenues. Total revenues decreased $71.0 million or 24.5% from the prior year quarter. Excluding the favorable impact of $0.1 million due to foreign currency exchange rate changes, total revenues decreased by $71.1 million, IHT revenues decreased by $29.7 million, MS revenues decreased by $34.1 million and Quest Integrity revenues decreased by $7.2 million. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the Euro, the Great British Pound and the Australian Dollar partially offset by unfavorable impacts from the Canadian Dollar, Brazilian Real and Mexican Peso for the current year quarter. Decreased activity levels in IHT, MS and Quest Integrity were due to volumes being negatively impacted by the outbreak of COVID-19 and the oversupplied oil market causing certain clients to temporarily close facilities and/or curtail operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to gradually recover through the end of the year. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services.

Table of Content
Operating loss. Overall operating income was $2.3 million in the current year quarter compared to an operating loss of $1.8 million in the prior year quarter. The overall increase in operating income is attributable to IHT which experienced an increase in operating income of $1.1 million as well as a decrease in corporate and shared services expenses of $13.5 million partially offset by decreases in MS and Quest Integrity which experienced decreases in operating income of $6.3 million and $4.1 million, respectively.
For the three months ended September 30, 2020, operating loss includes net expenses totaling $3.3 million that we do not believe are indicative of our core operating activities, while the prior year quarter included $7.8 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended September 30, 2020
Professional fees and other[1]	$—	$—	$—	$929	$929
Legal costs[2]	—	—	—	230	230
Severance charges, net[3]	88	1,326	186	35	1,635
Natural disaster costs[4]	21	479	—	—	500
Total	$109	$1,805	$186	$1,194	$3,294
Three Months Ended September 30, 2019
Professional fees and other[1]	$—	$—	$—	$4,252	$4,252
Legal costs[2]	—	—	—	3,306	3,306
Severance charges, net[3]	—	—	62	166	228
Total	$—	$—	$62	$7,724	$7,786
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the three months ended September 30, 2020 and September 30, 2019, includes $0.6 million and $3.8 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three months ended September 30, 2020, primarily relates to costs associated with an accrued legal settlement. For the three months ended September 30, 2019, primarily relates to resolution of a legal matter.
3    For the three months ended September 30, 2020 and September 30, 2019, includes $0.3 million and $0.2 million, respectively, of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program. For the three months ended September 30, 2020, $1.3 million in other severance charges were due to the impact of COVID-19.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period. $0.1 million of additional costs are expected to be collected through insurance during the three and nine months ended September 30, 2020.
Excluding the impact of these identified non-core items in both periods, operating loss changed unfavorably by $0.4 million, consisting of lower operating income in MS and Quest Integrity of $4.5 million and $4.0 million, respectively, offset by an increase in IHT of $1.2 million and a decrease in corporate and shared support services expenses of $6.9 million. The lower operating income in MS and Quest Integrity reflects lower activity levels due to a decline in market conditions as a result of the outbreak of COVID-19 and the decline in oil prices. The operating loss decrease in corporate and shared support services was driven primarily by lower payroll and non-cash compensation expenses.
Interest expense. Interest expense increased from $7.6 million in the prior year quarter to $7.8 million in the current year quarter due to higher borrowing costs under the Ninth Amendment to the Credit Facility.
Other expense, net. Non-operating results include $0.8 million in foreign currency transaction losses in the current year compared to $0.1 million during the prior year quarter. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Mexican Peso and New Zealand Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $3.0 million on the pre-tax loss of $6.1 million in the current year quarter compared to a benefit of $2.5 million on the pre-tax loss of $9.6 million in the prior year quarter. The effective tax rate was a provision of 48.4% for the three months ended September 30, 2020, compared to a benefit of 26.5% for the three months ended September 30, 2019.
While the current year quarter tax rate was determined based on the year-to-date financial results, the difference between this rate and the prior year quarter tax rate (determined based on annual effective rate for the full fiscal year) was impacted by

Table of Content
the increase in the valuation allowance in certain jurisdictions as well as the increase in income in our international jurisdictions.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth the components of revenue and operating income (loss) from our operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	284,992	$392,093	$(107,101)	(27.3)%
MS	299,077	402,048	(102,971)	(25.6)%
Quest Integrity	61,167	81,366	(20,199)	(24.8)%
Total	$645,236	$875,507	$(230,271)	(26.3)%
Operating income (loss):
IHT[1]	(179,690)	$17,858	$(197,548)	NM2
MS	20,502	41,722	(21,220)	(50.9)%
Quest Integrity	9,801	18,090	(8,289)	(45.8)%
Corporate and shared support services	(65,614)	(83,034)	17,420	21.0%
Total	$(215,001)	$(5,364)	$(209,637)	NM2
_________________
1    Includes goodwill impairment charge of $191.8 million for the nine months ended September 30, 2020.
2    NM - Not meaningful.
Revenues. Total revenues decreased $230.3 million or 26.3% from the prior year period. Excluding the unfavorable impact of $3.4 million due to foreign currency exchange rate changes, total revenues decreased by $226.9 million, IHT revenues decreased by $106.4 million, MS revenues decreased by $101.2 million and Quest Integrity revenues decreased by $19.3 million. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the Brazilian Real, the Canadian Dollar and the Mexican Peso during this period. Decreased activity levels in IHT, MS and Quest Integrity were due to volumes being negatively impacted by the outbreak of COVID-19 and the oversupplied oil market causing certain clients to temporarily close facilities and/or curtail operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to gradually recover through the end of the year. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services.

Table of Content
Operating loss. Overall operating loss was $215.0 million in the current year period compared to operating loss of $5.4 million in the prior year period. The overall increase in operating loss is primarily attributable to IHT, which experienced a decrease in operating income of $197.5 million. Additionally, MS and Quest Integrity experienced a decrease in operating income of $21.2 million and $8.3 million, respectively. These movements were partially offset by a decrease in corporate and shared services expenses of $17.4 million. The sharp decrease in operating income for IHT is primarily attributable to goodwill impairment charges of $191.8 million recognized during the three months ended March 31, 2020. These impairment charges were a result of our interim goodwill impairment test completed during the three months ended March 31, 2020, which was triggered by the existence of impairment indicators, including the decline in our forecasts as a result of the COVID-19 pandemic and the related decline in market conditions on our IHT operating segment. The results of the impairment test indicated that the carrying value of our IHT operating segment exceeded its estimated fair value. The estimated fair value of IHT has been adversely impacted by the decline in operating results experienced during the three months ended March 31, 2020 primarily due to COVID-19, lower commodity prices, and related impacts on our financial results.
For the nine months ended September 30, 2020, operating loss includes net expenses totaling $203.2 million that we do not believe are indicative of our core operating activities, while the prior year period included $17.1 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Nine Months Ended September 30, 2020
Professional fees and other[1]	$—	$—	$—	$3,986	$3,986
Legal costs[2]	—	—	—	1,926	1,926
Severance charges, net[3]	1,126	2,993	326	556	5,001
Goodwill impairment charge	191,788	—	—	—	191,788
Natural disaster costs[4]	21	479	—	—	500
Total	$192,935	$3,472	$326	$6,468	$203,201
Nine Months Ended September 30, 2019
Professional fees and other[1]	$—	$—	$—	$13,073	$13,073
Legal costs[2]	—	—	—	3,584	3,584
Severance charges, net[3]	128	117	62	129	436
Total	$128	$117	$62	$16,786	$17,093
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the nine months ended September 30, 2020 and September 30, 2019, includes $2.6 million and $9.8 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the nine months ended September 30, 2020, primarily relates to accrued costs due to international legal and internal control review matters. For the nine months ended September 30, 2019, primarily relates to accrued costs due to the resolution of a legal matter.
3    For the nine months ended September 30, 2020 and September 30, 2019, includes $3.4 million and $0.4 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program. For the nine months ended September 30, 2020, $1.6 million in other severance charges were due to the impact of COVID-19.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period. $0.1 million of additional costs are expected to be collected through insurance during the three and nine months ended September 30, 2020.
Excluding the impact of these identified non-core items in both periods, operating loss changed unfavorably by $23.5 million, consisting of lower operating income in IHT, MS and Quest Integrity of $4.7 million, $17.9 million and $8.0 million, respectively, offset by a decrease in corporate and shared support services expenses of $7.1 million. The lower operating income in IHT, MS and Quest Integrity reflects lower activity levels due to a decline in market conditions as a result of the outbreak of COVID-19 and the decline in oil prices. The operating loss decrease in corporate and shared support services was driven primarily by lower payroll and noncash compensation expenses.
Interest expense. Interest expense decreased from $22.7 million in the prior year to $21.8 million in the current year due to lower overall debt balances throughout the current year.
Other expense, net. Non-operating results include $1.6 million in foreign currency transaction losses in the current year quarter compared to $0.3 million in foreign currency transaction losses in the prior year quarter. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure, including but not limited to, the Brazilian Real, British Pound, Mexican Peso and New Zealand Dollar. Non-operating results also include certain components of our net periodic pension cost (credit).

Table of Content
Taxes. The benefit for income tax was $15.8 million on the pre-tax loss of $238.1 million in the current year compared to a benefit of $3.2 million on the pre-tax loss of $28.4 million in the prior year. The effective tax rate was a benefit of 6.6% for the nine months ended September 30, 2020, compared to a benefit of 11.3% for the nine months ended September 30, 2019.
The effective tax rate change from prior year compared to the current year is primarily due to the legislative changes enacted, the goodwill impairment charge taken during the current year, a portion of which is not deductible for tax purposes, and an increase to the valuation allowance related to the realizability of our net operating loss deferred tax assets.
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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items that we believe are not indicative of core operating activities. Beginning in the third quarter of 2020, we have modified our presentation of non-GAAP financial measures to reconcile net income (loss) to consolidated adjusted EBIT and EBITDA. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share based compensation costs. Consolidated adjusted EBITDA margin is defined as consolidated adjusted EBITDA divided by revenue. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per diluted share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBIT and segment adjusted EBITDA is also used as a basis for the Chief Operating Decision Maker to evaluate the performance of our reportable segments. Free cash flow is used by our management and investors to analyze our ability to service and repay debt and return value directly to stakeholders.
Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures and should be read only in conjunction with financial information presented on a GAAP basis. Further, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies who may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes. The liquidity measure of free cash flow does not represent a precise calculation of residual cash flow available for discretionary expenditures. Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are presented below.
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Adjusted Net Income (Loss):
Net loss	$(9,073)	$(7,057)	$(222,328)	$(25,183)
Professional fees and other[1]	929	4,252	3,986	13,073
Legal costs[2]	230	3,306	1,926	3,584
Severance charges, net[3]	1,635	228	5,001	436
Natural disaster costs[4]	500	—	500	—
Goodwill impairment charge	—	—	191,788	—
Tax impact of adjustments and other net tax items[5]	(692)	(1,636)	(15,610)	(3,590)
Adjusted net loss	$(6,471)	$(907)	$(34,737)	$(11,680)

Adjusted net loss per common share:
Basic	$(0.21)	$(0.03)	$(1.14)	$(0.39)
Diluted	$(0.21)	$(0.03)	$(1.14)	$(0.39)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(9,073)	$(7,057)	$(222,328)	$(25,183)
Provision (benefit) for income taxes	2,958	(2,546)	(15,812)	(3,210)
Interest expense, net	7,757	7,647	21,847	22,658
Foreign currency loss (gain)[7]	752	121	1,641	388
Pension expense (credit)[6]	(129)	(5)	(381)	(17)
Professional fees and other[1]	929	4,252	3,986	13,073
Legal costs[2]	230	3,306	1,926	3,584
Severance charges, net[3]	1,635	228	5,001	436
Natural disaster costs[4]	500	—	500	—
Goodwill impairment charge	—	—	191,788	—
Consolidated Adjusted EBIT	5,559	5,946	(11,832)	11,729
Depreciation and amortization
Amount included in operating expenses	5,794	6,107	17,517	18,757
Amount included in SG&A expenses	5,729	5,943	17,192	17,943
Total depreciation and amortization	11,523	12,050	34,709	36,700
Non-cash share-based compensation costs	1,127	2,588	4,073	8,670
Consolidated Adjusted EBITDA	$18,209	$20,584	$26,950	$57,099

Net loss margin	(4.1)%	(2.4)%	(34.5)%	(2.9)%
Consolidated Adjusted EBITDA margin	8.3%	7.1%	4.2%	6.5%

Free Cash Flow:
Cash provided by (used in) operating activities	$(7,080)	$27,449	$20,165	$33,019
Capital expenditures	(4,198)	(8,803)	(16,684)	(23,199)
Free Cash Flow	$(11,278)	$18,646	$3,481	$9,820
____________________________________
1    For the three and nine months ended September 30, 2020, includes $0.6 million and $2.6 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and nine months ended September 30, 2019, includes $3.8 million and $9.8 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three and nine months ended September 30, 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and nine months ended September 30, 2019, primarily relates to resolution of a legal matter.
3    For the three and nine months ended September 30, 2020, $0.3 million and $3.4 million, respectively, are severance charges associated with the OneTEAM program as well as $1.3 million and $1.6 million, respectively, in severance charges were due to the impact of COVID-19. For the three and nine months ended September 30, 2019, severance charges are associated with the OneTEAM program.
4    Amount represents the insurance deductible for hurricane damage incurred for the three months ended September 30, 2020.
5    Represents the tax effect of the adjustments at an assumed marginal tax rate of 21% for the three and nine months ended September 30, 2020 and 2019 except for the adjustment of the goodwill impairment charge for which the actual tax impact was used.
6    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
7    Represents foreign currency gain/loss. For prior periods, includes other nominal fees.

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$7,720	$6,640	$(179,690)	$17,858
Severance charges, net[1]	88	—	1,126	128
Natural disaster costs[2]	21	—	21	—
Goodwill impairment charge	—	—	191,788	—
Adjusted EBIT	7,829	6,640	13,245	17,986
Depreciation and amortization	3,609	4,390	11,338	13,293
Adjusted EBITDA	$11,438	$11,030	$24,583	$31,279

MS
Operating income	$9,581	$15,871	$20,502	$41,722
Severance charges, net[1]	1,326	—	2,993	117
Natural disaster costs[2]	479	—	479	—
Adjusted EBIT	11,386	15,871	23,974	41,839
Depreciation and amortization	5,491	5,411	16,397	16,343
Adjusted EBITDA	$16,877	$21,282	$40,371	$58,182

Quest Integrity
Operating income	$3,006	$7,122	$9,801	$18,090
Severance charges, net[1]	186	62	326	62
Adjusted EBIT	3,192	7,184	10,127	18,152
Depreciation and amortization	969	813	2,742	2,733
Adjusted EBITDA	$4,161	$7,997	$12,869	$20,885

Corporate and shared support services
Net loss	$(29,380)	$(36,690)	$(72,941)	$(102,853)
Provision (benefit) for income taxes	2,958	(2,546)	(15,812)	(3,210)
Interest expense, net	7,757	7,647	21,847	22,658
Foreign currency loss (gain)[6]	752	121	1,641	388
Pension expense (credit)[3]	(129)	(5)	(381)	(17)
Professional fees and other[4]	929	4,252	3,986	13,073
Legal costs[5]	230	3,306	1,926	3,584
Severance charges, net[1]	35	166	556	129
Adjusted EBIT	(16,848)	(23,749)	(59,178)	(66,248)
Depreciation and amortization	1,454	1,436	4,232	4,331
Non-cash share-based compensation costs	1,127	2,588	4,073	8,670
Adjusted EBITDA	$(14,267)	$(19,725)	$(50,873)	$(53,247)
___________________
1    Relates to severance charges incurred associated with the OneTEAM program, including international restructuring under the OneTEAM program for the three and nine months ended September 30, 2020 and September 30, 2019. Also includes severance charges due to the impact of COVID-19 for the three and nine months ended September 30, 2020.
2    Amount represents the insurance deductible for hurricane damage incurred for the three months ended September 30, 2020.
3    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
4    For the three and nine months ended September 30, 2020, includes $0.6 million and $2.6 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and nine months ended September 30, 2019, includes $3.8 million and $9.8 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
5    For the three and nine months ended September 30, 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and nine months ended September 30, 2019, primarily relates to resolution of a legal matter.
6     Represents foreign currency gain/loss. For prior periods, includes other nominal fees.

Table of Content
Liquidity and Capital Resources

Financing for our operations consists primarily of our Credit Facility (as defined below) and cash flows attributable to our operations, which we believe are sufficient to fund our business needs. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. Since the oil and gas market downturn and outbreak of COVID-19 in the United States beginning in March 2020, we have maintained a continuous process of actively managing our strategy, operations and resources to changing market conditions. We have implemented workforce furloughs, reduced personnel compensation, reduced headcount, eliminated all non-essential costs, lowered capital expenditure budgets by more than 30% and reviewed all business operations within the evolving market conditions amongst other initiatives. When the COVID-19 pandemic and oil and gas industry downturn depressed commodity prices beginning in March 2020, our active management actions helped ensure adequate available liquidity resources for the foreseeable future. We intend to continue managing the business to the new market realities to ensure our access to capital remains sufficient. We periodically explore alternative financing to improve our balance sheet and liquidity or in the event that existing liquidity sources are no longer sufficient for our capital requirements. Any such financing could be on substantially different and more onerous terms than those of our Credit Facility, including with respect to interest rates, financial and other covenants and required collateral, and could include an equity component, which would be dilutive to our shareholders. However, there can be no assurance that such financing would be available on terms acceptable to us, if at all. From time to time, we may also seek to retire, repurchase or exchange our convertible senior notes in open market purchases or privately negotiated transactions dependent upon market conditions, liquidity, and contractual obligations and other factors.

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
No changes were made to the term loan borrowing except the maturity date of January 15, 2022. Both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option and the revolving loan commitment have commitment fees on unused borrowing capacity. The Eurodollar rate applicable margin range was modified to a range of 2.75% to 4.25% (the Eurodollar rate is also subject to an additional 1.00% floor). The commitment fee range was also revised to a range of 0.35% to 0.55%. At September 30, 2020, both the revolving loan facility and term loan bear interest based on a variable Eurodollar rate option of LIBOR plus 4.25% margin and commitment fees on unused borrowing capacity of 0.55%.
As of September 30, 2020, the Senior Secured Leverage Ratio is 2.92 to 1 and we are in compliance with the covenants in effect as of such date.

Table of Content
At September 30, 2020, we had $19.6 million of cash on hand. As of September 30, 2020, we had $2.7 million of unamortized debt issuance costs and debt discount that are being amortized over the life of the Credit Facility.
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
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.6 million at September 30, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our Credit Facility and are considered as having been funded for purposes of calculating our financial covenants under the Credit Facility.
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

Table of Content
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
OneTEAM Program. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities, including centralizing support/shared services. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, for our domestic operations, and entered into the deployment phase in the second quarter of 2018. We incurred $0.6 million and $2.6 million of expenses during the three and nine months ended September 30, 2020, respectively, related to professional fees associated with the program. Additionally, we incurred $0.3 million and $3.4 million of severance-related costs during the three and nine months ended September 30, 2020, respectively, related to the elimination of certain employee positions in conjunction with the OneTEAM program. We expect the program-related expenses to continue through the first quarter of 2021.
In the third quarter of 2019, we began the design phase of OneTEAM for our international operations (“OneTEAM International”) which was deployed in the fourth quarter of 2019. We expect to incur various additional expenses associated with the execution of OneTEAM International through 2020 with funding provided by our operating cash flows and the Credit Facility. During the first quarter of 2020, in response to COVID-19 and the decline in oil and gas end markets, we expanded and accelerated the operations and center led pillars from the OneTEAM program in order to implement permanent cost savings and identify further opportunities to optimize our organization (“OneTEAM Tune-Up”). We achieved OneTEAM and other cost reduction savings of $35 million dollars during the three months ended September 30, 2020 and realized $75 million dollars of savings for the nine months ended September 30, 2020.
We now estimate the OneTEAM Tune-up and other cost reduction actions will deliver between $85 million and $95 million dollars of annualized permanent and temporary cost savings for the year, up from our previous estimate of $50 million to $75 million dollars. Although management expects that cost savings and other business improvements will result from these actions, there can be no assurance that such results will be achieved.
Cash and cash equivalents. Our cash and cash equivalents at September 30, 2020 totaled $19.6 million, of which $12.1 million was in foreign accounts, primarily in Europe, Brazil, the United Kingdom and Trinidad.
Cash flows are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2020	2019
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	20,165	33,019
Investing activities	(17,552)	(22,359)
Financing activities	4,662	(18,050)
Effects of exchange rates on cash and cash equivalents	161	(630)
Net change in cash and cash equivalents	7,436	(8,020)

Table of Content
Cash flows attributable to our operating activities. For the nine months ended September 30, 2020, net cash provided by operating activities was $20.2 million. Positive operating cash flow was primarily attributable to adjustments out of $222.3 million in net losses from goodwill impairment of $191.8 million, depreciation and amortization of $34.7 million, non-cash compensation costs of $4.1 million, amortization of deferred loan costs and debt discount of $6.5 million and a decrease in working capital of $8.1 million, which was primarily due to decreases in accounts receivable and other accrued liabilities.
For the nine months ended September 30, 2019, net cash provided by operating activities was $33.0 million. Positive operating cash flow was primarily attributable to depreciation and amortization of $36.7 million, non-cash compensation costs of $8.7 million, decrease in working capital of $8.5 million and amortization of deferred loan costs and debt discount of $5.7 million, largely offset by the net loss of $25.2 million.
Cash flows attributable to our investing activities. As a response to the COVID-19 pandemic, oil and gas industry outlook, and in order to preserve liquidity, at this time we are limiting capital spending to critical client projects that offer the highest rate of return. Our spending outlook for the year due to these impacts include lower capital expenditures budget of 30%. For the nine months ended September 30, 2020, net cash used in investing activities was $17.6 million, consisting primarily of $16.7 million for capital expenditures and an acquisition of $1.0 million within our Quest Integrity segment. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the nine months ended September 30, 2019, net cash used in investing activities was $22.4 million, consisting primarily of $23.2 million for capital expenditures.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2020, net cash provided by financing activities was $4.7 million consisting primarily of net debt borrowings under the revolving portion of our Credit Facility of $10.8 million partially offset by our Credit Facility term loan payment of $3.8 million as well as $1.8 million of debt issuance costs.
For the nine months ended September 30, 2019, net cash used in financing activities was $18.1 million consisting primarily of $64.9 million of net debt payments under the revolving portion of our Credit Facility and $1.5 million in debt issuance costs partially offset by net borrowings on our Credit Facility term loan of $49.7 million.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2020 and 2019, the effect of exchange rate changes on cash was a positive impact of $0.2 million and a negative impact of $0.6 million, respectively. The positive impact in the current year quarter is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro, the British Pound and Mexican Peso. The negative impact in the prior year is primarily due to unfavorable fluctuations in U.S. Dollar exchange rates with the Euro, British Pound, Australian Dollar, Canadian Dollar and Singaporean Dollar.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2019 Form 10-K beginning on page 41. Effective January 1, 2020, we adopted ASC 326 on a modified retrospective basis. Additional information on ASC 326, including the effects of adoption, is set forth in Notes 1 and 3 to the condensed consolidated financial statements included in this report. There were no material changes to our other critical accounting policies during the nine months ended September 30, 2020.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

Table of Content

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the nine months ended September 30, 2020 were $1.6 million, while the foreign currency transaction losses for the nine months ended September 30, 2019 were $0.3 million. The foreign currency transaction losses realized in the current year relate primarily to fluctuations in the U.S. Dollar in relation to the Brazilian Real, New Zealand Dollar and Mexican Peso while the losses in the prior year relate to fluctuations in the U.S. Dollar in relation to the Brazilian Real, Euro, and British Pound.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2020 and September 30, 2019.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $3.0 million for the nine months ended September 30, 2020.
We had foreign currency-based revenues and operating loss of approximately $180.2 million and $14.0 million, respectively, for the nine months ended September 30, 2020. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $18.0 million and $1.4 million, respectively.
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
All of the debt outstanding under the Credit Facility bears interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on Credit Facility borrowings outstanding at September 30, 2020, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.3 million on an annual basis.
Our convertible senior notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of September 30, 2020, the outstanding principal balance of the Notes was $230.0 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $206.8 million as of September 30, 2020, while the estimated fair value of the Notes was $196.1 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 10 to the condensed consolidated financial statements for additional information regarding the Notes.

Table of Content

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2020, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Changes in internal control over financial reporting. We adopted ASC 326, Financial Instruments-Credit Losses and its related amendments, as of January 1, 2020, which we discuss in Note 1, Summary of Significant Accounting Policies and Practices, to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. We assessed and modified our internal controls and related processes in order to facilitate adoption of ASC 326. Except for the material weakness discussed below and the adoption of ASC 326, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended June 30, 2020 other than shown below on the potential impact of the COVID-19 pandemic on our existing risks.
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
As COVID-19 continues to have global impacts, including significant impacts in the United States, Canada and the European Union, where we operate, we are taking a variety of measures to ensure the availability of our services, promote the safety and security of our employees, and preserve liquidity. However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions, could continue to adversely affect demand for our services. In addition, COVID-19 and related initiatives may result in greater supply chain disruption, which could have an adverse impact on volumes and make it more difficult for the Company to serve its clients. The full extent to which COVID-19 impacts operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration or future recurrence of the outbreak, emerging scientific or technological information concerning prevention, treatment and vaccination, and new governmental policies put in place to contain the health and economic impact of COVID-19 in the future, among others. Potential conflicts between federal and local government guidelines and best practices that are intended to reduce the spread of COVID-19 could result in stricter measures in certain locations that could expose us to increased risks and costs.
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
No assurances can be made that we will be able to renew or refinance our Credit Facility, or otherwise repay our obligations in full prior to maturity on January 15, 2022. The Credit Facility matures on January 15, 2022 and under the terms of the Credit Facility, any outstanding balance is due in full on that date. As of September 30, 2020, under the Credit Facility, we had an outstanding principal balance of $132.1 million and outstanding letters of credit totaling $19.6 million. The ability to renew or refinance the Credit Facility, or otherwise repay the outstanding debt prior to maturity, is dependent upon capital/credit market conditions as well as our financial condition, operating results and cash flows, all of which are subject to prevailing economic and competitive conditions in addition to financial, business, legislative, governmental, political, regulatory and other factors beyond our control. The COVID-19 pandemic has introduced greater uncertainty and risk with respect to all of these factors. If we were to refinance part or all of the Credit Facility with alternate financing, this alternate financing could be on substantially different and more onerous terms than our existing credit agreement, including with respect to interest rates, financial and other covenants and required collateral. The terms of any such alternate financing could materially impact our operations and profitability. In addition, if any refinancing includes equity securities, such securities could significantly dilute our existing shareholders and have other materially adverse effects on us and our shareholders. We can give no assurance that we will be able to renew or refinance the Credit Facility on terms favorable to us, or at all, or that we will otherwise be able repay the Credit Facility obligations in full by the maturity date. In such event, we could face substantial liquidity problems, which could cause a materially adverse impact on our business operations.

Table of Content

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 6, 2020	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)