Form 10-K
period 2020-12-31
TEAM INC
filed 2021-03-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2020 was approximately $121 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $5.57.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 30,874,250 shares of common stock, par value $0.30, outstanding as of March 8, 2021.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
PART I
CAUTIONARY STATEMENT FOR THE PURPOSE OF
SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Annual Report on Form 10-K, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
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
•the impact to our business, financial condition, results of operations and cash flows due to the novel coronavirus (COVID-19) pandemic and public and private sector policies and initiatives to reduce the transmission of COVID-19;
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
•our ability to generate sufficient cash from operations, access our ABL Facility (defined below), or maintain our compliance with our ABL Facility and Term Loan (defined below) covenants;
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

ITEM 1.    BUSINESS
General Development of Business
Introduction. Unless otherwise indicated, the terms “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
MS provides solutions designed to serve clients’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and on-line valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes client production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize client downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.

Description of Business
Inspection and Heat Treating Segment:
IHT offers standard to specialty inspection services as well as heat treating services. Heat treating services are generally associated with turnaround, project and new construction activities. A description of these core IHT services is as follows:

Non-Destructive Evaluation and Testing Services. Machined parts, industrial piping and structures can be complex systems that experience extreme loads and fatigue during their lifetime. Our Non-Destructive Evaluation and Testing (“NDE/NDT”) services enable the inspection of these components without permanently altering the equipment. It is a highly valuable technique that is often used to validate the integrity of materials, detect instabilities, discover performance outside of tolerances, identify failed components, or highlight an inadequate control system. Inspection services frequently require industry recognized training and certification. We employ training and certification programs, which are designed to meet or exceed industry standards. As assets continue to age and remain in service often beyond the original design life, and compliance regulations advance in parallel, inspection and assessment techniques are playing a critical role in safely monitoring fitness-for-service and where practical, extending the useful life of this aging infrastructure.
Radiographic Testing. Radiographic Testing (“RT”) is used to detect discontinuities in ferrous and nonferrous castings, welds or forgings using X-ray or gamma ray radiation. RT reveals both external and internal defects, internal assembly details and changes in thickness. Our licensed technicians utilize conventional, computed and real-time radiography testing techniques depending upon the complexity and needs of our clients.
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
Positive Material Identification. Positive Material Identification (“PMI”) quickly and accurately identifies the composition of more than 100 different metallurgical alloys onsite. We can perform PMI on virtually any size or shape of pipe, plate, weld, welding materials, machined parts or castings.
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
Eddy Current Testing. Eddy Current Testing (“ECT”) is ideal for nonferrous materials such as heat exchanger tubes, condensers, boilers, tubing and aircraft surfaces. Our ECT uses electromagnetic induction to detect flaws in conductive materials, displaying the presence of very small cracks, pits, dents and general thinning.
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
Phased Array Ultrasonic Testing. Phased Array Ultrasonics Testing (“PAUT”) provides enhanced detection, characterization and sizing capability of flaws in manufactured materials like welds. PAUT applies computer-controlled excitation to individual elements in a multi-element probe. By varying the timing of the excitation, the sound beam can be swept through a range of angles to a specific area of interest.

Terminals and Storage Inspection and Management Programs. Our above ground storage tank (“AST”) inspection and management team, Team Tank Consultants (“TTC”), specializes in performing inspections, condition assessment and selected repair services across the United States (“U.S.”) for AST and related infrastructure. Backed by our in-house engineering, documentation and certification services – including American Petroleum Institute 653, 510 & 570 evaluations – TTC’s on-site inspections, repair and maintenance services help keep clients’ tanks fully operational and compliant with stringent industry standards.
Rope Access. We provide a range of innovative and cost-effective solutions to suit the client’s individual requirements for inspection and maintenance services for the energy and industrial markets. Our rope access solutions allow for work to be carried out safely and is quicker than traditional methods using scaffolding, keeping costs and operational disruption to a minimum. We provide these services under full accreditation by the Industrial Rope Access Trade Association, whose guidelines are recognized by the industry as the safest method of working at heights.
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
Pipeline Integrity Services. We assist pipeline operators in regard to their regulatory compliance, ongoing inspection and maintenance activities that verify the safety, integrity and life expectancy of their pipeline systems. Pipeline Integrity (“PI”) services can include engineering and consulting services that review the program, prior inspection data and advise in threat planning and monitoring. Most midstream piping systems are below ground, and environmental assessments are necessary to understand the threats from topography and soil and to determine the effectiveness of the coating/cathodic protection systems. We apply the appropriate conventional and advanced NDE methods to provide the most accurate identification, characterization and sizing of pipeline anomalies and then apply engineering service to assist with repair recommendations. Standard, accurate and timely documentation and reporting along with quality reviews with our PI services are necessary to support our clients’ regulation compliance.
Heat Treating Services. Heat Treating Services include electric resistance and gas-fired combustion, primarily utilized by industrial clients to enhance the metallurgical properties of their process piping and equipment. Electric resistance heating is the transfer of high energy power sources through attached heaters to the plant component to preheat weld joints, to remove contaminants and moisture prior to welding, for post-weld heat treatments and to relieve metal thermal stresses induced by the welding process. Specialty heat treating processes are performed using gas-fired combustion on large pressure vessels for stress relieving to bake specialty paint coatings and controlled drying of abrasion and temperature resistant refractories. Special high frequency heating, commonly called induction heating, is used for expanding metal parts for assembly or disassembly, expanding large bolting for industrial turbines and stress relieving projects which are cost prohibitive for electric resistance or gas-fired combustion.
Mechanical Services Segment:
MS provides onstream services engineered to keep client assets on-line and producing, and specialty maintenance, turnaround and outage services, which are performed while assets are off-line, and are designed to reduce client downtime. These core MS services described below are delivered in on-call, project-managed, and full-time nested capacities:
Leak Repair Services. Our leak repair services consist of onstream repairs of leaks in pipes, valves, flanges and other parts of piping systems, pipelines and related assets. Our onstream repairs utilize field-ready craft repairs; standardized modular clamps and leak enclosures; as well as customized engineered solutions, manufactured to critical tolerances with our in-house computer numerical control (“CNC”) technology. We use specially developed techniques and equipment, along with our proprietary sealants for all repairs. Many of our repairs are furnished as interim measures which allow assets to continue operating until more permanent repairs can be made during plant shutdowns. Our leak repair solutions involve inspection of the leak by our highly-trained field technicians who record pertinent information about the faulty part of the system and transmit the information to our in-house engineering department for determination of appropriate repair techniques. Repair materials such as clamps and enclosures can be custom designed and manufactured at our International Organization for Standardization (“ISO”)-9001 certified manufacturing centers and then delivered to the job site for installation by our technicians. We maintain an inventory of raw materials and semi-finished clamps and enclosures to reduce the time required to manufacture the finished product. We have a diverse global supply chain with a network of alternate suppliers. We routinely perform due diligence on our suppliers and sources of raw materials and finished products and are continuing to pursue responsible sourcing of all materials used in our products, regardless of the country of origin.

Engineered Composite Repair. Our custom engineered composite repair solutions utilize advanced carbon and glass fiber-reinforced epoxy resin materials, to restore the integrity of impaired client assets such as piping systems, pipelines, storage tanks and structures. Composites can be engineered to suit specific applications using our highly tested and proven methods so that a high-performance adhesive bond is created, enabling the composite material to work in conjunction with the original component. They can be installed to systems while on-line, requiring no impact on asset uptime or performance, and used as either interim measures until a more permanent solution can be implemented or as a fully engineered permanent solution themselves. We provide a single-source solution to our clients that includes specification of materials, engineering support, technician oversight and/or installation. We utilize our proprietary repair systems as well as others to offer our clients the greatest quality and value combinations to suit their needs. We have been recognized as an industry leader in third-party led test programs to validate innovative new composite application solutions, where our material and service have been verified to comply with international standards, as well as for use as a permanent solution.
Emissions Control/Compliance Services. We provide fugitive volatile organic compound (“VOC”) emission leak detection and methane reduction solutions that include identification, monitoring, data management and reporting; primarily for the upstream, midstream and downstream sectors. These services are designed to monitor and record VOC emissions from specific assets as required by environmental regulations and client environmental programs. Typically, we assist the client in enhancing an ongoing maintenance program and/or complying with present and/or future environmental regulations. We provide technicians, specially trained in the use of portable organic chemical analyzers, data loggers, and drone technology, to measure potential leaks at designated client assets maintained in client or our proprietary databases. The measured data is used to prepare reports required for compliance with EPA and local regulatory requirements.
Hot Tapping Services. Our hot tapping services consist of a full range of hot tapping and Line-stopTM services. Hot tapping services involve utilizing specialized equipment to machine a hole in a pressurized piping system so that a new branch pipe can be connected onto the existing pipe, or pipeline, without interrupting operations. Line-stopTM services involve inserting a mechanical isolation device, through the tapped area, to stop the process flow, permitting the line to be isolated and depressurized downstream, so that maintenance work can be performed on the pipeline, piping system, or other client asset. The Hi-stopTM is a proprietary service solution that allows stopping of process flows under typically more extreme pressures and temperatures where standard industry equipment is unable to operate. In some cases, we may use line freezing processes by injecting liquid nitrogen into specialized equipment with external chambers around the pipe to stop the process flow. Inflatable stops are used in low-pressure applications where a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. In support of our hot tapping and other repair solutions, we supply specialty and in-service welding solutions, certified in accordance with American Society of Mechanical Engineers (“ASME”) codes, and are authorized by National Board of Boiler and Pressure Vessel Inspectors (the “NBBI”) for the repair of nuclear components, boilers, and other pressure containing components.
Valve Insertion Services. We offer professional installation services for our patented InsertValveTM. The valve can be installed onstream, eliminating the need for line shut downs during planned or emergency valve tie-ins. Designed for a wide range of line sizes and types, the InsertValveTM wedge gate sits on the valve body, not the pipe bottom. This unique feature prevents the seat from coming into contact with the cut pipe edges to significantly extend valve life. We believe its ability to be introduced and, if ever needed, repaired, while the asset to which it is applied to is in service, makes it truly unique in the market.
Field Machining Services. We design and market our own lines of industry leading portable machining equipment that we utilize in the field to essentially bring the machine shop to our clients’ assets. Ideal for new construction projects, modifications, planned shutdowns, and emergency repairs, our comprehensive equipment fleet includes laser guided and CNC milling, CNC boring, trepanning, facing, turning, cutting and drilling equipment operated by our highly-trained technicians who are dedicated to minimizing client downtime and ensuring a quality repair that meets or surpasses OEM specifications.
Bolted Joint Integrity Services. We perform all bolting activity from break out to assembly with technical compliance procedures designed in accordance with ASME PCC-1. These services are provided by highly trained technicians utilizing specialized hydraulic or pneumatic equipment to achieve reliable and leak-free connections following client asset maintenance and/or prior to startup. Our joint integrity engineers are active members of ASME working to increase the industry's knowledge and provide our clients with the most up-to-date policies and procedures. With capabilities including flange management and bolt load analysis; controlled tightening methods of torqueing and tensioning; bolt load validation; proprietary equipment such as Flange SafeTM, that we engineered and manufactured to provide the industry’s safest option for under pressure/temperature single stud replacement, we ensure the integrity of critical industrial infrastructure.
Vapor Barrier Plug and Weld Testing Services. We install vapor barriers into piping systems to prevent potentially hazardous vapors from transferring down or upstream, without having to purge the entire piping system, where mechanical repair operations, such as machining, welding, and heat treating, are taking place. The mechanical barriers expand to seal on the inside pipe surface and provide a venting system to prevent pressure from building up in the piping system, while keeping the work area and environment free of potentially hazardous emissions. Weld test equipment is used to verify the integrity of welded joints by providing sealing surfaces on both sides of the weld and pressuring the void cavity in between. The integrity test allows the client to comply with the ASME hydrostatic test requirements for welded joints without having to pressurize the whole system, which may result in shutdown of other systems, or environmental issues with the test medium.
Valve Management Solutions. We perform on-site and shop-based repairs to isolation, control, pressure and safety relief valves, as well as specialty valve actuator diagnostics and repair. We are certified and authorized to assemble new valves for sale and perform testing and repairs to pressure and safety relief valves by NBBI. This certification requires specific procedures, testing and documentation to maintain the safe operation of these essential industry asset valves. We provide special transportable trailers to clients’ sites, which contain specialty machines and test equipment to perform on-site valve repairs and testing. Our trained technicians can also service large valves without removing the valve from the client’s asset. In addition, we provide preventive maintenance programs for VOC-specific valves and valve data management programs. We also represent selected valve manufacturers and distribute their products where complementary to our clients’ valve supply and management needs.
Quest Integrity Segment:
Quest Integrity offers integrity and reliability management solutions in the form of advanced quantitative inspection, engineering and condition assessment services and products and digital imaging services. Quest Integrity’s advanced quantitative inspection services utilize proprietary NDT and NDE instrumentation and technology to provide in-line inspections of fired heaters, pipelines, process piping systems and steam reformers, primarily to the process, pipeline and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and other analytical tools, and complemented by lab testing resources; and advanced digital imaging services enabled by specialized local and wide area laser scanning and video equipment and land-based and aerial robotics platforms in the form of drones.
Furnace Tube Inspection System-Enabled Services. Furnace Tube Inspection System (“FTISTM”) in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of serpentine coils of fired heaters, which are found in refineries and other process plant environments. FTISTM allows us to detect and quantify internal/external pipe/tube wall loss, deformation and fouling and thereby identify weak points in such heaters in order to provide clients with timely, actionable information to better manage their infrastructure.
InVistaTM-Enabled Services. Our proprietary InVistaTM in-line inspection service provides an untethered 360-degree 100% coverage ultrasonic inspection of the internal and external surfaces of pipelines and process piping that are considered “unpiggable” or too challenging to inspect by traditional in-line inspection methods, due to a number of factors. InVistaTM allows us to detect and quantify pipe/tube internal/external wall loss, deformation, pitting and fouling in such pipelines and process piping. Our standard InVistaTM deliverable also provides a fitness-for-service assessment on the pipe and displays the information in a highly intuitive format, providing an integrated inspection plus condition assessment solution for clients.
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
Advanced Engineering and Condition Assessment Services. Employing a multi-disciplined engineering team, supported by proprietary software, other analytical tools and complementary lab testing capability, we offer a variety of advanced engineering assessment services to clients in the process, power, pipeline, petrochemical and alternative energy industries including fitness-for-service, computational mechanics, failure analysis, risk-based asset management and materials consulting.
Robotics and Inspection Services. Quest Integrity offers Advanced Digital Imaging (“ADI”) services utilizing a combination of proprietary and advanced third party equipment, including video, laser scanning, robotic crawlers and aerial drones, to remotely capture digital images in difficult or dangerous to access locations in and around energy industry infrastructure. We often deliver such services as part of an integrated solution where ADI may complement or further inform other inspection and condition assessment techniques.
Marketing, Clients and Competition

Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to client needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our clients who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single client accounted for 10% or more of consolidated revenues during the years ended December 31, 2020, 2019 or 2018.
Generally, clients are billed on a time and materials basis, although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written client agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run-and-maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts which cover multiple plants or locations.
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
Compliance with Government Regulations
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
From time to time, during the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our clients. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean-up or funding thereof. Similarly, private parties who bear the costs of cleanup may seek to recover all or part of their costs from responsible parties in cost recovery or contribution actions. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimal since our environmental consulting and engineering services consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover our potential liabilities under the Superfund Act or similar environmental statutes.

Human Capital

At December 31, 2020, we had approximately 5,400 employees, with approximately 4,000 employed in the United States and 1,400 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our consistent success. We invest in our talent by providing our employees with targeted training, mentoring and career development opportunities, all of which enable us to hire and retain talented, high-performing employees. Through our safety first culture and our diversity and inclusion initiatives, we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.
Business ethics and core values
Our core values anchor every aspect of our business in a set of commonly-held beliefs and commitments. They represent what we stand for, what values our employees embody, and what our services and products contribute to the market. These statements are deeply ingrained in our culture, guiding employee behavior and company decisions and actions.
•Safety First/Quality Always – In everything we do;
•Integrity – Uncompromising standards of integrity and ethical conduct;
•Service leadership – Leading service quality, professionalism and responsiveness;
•Innovation – Supports continuous growth and improvement;
•Pride and Respect – For our clients, for each other and for all of our stakeholders; and
•Teamwork – Global teamwork and collaboration.
Diversity and inclusion
A diverse and engaged workforce is critical to our success, and we work hard to create an environment where our employees feel valued, engaged and inspired to do their best work. We are proud that a diverse group of people from all backgrounds, religions, nationalities, gender orientations and races make up our team. It continues to be our goal to knock down barriers and eliminate bias wherever it exists through strategic employee-engaged initiatives.
While we continue to focus on maintaining or improving the gender diversity among our executive leadership and corporate populations, we are also committed to improving our gender diversity amongst our technician population, which comprises more than 75% of our overall global workforce.

	Executive Leadership	General & Administrative	Global Workforce[1]
Female	21%	50%	12%
Male	79%	50%	88%
_________________
1    Global workforce includes technicians

As part of our university recruiting efforts, we have developed diversity focused strategies through collaboration with the career centers at the universities where we recruit. We recruit diverse candidate populations through collaborations with the Society of Women Engineers (SWE), Society of Hispanic Engineering’s (SHPE) and National Society of Black Engineers (NSBE) programs, as well as recruiting at Historically Black Colleges and Universities such as Prairie View A&M University.
Health, safety and training
We have introduced our “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules are clear and simple rules designed to address those activities that put our employees at the greatest risk. The rules include both encouraged behaviors as well as discouraged behaviors. All our employees receive online training on the rules and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through our safety bulletins, and are printed in multiple languages.
In assessing safety performance, we measure our annual total recordable incident rate (“TRIR”), which is defined as the number of recordable injuries per 200,000 working hours. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. In 2020, our TRIR was 0.14, and represented our best year ever in terms of safety performance.

As a response to COVID-19, we assembled a COVID-19 task force to develop a series of safety measures in an effort to protect our employees and clients, including offering on-site rapid COVID-19 testing at multiple locations and collaborated with our occupational health vendor to ensure employees were able to return to work safely.
Accelerated by our response to the COVID-19 pandemic, we have recently added several online training and distance learning classes to our curriculum to help meet the needs of a rapidly changing workplace environment. These are administered and tracked globally though our Learning Management System. We prepared and led several topics to support employees during COVID-19 including a session on helping parents cope with the pandemic while working remotely, helping managers to lead remote workers and supporting employees as they safely moved to working remotely where necessary. We also launched STAMP, TEAM’s Stress and Anxiety Management Program that included several tools and resources to help employees effectively manage stress and prevent depression and other mental illnesses. This program included several sessions focused on mindfulness and we coordinated this program with our Employee Assistance Program that offered mental health and depression resources for our employees and their families. This program has received much praise and support from our employees, their families and our clients.
We recognize the importance of providing training to continually support career growth and development. Our talent management and professional development programs including our CREW Engineering and Business rotational and Technician Apprentice programs empower and inspire our team members to personalize their career journeys by building critical job skills, gaining hands-on experience, providing ongoing access to world class training, assigning relevant career mentors and paving the way toward career paths that provide long-term advancement within our organization.
In 2019, our professional development efforts were expanded to include our Leadership Journey Program that takes participating employees through a highly interactive training and development program. Participants in the leadership program receive a behavioral DISC (Dominance, Influence, Steadiness, Conscientiousness) assessment and work together in teams as they gain self-awareness of their behavioral style. Participants interact throughout the three day training session while learning about and increasing their leadership skills. During the Leadership Journey Program, our subject matter experts lead unique training sessions to share information and knowledge on safety, quality and financial acumen applicable to our business.
Employee engagement
Every two years, our employees participate in our engagement survey which provides us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from the engagement survey, we continually review our regional health benefits, communication strategy and training efforts. We believe the significant response rate to our survey is indicative of the intensity of our employee’s connection to our organization, marked by a committed effort to achieve goals in environments that support productivity and maintain personal well-being.
Wages and benefits
Across the globe, we provide our employees with competitive wages, salaries and benefits based upon employee skills, experience and job levels. Additionally, we provide employees with a comprehensive set of benefits, including health and welfare benefits, wellness benefits, employee assistance plans, defined contribution and defined benefit retirement benefits, paid time off, educational support and a variety of other ancillary employee benefits.

Recent Developments
In January 2021, we announced a strategic reorganization. The new streamlined structure supports our global operations with greater focus on further improving operational and financial performance through three new operating groups: Inspection and Heat Treating Group (the “IHT Group”), Mechanical & Onstream Services group (the “MOS Group”) and Asset Integrity & Digital (the “AID Group”). The IHT Group, which is included in the IHT segment, is dedicated to growing its stable nested footprint as regulatory compliance requirements increase, expanding turnaround activity, and diversifying its end markets globally, such as through increased investment in the Aerospace business line. The MOS Group, which is included in the MS segment, continues to target turnarounds and capital projects, and improve performance, efficiency, and longevity of aging critical assets. The MOS Group is primed to grow with the industry recovery led by the high demand of maintenance and call-out work. The AID Group, which is included in our Quest Integrity segment, will focus on expanding mechanical and pipeline integrity, risk-based inspection, remote visual inspection, and digital platform. The AID Group will also optimize our research and development activities, including product and technology development. These changes had no effect on our reportable segments.

Available Information
Our internet website address is www.teaminc.com. We post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478. Information contained on our website is not part of this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
Our business, financial condition, results of operations, cash flows and/or stock price could be materially adversely affected by any of the risks and uncertainties described below.
Risks Related to Market Conditions
The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition. Our clients in the oil and gas industry have historically accounted for a substantial portion of our revenues. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry resulting in reductions in demand for oil and gas supply. These events have directly affected our business and have exacerbated the potential negative impact from many of our risks, including those relating to our clients’ capital spending and trends in oil and natural gas prices.
As COVID-19 continues to have global impacts, including significant impacts in the United States, Canada and the European Union, where we operate, we are taking a variety of measures to ensure the availability of our services, promote the safety and security of our employees, and preserve liquidity. However, despite our efforts to manage the impacts, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions, could continue to adversely affect demand for our services. These policies and initiatives have not only led to operational inefficiencies but have had a negative impact on our cost of operations and continued COVID-19 outbreaks have led to deferrals of client projects. In addition, COVID-19 and related initiatives may result in greater supply chain disruption, which could have an adverse impact on volumes and make it more difficult for us to serve our clients. The full extent to which COVID-19 impacts operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration or future recurrence of the outbreak, emerging scientific or technological information concerning prevention, treatment and vaccination, and new governmental policies put in place to contain the health and economic impact of COVID-19 in the future, among others. Potential conflicts between federal and local government guidelines and best practices that are intended to reduce the spread of COVID-19 could result in stricter measures in certain locations that could expose us to increased risks and costs.
The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations, and financial condition. To the extent COVID-19 adversely affects our business, liquidity, results of operations, and financial condition, it may also have the effect of heightening other risks.
The economic environment may affect client demand for our services. Future economic and political uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruption of the credit markets could also adversely affect our clients’ ability to finance ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. An extended or deep recession may result in plant closures or other contractions in our client base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.
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
Our revenues are heavily dependent on certain industries. Sales of our services are dependent on clients in certain industries, particularly the refining and petrochemical industries. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in client businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Certain of our clients have employees represented by unions and could be subject to temporary work stoppage which could impact our activity level.
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
Our ongoing investments in new client markets involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect. Our ability to compete successfully in new client markets depends on our ability to continue to deliver innovative, relevant and useful services to our clients in a timely manner. As a result, we have invested, and expect to continue to invest resources in developing products and services to new clients. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new client markets, thereby harming our ability to generate revenue.
Risks Related to Our Operations
If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Competition can place downward pressure on our contract prices and profit margins. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
Our business depends upon the maintenance of our proprietary technologies and information. We depend on our proprietary technologies and information, many of which are no longer subject to patent protection. In addition to patent protection, we rely significantly upon trade secret laws to protect our proprietary technologies. We regularly enter into confidentiality agreements with our key employees, clients, potential clients and other third parties and limit access to and distribution of our trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, because we operate worldwide, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights
No assurances can be made that we will be successful in maintaining or renewing our contracts with our clients. A significant portion of our contracts and agreements with clients may be terminated by either party on short notice. Although we actively pursue the renewal of our contracts, we cannot assure that we will be able to renew these contracts or that the terms of the renewed contracts will be as favorable as the existing contracts. If we are unable to renew or replace these contracts, or if we renew on less favorable terms, we may suffer a material reduction in revenue and earnings.
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce. We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. Due to the impacts of COVID-19, we have implemented workforce furloughs, reduced personnel compensation, reduced headcount and eliminated all non-essential costs, which increases our risk of losing key skilled employees. Furthermore, once the economic environment and demand for our services has recovered, we will be under pressure to re-hire or onboard employees during a time when there could be a significant demand for skilled labor. The loss of these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact the demand for our products and services.
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
Unsatisfactory quality of service execution, including safety performance, can affect client relationships, eliminate or reduce revenue streams from our largest clients, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce. The services we provide could incur quality of execution issues that may be caused by our workforce personnel and/or components we purchase from other manufacturers or suppliers. If the quality of our services does not meet our clients’ expectations or satisfaction, then our sales and operating earnings, and, ultimately, our reputation, could be negatively impacted. Additionally, our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and minimizing the risk of accidents, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams, including from many of our largest clients, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and other intangible assets comprise a significant portion of our total assets. As of December 31, 2020, our goodwill and intangible assets totaled $91.4 million and $103.3 million, respectively. We assess or test goodwill for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment.
As discussed, the COVID-19 pandemic and subsequent mitigation efforts, which included global business and societal shutdowns and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during 2020. These mitigation efforts coupled with the negative economic impacts to the oil and gas industry caused by the substantial decline in the global demand for oil and the concurrent surplus in the supply of oil have significantly impacted our business. Even though our services are primarily related to infrastructure support, the oil and gas industry is one of the key industries we serve, and our clients have been significantly impacted as a result of these events.
As our clients continue to adjust spending levels in response to the lower commodity prices, we have experienced activity reductions and pricing pressure for our products and services, primarily in our IHT and MS reporting units, which we expect to continue. In line with these rapidly changing market conditions, our market capitalization also deteriorated during 2020 and most significantly in late March 2020. In response to these events and the related decline in our forecasts from the COVID-19 pandemic, we announced cost-cutting measures to offset the expected impact to our business. We determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of March 31, 2020.
Based upon our impairment assessment, we determined the carrying amount of our IHT reporting unit exceeded the fair value. As a result, we recorded $191.8 million in goodwill impairment charges on our IHT segment during the first quarter of 2020. The fair value of the MS and Quest Integrity reporting units exceeded their respective carrying values.
We test goodwill annually for impairment as of December 1 of each year. Our annual goodwill impairment tests for 2020 did not result in any additional impairment. However, there can be no assurance that the estimates and assumptions made for purposes of our most recent goodwill impairment test will prove to be accurate predictions of the future. Accordingly, we may be required to recognize additional impairment charges in future reporting periods, which could materially and adversely impact our results of operations and financial condition.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities as part of a new cost savings and business improvement project. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, and are now in the deployment phase. In the third quarter of 2019, we began the design phase of OneTEAM for our international operations. We expect to incur various additional expenses associated with the execution of the OneTEAM project through the first quarter of 2021 with funding provided by our operating cash flows and our credit facilities. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
We may also decide to reduce, suspend or terminate our cost saving and business improvement initiatives at any time before achieving the estimated benefits or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with us.
We may experience cost overruns on our projects. A number of our clients are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, trade disputes and tariffs, currency fluctuations or our suppliers' or subcontractors' inability to perform could result in substantial losses, as such changes adversely affect the revenues recognized on each project.
Additionally, we may incur significant costs in excess of estimates due to changes to any work orders requested by our clients materially changing the scope of work to be completed by us. Our services are usually performed pursuant to purchase orders issued under written client agreements. We may be required to perform additional services that were not contemplated in the pricing related to any such purchaser order, including services resulting from client requested changes, incomplete or inaccurate engineering, changes in project specifications and other similar information provided to us by the client which form the basis for our original estimates. We recognize revenue proportionately as costs are incurred, therefore, we may be required to adjusted revenue recognize on fixed contract projects in the event we incur actual costs in excess of our estimates for such project if we are unable to obtain adequate compensation for any such additional services.
Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the U.S., and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. and foreign anti-corruption regulations applicable to us such as the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement and enforce policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.
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
The price of our outstanding securities may be volatile. It is possible that in some future quarter (or quarters) our revenues, operating results or other measures of financial performance will not meet the expectations of public stock market analysts or investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, and in addition to the other factors identified under this Item 1A “Risk Factors”, the following factors may affect our sales and operating results: the timing of significant client orders, the timing of planned maintenance projects at client facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective clients, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance.
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
We extend credit to clients for purchases of our services which subjects us to potential credit risk that could, if realized, adversely affect our financial condition, results of operations and cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be reduced and we could experience losses. We would also recognize losses with respect to any receivables that are impaired as a result of our clients’ financial difficulties or bankruptcies. The risk of loss may increase for capital projects where we provide services over a longer period of time. Credit losses could materially and adversely affect our financial condition, results of operations and cash flows.
As a result of our geographically diverse and decentralized operations within the United States and other countries around the world, we are more susceptible to certain risks. We have offices and operations throughout the world. This creates greater financial and operational risks due to the nature of our operations being conducted at various locations. While we have robust internal controls, policies and procedures, and employee training and compliance programs to deter prohibited practices, they may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations.
Risks Related to Financing Our Business
We are subject to risks associated with indebtedness under our credit facilities, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. On December 18, 2020, we entered into an asset-based credit agreement (the “ABL Facility”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150 million. The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our 5.00% Convertible Senior Notes, which mature on August 1, 2023 (the “Notes”), have an aggregate principal amount of $50 million or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $50 million outstanding and we do not have sufficient excess availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date.
The ABL Facility contains customary conditions to borrowings, events of default and covenants. In the event that our excess availability is less than the greater of (i) $15.0 million and (ii) 10.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 must be maintained. Upon the occurrence of certain events of default, an additional 2.0% interest maybe required on the outstanding loans under the ABL Facility.
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, provided that certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $50 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date.
The Term Loan contains customary payment penalties, events of default and covenants. Commencing with the fiscal quarter ended March 31, 2022, we are also required to maintain a net leverage ratio of less than or equal to 7.00 to 1.00, calculated quarterly on a trailing twelve-month basis. In addition, our capital expenditures may not exceed $33.0 million during any four fiscal quarter period. This covenant will not apply if the total net leverage ratio is less than or equal to 4.00 to 1.00 at the end of the second and fourth quarter of each year.

Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
We rely primarily on cash flows from our operations to make required interest and principal payments on our debt. If we are unable to generate sufficient cash flows from our operations, we may be unable to pay interest and principal obligations on our debt when they become due. Failure to comply with these obligations or failure to comply with the financial covenants discussed above could result in an event of default, which would permit our lenders to accelerate the repayment of the debt. If our lenders accelerate the repayment of debt, there is no assurance that we could refinance such debt on terms favorable to us or at all.
Our ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at December 31, 2020, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.2 million on an annual basis.
Our ABL Facility and Term Loan restrict our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by us. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
The accounting method for our convertible debt securities may have a material effect on our reported financial results. On July 31, 2017 we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering. In December 2020, we retired $136.9 million par value of our Notes for $135.5 million, excluding accrued interest, using proceeds from the Term Loan and borrowings under the ABL Facility. As of December 31, 2020, the principal amount of Notes outstanding was $93.1 million.
Convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to demonstrate the ability or intent to settle the Notes in cash in any future reporting period. Additionally, the Financial Accounting Standards Board (“FASB”) has recently issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which will eliminate the use of the treasury stock method to calculate diluted earnings per share. We expect to adopt ASU 2020-06 beginning January 1, 2022, at which time we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted earnings per share, if the effect would be dilutive. In such case, our diluted earnings per share would be adversely affected.
Transactions relating to our convertible debt securities may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock. The Notes are convertible into 4,291,705 shares of common stock. Upon conversion, we may settle the Notes in cash or in shares of common stock or a combination of cash and shares of common stock, in each case, at our election. If the Notes are converted, our current intent is to settle the principal amount of the Notes in cash and settle the remainder of our conversion obligation by issuing shares of common stock; however, we cannot guarantee that we will have sufficient funds available to us at the time of any such conversions in order to effect settlement in that manner. In such case, we could elect to settle the conversion obligation in a different combination of cash and shares of common stock or entirely in shares of common stock, depending on the circumstances. To the extent we deliver shares of common stock upon conversion of the Notes, the ownership interests of existing stockholders would be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Risks Related to Information Systems
Our operations and information systems, including our employee, client and financial records, are subject to cybersecurity risks. We continue to increase dependence on digital technologies to conduct our operations. Many of our files, including employee, client and financial records, are digitized and more employees are working in almost paperless and remote environments. We have also outsourced certain information technology development, maintenance and support functions. As a result, we may be exposed to potentially severe cyber incidents at both our internal locations and outside vendor locations that could result in a theft of sensitive data and/or intellectual property, alteration or deletion of critical data and/or disruption of its operations for an extended period of time. This could also result in claims, losses, fines and higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to our knowledge.
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
Risks Related to Regulations
Fluctuations in our effective tax rate and our tax obligations could adversely affect our financial results. We are subject to taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, which includes assessing the restrictions on tax credits, offset gains or repatriation of cash proceeds, tax assets and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws or changes in the valuation allowance for deferred tax assets, as well as other factors.
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
Our operations and properties are subject to extensive environmental, health and safety regulations. We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, and worker health and safety, among other things. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and can impose substantial sanctions for violations or require operational changes that may limit our services. We must conform our operations to comply with applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These requirements can be expected to increase the overall costs of providing our services over time. Some of our services involve handling or monitoring highly regulated materials, including volatile organic compounds or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for the characterization, handling, disposal, discharge or emission of regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with increasingly complex and strictly-enforced federal, state, local, and international environmental, health and safety laws and regulations or associated permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or capital expenditure requirements, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminant is released into the environment. In addition, the modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact industries in which our clients operate, which in turn could have a negative impact on us.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products. There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. and other parts of the world that are focused on restricting the emission of greenhouse gases. The new Presidential administration has also emphasized its intention to actively pursue its policy goals of addressing global climate change through significant economy-wide reductions in greenhouse gases and hastening the transition from carbon-based energy sources. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from clients, particularly those in refining and petrochemical industries, for whom we provide repair and maintenance services, or reducing the demand for those clients’ products, could in turn affect demand for our products and services. Some of our clients are modifying their plants and facilities in efforts to better align their operations and products with these energy transition issues, but there is no assurance that such modified facilities will require the same level of services and product that we currently provide.
Finally, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our clients, which in turn could have a negative effect on us. Such events, if increasing in their severity and frequency, may also adversely affect our ability to insure against the risks associated with such events, thus leading to greater financial risk for us in the conduct of our operations against the backdrop of such events.
The United Kingdom’s (the “U.K.”) departure from the European Union (the “EU”) could adversely affect us. On January 31, 2020, the U.K. departed from the EU (commonly referred to as “Brexit”). Although the long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets, Brexit has created additional uncertainties that may result in new regulatory costs and challenges such as increased restrictions on imports and exports throughout Europe. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets. The outcome of Brexit caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our clients, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. negotiates with the EU. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including additional regulatory licensing to operate in the U.K. market, adding costs and potential inconsistency to our business and we could also be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU. Any of these effects of Brexit and others we cannot anticipate could adversely affect our business, results of operations, financial condition and cash flows.
We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact product demand and client relationships.
Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our clients for injury, damage or loss arising out of our presence at our clients’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the client as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions and its impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our results of operations, financial position or cash flows. We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at client facilities, and include claims for workers’ compensation, personal injury and property damage. Legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, results of operations, financial position or cash flows.
Other Risk Factors
Other risk factors may include interruption of our operations, or the operations of our clients due to fire, floods, hurricanes, earthquakes, power loss, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.
Any of these factors, individually or in combination, could materially and adversely affect our future results of operations, financial position, cash flows and/or stock price and could also affect whether any forward-looking statements in this Annual Report on Form 10-K ultimately prove to be accurate.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE

ITEM 2.    PROPERTIES

We provide our services globally through approximately 200 locations in more than 20 countries throughout the world. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which are owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas and for our Quest Integrity segment headquarters in Kent, Washington. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas; a facility in Vlissingen, Netherlands and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment, replacement of assets at the end of their useful lives will occur in connection with corporate development activities.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
NOT APPLICABLE

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 522 holders of record of our common stock as of March 8, 2021, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2020 or 2019. We are limited in our ability to pay cash dividends without the consent of our lenders. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on December 31, 2015 in our common stock, the NYSE Composite Index and the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. For the year ended December 31, 2020, the following companies included in the Peer Group are relevant for comparison in terms of service offerings, industry and other factors: Aegion Corporation, Barnes Group, CIRCOR International, Clean Harbors, DXP Enterprises, Emcor Group, Enerpac Tool Group, EnPro Industries, ESCO Technologies,  MasTec, Inc., Matrix Service Company, Mistras Group, MYR Group, Primoris Services Corporation, Quanta Services, SEACOR Holdings, Tetra Tech, Inc. and TETRA Technologies, Inc.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
Among Team, Inc., the NYSE Composite Index and Peer Group

$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Team, Inc.
NYSE Composite
Peer Group

*    $100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

	12/15	12/16	12/17	12/18	12/19	12/20
Team, Inc.	100.00	122.81	46.62	45.84	49.97	34.11
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
Peer Group	100.00	147.14	162.24	129.93	184.52	210.17
Note: The above information was provided by Research Data Group, Inc.
The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

ITEM 6.    SELECTED FINANCIAL DATA
RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition, and results of operations. The following should be read in conjunction with Item 1 “Business,” Item 1A “Risk Factors,” Item 2 “Properties,” and Item 8 “Consolidated Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. See Item 1 at the beginning of this Annual Report.
General Development of Business
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
MS provides solutions designed to serve clients’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and on-line valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes client production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize client downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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
We market our services to companies in a diverse array of heavy industries, which include:
•Energy (refining, power, renewables, nuclear and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);

•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
In January 2021, we announced a strategic reorganization. The new streamlined structure supports our global operations with greater focus on further improving operational and financial performance through three new operating groups: Inspection and Heat Treating Group (the “IHT Group”), Mechanical & Onstream Services group (the “MOS Group”) and Asset Integrity & Digital (the “AID Group”). The IHT Group, which is included in the IHT segment, is dedicated to growing its stable nested footprint as regulatory compliance requirements increase, expanding turnaround activity, and diversifying its end markets globally, such as through increased investment in the Aerospace business line. The MOS Group, which is included in the MS segment, continues to target turnarounds and capital projects, and improve performance, efficiency, and longevity of aging critical assets. The MOS Group is primed to grow with the industry recovery led by the high demand of maintenance and call-out work. The AID Group, which is included in our Quest Integrity segment, will focus on expanding mechanical and pipeline integrity, risk-based inspection, remote visual inspection, and digital platform. The AID Group will also optimize our research and development activities, including product and technology development. These changes had no effect on our reportable segments.

Significant Factors Impacting Results and Recent Developments
Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above and Part 1, Item 1A. “Risk Factors” included in this report have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain factors are described below.
COVID-19 Pandemic and Market Conditions Update.  In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. Over the past year, the COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty in domestic and international markets including in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and the decline in crude oil prices on our operations has varied by geographic conditions, the applicable government mandates have adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. The ultimate duration and impact on our global operations remains unclear. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above. To successfully navigate through this unprecedented period, we have continued to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to reduce costs, preserve capacity and manage margins to align our business with the near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program during the second quarter of 2020. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions continue into 2021.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2020, we have deferred employer payroll taxes of $14.2 million with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $9.9 million and $2.4 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2020. As of December 31, 2020, we also deferred certain payroll related expenses and tax payments of $4.6 million under other foreign government programs which will be due in 2021 and 2022.

Goodwill Impairment. As discussed in Note 7 of the consolidated financial statements further below, we recognized a non-cash goodwill impairment charge during the three months ended March 31, 2020 of $191.8 million for the IHT operating segment. These charges were a result of an interim goodwill impairment test that was triggered as a result of certain impairment indicators that were present during the quarter, primarily the decline in operating results experienced during the first quarter of 2020 due to COVID-19, lower oil prices and related impacts on the IHT operating segment.

Results of Operations
The following is a comparison of our results of operations for the twelve months ended December 31, 2020 compared to December 31, 2019 and for the twelve months ended December 31, 2019 compared to December 31, 2018.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth the components of revenue and operating income (loss) from our operations for the years ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2020	2019	$	%

Revenues by business segment:
IHT	$374,740	$512,950	$(138,210)	(26.9)%
MS	392,484	535,372	(142,888)	(26.7)%
Quest Integrity	85,315	114,992	(29,677)	(25.8)%
Total revenues	$852,539	$1,163,314	$(310,775)	(26.7)%

Operating income (loss):
IHT[1]	$(174,638)	$24,084	$(198,722)	NM2
MS	25,879	55,385	(29,506)	(53.3)%
Quest Integrity	16,474	28,757	(12,283)	(42.7)%
Corporate and shared support services	(85,077)	(110,372)	25,295	22.9%
Total operating income (loss)	$(217,362)	$(2,146)	$(215,216)	NM2

Interest expense, net	(29,818)	(29,713)	$(105)	0.0%
Loss on debt extinguishment and modification	(2,224)	(279)	(1,945)	NM2
Other expense, net	(2,514)	(715)	(1,799)	(251.6)%
Loss before income taxes	$(251,918)	$(32,853)	$(219,065)	(666.8)%
Benefit for income taxes	14,715	436	14,279	NM2
Net loss	$(237,203)	$(32,417)	$(204,786)	(631.7)%
_________________
1    Includes goodwill impairment charge of $191.8 million for the twelve months ended December 31, 2020.
2    NM - Not meaningful.
Revenues. Total revenues declined $310.8 million or 26.7% from the same period in the prior year. Excluding the unfavorable impact of $2.3 million due to foreign currency exchange rate changes, total revenues decreased by $308.5 million, IHT revenues decreased by $137.9 million, MS revenues decreased by $141.5 million and Quest Integrity revenues decreased by $29.1 million. Decreased activity levels in IHT, MS and Quest Integrity were primarily due to volumes being negatively impacted by the outbreak of COVID-19 and the oversupplied oil market causing certain clients to temporarily close facilities and/or curtail operations, resulting in the postponement of client projects and lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to gradually recover through 2021. Without the COVID-19 pandemic effects, we would typically benefit for a period of 12 to 18 months following a refining utilization rate drop, however, current market dynamics have delayed the demand growth for our products and services. The unfavorable impacts of foreign exchange rate changes are primarily due to the strengthening of the U.S. dollar relative to the foreign currencies to which we have exposure during this period.
Operating loss. Overall operating loss was $217.4 million, compared to an operating loss of $2.1 million in the prior year. The increase in operating loss was primarily attributable to a non-cash goodwill impairment charge of $191.8 million during the first quarter of 2020, which was triggered by the existence of impairment indicators, including the decline in our forecasts as a result of the COVID-19 pandemic and the related decline in market conditions in our IHT operating segment.

Operating loss for the current year includes net expenses totaling $205.2 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $23.3 million of such items.

The detail of non-core expenses reflected in operating income (loss) are as follows (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2020
Professional fees and other[1]	$—	$—	$—	$5,062	$5,062
Legal costs[2]	—	—	—	1,947	1,947
Severance charges,net[3]	1,572	3,048	517	740	5,877
Goodwill impairment charge	191,788	—	—	—	191,788
Natural disaster costs[4]	21	479	—	—	500
Total	$193,381	$3,527	$517	$7,749	$205,174
Twelve Months Ended December 31, 2019
Professional fees and other[1]	$—	$—	$—	$16,448	$16,448
Legal costs[2]	—	—	—	5,167	5,167
Restructuring and other related charges[3]	249	418	62	947	1,676
Total	$249	$418	$62	$22,562	$23,291
______________________

1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the twelve months ended December 31, 2020 and 2019, includes $3.2 million and $12.3 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the twelve months ended December 31, 2020, primarily relates to accrued costs due to international legal and internal control review matters. For the twelve months ended December 31, 2019, primarily relates to accrued costs due to the resolution of a legal matter.
3    For the twelve months ended December 31, 2020 and twelve months ended December 31, 2019, includes $3.4 million and $1.7 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program. For the twelve months ended December 31, 2020, $2.5 million in other severance charges were due to the impact of COVID-19.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period.

The detail of operating income (loss) excluding non-core expenses are as follow (unaudited):
	Twelve Months Ended December 31,		Increase (Decrease)
	2020	2019	$	%

Operating income (loss), excluding non-core expenses:
IHT	$18,743	$24,333	$(5,590)	(23.0)%
MS	29,406	55,803	(26,397)	(47.3)%
Quest Integrity	16,991	28,819	(11,828)	(41.0)%
Corporate and shared support services	(77,328)	(87,810)	10,482	11.9%
Total operating income (loss), excluding non-core expenses	$(12,188)	$21,145	$(33,333)	(157.6)%
Excluding the impact of non-core expenses, the overall decrease in operating income is primarily attributable to our MS and Quest Integrity segments, which experienced a decrease in operating income of $26.4 million and $11.8 million, respectively. The lower operating income in MS and Quest Integrity reflects lower activity levels due to a decline in market conditions as a result of the COVID-19 pandemic and the decline in oil prices. These movements were partially offset by a decrease in corporate and shared support service expenses of $10.5 million, which was driven primarily by lower payroll and noncash compensation expenses.
Other (income) expense, net. Other expense, net increased $1.8 million, or 252%, from the same period in the prior year, primarily from foreign currency transaction losses in the current year compared to the prior year. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the foreign currencies to which we have exposure. Other expense, net also include certain components of our net periodic pension cost (credit).
Loss on debt extinguishment and modification. In December 2020, we entered into lending arrangements, repaid all amounts outstanding under our prior credit facility (the “Credit Facility”) and retired $136.9 million par value of our 5.00% Convertible Senior Notes due 2023 (the “Notes”). In connection with these transactions, we recognized a loss of $2.2 million, comprised of approximately $4.4 million in unamortized debt issuance costs on the Credit Facility and expenses associated with the extinguishment of the Notes, partially offset by a $2.2 million gain on extinguishment of the Notes. See further discussion of our debt in Note 10. Long-term debt, derivatives and letters of credit to our consolidated financial statements included in this report. The write-off of debt issuance costs of $0.3 million for the year ended December 31, 2019 was associated with a reduction in capacity of the revolving portion of the Credit Facility in July 2019.
Taxes. The benefit for income tax was $14.7 million on the pre-tax loss from continuing operations of $251.9 million in the current year compared to the benefit for income tax of $0.4 million on pre-tax loss from continuing operations of $32.9 million in the prior year. The effective tax rate was a benefit of 5.8% for the year ended December 31, 2020 and a benefit of 1.3% for the year ended December 31, 2019.The higher effective rate benefit in 2020 is primarily attributable to the tax benefit related to the goodwill impairment loss taken during the year, a portion of which is not deductible for tax purposes, and tax benefits recorded as a result of certain provisions within the CARES Act, enacted on March 27, 2020. The rate was also positively impacted by a decrease in valuation allowance on the expected realizability of the Company’s deferred tax assets for net operating loss carryforwards in certain foreign jurisdictions in which the Company operates. These benefits were offset by an increase in valuation allowance on the expected realizability of the Company’s deferred tax assets for federal and state tax net operating loss carryforwards. The CARES Act was enacted as a stimulus package to mitigate the negative financial impact of the COVID-19 pandemic on the economy. A provision in the CARES Act allows for the carryback of net operating losses generated in certain tax years, which were previously only allowed to be carried forward, to recover income taxes paid at a higher statutory tax rate than the rate under current law. A tax benefit in the amount of $7.3 million was recorded during the year related to the carryback of net operating losses.
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
Operating income (loss). Overall operating loss was $2.1 million, compared to an operating loss of $39.0 million in the year ended December 31, 2018. The overall decrease in operating loss is primarily attributable to the MS segment, which experienced an increase in operating income of $49.1 million. Additionally, operating income for Quest Integrity increased by

$8.6 million. Partially offsetting these improvements was the decrease in operating income in IHT of $13.2 million and the increase in corporate and shared support service expenses of $7.6 million.
Operating income (loss) for the year ended December 31, 2019 included net expenses totaling $23.3 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $33.9 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2019
Professional fees and other[1]	$—	$—	$—	$16,448	$16,448
Legal costs[2]	—	—	—	5,167	5,167
Restructuring and other related charges[3]	249	418	62	947	1,676
Total	$249	$418	$62	$22,562	$23,291
Twelve Months Ended December 31, 2018
Professional fees and other[1]	$1,086	$315	$—	$22,419	$23,820
Legal costs[2]	—	—	—	2,000	$2,000
Restructuring and other related charges[3]	2,995	2,514	418	800	6,727
Revaluation of contingent consideration	—	—	—	(202)	(202)
Asset write-offs and disposals	—	1,429	—	—	1,429
Implementation of the new Enterprise Resource Planning system	—	—	—	87	87
Total	$4,081	$4,258	$418	$25,104	$33,861
______________________
1Consists primarily of professional fees and other costs for assessment of corporate and support cost structures, acquired business integration, natural disaster costs and transition/severance costs associated with certain executive leadership changes. For the twelve months ended December 31, 2019 and 2018, includes $12.3 million and $15.5 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2For the twelve months ended December 31, 2019, primarily relates to accrued costs due to resolutions of certain legal matters. For the twelve months ended December 31, 2018, relates to intellectual property legal defense costs associated with Quest Integrity.
3Relates to restructuring costs incurred associated with the OneTEAM program. See Note 16 to the consolidated financial statements for additional information.
Excluding the impact of these identified items in both periods, operating loss changed favorably by $26.2 million, consisting of increased operating income in MS and Quest Integrity of $45.2 million and $8.3 million, respectively, partially offset by decreased operating income in IHT of $17.1 million and an increase in corporate and shared support services expenses of $10.2 million. The higher operating income in MS is primarily due to improvements in project execution pricing and cost. Additionally, MS incurred $12.4 million of amortization expense in 2018 due to the accelerated amortization of the Furmanite trade name intangible asset. Management determined that, as a result of initiatives to consolidate branding, the useful life of Furmanite trade name intangible asset was not expected to extend beyond December 31, 2018. We accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in the incremental amortization expense in 2018. Within Quest Integrity, the higher operating income reflects both higher activity levels and a favorable project mix. The lower operating income in IHT reflects lower activity levels due to a decline in market conditions. The operating loss increase in corporate and shared support services was driven by corporate cost increases in technology expenses, labor costs and conclusion of certain legal settlements offset by lower non-cash compensation costs.
Interest expense. Interest expense decreased from $30.9 million in the prior year to $29.7 million in the current year. The decrease is primarily due to a lower overall debt balances outstanding.
Loss on debt extinguishment and modification. The write-off of debt issuance costs of $0.3 million for the year ended December 31, 2019 was associated with a reduction in capacity of the revolving portion of the Credit Facility in July 2019.
Loss on convertible debt embedded derivative. For the twelve months ended December 31, 2018, we recorded a loss of $24.8 million associated with the increase in fair value of our convertible debt embedded derivative liability. The loss recognized during this period is primarily attributable to the increase in our stock price during the period. As discussed further in Note 10 to the consolidated financial statements, in accordance with ASC 815-15, we recorded a loss to adjust the embedded derivative liability to its fair value as of May 17, 2018 and then reclassified the balance of $45.4 million to stockholders’ equity in the second quarter of 2018. As a result of this reclassification, the embedded derivative liability is no longer marked to fair value each period.

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
Taxes. The benefit for income tax was $0.4 million on the pre-tax loss from continuing operations of $32.9 million in the current year compared to the benefit for income tax of $31.1 million on pre-tax loss from continuing operations of $94.2 million in the prior year. The effective tax rate was a benefit of 1.3% for the year ended December 31, 2019 and a benefit of 33.0% for the year ended December 31, 2018. The lower effective rate benefit in 2019 is primarily attributable to an increase in valuation allowance on the expected realizability of our deferred tax assets for federal, foreign and state tax net operating loss carryforwards.
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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges, loss on debt extinguishment and certain other items that we believe are not indicative of core operating activities. Beginning in the third quarter of 2020, we have modified our presentation of non-GAAP financial measures to reconcile net income (loss) to consolidated adjusted EBIT and EBITDA. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our OneTEAM program, non-routine legal costs and settlements, restructuring charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Consolidated adjusted EBITDA margin is defined as consolidated adjusted EBITDA divided by revenue. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019

Adjusted Net Income (Loss):
Net loss	$(14,875)	$(7,234)	$(237,203)	$(32,417)
Professional fees and other[1]	1,076	3,375	5,062	16,448
Legal costs[2]	21	1,583	1,947	5,167
Severance charges, net[3]	876	1,240	5,877	1,676
Natural disaster costs[4]	—	—	500	—
Loss on debt extinguishment	2,224	—	2,224	—
Goodwill impairment charge	—	—	191,788	—
Tax impact of adjustments and other net tax items[5]	(881)	(1,301)	(16,491)	(4,891)
Adjusted net loss	$(11,559)	$(2,337)	$(46,296)	$(14,017)

Adjusted net loss per common share:
Basic and diluted	$(0.38)	$(0.08)	$(1.51)	$(0.46)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(14,875)	$(7,234)	$(237,203)	$(32,417)
Provision (benefit) for income taxes	1,097	2,774	(14,715)	(436)
Interest expense, net	7,971	7,334	29,818	29,713
Foreign currency loss (gain)[7]	1,117	129	2,758	517
Pension expense (credit)[6]	137	215	(244)	198
Loss on debt extinguishment and modification	2,224	—	2,224	279
Professional fees and other[1]	1,076	3,375	5,062	16,448
Legal costs[2]	21	1,583	1,947	5,167
Severance charges, net[3]	876	1,240	5,877	1,676
Natural disaster costs[4]	—	—	500	—
Goodwill impairment charge	—	—	191,788	—
Consolidated Adjusted EBIT	(356)	9,416	(12,188)	21,145
Depreciation and amortization
Amount included in operating expenses	5,588	6,059	23,105	24,816
Amount included in SG&A expenses	5,611	6,300	22,803	24,243
Total depreciation and amortization	11,199	12,359	45,908	49,059
Non-cash share-based compensation costs	2,234	1,385	6,307	10,055
Consolidated Adjusted EBITDA	$13,077	$23,160	$40,027	$80,259

Net loss margin	(7.2)%	(2.5)%	(27.8)%	(2.8)%
Consolidated Adjusted EBITDA margin	6.3%	8.0%	4.7%	6.9%

Free Cash Flow:
Cash provided by (used in) operating activities	$32,599	$25,817	$52,764	$58,836
Capital expenditures	(3,274)	(5,836)	(19,958)	(29,035)
Free Cash Flow	$29,325	$19,981	$32,806	$29,801
____________________________________
1    For the three and twelve months ended December 31, 2020, includes $0.6 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and twelve months ended December 31, 2019, includes $2.5 million and $12.3 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three and twelve months ended December 31, 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and twelve months ended December 31, 2019, primarily relates to resolution of a legal matter.
3    For the three months ended December 31, 2020, there were no severance charges associated with the OneTEAM program and for the twelve months ended December 31, 2020, $3.4 million, are severance charges associated with the OneTEAM program. For the three and twelve months ended December 31, 2020, $0.9 million and $2.5 million respectively, in severance charges were due to the impact of COVID-19. For the three and twelve months ended December 31, 2019, severance charges are associated with the OneTEAM program.
4    Amount represents the insurance deductible for hurricane damage incurred for the three and twelve months ended December 31, 2020.
5    Represents the tax effect of the adjustments at an assumed marginal tax rate of 21% for the three and twelve months ended December 31, 2020 and 2019 except for the adjustment of the goodwill impairment charge for which the actual tax impact was used.

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

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$5,052	$6,226	$(174,638)	$24,084
Severance charges, net[1]	446	121	1,572	249
Natural disaster costs[2]	—	—	21	—
Goodwill impairment charge	—	—	191,788	—
Adjusted EBIT	5,498	6,347	18,743	24,333
Depreciation and amortization	3,553	4,323	14,891	17,616
Adjusted EBITDA	$9,051	$10,670	$33,634	$41,949

MS
Operating income	$5,377	$13,663	$25,879	$55,385
Severance charges, net[1]	55	301	3,048	418
Natural disaster costs[2]	—	—	479	—
Adjusted EBIT	5,432	13,964	29,406	55,803
Depreciation and amortization	5,457	5,492	21,854	21,835
Adjusted EBITDA	$10,889	$19,456	$51,260	$77,638

Quest Integrity
Operating income	$6,673	$10,667	$16,474	$28,757
Severance charges, net[1]	191	—	517	62
Adjusted EBIT	6,864	10,667	16,991	28,819
Depreciation and amortization	845	824	3,587	3,557
Adjusted EBITDA	$7,709	$11,491	$20,578	$32,376

Corporate and shared support services
Net loss	$(31,977)	$(37,790)	$(104,918)	$(140,643)
Provision (benefit) for income taxes	1,097	2,774	(14,715)	(436)
Interest expense, net	7,971	7,334	29,818	29,713
Loss on debt extinguishment and modification	2,224	—	2,224	279
Foreign currency loss (gain)[6]	1,117	129	2,758	517
Pension expense (credit)[3]	137	215	(244)	198
Professional fees and other[4]	1,076	3,375	5,062	16,448
Legal costs[5]	21	1,583	1,947	5,167
Severance charges, net[1]	184	818	740	947
Adjusted EBIT	(18,150)	(21,562)	(77,328)	(87,810)
Depreciation and amortization	1,344	1,720	5,576	6,051
Non-cash share-based compensation costs	2,234	1,385	6,307	10,055
Adjusted EBITDA	$(14,572)	$(18,457)	$(65,445)	$(71,704)
___________________
1    Relates to severance charges incurred associated with the OneTEAM program, including international restructuring under the OneTEAM program for the three and twelve months ended December 31, 2020 and 2019. Also includes severance charges due to the impact of COVID-19 for the three and twelve months ended December 31, 2020.
2    Amount represents the insurance deductible for hurricane damage incurred for the three months and twelve months ended December 31, 2020.
3    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

4    For the three and twelve months ended December 31, 2020, includes $0.6 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs). For the three and twelve months ended December 31, 2019, includes $2.5 million and $12.3 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
5    For the three and twelve months ended December 31, 2020, primarily relates to costs associated with international legal and internal control review matters. For the three and twelve months ended December 31, 2019, primarily relates to resolution of a legal matter.
6    Represents foreign currency gain/loss. For prior periods, includes other nominal fees.
Liquidity and Capital Resources

Financing for our operations consists primarily of our ABL Facility (defined below) and cash flows attributable to our operations, which we believe are sufficient to satisfy our anticipated cash requirements for our existing operations for at least the next twelve months. Our long-term liquidity needs primarily relate to debt service requirements. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. Since the oil and gas market downturn and outbreak of COVID-19 in the United States beginning in March 2020, we have maintained a continuous process of actively managing our strategy, operations and resources to changing market conditions. We have implemented workforce furloughs, reduced personnel compensation, reduced headcount, eliminated all non-essential costs, lowered capital expenditure budgets by more than 30% and reviewed all business operations within the evolving market conditions amongst other initiatives. Additionally, when the COVID-19 pandemic and oil and gas industry downturn depressed commodity prices beginning in March 2020, our active management actions helped ensure adequate available liquidity resources for the foreseeable future. We intend to continue managing the business to the new market realities to ensure our access to capital remains sufficient. We periodically explore alternative financing to improve our balance sheet and liquidity or in the event that existing liquidity sources are no longer sufficient for our capital requirements. Any such financing could be on substantially different and more onerous terms than those of our ABL Facility, including with respect to interest rates, financial and other covenants and required collateral, and could include an equity component, which would be dilutive to our shareholders. However, there can be no assurance that such financing would be available on terms acceptable to us, if at all. From time to time, we may also seek to retire, repurchase or exchange our Notes in open market purchases or privately negotiated transactions dependent upon market conditions, liquidity, and contractual obligations and other factors.
ABL Facility. On December 18, 2020, we entered into an asset-based credit agreement (the “ABL Facility”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150 million. The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $50 million or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $50 million outstanding and we do not have sufficient availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.
Our obligations under the ABL Facility are guaranteed by certain of our direct and indirect subsidiaries, as set forth in the ABL Facility agreement. The ABL Facility is secured on a first priority basis by, among other things, our accounts receivable, deposit accounts, securities accounts and inventory, including those of our direct and indirect subsidiary guarantors, and on a second priority basis by substantially all other assets of our direct and indirect subsidiary guarantors. Borrowing availability under the ABL Facility is based on a percentage of the value of accounts receivable and inventory, reduced for certain reserves.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. Depending on the amount of average excess availability, the applicable margin is between 1.75% to 2.25% for Base Rate borrowings with a 1.75% Base Rate floor and between 2.75% and 3.25% for LIBOR rate borrowings with a 0.75% LIBOR rate floor. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the ABL Facility agreement. The fee for undrawn amounts ranges from 0.375% to 0.5%, depending on usage and are due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, makes changes to the nature of our business, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our excess availability is less than the greater of (i) $15.0 million and (ii) 10.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 must be maintained. Upon the occurrence of certain events of default, an additional 2.0% interest maybe required on the outstanding loans under the ABL Facility.
At December 31, 2020, we had $24.6 million of cash on hand and approximately $59.5 million of available borrowing capacity under the ABL Facility. Direct and incremental costs associated with the issuance of the ABL Facility were approximately $3.3 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Facility.
Atlantic Park Term Loan. On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $50 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date. As set forth in the Term Loan agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The Term Loan bears interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The Base rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for Base rate borrowings with a 2.00% Base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan agreement. The loans under the Term Loan were issued with an original issue discount of 3.00%, and are, in whole or in part, prepayable any time and from time to time, at a prepayment premium (including a make whole during the first two years) specified in the Term Loan agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan at December 31, 2020 was 12.06%.
The Term Loan contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock.
Commencing with the fiscal quarter ending March 31, 2022, we are also required to maintain a net leverage ratio of less than or equal to 7.00 to 1.00, calculated quarterly on a trailing twelve-month basis. In addition, our capital expenditures may not exceed $33.0 million during any four fiscal quarter period, provided that this covenant will not apply if the total net leverage ratio is less than or equal to 4.00 to 1.00 at the end of the second and fourth quarter of each year.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.5 million at December 31, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
Use of Proceeds and Debt Issuance Costs. Direct and incremental costs associated with the issuance of the Term Loan were approximately $5.1 million and were capitalized as debt issuance costs. The debt issuance costs and the OID will be amortized using the effective interest method over the term of the Term Loan.

We used a portion of the proceeds from the Term Loan, totaling approximately $128.8 million, to repay all borrowings, including accrued interest, outstanding under our Credit Facility. The Credit Facility, which was comprised of a revolver and term loan, was retired. Unamortized costs associated with the Credit Facility were $2.2 million at time of repayment and were expensed as loss on debt extinguishment.
We retired $136.9 million par value of our Notes for $135.5 million, excluding accrued interest, using proceeds from the Term Loan and borrowings under the ABL Facility. ASC 470 requires that the fair value of consideration transferred at settlement be allocated between the debt component and equity component of the Notes. To determine the fair value of the debt component of the Notes, we measured the fair value of a similar debt instrument without an associated conversion feature. The remaining fair value was allocated to the equity component of the Notes. The amounts allocated to the debt and equity components were in accordance with ASC 470 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined the fair value of the retired Notes was $121.8 million at extinguishment, with the remaining consideration of $13.7 million allocated to the equity component. The carrying amount of the retired Notes at extinguishment, net of unamortized discount and debt issuance costs was $124.0 million. Therefore, in connection with the retirement of the Notes, we recognized a gain on extinguishment of $2.2 million. Additionally, we incurred approximately $2.6 million in third-party fees in connection with the retirement of the Notes, of which $2.2 million were expensed as loss on debt extinguishment and $0.4 million recorded as equity reacquisition costs.
Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. As discussed above, in December 2020, we retired $136.9 million par value of the Notes, and as of December 31, 2020, the principal amount of Notes outstanding was $93.1 million.
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

As a result of the redemption and extinguishment of the Notes discussed above, the Notes are convertible into 4,291,705 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of common stock, in each case, at our election.

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
Cost Savings and Business Improvement Initiatives. In the fourth quarter of 2017, we engaged outside consultants to assess all aspects of our business for improvement and cost saving opportunities, including centralizing support/shared services. In the first quarter of 2018, we completed the design phase of the project, known as OneTEAM, for our domestic operations, and entered into the deployment phase in the second quarter of 2018. We incurred $3.2 million and $12.3 million of expenses during the twelve months ended December 31, 2020 and 2019, respectively, primarily related to professional fees associated with the OneTEAM project. Additionally, we incurred $3.4 million and $1.7 million of severance-related costs during the twelve months ended December 31, 2020 and 2019, respectively, related to the elimination of certain employee positions in conjunction with the OneTEAM project. We expect the program-related expenses to continue through the first quarter of 2021.
In the third quarter of 2019, we began the design phase of OneTEAM for our international operations (“OneTEAM International”) which was deployed in the fourth quarter of 2019. We incurred various additional expenses associated with the execution of OneTEAM International through 2020 with funding provided by our operating cash flows and lending arrangements. During the first quarter of 2020, in response to COVID-19 and the decline in oil and gas end markets, we expanded and accelerated the operations and center led pillars from the OneTEAM program in order to implement permanent cost savings and identify further opportunities to optimize our organization (“OneTEAM Tune-Up”).
We achieved OneTEAM and other cost reduction savings of $110 million dollars of savings for the twelve months ended December 31, 2020, up from our previous estimate of $85 million to $95 million of permanent and temporary cost savings.
Cash and cash equivalents. Our cash and cash equivalents at December 31, 2020 totaled $24.6 million, of which $18.8 million was in foreign accounts, primarily in the U.K., Europe, Canada and Australia.
Cash flows attributable to our operating activities. For the year ended December 31, 2020, net cash provided by operating activities was $52.8 million. Although we incurred a net loss of $237.2 million, the goodwill impairment of $192 million, the effect of depreciation and amortization of $45.9 million, a decrease in working capital of $37.8 million, non-cash compensation cost of $6.3 million, amortization of debt issuance costs and debt discount of $8.8 million and deferred income taxes of $4.0 million primarily due to net tax refunds, resulted in positive operating cash flow.
For the year ended December 31, 2019, net cash used in operating activities was $58.8 million. Although we incurred a net loss of $32.4 million, the effect of depreciation and amortization of $49.1 million, a decrease in working capital of $25.0 million, non-cash compensation cost of $10.1 million, amortization of debt issuance costs and debt discount of $7.7 million and deferred income taxes of $3.8 million primarily due to net tax refunds, resulted in positive operating cash flow.
For the year ended December 31, 2018, net cash used in operating activities was $41.9 million. Although we incurred a net loss of $63.1 million, the effect of depreciation and amortization of $64.9 million, a non-cash loss on our convertible debt embedded derivative of $24.8 million, a decrease in working capital of $19.0 million, non-cash compensation cost of $12.3 million and a provision for credit losses of $11.7 million, partially offset by deferred tax benefits of $31.7 million, resulted in positive operating cash flow.
Cash flows attributable to our investing activities. As a response to the COVID-19 pandemic, oil and gas industry outlook, and in order to preserve liquidity, at this time we are limiting capital spending to critical client projects that offer the highest rate of return. For the year ended December 31, 2020, net cash used in investing activities was $18.3 million, consisting primarily of $20.0 million of capital expenditures.
For the years ended December 31, 2019 and 2018, net cash used in investing activities was $28.1 million and $25.0 million, respectively, consisting primarily of $29.0 million and $27.2 million, respectively, of capital expenditures. Capital expenditures can vary depending upon specific client needs that may arise unexpectedly.
Cash flows attributable to our financing activities. For the year ended December 31, 2020, net cash used in financing activities was $23.5 million, consisting primarily of $126.6 million net debt repayments under the Credit Facility, $135.5 million for partial extinguishment of convertible debt, $35.0 million of payments under the ABL facility, $9.1 million of term loan debt issuance costs, $2.4 million of debt extinguishment costs, and $1.0 million in withholding tax payments related to share-based compensation, partially offset by net borrowings on our Term Loan of $242.5 million and net borrowings on our ABL Credit Facility of $44.0 million.
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
Effect of exchange rate changes on cash. For the year ended December 31, 2020, the effect of foreign exchange rate changes on cash was a positive impact of $1.4 million. The positive impact in the current year is primarily attributable to favorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro, the British Pound the Australian Dollar and Mexican Peso.
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
Goodwill. Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each year on December 1 for impairment at a reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An assessment can be performed by first completing a qualitative assessment on none, some, or all of our reporting units. We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant client, increased competition, a sustained decrease in share price, or a decrease in our market capitalization below book value may trigger the need for interim impairment testing of goodwill associated with one or more of our reporting units. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of each of our reporting units with its carrying amount, including goodwill.
During the first quarter of 2020, our assessment of qualitative indicators associated with our interim goodwill impairment test indicated an impairment existed as the carrying value of the IHT reporting unit exceeded its fair value. See Note 7 in the notes to consolidated financial statements for further details.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the year ended December 31, 2020 were $2.8 million and relate primarily to fluctuations in the U.S. Dollar in relation to the Euro and the Brazilian Real.

In 2015, we initiated a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of, or for the years ended, December 31, 2020, 2019 and 2018.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $3.7 million for the year ended December 31, 2020.
Based on the year ended December 31, 2020, we had foreign currency-based revenues and operating loss of $242.9 million and $10.0 million, respectively. A hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating loss of $24.3 million and $1.0 million, respectively.
The ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at December 31, 2020, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2.2 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of December 31, 2020, the outstanding principal balance of the Notes was $93.1 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $84.5 million as of December 31, 2020, while the estimated fair value of the Notes was $91.9 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 10 to the consolidated financial statements for additional information regarding the Notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Team, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 (ASC 842), Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of deferred tax assets

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company had gross deferred tax assets of $90.5 million, of which $57.4 million related to net operating loss carryforwards, and a related valuation allowance of $53.4 million as of December 31, 2020. The assessment of the realizability of these deferred tax assets is based on the Company’s evaluation of available evidence to determine whether sufficient future taxable income will be generated to allow for the realization of such deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more than 50% likely of being realized.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. A high degree of auditor judgment was necessary to assess the evidence used by the Company to evaluate the realizability of deferred tax assets relating to the net operating loss carryforwards. Specifically, assessing the Company’s determination of the reversal of existing taxable temporary differences, cumulative pre-tax losses and the relevance of such losses to forecasted future taxable income required subjective auditor judgment. In addition, specialized skills were required to evaluate the Company’s application of income tax regulations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the application of income tax regulations and the Company’s consideration of available evidence to determine whether sufficient future taxable income will be generated to allow for the realization of existing deferred tax assets. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s application of income tax regulations used in its realizability analysis. This included evaluating the scheduling of the reversal of existing taxable temporary differences to assess the utilization of net operating loss carryforwards in each tax jurisdiction before their scheduled expiration. We evaluated the Company’s consideration of cumulative pre-tax losses and the net deferred tax position in assessing whether deferred tax assets were more than 50% likely of being realized.

Goodwill impairment analysis of the Inspection and Heat Treating (“IHT”) reporting unit

As discussed in Note 7 to the consolidated financial statements, the Company has three reporting units and performs a goodwill impairment test at a reporting unit level on an annual basis on December 1 and whenever there are sufficient indicators that the carrying value of a reporting unit exceeds its fair value. This involves estimating the fair value of the reporting unit using both a discounted cash flow model analysis and a market approach for comparable companies. The COVID-19 pandemic and subsequent mitigation efforts, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, travel restrictions, and declines in oil and gas prices, caused disruption to the Company’s business. Such disruption resulted in a decline in forecasts, and a deterioration of the Company’s market capitalization during the first quarter of 2020. Accordingly, the Company determined that a triggering event occurred and performed an interim goodwill impairment assessment. As a result, the carrying amount of the IHT reporting unit exceeded its fair value and the Company recorded a goodwill impairment charge to the IHT reporting unit of $191.8 million, fully impairing the reporting unit.

We identified the evaluation of the goodwill impairment analysis of the IHT reporting unit as a critical audit matter. Evaluating the estimated fair value of the IHT reporting unit derived from assumptions used in a discounted cash flow model analysis required a high degree of auditor judgment. Specifically, the forecasted revenue, revenue growth rates, and the discount rate assumptions used in the assessment of the fair value of the reporting unit required subjective auditor judgment as they are sensitive to variation based on future market and economic conditions and could have an effect on the Company’s assessment of the impairment charge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process. This included controls related to the determination of the fair value of the IHT reporting unit and the forecasted revenue, revenue growth rates, and discount rate assumptions. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted revenue related to the IHT reporting unit to actual results. We performed sensitivity analyses related to forecasted revenue assumptions to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in:
• evaluating the Company’s forecasted revenue growth rates for the IHT reporting unit, by comparing them to revenue growth rates of comparable companies
• evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies
• performing sensitivity analysis related to discount rate to assess the impact of changes to discount rate on the Company’s determination of fair value.

Extinguishment of Convertible Debt

As described in Note 10 to the consolidated financial statements, the Company retired $136.9 million par value of its Convertible Senior Notes due 2023 (referred to as the “Notes”) for $135.5 million in December 2020 and allocated the fair value of consideration transferred at settlement between the debt and equity components of the Notes. The amounts allocated to the debt and equity components of the Notes were $121.8 million and $13.7 million, respectively, and the Company recognized a gain on extinguishment of $2.2 million.

We identified the evaluation of the accounting for the consideration and the valuation of the debt component of the Notes as a critical audit matter. Evaluating the appropriate accounting for the Notes required complex auditor judgment. Additionally, a high degree of auditor judgment and the involvement of valuation specialists was required to evaluate the fair value of the debt component of the Notes.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to this critical audit matter. This included controls related to the Company’s evaluation of the appropriate accounting guidance and the valuation of the debt component of the Notes. To assess the Company’s accounting for the extinguishment of the Notes, we evaluated the Company’s analysis of relevant accounting guidance, established accounting policies, and key terms and features of the Notes. Such analysis included the determination of the allocation of the fair value of consideration between the debt and equity components of the Notes. We involved valuation professionals with specialized skills and knowledge to assist in evaluating the fair value of the debt component of the Notes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 11, 2021

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,586	$12,175
Receivables, net of allowance of $9,918 and $9,990	194,066	245,617
Inventory	36,854	39,195
Income tax receivable	1,474	316
Prepaid expenses and other current assets	26,752	20,275
Total current assets	283,732	317,578
Property, plant and equipment, net	170,309	191,951
Intangible assets, net of accumulated amortization of $111,318 and $96,797	103,282	117,019
Operating lease right-of-use assets	63,869	67,048
Goodwill	91,351	282,006
Other assets, net	11,642	4,426
Deferred income taxes	6,790	5,189
Total assets	$730,975	$985,217
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$337	$5,294
Current portion of operating lease obligations	17,375	17,100
Accounts payable	42,148	41,636
Other accrued liabilities	73,144	86,506
Total current liabilities	133,004	150,536
Deferred income taxes	4,375	6,996
Long-term debt and finance lease obligations	312,159	325,299
Operating lease obligations	52,207	54,436
Defined benefit pension liability	5,282	9,321
Other long-term liabilities	9,345	1,959
Total liabilities	516,372	548,547
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,874,437 and 30,518,793 shares issued	9,257	9,153
Additional paid-in capital	422,589	409,034
Retained earnings (accumulated deficit)	(189,565)	48,673
Accumulated other comprehensive loss	(27,678)	(30,190)
Total equity	214,603	436,670
Total liabilities and equity	$730,975	$985,217

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2020	2019	2018
Revenues	$852,539	$1,163,314	$1,246,929
Operating expenses	613,828	835,570	918,673
Gross margin	238,711	327,744	328,256
Selling, general and administrative expenses	260,920	328,214	360,692
Restructuring and other related charges, net (see Note 16)	3,365	1,676	6,727
Gain on revaluation of contingent consideration	—	—	(202)
Goodwill impairment charge (see Note 7)	191,788	—	—
Operating loss	(217,362)	(2,146)	(38,961)
Interest expense, net	(29,818)	(29,713)	(30,875)
Loss on convertible debt embedded derivative (see Note 10)	—	—	(24,783)
Loss on debt extinguishment and modification	(2,224)	(279)	—
Other income (expense), net	(2,514)	(715)	410
Loss before income taxes	(251,918)	(32,853)	(94,209)
Benefit for income taxes (see Note 9)	14,715	436	31,063
Net loss	$(237,203)	$(32,417)	$(63,146)

Loss per common share:
Basic and Diluted	$(7.74)	$(1.07)	$(2.10)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Net loss	$(237,203)	$(32,417)	$(63,146)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,697	3,865	(9,241)
Foreign currency hedge	(1,198)	282	658
Defined benefit pension plans:
Net actuarial gain (loss) arising during period	—	(421)	109
Settlement cost during period	—	226	—
Prior service cost arising during period	—	—	(669)
Amortization of prior service cost	—	33	—
Amortization of net actuarial (gain) loss	—	—	(78)
Other comprehensive income (loss), before tax	2,499	3,985	(9,221)
Tax (provision) benefit attributable to other comprehensive income (loss)	13	217	(3,045)
Other comprehensive income (loss), net of tax	2,512	4,202	(12,266)
Total comprehensive loss	$(234,691)	$(28,215)	$(75,412)

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	29,953	8,984	352,500	135,486	(19,796)	477,174
Adoption of new accounting principles	—	—	—	9,110	(2,330)	6,780
Net loss	—	—	—	(63,146)	—	(63,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	(12,164)	(12,164)
Foreign currency hedge, net of tax	—	—	—	—	496	496
Defined benefit pension plans, net of tax	—	—	—	—	(598)	(598)
Reclassification of convertible debt embedded derivative, net of tax	—	—	37,698	—	—	37,698
Non-cash compensation	—	—	12,256	—	—	12,256
Net settlement of vested stock awards	231	69	(1,465)	—	—	(1,396)
Balance at December 31, 2018	30,184	9,053	400,989	81,450	(34,392)	457,100
Adoption of new accounting principles, net of tax	—	—	—	(360)	—	(360)
Net loss	—	—	—	(32,417)	—	(32,417)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,258	4,258
Foreign currency hedge, net of tax	—	—	—	—	213	213
Defined benefit pension plans, net of tax	—	—	—	—	(269)	(269)
Non-cash compensation	—	—	10,055	—	—	10,055
Net settlement of vested stock awards	335	100	(2,010)	—	—	(1,910)
Balance at December 31, 2019	30,519	9,153	409,034	48,673	(30,190)	436,670
Adoption of new accounting principles, net of tax	—	—	—	(1,035)	—	(1,035)
Net loss	—	—	—	(237,203)	—	(237,203)
Foreign currency translation adjustment, net of tax	—	—	2	—	3,357	3,359
Foreign currency hedge, net of tax	—	—	—	—	(904)	(904)
Defined benefit pension plans, net of tax	—	—	—	—	59	59
Non-cash compensation	—	—	6,307	—	—	6,307
Net settlement of vested stock awards	355	104	(1,093)	—	—	(989)
Extinguishment of convertible debt	—	—	(14,044)	—	—	(14,044)
Issuance of warrant, net	—	—	22,383	—	—	22,383
Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(237,203)	$(32,417)	$(63,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,908	49,059	64,862
Loss on debt extinguishment and modification	2,224	279	—
Amortization of debt issuance costs and debt discount	8,829	7,695	7,022
Allowance for credit losses	1,612	(2,573)	11,662
Foreign currency loss	2,758	494	1,712
Deferred income taxes	(3,974)	3,795	(31,734)
(Gain) loss on asset disposal	1,161	(187)	(552)
Loss on convertible debt embedded derivative	—	—	24,783
Goodwill impairment charge	191,788	—	—
Non-cash compensation cost	6,307	10,055	12,256
Other, net	(3,994)	(2,409)	(3,964)
Changes in operating assets and liabilities:
Accounts receivable	46,147	27,194	15,386
Inventory	2,702	9,551	(21)
Prepaid expenses and other current assets	(210)	494	6,933
Accounts payable	3,782	(5,356)	(8,994)
Other accrued liabilities	(12,798)	(8,378)	9,168
Income taxes	(2,275)	1,540	(3,514)
Net cash provided by operating activities	52,764	58,836	41,859
Cash flows from investing activities:
Capital expenditures[1]	(19,958)	(29,035)	(27,164)
Business acquisitions, net of cash acquired	(1,013)	—	—
Proceeds from disposal of assets	2,645	934	2,580
Other	25	—	(443)
Net cash used in investing activities	(18,301)	(28,101)	(25,027)
Cash flows from financing activities:
Net payments under Credit Facility revolver	(76,638)	(82,396)	(19,690)
Borrowings under ABL Facility	44,000	—	—
Payments under ABL Facility	(35,000)	—	—
Borrowings (payments) under Credit Facility term loan, net of debt discount	(50,000)	49,745	—
Borrowings under Term Loan, net of discount	242,500	—	—
Repurchase of convertible debt	(135,501)	—	—
Contingent consideration payments	—	(428)	(1,106)
Payments for debt issuance costs	(9,113)	(1,524)	(855)
Taxes paid related to net share settlement of share-based awards	(990)	(1,911)	(1,390)
Payments for debt extinguishment and equity reacquisition costs	(2,447)	—	—
Other	(272)	(291)	—
Net cash used in financing activities	(23,461)	(36,805)	(23,041)
Effect of exchange rate changes on cash	1,409	(43)	(2,055)
Net increase (decrease) in cash and cash equivalents	12,411	(6,113)	(8,264)
Cash and cash equivalents at beginning of period	12,175	18,288	26,552
Cash and cash equivalents at end of period	$24,586	$12,175	$18,288
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$23,623	$22,697	$24,924
Income taxes	$(9,996)	$(3,536)	$2,720
_____________
1    Excludes accrued capital expenditures for the twelve months ended December 31, 2020, 2019 and 2018.

See accompanying notes to consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
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
MS provides solutions designed to serve clients’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and on-line valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes client production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize client downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
Recent Developments.  In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the rest of the world. The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty in domestic and international markets over the past year. Additionally, oil demand significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus. These negative factors created significant volatility and uncertainty in the markets in which we operate and, as a result, certain clients have responded with capital spending budget cuts, cost cutting measures, personnel layoffs, limited facility access, and facility closures among other actions.
Though the impact of COVID-19 and the decline in crude oil prices on our operations has varied by geographic conditions, the applicable government mandates have adversely affected our workforce and operations, as well as the operations of our clients, suppliers and contractors. The ultimate duration and impact on our global operations remains unclear. We expect that our results of operations in future periods may continue to be adversely impacted due to the factors noted above.  To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:
• the safety of our employees and business continuity;
• decisive and aggressive actions taken to reduce costs, preserve capacity and manage margins to align our business with the near-term decrease in demand for our services; and
• our end market revenue diversification strategy.
To respond to the economic downturn resulting from the COVID-19 pandemic and the drop in oil prices, we initiated a cost reduction and efficiency program during the second quarter of 2020. All named executive officers have voluntarily taken temporary salary reductions ranging from 15% to 20% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under the executive deferred compensation retirement plan and our 401(k) plan. Further, our board of directors voluntarily agreed to a 20% reduction of their cash compensation. These reductions continue into 2021.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2020, we have deferred employer payroll taxes of $14.2 million with approximately half of the deferral due in each of 2021 and 2022. We may defer additional future employer payroll taxes under the CARES Act. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants and deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $9.9 million and $2.4 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2020. As of December 31, 2020, we also deferred certain payroll related expenses and tax payments of $4.6 million under other foreign government programs which will be due in 2021 and 2022.
Consolidation. The consolidated financial statements include the accounts of our subsidiaries where we have control over operating and financial policies. All material intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (8) assessments of fair value and (9) managing our foreign currency risk in foreign operations. Our most significant accounting policies are described below.
Fair value of financial instruments. As defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Facility and Term Loan (defined below) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5.00% Convertible Senior Notes due 2023 (the “Notes”) as of December 31, 2020 and 2019 was $91.9 million and $241.7 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Facility, Term Loan and Notes, see Note 10. Long-Term Debt, Derivatives and Letters of Credit.
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
Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as client relationships, non-compete agreements, trade names, technology and licenses. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, as well as the use of “Level 3” measurements as defined in ASC 820. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

Goodwill and intangible assets acquired in a business combination determined to have an indefinite useful life are not amortized, but are instead tested for impairment, and assessed for potential triggering events, at least annually in accordance with the provisions of the ASC 350 Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. Each reporting unit has goodwill relating to past acquisitions.
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2020, our deferred tax assets were $90.5 million, less a valuation allowance of $53.4 million. As of December 31, 2020, our deferred tax liabilities were $34.7 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2020, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.6 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $1.0 million per occurrence. For general liability claims, we have an effective self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Allowance for credit losses. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We establish an allowance to account for those accounts receivable that we estimate will eventually be deemed uncollectible. The allowance for credit losses is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.
Concentration of credit risk. No single customer accounts for more than 10% of consolidated revenues.
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our Notes under the treasury stock method. Our current intent is to settle the principal amount of our Notes in cash upon conversion. If the conversion value exceeds the principal amount, we may elect to deliver shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.
Amounts used in basic and diluted loss per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Weighted-average number of basic shares outstanding	30,638	30,310	30,031
Stock options, stock units and performance awards	—	—	—
Convertible senior notes	—	—	—
Total shares and dilutive securities	30,638	30,310	30,031
For the years ended December 31, 2020, 2019 and 2018, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, the effect of our Notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our Notes and our share-based compensation awards, refer to Note 10 and Note 12, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Assets acquired under finance lease	$60	$326	$5,302
Also, we had $1.2 million, $4.0 million, and $1.4 million of accrued capital expenditures as of December 31, 2020, 2019 and 2018, respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British

Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts was not material as of December 31, 2020 or 2019 or for the years ended December 31, 2020, 2019 and 2018.
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
Newly Adopted Accounting Standards
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
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), that requires implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized in a software licensing arrangement under the internal-use software guidance in Topic 350. ASU 2018-15 requires an entity to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. Our adoption of ASU No. 2018-15 as of January 1, 2020 resulted in a reduction of $4.9 million from property, plant, and equipment with $0.9 million reclassified to prepaid expenses and other current assets and $4.0 million reclassified to other assets, net on our consolidated balance sheet.

Accounting Standards Not Yet Adopted
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. ASU 2019-12 clarifies and amends existing guidance related to intraperiod tax allocation and calculations, recognition of deferred taxes for change in ownership group, evaluation of a step-up in the tax basis of goodwill and other clarifications. Our adoption of this ASU as of January 1, 2021 did not have a material impact to our financial statements.
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021, provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. While we are currently determining whether we will elect the optional expedients, we do not expect our adoption of these ASU’s to have a significant impact on our consolidated financial position, results of operations, and cash flows.

ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We expect to adopt ASU 2020-06 beginning January 1, 2022, at which time we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted earnings per share, if the effect would be dilutive. We are still evaluating the other impacts this ASU may have on our financial statements.
2. REVENUE
In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”), we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contracts transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is twelve months or less from the date of service. Warranty expenses were not material for the twelve months ended December 31, 2020, 2019 and 2018.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2020
	United States and Canada	Other Countries	Total
Revenue:
IHT	$365,847	$8,893	$374,740
MS	278,882	113,602	392,484
Quest Integrity	49,117	36,198	85,315
Total	$693,846	$158,693	$852,539

	Twelve Months Ended December 31, 2019
	United States and Canada	Other Countries	Total
Revenue:
IHT	$496,789	$16,161	$512,950
MS	393,120	142,252	535,372
Quest Integrity	76,050	38,942	114,992
Total	$965,959	$197,355	$1,163,314

	Twelve Months Ended December 31, 2020
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$294,838	$206	$50,220	$29,476	$374,740
MS	—	388,313	1,088	3,083	392,484
Quest Integrity	85,315	—	—	—	85,315
Total	$380,153	$388,519	$51,308	$32,559	$852,539

	Twelve Months Ended December 31, 2019
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$409,413	$755	$71,689	$31,093	$512,950
MS	—	527,020	2,773	5,579	535,372
Quest Integrity	114,992	—	—	—	114,992
Total	$524,405	$527,775	$74,462	$36,672	$1,163,314
_________________
For additional information on our reportable operating segments and geographic information, refer to Note 15.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 3 for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts receivable, net[1]	$194,066	$245,617
Contract assets[2]	$5,242	$4,671
Contract liabilities[3]	$930	$1,224
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the consolidated balance sheet.

The $0.5 million decrease in our contract assets from December 31, 2019 to December 31, 2020 is due to fewer fixed price contracts in progress at December 31, 2020 as compared to December 31, 2019, consistent with lower activity levels in the fourth quarter of 2020 compared to the same quarter in 2019. The $0.9 million decrease in contract liabilities is due to our completion of performance obligations during the year ended December 31, 2019 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2019 was recognized as revenue during the year ended December 31, 2020.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheets and were not material as of December 31, 2020 and 2019. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of December 31, 2020 and 2019, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.
3. RECEIVABLES
A summary of accounts receivable as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Trade accounts receivable	$157,513	$192,743
Unbilled revenues	46,471	62,864
Allowance for credit losses	(9,918)	(9,990)
Total	$194,066	$245,617
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
The following table shows a rollforward of the allowance for credit losses:

	Twelve Months Ended December 31,
	2020	2019	2018
Balance at beginning of period	$9,990	$15,182	$11,308
Adoption of account pronouncement ASC 326[1]	1,410	—	—
Provision for expected credit losses	1,612	(2,573)	11,662
Write-offs	(3,193)	(2,673)	(7,475)
Foreign exchange effects	99	54	(313)
Balance at end of period	$9,918	$9,990	$15,182
_________________
1 Due to the initial adoption of ASC 326 as of January 1, 2020.
4. INVENTORY
A summary of inventory as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Raw materials	$7,395	$7,555
Work in progress	2,890	2,851
Finished goods	26,569	28,789
Total	$36,854	$39,195

5. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Land	$5,805	$6,380
Buildings and leasehold improvements	57,632	59,177
Machinery and equipment	302,886	284,020
Furniture and fixtures	11,450	10,946
Capitalized ERP system development costs	45,917	46,637
Computers and computer software	20,508	22,906
Automobiles	4,518	4,642
Construction in progress	8,329	13,088
Total	457,045	447,796
Accumulated depreciation and amortization	(286,736)	(255,845)
Property, plant, and equipment, net	$170,309	$191,951

Included in the table above are assets under finance leases of $5.7 million and $5.6 million and accumulated amortization of $0.9 million and $0.5 million as of December 31, 2020 and 2019, respectively. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $31.5 million, $34.4 million and $36.2 million, respectively.
6. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,418	$(76,541)	$98,877
Non-compete agreements	5,569	(5,569)	—
Trade names	24,870	(21,794)	3,076
Technology	7,879	(6,691)	1,188
Licenses	864	(723)	141
Total	$214,600	$(111,318)	$103,282

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,940	$(63,727)	$111,213
Non-compete agreements	5,466	(5,306)	160
Trade names	24,724	(21,146)	3,578
Technology	7,838	(5,976)	1,862
Licenses	848	(642)	206
Total	$213,816	$(96,797)	$117,019
Amortization expense on intangible assets for the years ended December 31, 2020, 2019 and 2018 was $14.0 million, $14.3 million and $28.7 million, respectively. Amortization expense for current intangible assets is forecast to be approximately $13 million per year from 2021 through 2024.

The decline in amortization expense in 2019 is primarily due to a change in the estimated useful life of an intangible asset associated with the Furmanite trade name in 2018. Management determined that, as a result of initiatives to consolidate our branding, the useful life of this intangible asset was not expected to extend beyond December 31, 2018. In accordance with ASC 350, we accounted for the change in useful life prospectively effective January 1, 2018 and amortized the remaining balance over 2018, which resulted in incremental amortization expense in 2018 of $12 million which did not recur in 2019.
The weighted-average amortization period for intangible assets subject to amortization was 13.6 years as of December 31, 2020. The weighted-average amortization period as of December 31, 2020 is 13.6 years for customer relationships, 5.0 years for non-compete agreements, 15.0 years for trade names, 10.0 years for technology and 10.5 years for licenses.
7. GOODWILL AND IMPAIRMENT CHARGES
The COVID-19 pandemic and subsequent mitigation efforts, which included global business and societal shutdowns and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during 2020. These mitigation efforts coupled with the negative economic impacts to the oil and gas industry caused by the substantial decline in the global demand for oil and the concurrent surplus in the supply of oil resulting from geopolitical tensions between OPEC regarding limits on production of oil significantly impacted our business. Even though our services are primarily related to infrastructure support, the oil and gas industry is one of the key industries we serve and our clients have been significantly impacted as a result of these events.
As our clients continue to adjust spending levels in response to the lower commodity prices, we have experienced activity reductions and pricing pressure for our products and services, primarily in our IHT and MS reporting units, which we expect to continue. In line with these changing market conditions, our market capitalization also deteriorated during the first quarter of 2020 and most significantly in late March 2020. In response to these events and the related decline in our forecasts from the COVID-19 pandemic, we announced cost-cutting measures to offset the expected impact to our business. We determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of March 31, 2020.
We determined the fair value for each reporting unit in our goodwill impairment assessment using both a discounted cash flow analysis and a multiples based market approach for comparable companies. We utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including forecasted revenue, short-term and long-term forecast of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures and the timing of future cash flows. These impairment assessments incorporate inherent uncertainties, including supply and demand for our services, utilization forecasts, pricing forecasts and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the assumptions utilized in our forecasts.
Based upon our impairment assessment, we determined the carrying amount of our IHT reporting unit exceeded the fair value. As a result, we recorded $191.8 million in goodwill impairment charges on our IHT reporting unit during the three months ended March 31, 2020. The fair value of the MS and Quest Integrity reporting units exceeded their respective carrying values.
We have three reporting units and perform a goodwill impairment test at a reporting unit level on an annual basis on December 1 and whenever there are sufficient indicators that the carrying value of a reporting unit exceeds its fair value. For our annual goodwill impairment test as of December 1, 2020, we elected to perform a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of our reporting units were less than their respective carrying values as of the test date. Our qualitative assessment for December 1, 2020 considered relevant events and circumstances occurring since the quantitative assessment performed on March 31, 2020. Specifically, we considered changes in our stock price, industry and market conditions, our internal forecasts of future revenue and expenses, any significant events affecting us and actual changes in the carrying value of our net assets. After considering all positive and negative evidence for the assessments as of this date, we concluded that it was not more likely than not that our carrying values exceeded fair values and, as such, no additional impairment was indicated. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.

There was $91.4 million and $282.0 million of goodwill at December 31, 2020 and 2019, respectively. A summary of goodwill is as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2018	$213,748	$(21,140)	$192,608	$109,728	$(54,101)	$55,627	$33,415	$—	$33,415	$356,891	$(75,241)	$281,650
FX Adjustments	608	—	608	(218)	—	(218)	(34)	—	(34)	356	—	356
Balance at December 31, 2019	$214,356	$(21,140)	$193,216	$109,510	$(54,101)	$55,409	$33,381	$—	$33,381	$357,247	$(75,241)	$282,006
FX Adjustments	(1,428)	—	(1,428)	1,211	—	1,211	854	—	854	637	—	637
Impairment charge	—	(191,788)	(191,788)	—	—	—	—	—	—	—	(191,788)	(191,788)
Additions	—	—	—	—	—	—	496	—	496	496	—	496
Balance at December 31, 2020	$212,928	$(212,928)	$—	$110,721	$(54,101)	$56,620	$34,731	$—	$34,731	$358,380	$(267,029)	$91,351

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Payroll and other compensation expenses	$42,668	$45,934
Legal and professional accruals	4,135	5,201
Insurance accruals	6,659	10,951
Property, sales and other non-income related taxes	8,722	8,593
Accrued commission	1,048	3,299
Accrued interest	2,437	5,015
Other	7,475	7,513
Total	$73,144	$86,506

9. INCOME TAXES
For the years ended December 31, 2020, 2019 and 2018, our income tax benefit on the loss from continuing operations resulted in an effective tax rate of 5.8%, 1.3% and 33.0%, respectively. Our income tax benefit on continuing operations for the years ended December 31, 2020, 2019 and 2018 was $14.7 million, $0.4 million and $31.1 million, respectively, and includes federal, state and foreign taxes. The components of our tax benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2020:
U.S. Federal	$(14,853)	$(1,228)	$(16,081)
State & local	1,113	(1,010)	103
Foreign jurisdictions	2,942	(1,679)	1,263
	$(10,798)	$(3,917)	$(14,715)
Twelve months ended December 31, 2019:
U.S. Federal	$(105)	$(4,349)	$(4,454)
State & local	519	(1,230)	(711)
Foreign jurisdictions	2,340	2,389	4,729
	$2,754	$(3,190)	$(436)
Twelve months ended December 31, 2018:
U.S. Federal	$(3,295)	$(27,670)	$(30,965)
State & local	509	(2,360)	(1,851)
Foreign jurisdictions	3,457	(1,704)	1,753
	$671	$(31,734)	$(31,063)
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Domestic	$(240,064)	$(34,720)	$(90,822)
Foreign	(11,854)	1,867	(3,387)
	$(251,918)	$(32,853)	$(94,209)

The income tax benefit attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate (21% in 2020, 2019 and 2018) to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Pre-tax loss from continuing operations	$(251,918)	$(32,853)	$(94,209)
Computed income taxes at statutory rate	(52,903)	(6,899)	(19,784)
State income taxes, net of federal benefit[1]	(114)	(820)	(974)
Foreign tax rate differential	404	(300)	(52)
Deferred taxes on investment in foreign subsidiaries	525	18	(7,284)
Non-deductible expenses	518	658	686
Non-deductible compensation[1]	89	559	829
Foreign withholding [1]	1,063	670	1,615
Convertible debt[1]	(2,949)	—	2,865
Other tax credits	—	—	(1,995)
Deemed repatriation tax	—	—	(1,751)
Goodwill impairment	12,586	—	—
Valuation allowance	32,957	3,682	2,923
Cares Act rate benefit	(7,267)	—	—
Rate change	(551)	684	81
Other[1]	927	1,312	(8,222)
Total benefit for income tax on continuing operations	$(14,715)	$(436)	$(31,063)
_____________
1    Compared to our previously filed 2018 Annual Report on Form 10-K, $1.4 million was reclassified from “Other” to “State income taxes, net of federal benefit” for the twelve months ended December 31, 2018. Additionally, “Non-deductible compensation”, “Convertible debt “and “Foreign withholding tax” were moved from “Other” to separate line disclosures.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued compensation and benefits	$9,058	$8,909
Receivables	1,551	1,644
Inventory	336	397
Share based compensation	256	768
Other accrued liabilities	2,109	1,247
Tax credit carry forward	3,642	312
Interest expense limitation	7,040	7,719
Goodwill and intangible costs	6,754	—
Net operating loss carry forwards	58,759	50,447
Other	1,013	1,798
Deferred tax assets	90,518	73,241
Less: Valuation allowance	(53,417)	(14,912)
Deferred tax assets, net	37,101	58,329
Deferred tax liabilities:
Property, plant and equipment	(23,783)	(17,921)
Goodwill and intangible costs	—	(28,655)
Unremitted earnings of foreign subsidiaries	(5,918)	(5,393)
Convertible debt	(1,755)	(5,767)
Other	(3,230)	(2,400)
Deferred tax liabilities	(34,686)	(60,136)
Net deferred tax asset (liability)	$2,415	$(1,807)
Management evaluates all available evidence, both positive and negative, to determine whether sufficient future taxable income will be generated to allow for the realization of the existing deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. A significant factor of negative evidence evaluated was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2020. This objective evidence limits the ability to consider other subjective positive evidence, such as our projections for future pre-tax income.
On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $53.4 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This valuation allowance relates primarily to the deferred tax assets for federal, foreign and state tax net operating loss carryforwards. The amount of deferred tax asset considered realizable could be adjusted if there are changes to net operating loss carryforward periods or there is a change to the weight assessed on various sources of positive and negative evidence.
The deferred tax asset presented for net operating loss carryforwards is net of any unrecognized tax benefits that has been established related to income tax returns filed.
At December 31, 2020, we had net operating loss carry forwards for U.S. federal income tax purposes of $174.9 million. Of this amount, $93.4 million expires in various dates through 2037 and $81.5 million has an indefinite carry forward period. These carryforwards are available, subject to certain limitations, to offset future taxable income. Further, we have state net operating loss carryforwards of $166.0 million with $151.5 million expiring on various dates through 2040 and $14.5 million with an indefinite carryforward period.
As of December 31, 2019, we had alternative minimum tax credits of approximately $2.1 million which can be used to offset regular income tax or is refundable. Pursuant to a provision of the CARES Act, we filed for and received the full refund of these alternative minimum tax credits in 2020.

The Company has $3.5 million of tax credits that will expire on various dates through 2037 if not utilized.
As of December 31, 2020, we had foreign net operating loss carry forwards totaling $47.8 million. Of this amount, $26.1 million will expire in various dates through 2030 and $21.7 million has an unlimited carry forward period.
At December 31, 2020, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2020, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $5.9 million.
As of December 31, 2020, $1.0 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns in the U.S. with federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under federal audit for the tax year ended December 31, 2017 and under state audit in one of the taxing jurisdictions in which we do substantial business. We do not anticipate any material adjustments related to these examinations.
Periodic examinations of our tax filings occur by the taxing authorities for the jurisdictions in which we conduct business. These examinations review the significant positions taken on our returns, including the timing and amount of income and deductions reported, as well as the allocation of income among multiple taxing jurisdictions. We do not expect any material adjustments to result from positions taken on our income tax returns.
The following table summarizes the Company’s reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018[1]
Unrecognized tax benefits - January 1	$1,547	$1,749	$991
Additions based on current year tax positions	7	—	—
Additions based on tax positions related to prior years	89	227	1,004
Reductions based on tax positions related to prior years		(415)	—
Settlements	—	—	—
Reductions resulting from a lapse of the applicable statute of limitations	(33)	(14)	(246)
Unrecognized tax benefits - December 31	$1,610	$1,547	$1,749
_____________
1    2018 revised figures were not considered material. Penalties and interest were excluded in 2019, therefore 2018 amounts were revised for consistency.
We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2020, 2019 and 2018, the total amount of accrued interest and penalties related to unrecognized tax benefits was $0.4 million, $0.3 million and $0.5 million, respectively. There were approximately $0.1 million, $(0.1) million and $0.3 million, respectively, of interest and penalties related to unrecognized tax benefits that are recorded in income tax expense for the periods ended December 31, 2020, 2019 and 2018.

10. LONG-TERM DEBT
As of December 31, 2020 and 2019, our long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2020	2019

ABL Facility	$9,000	$—
Term Loan	213,809	—
Credit Facility revolver	—	73,876
Credit Facility term loan	—	49,735
Total	222,809	123,611
Convertible debt[1]	84,534	201,619
Finance lease obligations	5,153	5,363
Total debt and finance lease obligations	312,496	330,593
Current portion of long-term debt and finance lease obligations	(337)	(5,294)
Total long-term debt and finance lease obligations, less current portion	$312,159	$325,299
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future maturities of long-term debt, excluding finance leases, are as follows (in thousands):

December 31
2021	$—
2022	—
2023	93,130
2024	9,000
2025	—
Thereafter	250,000
Total	$352,130
For information on our finance lease obligations, see footnote 11.

ABL Facility
On December 18, 2020, we entered into an asset-based credit agreement (the “ABL Facility”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150 million. The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $50 million or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $50 million outstanding and we do not have sufficient availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.
Our obligations under the ABL Facility are guaranteed by certain of our direct and indirect subsidiaries, as set forth in the ABL Facility agreement. The ABL Facility is secured on a first priority basis by, among other things, our accounts receivable, deposit accounts, securities accounts and inventory, including those of our direct and indirect subsidiary guarantors, and on a second priority basis by substantially all other assets of our direct and indirect subsidiary guarantors. Borrowing availability under the ABL Facility is based on a percentage of the value of accounts receivable and inventory, reduced for certain reserves.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. Depending on the amount of average excess availability, the applicable margin is between 1.75% to 2.25% for Base Rate borrowings with a 1.75% Base Rate floor and between 2.75% and 3.25% for LIBOR rate borrowings with a 0.75% LIBOR rate floor. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the ABL Facility agreement. The fee for undrawn amounts ranges from 0.375% to 0.5%, depending on usage and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, makes changes to the nature of our business, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our excess availability is less than the greater of (i) $15.0 million and (ii) 10.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 must be maintained. Upon the occurrence of certain events of default, an additional 2.0% interest maybe required on the outstanding loans under the ABL Facility.
At December 31, 2020, we had $24.6 million of cash on hand and approximately $59.5 million of available borrowing capacity under the ABL Facility. Direct and incremental costs associated with the issuance of the ABL Facility were approximately $3.3 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Facility.
Atlantic Park Term Loan
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $50 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date. As set forth in the Term Loan agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The Term Loan bears an interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The Base rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for Base rate borrowings with a 2.00% Base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan agreement. The loans under the Term Loan were issued with an original issue discount of 3.00%, and are, in whole or in part, prepayable any time and from time to time, at a prepayment premium (including a make whole during the first two years) specified in the Term Loan agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan at December 31, 2020 was 11.93%.
The Term Loan contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock.
Commencing with the fiscal quarter ending March 31, 2022, we are also required to maintain a net leverage ratio of less than or equal to 7.00 to 1.00, calculated quarterly on a trailing twelve-month basis. In addition, our capital expenditures may not exceed $33.0 million during any four fiscal quarter period, provided that this covenant will not apply if the total net leverage ratio is less than or equal to 4.00 to 1.00 at the end of the second and fourth quarter of each year.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the decline in oil and gas end markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and decline in the oil and gas end markets could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.

In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.5 million at December 31, 2020 and $20.5 million at December 31, 2019. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants under the ABL Facility.
Warrant
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC a warrant to purchase up to 3,582,949 shares of our common stock (the “Warrant”), which is exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share. The exercise price and the number of share of common stock issuable on exercise of the Warrant are subject to certain antidilution adjustments, including stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions.
The Warrant (and shares of common stock issuable upon exercise of the Warrant) are transferable upon the earliest of (i) the date that is 365 days from the date of the agreement, (ii) the last consecutive trading day where the last reported sale price of our common stock equals or exceeds $20.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 10 trading days within any 15-trading day period commencing at least 180 days after the date of the agreement, or (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, without our consent, except for transfers to certain disqualified institutions pursuant to one or more privately negotiated transactions.
Recognition, Use of Proceeds and Debt Issuance Costs
ASC 470 requires that proceeds from the sale of a debt instrument with stock purchase warrants should be allocated between the two elements based on the relative fair values of (i) the debt instrument without the warrants and (ii) the warrants themselves at time of issuance. We determined the fair value of the Warrant at time of issuance was $23.8 million and the fair value of the Term Loan was $218.7 million. The fair value of the Warrant was recognized in additional paid in capital and treated as discount to the face value of the Term Loan. Direct and incremental costs associated with the issuance of the Term Loan were approximately $5.1 million and were capitalized as debt issuance costs. Issuance costs allocated to the Warrant based on the comparable cost method were $1.4 million and were recorded as a reduction to additional paid in capital. The debt issuance costs, the discount associated with the Warrant and the OID will be amortized using the effective interest method over the term of the Term Loan.
We used a portion of the proceeds from the Term Loan, totaling approximately $128.8 million, to repay all borrowings, including accrued interest, outstanding under our prior credit facility (the “Credit Facility”). The Credit Facility, which was comprised of a revolver and term loan, was retired. Unamortized costs associated with the Credit Facility were $2.2 million at time of repayment and were expensed as loss on debt extinguishment.
We retired $136.9 million par value of our Notes for $135.5 million, excluding accrued interest, using proceeds from the Term Loan and borrowings under the ABL Facility. ASC 470 requires that the fair value of consideration transferred at settlement be allocated between the debt component and equity component of the Notes. To determine the fair value of the debt component of the Notes, we measured the fair value of a similar debt instrument without an associated conversion feature. The remaining fair value was allocated to the equity component of the Notes. The amounts allocated to the debt and equity components were in accordance with ASC 470 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined the fair value of the retired Notes was $121.8 million at extinguishment, with the remaining consideration of $13.7 million allocated to the equity component. The carrying amount of the retired Notes at extinguishment, net of unamortized discount and debt issuance costs was $124.0 million. Therefore, in connection with the retirement of the Notes, we recognized a gain on extinguishment of $2.2 million. Additionally, we incurred approximately $2.6 million in third-party fees in connection with the retirement of the Notes, of which $2.2 million were expensed as loss on debt extinguishment and $0.4 million recorded as equity reacquisition costs.

Convertible Debt
Description of the Notes

On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”). As discussed above, in December 2020, we retired $136.9 million par value of our Notes, and as of December 31, 2020, the principal amount of Notes outstanding was $93.1 million.

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

The Notes were initially convertible into 10,599,067 shares of common stock. Previously, because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing rules of the NYSE to obtain the approval of the holders of our outstanding shares of common stock before the Notes could be converted. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes.

As a result of the redemption and extinguishment of the Notes discussed above, the Notes are convertible into 4,291,705 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.
We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions are met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under the Credit Facility.

Accounting Treatment of the Notes

As of December 31, 2020 and 2019, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

	December 31,
	2020	2019
Liability component:
Principal	$93,130	$230,000
Unamortized issuance costs	(1,440)	(4,756)
Unamortized discount	(7,156)	(23,625)
Net carrying amount of the liability component[1]	84,534	201,619

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$7,969	$13,912
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$45,377
_________________
1    Included in the “Long-term debt and finance lease obligations” line of the consolidated balance sheets.
2    Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the consolidated balance sheets.
3    Relates to the portion of the Notes accounted for under ASC 815-15 (defined below) and is included in the “Additional paid-in capital” line of the consolidated balance sheets.

Under ASC 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the Notes) in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. As the Notes were initially convertible into more than 19.99% of our outstanding common stock and shareholder approval in accordance with the NYSE rules (as described above) had not yet been obtained at the time the Notes were issued, we concluded that embedded derivative accounting under ASC 815-15 was applicable to approximately 60% of the Notes, while the remaining 40% of the Notes were subject to ASC 470-20.
As a result of obtaining shareholder approval on May 17, 2018, the embedded derivative met the criteria to be classified in stockholders’ equity, effective on the date of the approval. Accordingly, we recorded the change in fair value of the embedded derivative liability in our results of operations through May 17, 2018 and then reclassified the embedded derivative liability, which totaled $45.4 million to stockholders’ equity during the second quarter of 2018. The related income tax effects of the reclassification charged directly to stockholders’ equity were $7.8 million. As a result of the reclassification to stockholders’ equity, the embedded derivative is no longer marked to fair value each period. Losses on the embedded derivative liability recognized in the consolidated statements of operations were $24.8 million for the twelve months ended December 31, 2018 (incurred in the first and second quarters of 2018).

The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Twelve Months Ended December 31,
	2020	2019

Coupon interest	$11,329	$11,500
Amortization of debt discount and issuance costs	6,938	6,435
Total interest expense	$18,267	$17,935

Effective interest rate	9.12%	9.12%
Hedges

ASC 815 requires that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows derivatives’ gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Credit risks related to derivatives include the possibility that the counter-party will not fulfill the terms of the contract. We consider counterparty credit risk to our derivative contracts when valuing our derivative instruments.
We previously had borrowings of €12.3 million under the Credit Facility which served as an economic hedge of our net investment in our European operations as fluctuations in the fair value of the borrowing attributable to the U.S. Dollar/Euro spot rate to offset translation gains or losses attributable to our investment in our European operations. In connection with the repayment of the Credit Facility, the economic hedge was terminated, and at December 31, 2020 we had approximately $1.2 million in accumulated other comprehensive income, related to the terminated hedge.
11. LEASES

We adopted ASC 842 effective January 1, 2019 and elected the modified retrospective transition method. We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use (‘ROU’) assets”, “operating lease liabilities” and “current portion of operating lease obligations” on our consolidated balance sheets. Finance leases are included in “property, plant and equipment, net”, “current portion of long-term debt and finance lease obligations” and “long-term debt and finance lease obligations” on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments and short-term lease payments (leases with initial terms less than twelve months) are expensed as incurred.

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

The components of lease expense are as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating lease costs	$26,431	$30,331
Variable lease costs	5,440	6,195
Finance lease costs:
Amortization of right-of-use assets	441	322
Interest on lease liabilities	320	333
Total lease cost	$32,632	$37,181

Other information related to leases are as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,883	$24,263
Operating cash flows from finance leases	327	389
Financing cash flows from finance leases	278	291
Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,624	16,242
Finance leases	60	326

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$63,869	$67,048
Current portion of operating lease obligations	17,375	17,100
Operating lease obligations (non-current)	52,207	54,436

Finance Leases:
Property, plant and equipment, net	$4,779	$5,156
Current portion of long-term debt and finance lease obligations	337	294
Long-term debt and finance lease obligations	4,816	5,069

Weighted average remaining lease term
Operating leases	6 years	6 years
Finance leases	12 years	13 years
Weighted average discount rate
Operating leases	6.7%	8.3%
Finance lease	6.2%	6.3%

As of December 31, 2020, we have no material additional operating and finance leases that have not yet commenced.

As of December 31, 2020, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2021	19,337	621
2022	14,418	625
2023	12,387	559
2024	10,196	545
2025	7,883	555
Thereafter	17,074	4,553
Total future minimum lease payments	81,295	7,458
Less: Interest	11,713	2,305
Present value of lease liabilities	$69,582	$5,153

Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2020, 2019 and 2018 were $38.8 million, $43.0 million and $44.9 million, respectively.

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2020, there were approximately 1.7 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $6.3 million, $10.1 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At December 31, 2020, $12.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.2 years. The recognized income tax benefit totaled $0.4 million, $2.0 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $4.6 million, $5.8 million, $7.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Transactions involving our stock units and director stock grants for the twelve months ended December 31, 2020 are summarized below:

	Twelve Months Ended December 31, 2020
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	784	$17.35
Changes during the year:
Granted	480	$8.56
Vested and settled	(323)	$17.02
Cancelled	(87)	$17.16
Stock and stock units, end of year	854	$12.55
The weighted-average grant date fair value related to stock units and director stock grants during the years ended December 31, 2019 and 2018 was $17.35 and $18.79, respectively. The intrinsic value of stock units and director stock grants vested during the years ended December 31, 2020, 2019 and 2018 was $2.3 million, $5.7 million and $4.8 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2018 (the “2018 Awards”), in 2019 (the “2019 Awards”) and in 2020 (the “2020 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2018 Awards vested as of March 15, 2020 at the RTSR performance target level of 100% and the results of operations performance metric at 73% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $1.7 million, $4.3 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Transactions involving our performance awards during the twelve months ended December 31, 2020 are summarized below:

	Twelve Months Ended December 31, 2020
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	489	$16.49	209	$17.06
Changes during the period:
Granted	162	$7.99	162	$8.56
Vested and settled	(89)	$17.54	(65)	$15.24
Cancelled	(8)	$25.24	(32)	$16.05
Performance stock units, end of period	554	$13.69	274	$12.55
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    The weighted-average grant date fair value related to performance stock units during the year ended December 31, 2019 was $16.66 and during the year ended December 31, 2018 was $15.25. The intrinsic value of performance stock unit awards vested during the years ended December 31, 2020, 2019 and 2018 were $1.3 million, $1.0 million and $0.3 million, respectively.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended December 31, 2020, 2019 and 2018. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
Transactions involving our stock options for the twelve months ended December 31, 2020 are summarized below:

	Twelve Months Ended December 31, 2020
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of year	52	$32.56
Changes during the year:
Exercised	—	$—
Cancelled	(12)	$31.82
Expired	(21)	$29.16
Shares under option, end of year	19	$36.90
Exercisable at end of year	19	$36.90

    No stock options were granted during the years ended December 31, 2020, 2019 and 2018. Options exercisable at December 31, 2020 had a weighted-average remaining contractual life of 2.5 years, and exercise prices ranging from $32.05 to $50.47. The intrinsic value of stock option awards exercised was insignificant for the years ended December 31, 2020, 2019 and 2018.

13. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contributions to the Plan in the years ended December 31, 2020, 2019, and 2018 were approximately $2.1 million, $9.8 million, $11.0 million, respectively. The decrease from 2019 to 2020 was due to the suspension of our matching contribution as of March 2020 due to the COVID-19 pandemic.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plans of two foreign subsidiaries, one plan covering certain United Kingdom employees (the “U.K. Plan”) and the other covering certain Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represented approximately 1.0% of both total pension plan liabilities and total pension plan assets, the schedule of net periodic pension cost (credit) includes combined amounts from the two plans in 2018 only, while assumption and narrative information relates solely to the U.K. Plan below. In connection with the sale of our Norwegian operations in 2018, all assets and liabilities associated with the Norwegian Plan were transferred to the buyer.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2020. Estimated defined benefit pension plan contributions for 2021 are expected to be approximately $4.0 million.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 1.3% as of December 31, 2020. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 2.1% for 2021 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Service cost	$—	$—	$77
Interest cost	1,764	2,323	2,303
Settlement cost	257	221	—
Expected return on plan assets	(2,309)	(2,378)	(3,720)
Amortization of prior service cost	32	32	—
Amortization of net actuarial (gain) loss	—	—	(78)
Net pension cost (credit)	$(256)	$198	(1,418)

The weighted-average assumptions used to determine benefit obligations at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Discount rate	1.3%	2.0%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	2.9%	3.0%
______________
1    Not applicable due to plan curtailment.
The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2020 and 2019 are as follows:

	Twelve Months Ended December 31,
	2020	2019
Discount rate	2.0%	2.8%
Expected long-term return on plan assets	2.9%	3.3%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.0%	3.2%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2020 is determined based on the weighted average of expected returns on asset investment categories as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities.

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Projected benefit obligation:
Beginning of year	$92,407	$84,559
Service cost	—	—
Interest cost	1,764	2,323
Actuarial (gain) loss	8,717	8,425
Benefits paid	(6,288)	(6,050)
Prior service cost	—	—
Disposal of Norwegian Plan	—	—
Foreign currency translation adjustment and other	3,644	3,150
End of year	100,244	92,407
Fair value of plan assets:
Beginning of year	83,086	73,619
Actual gain (loss) on plan assets	10,854	10,393
Employer contributions	3,851	2,295
Benefits paid	(6,288)	(6,050)
Foreign currency translation adjustment and other	3,459	2,829
End of year	94,962	83,086
Excess projected obligation under (over) fair value of plan assets at end of year	$(5,282)	$(9,321)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(7,347)	$(7,365)
Prior service cost	(674)	(656)
Total	$(8,021)	$(8,021)
The accumulated benefit obligation for the U.K. Plan was $100.2 million and $92.4 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2021	$4,207
2022	4,127
2023	4,220
2024	4,115
2025	4,299
2026-2029	21,791
Total	$42,759

The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2020 and 2019 (in thousands):

December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$15,600	$15,600	$—	$—
Equity securities:
Diversified growth fund (b)	22,640	—	22,640	—
Global equity fund (c)	2,922	—	2,922	—
Fixed income securities:
U.K. government fixed income securities (d)	17,478	—	17,478	—
U.K. government index-linked securities (e)	15,331	—	15,331	—
Global absolute return bond fund (f)	12,235	—	12,235	—
Corporate bonds (g)	8,755	—	8,755	—
Total	$94,961	$15,600	$79,361	$—

December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$10,579	$10,579	$—	$—
Equity securities:
Diversified growth fund (b)	20,102	—	20,102	—
Global equity fund (c)	3,207	—	3,207	—
Fixed income securities:
U.K. government fixed income securities (d)	16,166	—	16,166	—
U.K. government index-linked securities (e)	13,012	—	13,012	—
Global absolute return bond fund (f)	11,871	—	11,871	—
Corporate bonds (g)	8,149	—	8,149	—
Total	$83,086	$10,579	$72,507	$—
______________________________
a)The net asset value of the commingled equity and fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled funds are classified as Level 2 assets. The net asset value is corroborated by observable market data (e.g., purchase or sale activities).
b)This category includes investments in a diversified portfolio of equity, bonds, alternatives and cash markets that aims to achieve capital growth returns.
c)This category includes investments in a diversified portfolio of equity, bonds, money markets, alternatives and credit markets to achieve a return with downside protection through monthly put options.
d)This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (gilts) that have maturity periods ranging from 2030 to 2060.
e)This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2022 to 2062. The funds invest in U.K. government bonds and derivatives.
f)This category includes investments in funds predominantly in a wide range of fixed and floating rate investment grade and below investment grade debt instruments traded on regulated markets worldwide with the objective to achieve a return of 3% above 1 month LIBOR over a 3-year basis.
g)This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns.
Investment objectives for the U.K. Plan, as of December 31, 2020, are to:

•optimize the long-term return on plan assets at an acceptable level of risk
•maintain a broad diversification across asset classes
•maintain careful control of the risk level within each asset class
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 27.5% (range of 25% to 30%) for equity securities/diversified growth funds and 72.5% (range of 70% to 75%) for debt securities. Diversified growth funds are actively managed absolute return funds that hold a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2020 and 2019 by asset category:

	Asset Allocations		Target Asset Allocations
	2020	2019	2020	2019
Equity securities and diversified growth funds[1]	26.9%	28.1%	27.5%	27.5%
Debt securities[2]	56.7%	59.2%	72.5%	72.5%
Other	16.4%	12.7%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

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

Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Revenues:
IHT	$374,740	$512,950	$617,378
MS	392,484	535,372	532,365
Quest Integrity	85,315	114,992	97,186
Total	$852,539	$1,163,314	$1,246,929

	Twelve Months Ended December 31,
	2020	2019	2018
Operating income (loss):
IHT[1]	$(174,638)	$24,084	$37,329
MS	25,879	55,385	6,323
Quest Integrity	16,474	28,757	20,138
Corporate and shared support services	(85,077)	(110,372)	(102,751)
Total	$(217,362)	$(2,146)	$(38,961)
______________
1    Includes goodwill impairment loss of $191.8 million for IHT for the year ended December 31, 2020.

	Twelve Months Ended December 31,
	2020	2019	2018
Capital expenditures[1]:
IHT	$3,218	$7,983	$7,643
MS	8,767	10,755	11,141
Quest Integrity	3,743	4,550	3,526
Corporate and shared support services	1,939	8,446	3,621
Total	$17,667	$31,734	$25,931
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2020	2019	2018
Depreciation and amortization:
IHT	$14,891	$17,616	$18,810
MS	21,854	21,835	36,177
Quest Integrity	3,587	3,557	4,285
Corporate and shared support services	5,576	6,051	5,590
Total	$45,908	$49,059	$64,862
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2020, 2019 and 2018 and our total long-lived assets as of December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2020
United States	$606,818	$289,507
Canada	87,028	8,291
Europe	104,667	34,674
Other foreign countries	54,026	4,988
Total	$852,539	$337,460
Twelve months ended December 31, 2019
United States	$838,385	$328,832
Canada	127,574	8,625
Europe	126,794	32,517
Other foreign countries	70,561	6,044
Total	$1,163,314	$376,018
Twelve months ended December 31, 2018
United States	$908,382	$298,567
Canada	139,900	4,165
Europe	126,142	20,224
Other foreign countries	72,505	3,210
Total	$1,246,929	$326,166
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2020, 2019 and 2018 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
OneTEAM Program
Severance and related costs
IHT	$922	$249	$2,995
MS	1,926	418	2,514
Quest Integrity	—	62	418
Corporate and shared support services	517	947	800
Total	3,365	1,676	6,727

Grand total	$3,365	$1,676	$6,727

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

As part of the OneTEAM Program, we decided to eliminate certain employee positions. For the twelve months ended December 31, 2020 and 2019, we have incurred severance charges of $3.4 million and $1.7 million, respectively and the amount we have incurred cumulatively to date is $11.8 million. We expect the program-related expenses to continue through the first quarter of 2021.

A rollforward of our accrued severance liability associated with this program is presented below (in thousands):

Twelve Months Ended December 31, 2020
Balance, beginning of period	$971
Charges	3,365
Payments	(4,195)
Balance, end of period	$141

For the twelve months ended December 31, 2020 and 2019, we also incurred professional fees of $3.2 million and $12.3 million, respectively, associated with OneTEAM.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2020					Twelve Months Ended December 31, 2019
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(26,742)	$4,186	$(8,021)	$387	$(30,190)	$(30,607)	$3,904	$(7,859)	$170	$(34,392)
Other comprehensive income (loss)	3,697	(1,198)	—	13	2,512	3,865	282	(162)	217	4,202
Balance at end of year	$(23,045)	$2,988	$(8,021)	$400	$(27,678)	$(26,742)	$4,186	$(8,021)	$387	$(30,190)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2020			2019			2018
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,697	$(340)	$3,357	$3,865	$393	$4,258	$(9,241)	$(2,923)	$(12,164)
Foreign currency hedge	(1,198)	294	(904)	282	(69)	213	658	(162)	496
Defined benefit pension plans	—	59	59	(162)	(107)	(269)	(638)	40	(598)
Total	$2,499	$13	$2,512	$3,985	$217	$4,202	$(9,221)	$(3,045)	$(12,266)

18. QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$236,839	$189,304	$219,093	$207,303	$852,539
Gross margin	$57,486	$57,376	$63,705	$60,144	$238,711
Operating income (loss)	$(212,932)	$(4,366)	$2,297	$(2,361)	$(217,362)
Income (loss) from continuing operations	$(199,727)	$(13,528)	$(9,073)	$(14,875)	$(237,203)
Net income (loss)	$(199,727)	$(13,528)	$(9,073)	$(14,875)	$(237,203)
Basic and diluted earnings (loss) per share:
Net income (loss)	$(6.54)	$(0.44)	$(0.30)	$(0.48)	$(7.74)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$269,599	$315,829	$290,079	$287,807	$1,163,314
Gross margin	$65,947	$94,597	$83,035	$84,165	$327,744
Operating income (loss)	$(16,528)	$13,004	$(1,840)	$3,218	$(2,146)
Income (loss) from continuing operations	$(24,228)	$6,102	$(7,057)	$(7,234)	$(32,417)
Net income (loss)	$(24,228)	$6,102	$(7,057)	$(7,234)	$(32,417)
Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.80)	$0.20	$(0.23)	$(0.24)	$(1.07)

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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate over time.
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is set forth in this Annual Report on Form 10-K.
Changes in internal control over financial reporting. Except for the changes to remediate the material weakness discussed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020.
Remediation of Prior Year Material Weakness. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting, concluding that our monitoring controls over certain foreign subsidiary operations were ineffective due to our risk assessment not identifying the need for monitoring controls at these subsidiaries. This resulted in management override of certain process level controls allowing a now former employee of Team Industrial Services Netherlands B.V., one of our wholly-owned subsidiaries, to misappropriate assets over a period of multiple years.
During 2020, we took steps to remediate the previously identified material weakness and strengthen our internal control over financial reporting over foreign subsidiary operations. Following a comprehensive review, the following steps to strengthen the associated internal controls were implemented and performed during 2020:
•We established additional review procedures and monitoring activities at a centralized level over all subsidiary senior finance lead roles to verify that process level controls are present and functioning as designed
•Our fraud risk assessment of a location was included, and will be included going forward, as a factor in determining the scope of our SOX compliance program, in order to more fully tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise
•Additional training of finance personnel was given on internal control over financial reporting, the importance of monitoring control activities, and fraud risk assessment
As of December 31, 2020, we have concluded that the enhancements described above to the design of our control activities related to the material weakness were satisfactorily implemented and have operated effectively for a sufficient period of time. Therefore, we concluded that the material weakness was remediated as of December 31, 2020.

ITEM 9B.    OTHER INFORMATION
NONE

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2020, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.    EXECUTIVE COMPENSATION
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”
	2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”
	3)	See exhibits listed under Part (b) below.

(b)		Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.'s Current Report on Form 8-K filed on December 2, 2011, incorporated by reference herein).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K filed on October 25, 2013, incorporated by reference herein).

3.3	Amended and Restated Bylaws of Team, Inc. (filed as Exhibit 3.3 to Team, Inc.’s Annual Report on Form 10-K for year ended December 31, 2017, incorporated by reference herein).

4.1	Description of Securities Registered under Section 12 of Exchange Act

4.2	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to Team, Inc.’s Registration Statement on Form S-1, File No. 2-68928, incorporated by reference herein).

4.3
Indenture, dated July 31, 2017, by and between Team, Inc. and Branch Banking and Trust Company, as trustee, relating to Team, Inc.’s 5.00% Convertible Senior Notes Due 2023 (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed on July 31, 2017, incorporated by reference herein).

4.4
Form of Common Stock Purchase Warrant No. 1 dated December 18, 2020, between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on From 8-K filed on December 21, 2020, incorporated by reference herein).

4.5
Registration Rights and Lock-Up Agreement, dated December 18, 2020, by and between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on December 21, 2020, incorporated herein by reference)

10.1†
Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on September 30, 2009, incorporated by reference herein).

10.2†	Form of Team, Inc. Stock Unit Award Agreement (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on October 17, 2013, incorporated by reference herein).

10.3†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to Team, Inc.’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.4†	Team, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Appendix A of Team, Inc.’s Definitive Proxy on Schedule 14A, as filed with the SEC on April 12, 2016).

10.5.1†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to Team, Inc.’s Current Report on Form S-8, File No. 333-225727, filed on June 19, 2018, incorporated by reference herein).

10.5.2†	Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of Team, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2019).

10.6†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

10.7†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K filed on October 17, 2008, incorporated by reference herein).

Exhibit Number	Description
10.8†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed November 4, 2014, incorporated by reference herein).

10.9†	Form of Performance Award Agreement (filed as Exhibit 10.14 to Team, Inc.’s Annual Report on Form 10-K filed on March 16, 2017, incorporated by reference herein).

10.10†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to Team, Inc.’s Annual Report on Form 10-K filed on March 19, 2019, incorporated by reference herein).

10.11†
Form of Performance Unit Award Agreement for the Performance Units Awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.12 to Team, Inc.’s Annual Report on Form 10-K filed on March 19, 2019, incorporated by reference herein).

10.12
Purchase Agreement, dated July 25, 2017, by and between Team, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto, relating to Team, Inc.’s 5.00% Convertible Senior Notes Due 2023 (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on July 31, 2017, incorporated by reference herein).

10.13†
Letter Agreement Regarding Retention Benefits, dated September 18,2017, by and between Team, Inc. and Jeffrey L. Ott, (incorporated by reference herein Exhibit 10.4 to the Team, Inc.’s Current Report on Form 8-K, filed on September 19, 2017).

10.14†
Offer Letter, dated January 15, 2018, by and between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.15†
Form of Performance Unit Award Agreement by and between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on January 16, 2018, incorporated by reference herein).

10.16
Settlement Agreement, dated February 8, 2018, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto), (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.17
Confidentiality Agreement, dated July 2, 2018, by and among Team, Inc. and Engine Capital. L.P. (together with the entities listed on the signature page thereto, (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on July 6, 2018, incorporated by reference herein).

10.18†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

10.19†
Offer Letter, dated July 1, 2018, by and between TEAM, Inc. and Grant Roscoe (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K/A filed on July 11, 2018, incorporated by reference herein).

10.20†
Offer Letter dated November 26, 2018, by and between Team, Inc. and Susan M. Ball (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

10.21†
Transition, Severance, and Release Agreement dated November 26, 2018, by and between Team, Inc. and Greg L. Boane (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on November 28, 2018, incorporated by reference herein).

10.22
Credit Agreement, dated as of December 18, 2020, among Team, Inc., as Borrower, the lenders from time to time party thereto, Citibank, N.A., as Agent Joint Lead Arranger and Joint Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank, National Association, as Co-Syndications Agent and Regions Bank as Co-Syndication Agent (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on December 21, 2020, incorporated herein by reference).

10.23
Team Loan Credit Agreement, dated as of December 18, 2020, among Team, Inc., as Borrower, thelenders from time to time party thereto, and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on December 21, 2020, incorporated herein by reference)

10.24†	Severance Agreement and Release (with Agreement of Non-Solicitation and Non-Competition) between Team, Inc. and Grant Roscoe dated as of January 12, 2021.

21	Subsidiaries of the Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.

*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 11, 2021.

TEAM, INC.

/S/ AMERINO GATTI
Amerino Gatti
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ AMERINO GATTI	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 11, 2021
(Amerino Gatti)

/S/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021
(Susan M. Ball)

/S/ JEFFERY G. DAVIS	Director	March 11, 2021
(Jeffery G. Davis)

/S/ BRIAN K. FERRAIOLI	Director	March 11, 2021
(Brian K. Ferraioli)

/S/ SYLVIA J. KERRIGAN	Director	March 11, 2021
(Sylvia J. Kerrigan)

/S/ MICHAEL A. LUCAS	Director	March 11, 2021
(Michael A. Lucas)

/S/ CRAIG L. MARTIN	Director	March 11, 2021
(Craig L. Martin)

/S/ ROBERT SKAGGS JR.	Director	March 11, 2021
(Robert Skaggs Jr.)

/S/ LOUIS A. WATERS	Director	March 11, 2021
(Louis A. Waters)

/S/ GARY G. YESAVAGE	Director	March 11, 2021
(Gary G. Yesavage)