Form 10-Q
period 2021-03-31
TEAM INC
filed 2021-05-07
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,893,575 shares of common stock, par value $0.30, outstanding as of April 30, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,344	$24,586
Receivables, net	194,214	194,066
Inventory	36,601	36,854
Income tax receivable	2,346	1,474
Prepaid expenses and other current assets	38,727	26,752
Total current assets	294,232	283,732
Property, plant and equipment, net	166,524	170,309
Operating lease right-of-use assets	68,183	63,869
Intangible assets, net	99,864	103,282
Goodwill	90,393	91,351
Deferred income taxes	5,438	6,790
Other assets, net	11,552	11,642
Total assets	$736,186	$730,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,295	$42,148
Current portion of long-term debt and finance lease obligations	352	337
Current portion of operating lease obligations	17,044	17,375
Other accrued liabilities	85,608	73,144
Total current liabilities	148,299	133,004
Long-term debt and finance lease obligations	332,723	312,159
Operating lease obligations	56,701	52,207
Defined benefit pension liability	4,122	5,282
Deferred income taxes	2,068	4,375
Other long-term liabilities	9,413	9,345
Total liabilities	553,326	516,372
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,893,447 and 30,874,437 shares issued	9,263	9,257
Additional paid-in capital	424,812	422,589
Retained deficit	(223,856)	(189,565)
Accumulated other comprehensive loss	(27,359)	(27,678)
Total equity	182,860	214,603
Total liabilities and equity	$736,186	$730,975
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$194,618	$236,839
Operating expenses	150,917	179,353
Gross margin	43,701	57,486
Selling, general and administrative expenses	66,124	78,444
Restructuring and other related charges, net	1,877	186
Goodwill impairment charge	—	191,788
Operating loss	(24,300)	(212,932)
Interest expense, net	(9,396)	(6,776)
Other expense, net	(950)	(472)
Loss before income taxes	(34,646)	(220,180)
Benefit for income taxes	355	20,453
Net loss	$(34,291)	$(199,727)

Loss per common share:
Basic and diluted	$(1.11)	$(6.54)

Weighted-average number of shares outstanding:
Basic and diluted	30,878	30,540

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(34,291)	$(199,727)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	217	(9,741)
Foreign currency hedge	—	265
Other comprehensive income (loss), before tax	217	(9,476)
Tax (provision) benefit attributable to other comprehensive income (loss)	102	(185)
Other comprehensive income (loss), net of tax	319	(9,661)
Total comprehensive loss	(33,972)	$(209,388)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860

Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,291)	$(199,727)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,959	11,708
Amortization of deferred loan costs and debt discounts	2,040	2,055
Allowance for credit losses	352	(45)
Foreign currency loss	1,122	574
Deferred income taxes	(920)	(5,764)
Loss (gain) on asset disposal	(18)	26
Goodwill impairment charge	—	191,788
Non-cash compensation cost	2,330	1,530
Other, net	(1,219)	(965)
Changes in operating assets and liabilities:
Accounts receivable	(1,601)	14,357
Inventory	356	713
Prepaid expenses and other current assets	2,009	(5,382)
Accounts payable	2,192	8,297
Other accrued liabilities	327	(3,246)
Income taxes	(821)	(15,002)
Net cash (used in) provided by operating activities	(17,183)	917
Cash flows from investing activities:
Capital expenditures	(3,413)	(8,305)
Business acquisitions, net of cash acquired	—	(1,013)
Proceeds from disposal of assets	29	—
Other	—	6
Net cash used in investing activities	(3,384)	(9,312)
Cash flows from financing activities:
Borrowings under Credit Facility revolver, net	—	20,153
Borrowings under ABL Facility, net	28,000	—
Borrowings under ABL Facility, gross	47,000	—
Payments under ABL Facility, gross	(56,000)	—
Payment under Credit Facility term loan	—	(1,250)
Payments for debt issuance costs	(2,027)	—
Taxes paid related to net share settlement of share-based awards	(101)	(349)
Other	(64)	(60)
Net cash provided by financing activities	16,808	18,494
Effect of exchange rate changes on cash and cash equivalents	1,517	(1,751)
Net (decrease) increase in cash and cash equivalents	(2,242)	8,348
Cash and cash equivalents at beginning of period	24,586	12,175
Cash and cash equivalents at end of period	$22,344	$20,523

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of business. Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
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
We market our services to companies in a diverse array of industries which include:
•Energy (refining, power, and nuclear);
•Energy Transition (liquefied natural gas, hydrogen, carbon capture & sequestration, biofuels, and renewable power);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
Ongoing Effects of COVID-19.  The impact of the COVID-19 pandemic continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.

While the ultimate duration of the COVID-19 pandemic remains unclear, we believe the increased availability and administration of COVID-19 vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
Basis for presentation. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“the 2020 Form 10-K”).
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (4) establishing an allowance for credit losses, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (8) assessments of fair value and (9) managing our foreign currency risk in foreign operations.
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
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Facility and Term Loan (each defined in Note 9) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates are available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5% Convertible Senior Notes due 2023 (the “Notes”) as of March 31, 2021 and December 31, 2020 is $92.9 million and $91.9 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Facility, Term Loan and Notes, see Note 9.
Goodwill. Goodwill and intangible assets acquired in a business combination determined to have an indefinite useful life are not amortized, but are instead tested for impairment, and assessed for potential triggering events, at least annually in accordance with the provisions of the ASC 350 Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 350. We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments.

If the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Our goodwill annual test date is December 1 of each year.

We performed our most recent annual impairment test as of December 1, 2020 and concluded that there was no impairment based upon a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of the reporting units were less than their respective carrying values as of the reporting date. There have been no events that have required an interim assessment of the carrying value of goodwill during 2021.
During the three months ended March 31, 2020, we recognized a non-cash goodwill impairment charge of $191.8 million for the IHT operating segment. These charges were a result of an interim goodwill impairment test that was triggered due to certain impairment indicators that were present during the first quarter of 2020, primarily the decline in operating results due to COVID-19, lower oil prices and related impacts on the IHT operating segment.
There was $90.4 million of goodwill at March 31, 2021 and $91.4 million at December 31, 2020. The following table presents a rollforward of goodwill for the three months ended March 31, 2021 as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2020	$212,928	$(212,928)	$—	$110,721	$(54,101)	$56,620	$34,731	$—	$34,731	$358,380	$(267,029)	$91,351
FX Adjustments	—	—	—	(559)	—	(559)	(399)	—	(399)	(958)	—	(958)
Balance at March 31, 2021	$212,928	$(212,928)	$—	$110,162	$(54,101)	$56,061	$34,332	$—	$34,332	$357,422	$(267,029)	$90,393

Concentration of credit risk. No single customer accounts for more than 10% of consolidated revenues.
Earnings (loss) per share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the assumed exercise or conversion of (1) outstanding share-based compensation, (2) our Notes and (3) outstanding Warrants (defined in Note 9). The impact of share-based compensation, the Notes and warrants are calculated using the treasury stock method.
Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we may elect to deliver shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount.

Amounts used in basic and diluted earnings per share, for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,878	30,540
Stock options, stock units and performance awards	—	—
Notes	—	—
Warrants	—	—
Total shares and dilutive securities	30,878	30,540
For the three months ended March 31, 2021 and 2020, all outstanding share-based compensation awards and the Warrants were excluded from the calculation of diluted EPS as their inclusion would be antidilutive due to the net loss in both periods. Also, for the three months ended March 31, 2021 and 2020, the Notes were excluded from diluted EPS as the conversion price exceeded the average price of our common stock during those periods. For information on our Notes and Warrants, refer to Note 9. For information on our share-based compensation awards, refer to Note 12.

Newly Adopted Accounting Principles
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. The adoption of ASU No. 2019-12 had no impact on the current quarter.
Accounting Principles Not Yet Adopted
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
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted EPS for convertible instruments and requires the use of the if-converted method. We expect to adopt ASU 2020-06 beginning January 1, 2022, at which time we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted EPS, if the effect would be dilutive. We are still evaluating the other impacts this ASU may have on our financial statements.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue when the performance obligations are satisfied.
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three months ended March 31, 2021 and 2020.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$89,225	$1,914	$91,139	$105,304	$2,577	$107,881
MS	60,046	27,350	87,396	76,582	27,937	104,519
Quest Integrity	9,055	7,028	16,083	12,833	11,606	24,439
Total	$158,326	$36,292	$194,618	$194,719	$42,120	$236,839

	Three Months Ended March 31, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$71,530	$81	$13,455	$6,073	$91,139
MS	—	85,976	689	731	87,396
Quest Integrity	16,083	—	—	—	16,083
Total	$87,613	$86,057	$14,144	$6,804	$194,618

	Three Months Ended March 31, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$86,407	$101	$14,146	$7,227	$107,881
MS	—	102,615	479	1,425	104,519
Quest Integrity	24,439	—	—	—	24,439
Total	$110,846	$102,716	$14,625	$8,652	$236,839

For additional information on our reportable operating segments and geographic information, refer to Note 15.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 3 for additional information on the allowance for credit losses and our trade receivables. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.

Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable, net[1]	$194,214	$194,066
Contract assets[2]	$4,859	$5,242
Contract liabilities[3]	$961	$930
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $0.4 million decrease in our contract assets from December 31, 2020 to March 31, 2021 is due to less fixed price contracts in progress at March 31, 2021 as compared to December 31, 2020. Contract liabilities as of March 31, 2021 are associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of March 31, 2021. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of March 31, 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable	$142,841	$157,513
Unbilled receivables	60,404	46,471
Allowance for credit losses	(9,031)	(9,918)
Total	$194,214	$194,066
Topic 326 - Credit Losses (“ASC 326”), which we adopted January 1, 2020, applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables and (iii) variances in economic risk characteristics across geographic regions.

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
The following table shows a rollforward of the allowance for credit losses:

	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Balance at beginning of period	9,918	$9,990
Adoption of account pronouncement ASC 326[1]	—	1,410
Provision for expected credit losses	352	(45)
Write-offs	(1,212)	(1,441)
Foreign exchange effects	(27)	(240)
Balance at end of period	9,031	9,674
_________________
1 Due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Raw materials	$7,692	$7,395
Work in progress	2,967	2,890
Finished goods	25,942	26,569
Total	$36,601	$36,854

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Land	$5,784	$5,805
Buildings and leasehold improvements	57,668	57,632
Machinery and equipment	304,073	302,886
Furniture and fixtures	11,753	11,450
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	20,512	20,508
Automobiles	4,367	4,518
Construction in progress	9,376	8,329
Total	459,450	457,045
Accumulated depreciation and amortization	(292,926)	(286,736)
Property, plant and equipment, net	$166,524	$170,309
Included in the table above are assets under finance leases of $4.7 million and $4.8 million, net of accumulated amortization of $1.0 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense for the three months ended March 31, 2021 and 2020 was $7.5 million and $8.1 million, respectively.

6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,289	$(79,584)	$95,705	$175,418	$(76,541)	$98,877
Non-compete agreements	5,541	(5,541)	—	5,569	(5,569)	—
Trade names	24,797	(21,893)	2,904	24,870	(21,794)	3,076
Technology	7,858	(6,727)	1,131	7,879	(6,691)	1,188
Licenses	855	(731)	124	864	(723)	141
Total	$214,340	$(114,476)	$99,864	$214,600	$(111,318)	$103,282
Amortization expense of intangible assets for the three months ended March 31, 2021 and March 31, 2020 was $3.4 million and $3.6 million, respectively. Amortization expense to be recognized for the remainder of 2021 is approximately $10 million and approximately $13 million per year from 2022 through 2025.

7. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Payroll and other compensation expenses	$43,278	$42,668
Legal and professional accruals	19,437	4,135
Insurance accruals	7,247	6,659
Property, sales and other non-income related taxes	6,074	8,722
Accrued commission	661	1,048
Accrued interest	1,590	2,437
Other	7,321	7,475
Total	$85,608	$73,144
Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in Prepaid expenses and other current assets. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accrued liabilities includes items such as contract liabilities and other accrued expenses.

8. INCOME TAXES
We recorded an income tax benefit of $0.4 million for the three months ended March 31, 2021 compared to a benefit of $20.5 million for the three months ended March 31, 2020. The effective tax rate was 1.0% for the three months ended March 31, 2021, compared to 9.3% for the three months ended March 31, 2020.
Our effective tax rate differed from the statutory tax rate due to tax losses in jurisdictions in which the tax benefits have been offset by valuation allowances.

9. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
ABL Facility	$28,000	$9,000
Term Loan[1]	214,682	213,809
Total	242,682	222,809
Convertible debt[1]	85,300	84,534
Finance lease obligations	5,093	5,153
Total debt and finance lease obligations	333,075	312,496
Current portion of long-term debt and finance lease obligations	(352)	(337)
Total long-term debt and finance lease obligations, less current portion	$332,723	$312,159
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs.

ABL Facility
On December 18, 2020, we entered into an asset-based credit agreement (the “ABL Facility”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150 million. The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024, subject to certain conditions. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.

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
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. Borrowings made through a Base Rate do not have a stated maturity date, however, LIBOR borrowings are typically issued with terms of 90 days or less. For purposes of classification of borrowings and payments made under the ABL Facility in the Statement of Cash Flows, we report Base Rate borrowings on a gross basis, while LIBOR borrowings (and swingline borrowings, which are due on demand) are presented on a net basis.
At March 31, 2021, we had $22.3 million of cash on hand and approximately $46.7 million of available borrowing capacity under the ABL Facility. The ABL Facility contains customary conditions to borrowings, events of default and covenants, all of which we were in compliance with at March 31, 2021.
Atlantic Park Term Loan
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, subject to certain conditions. The Term Loan is secured by substantially all of our assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The effective interest rate on the Term Loan at March 31, 2021 was 11.95%.
The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at March 31, 2021.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.6 million at March 31, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
Warrant
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC a warrant to purchase up to 3,582,949 shares of our common stock (the “Warrants”), which is exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share. The exercise price and the number of shares of common stock issuable on exercise of the Warrants are subject to certain antidilution adjustments.
Convertible Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act. In December 2020, we retired $136.9 million par value of the Notes, and as of March 31, 2021, the principal amount outstanding was $93.1 million.

The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

As a result of the redemption and extinguishment of the Notes in December 2020, the Notes are convertible into 4,291,705 shares of our common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances described in the indenture governing the Notes, increase the conversion rate for the Notes so surrendered for conversion.
We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which we provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

As of March 31, 2021 and December 31, 2020, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Liability component:
Principal	$93,130	$93,130
Unamortized issuance costs	(1,312)	(1,440)
Unamortized discount	(6,518)	(7,156)
Net carrying amount of the liability component[1]	$85,300	$84,534

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$7,969	$7,969
Carrying amount of the equity component, net of issuance costs	$37,276	$37,276
_________________
1        Included in the “Long-term debt” line of the condensed consolidated balance sheets.
2        Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Coupon interest	$1,164	$2,875
Amortization of debt discount and issuance costs	766	1,707
Total interest expense on Notes	$1,930	$4,582

Effective interest rate	9.12%	9.12%
As of March 31, 2021, the remaining amortization period for the debt discount and issuance costs is 28 months.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating lease costs	$7,239	$7,518
Variable lease costs	1,276	1,493
Finance lease costs:
Amortization of right-of-use assets	117	108
Interest on lease liabilities	78	81
Total lease cost	$8,710	$9,200

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:	(unaudited)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	5,356	5,865
Operating cash flows from finance leases	80	83
Financing cash flows from finance leases	78	65
Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,172	1,092
Finance leases	22	—

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$68,183	$63,869
Current portion of operating lease obligations	17,044	17,375
Operating lease obligations (non-current)	56,701	52,207
Weighted average remaining lease term	6.0 years	6.0 years
Weighted average discount rate	6.8%	6.7%

	March 31, 2021	December 31, 2020
Finance Leases:	(unaudited)
Property, plant and equipment, net	$4,679	$4,779
Current portion of long-term debt and finance lease obligations	352	337
Long-term debt and finance lease obligations	4,741	4,816
Weighted average remaining lease term	12.0 years	12.0 years
Weighted average discount rate	6.2%	6.2%

As of March 31, 2021, we have no material additional operating and finance leases that have not yet commenced.

As of March 31, 2021, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2021 (Remainder of the year)	26,571	629
2022	16,553	629
2023	13,074	564
2024	10,718	547
2025	8,358	556
Thereafter	22,780	4,553
Total future minimum lease payments	98,054	7,478
Less: Interest	(24,309)	(2,385)
Present value of lease liabilities	$73,745	$5,093

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Interest cost	$322	$441
Expected return on plan assets	(503)	(578)
Amortization of prior service cost	9	8
Net periodic pension credit	$(173)	$(129)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $4.1 million to the U.K. Plan for 2021, of which $1.0 million has been contributed through March 31, 2021.

12. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant awards which include, but are not limited to, stock options, stock units, common stock or performance awards to officers, directors and key employees. At March 31, 2021, there were approximately 1.7 million restricted stock units, performance awards and stock options outstanding. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to all share-based awards totaled $2.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2021, $12.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.0 years.
Stock units
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $1.5 million and $1.1 million for the three months ended March 31, 2021 and 2020.
Transactions involving our stock units and director stock grants during the three months ended March 31, 2021 are summarized below:

	Three Months Ended March 31, 2021
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$12.55
Changes during the period:
Granted	—	$—
Vested and settled	—	$—
Forfeited and cancelled	(10)	$12.78
Stock and stock units, end of period	844	$12.54
Performance stock units
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards are subject to a two-year performance period and a concurrent two-year service period. The performance goals are separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The LTPSU awards granted in 2019 vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level. A total of 19,048 shares, net of shares withheld for taxes, were issued in connection with the achievement of the 25% performance target.

The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
Transactions involving our performance awards during the three months ended March 31, 2021 are summarized below:

	Three Months Ended March 31, 2021
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	553	$13.69	273	$12.55
Changes during the period:
Granted	110	$14.96	110	$11.69
Vested and settled	(28)	$25.24	—	$—
Forfeited and cancelled	(95)	$23.14	(122)	$17.49
Performance stock units, end of period	540	$11.71	261	$9.87
_________________
1    Performance units with variable payouts are shown at target level of performance.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,045)	$2,988	$(8,021)	$400	$(27,678)	$(26,742)	$4,186	$(8,021)	$387	$(30,190)
Other comprehensive income (loss)	217	—	—	102	319	(9,741)	265	—	(185)	(9,661)
Balance, end of period	$(22,828)	$2,988	$(8,021)	$502	$(27,359)	$(36,483)	$4,451	$(8,021)	$202	$(39,851)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$217	$102	$319	$(9,741)	$(120)	$(9,861)
Foreign currency hedge	—	—	—	265	(65)	200
Total	$217	$102	$319	$(9,476)	$(185)	$(9,661)

14. COMMITMENTS AND CONTINGENCIES
California Wage and Hour Litigation - On June 24, 2019 and August 26, 2020, two putative class action complaints were filed against Team Industrial Services, Inc. in the Superior Court for the County of Los Angeles, California. The plaintiff in the first filed action is Michael Thai (the “Thai action”). The plaintiff in the second filed action is Alex Esqueda (the “Esqueda action”). All of the claims pleaded in the Esqueda action were also pleaded in the Thai action. Each of the plaintiffs assert claims for alleged wage and hour violations under the California Labor Code (for alleged unpaid wages, failure to provide meal and rest breaks, and derivative related claims). The Thai action also asserts a putative class claim for violation of the Fair Credit Reporting Act. Both cases were stayed shortly after filing to allow the parties to mediate the claims. On February 23, 2021, the Los Angeles Superior Court designated the Thai and Esqueda actions as related cases. While the parties mediated on March 18, 2021, the cases did not settle.
On April 16, 2021, Team Industrial Services, Inc. removed both the Thai and Esqueda actions to the United States District Court for the Central District of California, where they remain pending.
We intend to vigorously defend ourselves in the Thai and Esqueda actions. No assurances can be provided as to the timing or outcome of these matters or the impact they may have on us, our consolidated financial condition, results of operations or cash flows.
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. While the specifics of the EPA’s allegations and proposed penalties have not been provided to us with respect to six of the seven facilities, we understand the allegations largely relate to spent film developing solutions generated through our mobile radiographic inspection services and that the claims relate to the characterization of those wastes and related reporting, training, and planning. We are unable at this time to estimate any ultimate monetary penalties associated with these very preliminary allegations.
We are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business. We cannot predict with certainty the ultimate resolution of lawsuits, investigation and claims asserted against us. While our insurance coverage might not be available or adequate to cover these claims, we do not believe that any uninsured losses that might arise from these lawsuits and proceedings will have a materially adverse effect on our consolidated financial statements.
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
IHT	$91,139	$107,881
MS	87,396	104,519
Quest Integrity	16,083	24,439
Total	$194,618	$236,839

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$364	$(192,150)
MS	115	1,022
Quest Integrity	(252)	6,106
Corporate and shared support services	(24,527)	(27,910)
Total	$(24,300)	$(212,932)
_________________
1    Includes goodwill impairment charge for IHT as discussed in Note 1 that impacted operating income (loss) for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,714	$1,041
MS	1,152	3,617
Quest Integrity	406	971
Corporate and shared support services	125	1,075
Total	$4,397	$6,704
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,470	$3,983
MS	5,439	5,431
Quest Integrity	712	886
Corporate and shared support services	1,338	1,408
Total	$10,959	$11,708
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$141,832	$173,510
Canada	16,494	21,209
Europe	25,711	28,546
Other foreign countries	10,581	13,574
Total	$194,618	$236,839
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

16. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net are summarized by segment as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating Group Reorganization
Severance and related costs
IHT	$283	$—
MS	139	—
Quest Integrity	233	—
Corporate and shared support services	1,222	—
Grand Total	$1,877	$—
Operating Group Reorganization
In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the three months ended March 31, 2021, we incurred severance charges of $1.9 million, which represent all costs cumulatively incurred to date as a result of the Operating Group Reorganization. We expect expenses related to the Operating Group Reorganization to continue through the end of 2021.
A rollforward of our accrued severance liability associated with this reorganization is presented below (in thousands):

Three Months Ended March 31, 2021
(unaudited)
Balance, beginning of period	$—
Charges	1,877
Payments	(353)
Balance, end of period	$1,524

For the three months ended March 31, 2021, we also incurred professional fees of $0.8 million associated with the Operating Group Reorganization.

OneTEAM Program
Beginning in 2017, we undertook a project (“OneTEAM”) to assess all aspects of our business for improvement and cost saving opportunities. We did not incur any severance costs under OneTEAM during the three months ended March 31, 2021. During the three months ended March 31, 2020, we incurred $0.2 million in severance charges associated with OneTEAM. We have incurred $11.8 million of OneTEAM severance charges cumulatively to date, and do not expect any further costs under this program. As of March 31, 2021, we had no remaining severance liability outstanding under OneTEAM.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”).
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in the 2020 Form 10-K in Part I, Item 1A under the heading “Risk Factors,” and in our subsequently filed Quarterly Reports on Form 10-Q. Such risks, uncertainties and other important factors include, among others, risks related to:
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the impact of the COVID-19 pandemic, and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects, cost overruns on our projects and the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our clients’ industry;
•risk of non-payment and/or delays in payment of receivables from our clients;
•our ability to generate sufficient cash from operations, access our ABL Facility, or maintain our compliance with our ABL Facility and Term Loan covenants;
•environmental, health and safety regulations, including those related to climate change and emission of “greenhouse gases” that impact the demand for our services and products;
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
We market our services to companies in a diverse array of industries which include:
•Energy (refining, power, and nuclear);
•Energy Transition (liquefied natural gas, hydrogen, carbon capture & sequestration, biofuels, and renewable power);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
Certain service lines can also support our clients in mitigating key environmental performance, social impact, and governance issues. We believe our ability to apply appropriate technology based on identified risks allows our clients to recognize issues quickly, mitigate their impact, and manage costs effectively. We further believe our professional teams of experienced engineers and technicians support each client with the best on the job safety and service training, equipment and technical support in the industry.
In January 2021, we announced a new strategic organizational structure (the “Operating Group Reorganization”). The new streamlined structure supports our global operations with greater focus on further improving operational and financial performance through three new operating groups: Inspection and Heat Treating Group (the “IHT Group”), Mechanical & Onstream Services group (the “MOS Group”) and Asset Integrity & Digital (the “AID Group”). The IHT Group, which includes the IHT segment, is dedicated to growing its stable nested footprint as regulatory compliance requirements increase, expanding turnaround activity, and diversifying its end markets globally, such as through increased investment in the Aerospace business line. The MOS Group, which includes the MS segment, continues to target turnarounds and capital projects, and improve performance, efficiency, and longevity of aging critical assets. We believe that the MOS Group is primed to grow with the industry recovery led by the high demand of maintenance and call-out work. The AID Group, which includes the Quest Integrity segment, will focus on expanding mechanical and pipeline integrity, risk-based inspection, remote visual inspection, and digital platform. The AID Group will also optimize our research and development activities, including product and technology development. These changes had no effect on our reportable segments.

Ongoing Effects of COVID-19
The impact of the COVID-19 pandemic continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.
While the ultimate duration of the COVID-19 pandemic remains unclear, we believe the increased availability and administration of COVID-19 vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of March 31, 2021, we have deferred employer payroll taxes of $14.2 million with approximately half of the deferral due in each of 2021 and 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $2.0 million and $0.4 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the three months ended March 31, 2021. As of March 31, 2021, we also deferred certain payroll related expenses and tax payments of $4.6 million under other foreign government programs which will be due in 2021 and 2022.

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2021 compared to March 31, 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$91,139	$107,881	$(16,742)	(15.5)%
MS	87,396	104,519	(17,123)	(16.4)%
Quest Integrity	16,083	24,439	(8,356)	(34.2)%
Total revenues	$194,618	$236,839	$(42,221)	(17.8)%
Operating income (loss):
IHT	$364	$(192,150)	$192,514	100.2%
MS	115	1,022	(907)	(88.7)%
Quest Integrity	(252)	6,106	(6,358)	(104.1)%
Corporate and shared support services	(24,527)	(27,910)	3,383	12.1%
Total operating income (loss)	$(24,300)	$(212,932)	$188,632	NM1

Interest expense, net	(9,396)	(6,776)	(2,620)	(38.7)%
Other expense, net	(950)	(472)	(478)	(101.3)%
Loss before income taxes	(34,646)	$(220,180)	$185,534	84.3%
Benefit for income taxes	355	20,453	(20,098)	(98.3)%
Net loss	$(34,291)	$(199,727)	$165,436	82.8%
_________________
1    NM - Not meaningful.
Revenues. Total revenues decreased $42.2 million or 17.8% from the prior year quarter. Excluding the favorable impact of $3.4 million due to foreign currency exchange rate changes, total revenues decreased by $45.6 million, IHT revenues decreased by $17.6 million, MS revenues decreased by $19.3 million and Quest Integrity revenues decreased by $8.7 million. Decreased revenue for IHT, MS and Quest Integrity were due to activity levels being negatively impacted by the COVID-19 pandemic, which began impacting our operations in March 2020. Additionally, TEAM’s Midwest and Gulf Coast operations were negatively impacted by a winter storm that resulted in large scale power outages and temporary refining and petrochemical plant closures during the quarter, resulting in lower demand for our services. Within the oil and gas industry, we expect refining utilization rates to continue to increase as the outlook for global petroleum demand improves. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the foreign currencies to which we have exposure during the current year quarter.

Operating loss. Overall operating loss was $24.3 million in the current year quarter compared to an operating loss of $212.9 million in the prior year quarter. The overall decrease in operating loss is attributable to IHT which experienced an increase in operating income of $192.5 million due to a non-cash goodwill impairment charge recorded during the first quarter of 2020, arising from the impacts of the COVID-19 pandemic. Additionally, operating loss for the period was impacted by a decrease in corporate and shared services expenses of $3.4 million partially offset by decreases in operating income in MS and Quest Integrity of $0.9 million and $6.4 million, respectively. The decline in corporate and shared support service expenses was driven primarily by lower payroll and non-cash compensation expenses, partially offset by an increase in severance costs.
For the three months ended March 31, 2021, operating loss includes net expenses totaling $5.7 million that we do not believe are indicative of our core operating activities, while the prior year quarter included $195.8 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended March 31, 2021
Professional fees and other[1]	$—	$—	$—	$1,146	$1,146
Legal costs[2]	—	—	—	2,475	2,475
Severance charges, net[3]	475	139	209	1,224	2,047
Total	$475	$139	$209	$4,845	$5,668
Three Months Ended March 31, 2020
Professional fees and other[1]	$—	$—	$—	$2,545	$2,545
Legal costs[2]	—	—	—	1,250	1,250
Restructuring and other related charges, net	8	130	—	48	186
Goodwill impairment charge	191,788	—	—	—	191,788
Total	$191,796	$130	$—	$3,843	$195,769
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs) and $0.3 million of costs associated with the OneTEAM program (exclusive of restructuring costs). For the three months ended March 31, 2020, includes $1.8 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three months ended March 31, 2021, primarily relates to an accrued legal matter and other legal fees. For March, 31, 2020, primarily relates to costs associated with international legal and internal control review matters.
3    For the three months ended March 31, 2021, includes $1.9 million related to the Operating Group Reorganization and $0.2 million associated with other severances. For March 31, 2020, $0.2 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited):
	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	839	$(354)	$1,193	337.0%
MS	254	1,152	(898)	(78.0)%
Quest Integrity	(43)	6,106	(6,149)	(100.7)%
Corporate and shared support services	(19,682)	(24,067)	4,385	18.2%
Total operating income (loss), excluding non-core expenses	$(18,632)	$(17,163)	$(1,469)	(8.6)%

Excluding the impact of these identified non-core items in both periods, operating loss increased by $1.5 million, consisting of lower operating income in MS and Quest Integrity of $0.9 million and $6.1 million, respectively, offset by an increase in IHT of $1.2 million and a decrease in corporate and shared support services expenses of $4.4 million. The lower operating income in Quest reflects lower activity levels due to a decline in market conditions and travel restrictions as a result of the COVID-19 pandemic and the decline in oil prices. The operating loss decrease in corporate and shared support services was driven primarily by lower payroll and non-cash compensation expenses.

Interest expense, net. Interest expense, net increased $2.6 million, or 38.7%, from the prior year quarter primarily due to higher borrowing costs on our ABL Facility and Term Loan, which were entered into in December 2020, partially offset by lower average long-term debt balances outstanding.
Other expense, net. Other expense, net increased $0.5 million from the prior year quarter primarily due to foreign currency transaction losses. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax benefit was $0.4 million on the pre-tax loss of $34.6 million in the current year quarter compared to a benefit of $20.5 million on the pre-tax loss of $220.2 million in the prior year quarter. The effective tax rate was 1.0% for the three months ended March 31, 2021, compared to 9.3% for the three months ended March 31, 2020.
The effective tax rate was lower in the current year quarter versus the prior year quarter due to a significant portion of the income tax losses being offset by valuation allowances. The higher effective tax rate in the prior year quarter was impacted by the benefits recognized related to the CARES Act enacted on March 27, 2020, the goodwill impairment charge, and a change in the valuation allowance.

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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges, loss on debt extinguishment and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our OneTEAM program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended March 31,
	2021	2020

Adjusted Net Income (Loss):
Net loss	$(34,291)	$(199,727)
Professional fees and other[1]	1,146	2,545
Legal costs[2]	2,475	1,250
Severance charges, net[3]	2,047	186
Goodwill impairment charge	—	191,788
Tax impact of adjustments and other net tax items[4]	(1,190)	(14,050)
Adjusted net loss	$(29,813)	$(18,008)

Adjusted net loss per common share:
Basic	$(0.97)	$(0.59)
Diluted	$(0.97)	$(0.59)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(34,291)	$(199,727)
Provision (benefit) for income taxes	(355)	(20,453)
Interest expense, net	9,396	6,776
Foreign currency loss[6]	1,123	607
Pension expense (credit)[5]	(173)	(135)
Professional fees and other[1]	1,146	2,545
Legal costs[2]	2,475	1,250
Severance charges, net[3]	2,047	186
Goodwill impairment charge	—	191,788
Consolidated Adjusted EBIT	(18,632)	(17,163)
Depreciation and amortization
Amount included in operating expenses	5,514	5,937
Amount included in SG&A expenses	5,445	5,771
Total depreciation and amortization	10,959	11,708
Non-cash share-based compensation costs	2,330	1,530
Consolidated Adjusted EBITDA	$(5,343)	$(3,925)

Free Cash Flow:
Cash (used in) provided by operating activities	$(17,183)	$917
Capital expenditures	(3,413)	(8,305)
Free Cash Flow	$(20,596)	$(7,388)
____________________________________
1    For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization, exclusive of restructuring costs. For the three months ended March 31, 2020, includes $1.8 million associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three months ended March 31, 2021, primarily relates to an accrued legal matter and other legal fees. For the three months ended March 31, 2020, primarily relates to costs associated with international legal matters.
3    For the three months ended March 31, 2021, $1.9 million associated with the Operating Group Reorganization. For the three months ended March 31, 2020, severance charges are associated with the OneTEAM program, including international operations.
4    Represents the tax effect of the adjustments at an assumed marginal tax rate of 21% for the three months ended March 31, 2021 and 2020 except for the adjustment of the goodwill impairment charge for which the actual tax impact was used.
5    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
6    Represents foreign currency gain/loss. For prior period, includes other nominal fees.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$364	$(192,150)
Severance charges, net[1]	475	8
Goodwill impairment charge	—	191,788
Adjusted EBIT	839	(354)
Depreciation and amortization	3,470	3,983
Adjusted EBITDA	$4,309	$3,629

MS
Operating income	$115	$1,022
Severance charges, net[1]	139	130
Adjusted EBIT	254	1,152
Depreciation and amortization	5,439	5,431
Adjusted EBITDA	$5,693	$6,583

Quest Integrity
Operating income	$(252)	$6,106
Severance charges, net[1]	209	—
Adjusted EBIT	(43)	6,106
Depreciation and amortization	712	886
Adjusted EBITDA	$669	$6,992

Corporate and shared support services
Net loss	$(34,518)	$(14,705)
Provision (benefit) for income taxes	(355)	(20,453)
Interest expense, net	9,396	6,776
Foreign currency loss (gain)[5]	1,123	607
Pension expense (credit)[2]	(173)	(135)
Professional fees and other[3]	1,146	2,545
Legal costs[4]	2,475	1,250
Severance charges, net[1]	1,224	48
Adjusted EBIT	(19,682)	(24,067)
Depreciation and amortization	1,338	1,408
Non-cash share-based compensation costs	2,330	1,530
Adjusted EBITDA	$(16,014)	$(21,129)
___________________
1    Primarily relates to severance charges incurred associated with the Operating Group Reorganization for the three months ended March 31, 2021. For the three months ended March 31, 2020, relates to severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program.
2    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
3    For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three months ended March 31, 2020, includes $1.8 million associated with the OneTEAM program (exclusive of restructuring costs).
4    For the three months ended March 31, 2021, primarily relates to an accrued legal matter and other legal fees. For the three months ended March 31, 2020, primarily relates to costs associated with international legal matters.
5    Represents foreign currency gain/loss. For prior period, includes other nominal fees.

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

ABL Facility

On December 18, 2020, we entered into an asset-based credit agreement (the “ABL Facility”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150 million. The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024, subject to certain conditions. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.

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

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. Borrowings made through a Base Rate do not have a stated maturity date, however, LIBOR borrowings are typically issued with terms of 90 days or less. For purposes of classification of borrowings and payments made under the ABL Facility in the Statement of Cash Flows, we report Base Rate borrowings on a gross basis, while LIBOR borrowings (and swingline borrowings, which are due on demand) are presented on a net basis.

At March 31, 2021, we had $22.3 million of cash on hand and approximately $46.7 million of available borrowing capacity under the ABL Facility. The ABL Facility contains customary conditions to borrowings, events of default and covenants, all of which we were in compliance with at March 31, 2021.

Atlantic Park Term Loan

On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, subject to certain conditions. The Term Loan is secured by substantially all of our assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million. The effective interest rate on the Term Loan at March 31, 2021 was 11.95%.

The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at March 31, 2021.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the impact on oil and gas markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $19.6 million at March 31, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.

Convertible Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act. In December 2020, we retired $136.9 million par value of the Notes, and as of March 31, 2021, the principal amount outstanding was $93.1 million.

    The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year. The Notes will mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will be convertible at an initial conversion rate of 46.0829 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $21.70 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes.

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

As a result of the redemption and extinguishment of the Notes in December 2020, the Notes are convertible into 4,291,705 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.

If holders elect to convert the Notes in connection with certain fundamental change transactions described in the indenture governing the Notes, we will, under certain circumstances, increase the conversion rate for the Notes so surrendered for conversion.

We may not redeem the Notes prior to August 5, 2021. We will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Cash and cash equivalents. Our cash and cash equivalents at March 31, 2021 totaled $22.3 million, of which $15.9 million was in foreign accounts, primarily in Europe, Brazil, the United Kingdom and Trinidad.
Cash flows are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	$(17,183)	$917
Investing activities	(3,384)	(9,312)
Financing activities	16,808	18,494
Effects of exchange rates on cash and cash equivalents	1,517	(1,751)
Net change in cash and cash equivalents	$(2,242)	$8,348
Cash flows attributable to our operating activities. For the three months ended March 31, 2021, net cash used in operating activities was $17.2 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $34.3 million for the period. Overall, the decline in cash generated from operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations which generated reduced revenue and receipts during the period. Partially offsetting the net loss for the period were adjustments of $13.0 million for depreciation and amortization, $2.3 million in non-cash compensation cost and $2.5 million in positive cash flows derived from changes in operating assets and liabilities.
For the three months ended March 31, 2020, net cash provided by operating activities was $0.9 million. Offsetting our net loss for the period of $199.7 million were positive operating cash flow adjustments primarily attributable to goodwill impairment of $191.8 million, depreciation and amortization of $13.8 million and non-cash compensation costs of $1.5 million
Cash flows attributable to our investing activities. As a response to the ongoing COVID-19 pandemic, in order to preserve liquidity, we are limiting capital spending to critical client projects that offer the highest rate of return. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the three months ended March 31, 2021, net cash used in investing activities was $3.4 million, primarily for capital expenditures.
For the three months ended March 31, 2020, net cash used in investing activities was $9.3 million, consisting primarily of $8.3 million for capital expenditures.
Cash flows attributable to our financing activities. For the three months ended March 31, 2021, net cash provided by financing activities was $16.8 million consisting primarily of net borrowings under our ABL Facility of $19.0 million partially offset by $2.0 million in payments of debt issuance costs.
For the three months ended March 31, 2020, net cash used in financing activities was $18.5 million consisting primarily of $20.2 million of net borrowings under the revolving portion of our former credit facility partially offset by payments on our former term loan of $1.3 million.
Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2021 and 2020, the effect of exchange rate changes on cash was a positive impact of $1.5 million and a negative impact of $1.8 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates relative to the foreign currencies to which we have exposure.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2020 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three months ended March 31, 2021 were $1.1 million.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three months ended March 31, 2021 and March 31, 2020.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $0.2 million for the three months ended March 31, 2021.
We had foreign currency-based revenues and operating loss of approximately $52.2 million and $0.2 million, respectively, for the three months ended March 31, 2021. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $5.2 million and $15 thousand, respectively.
The ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at March 31, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2.4 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of March 31, 2021, the outstanding principal balance of the Notes was $93.1 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $85.3 million as of March 31, 2021, while the estimated fair value of the Notes was $92.9 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 9 to the condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2021, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

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

TEAM, INC. (Registrant)

Date: May 7, 2021	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)