Form 10-Q
period 2021-06-30
TEAM INC
filed 2021-08-06
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,979,783 shares of common stock, par value $0.30, outstanding as of August 2, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,355	$24,586
Receivables, net	217,461	194,066
Inventory	37,841	36,854
Income tax receivable	1,233	1,474
Prepaid expenses and other current assets	96,522	26,752
Total current assets	371,412	283,732
Property, plant and equipment, net	164,692	170,309
Operating lease right-of-use assets	65,577	63,869
Intangible assets, net	96,526	103,282
Goodwill	90,604	91,351
Deferred income taxes	5,788	6,790
Other assets, net	11,761	11,642
Total assets	$806,360	$730,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,150	$42,148
Current portion of long-term debt and finance lease obligations	473	337
Current portion of operating lease obligations	16,995	17,375
Other accrued liabilities	151,646	73,144
Total current liabilities	215,264	133,004
Long-term debt and finance lease obligations	355,986	312,159
Operating lease obligations	53,712	52,207
Defined benefit pension liability	2,932	5,282
Deferred income taxes	1,235	4,375
Other long-term liabilities	9,326	9,345
Total liabilities	638,455	516,372
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,979,783 and 30,874,437 shares issued	9,289	9,257
Additional paid-in capital	426,924	422,589
Retained deficit	(241,349)	(189,565)
Accumulated other comprehensive loss	(26,959)	(27,678)
Total equity	167,905	214,603
Total liabilities and equity	$806,360	$730,975
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$238,873	$189,304	$433,491	$426,143
Operating expenses	176,109	131,928	327,026	311,281
Gross margin	62,764	57,376	106,465	114,862
Selling, general and administrative expenses	68,478	58,882	134,602	137,326
Restructuring and other related charges, net	280	2,860	2,157	3,046
Goodwill impairment charge	—	—	—	191,788
Operating loss	(5,994)	(4,366)	(30,294)	(217,298)
Interest expense, net	(9,598)	(7,314)	(18,994)	(14,090)
Other expense, net	(1,044)	(165)	(1,994)	(637)
Loss before income taxes	(16,636)	(11,845)	(51,282)	(232,025)
(Provision) benefit for income taxes	(857)	(1,683)	(502)	18,770
Net loss	$(17,493)	$(13,528)	$(51,784)	$(213,255)

Loss per common share:
Basic and diluted	$(0.57)	$(0.44)	$(1.68)	$(6.97)

Weighted-average number of shares outstanding:
Basic and diluted	30,940	30,628	30,909	30,584

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(17,493)	$(13,528)	$(51,784)	$(213,255)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	657	3,583	874	(6,158)
Foreign currency hedge	—	(282)	—	(17)
Other comprehensive income (loss), before tax	657	3,301	874	(6,175)
Tax (provision) benefit attributable to other comprehensive income (loss)	(257)	319	(155)	134
Other comprehensive income (loss), net of tax	400	3,620	719	(6,041)
Total comprehensive loss	$(17,093)	$(9,908)	$(51,065)	$(219,296)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860
Net loss	—	—	—	(17,493)	—	(17,493)
Foreign currency translation adjustment, net of tax	—	—	—	—	400	400
Non-cash compensation	—	—	2,138	—	—	2,138
Net settlement of vested stock awards	86	26	(26)	—	—	—
Balance at June 30, 2021	30,979	$9,289	$426,924	$(241,349)	$(26,959)	$167,905
Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429
Net income	—	—	—	(13,528)	—	(13,528)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,832	3,832
Foreign currency hedge, net of tax	—	—	—	—	(212)	(212)
Non-cash compensation	—	—	1,415	—	—	1,415
Balance at June 30, 2020	30,628	$9,183	$411,600	$(165,616)	$(36,231)	$218,936

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,784)	$(213,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,306	23,186
Amortization of deferred loan costs and debt discounts	4,154	4,191
Allowance for credit losses	965	1,122
Foreign currency loss	2,341	876
Deferred income taxes	(2,318)	(5,177)
Loss on asset disposal	309	447
Goodwill impairment charge	—	191,788
Non-cash compensation cost	4,468	2,946
Other, net	(2,451)	(2,226)
Changes in operating assets and liabilities:
Accounts receivable	(24,811)	36,033
Inventory	(743)	1,989
Prepaid expenses and other current assets	5,612	(3,750)
Accounts payable	3,379	4,023
Other accrued liabilities	4,484	(12,992)
Income taxes	290	(1,956)
Net cash (used in) provided by operating activities	(34,799)	27,245
Cash flows from investing activities:
Capital expenditures	(9,220)	(12,486)
Business acquisitions, net of cash acquired	—	(1,013)
Proceeds from disposal of assets	49	181
Other	—	54
Net cash used in investing activities	(9,171)	(13,264)
Cash flows from financing activities:
Payments under Credit Facility revolver, net	—	(5,198)
Borrowings under ABL Facility, net	49,300	—
Borrowings under ABL Facility, gross	95,200	—
Payments under ABL Facility, gross	(104,200)	—
Payments under Credit Facility term loan	—	(2,500)
Payments for debt issuance costs	(2,326)	(1,841)
Taxes paid related to net share settlement of share-based awards	(102)	(349)
Other	(206)	(129)
Net cash provided by (used in) financing activities	37,666	(10,017)
Effect of exchange rate changes on cash and cash equivalents	73	(589)
Net (decrease) increase in cash and cash equivalents	(6,231)	3,375
Cash and cash equivalents at beginning of period	24,586	12,175
Cash and cash equivalents at end of period	$18,355	$15,550

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
Ongoing Effects of COVID.  The impact of the COVID pandemic continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.

Although the rollout of the vaccines is ongoing in the U.S., we believe that it will take more time before the vaccines are widely available globally. While the ultimate duration of the COVID pandemic remains unclear, we believe the increased availability and administration of COVID vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID variants and the rollout of COVID vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
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
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for contingencies, workers’ compensation, auto, medical, and general liability, (4) establishing an allowance for credit losses, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (8) assessments of fair value and (9) managing our foreign currency risk in foreign operations.
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
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Facility and Term Loan (each defined in Note 10) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates are available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5% Convertible Senior Notes due 2023 (the “Notes”) as of June 30, 2021 and December 31, 2020 is $90.1 million and $91.9 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Facility, Term Loan and Notes, see Note 10.

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
During the three months ended March 31, 2020, we recognized a non-cash goodwill impairment charge of $191.8 million for the IHT operating segment. These charges were a result of an interim goodwill impairment test that was triggered due to certain impairment indicators that were present during the first quarter of 2020, primarily the decline in operating results due to COVID, lower oil prices and related impacts on the IHT operating segment.
Subsequent to June 30, 2021, our stock price saw declines continuing through early August 2021. We have determined that goodwill at our MS reporting unit is at risk for impairment should events or circumstances indicate that a decline in fair value is other than temporary. As such, we are currently estimating the projected timing of a recovery and whether or not a triggering event has occurred during the third quarter of 2021 on this reporting unit. The value of this business is dependent upon the timing and extent of the market recovery and our conclusions could result in an impairment of goodwill. The total carrying value of the net assets for the MS reporting unit was approximately $127 million as of June 30, 2021, including goodwill of $56 million.
There was $90.6 million of goodwill at June 30, 2021 and $91.4 million at December 31, 2020. The following table presents a rollforward of goodwill for the six months ended June 30, 2021 as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2020	$212,928	$(212,928)	$—	$110,721	$(54,101)	$56,620	$34,731	$—	$34,731	$358,380	$(267,029)	$91,351
FX Adjustments	—	—	—	(420)	—	(420)	(327)	—	(327)	(747)	—	(747)
Balance at June 30, 2021	$212,928	$(212,928)	$—	$110,301	$(54,101)	$56,200	$34,404	$—	$34,404	$357,633	$(267,029)	$90,604

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

Amounts used in basic and diluted earnings per share, for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,940	30,628	30,909	30,584
Stock options, stock units and performance awards	—	—	—	—
Notes	—	—	—	—
Warrants	—	—	—	—
Total shares and dilutive securities	30,940	30,628	30,909	30,584
For the three and six months ended June 30, 2021 and 2020, all outstanding share-based compensation awards and the Warrants were excluded from the calculation of diluted EPS as their inclusion would be antidilutive due to the net loss in both periods. Also, for the three and six months ended June 30, 2021 and 2020, the Notes were excluded from diluted EPS as the conversion price exceeded the average price of our common stock during those periods. For information on our Notes and Warrants, refer to Note 10. For information on our share-based compensation awards, refer to Note 13.
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
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and six months ended June 30, 2021 and 2020.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$114,834	$2,628	$117,462	$78,234	$2,240	$80,474
MS	65,303	31,864	97,167	67,403	25,417	92,820
Quest Integrity	16,480	7,764	24,244	10,748	5,262	16,010
Total	$196,617	$42,256	$238,873	$156,385	$32,919	$189,304

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$204,059	$4,542	$208,601	$183,536	$4,819	$188,355
MS	125,349	59,214	184,563	143,985	53,354	197,339
Quest Integrity	25,535	14,792	40,327	23,582	16,867	40,449
Total	$354,943	$78,548	$433,491	$351,103	$75,040	$426,143

	Three Months Ended June 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$92,291	$207	$17,267	$7,697	$117,462
MS	—	97,149	8	10	97,167
Quest Integrity	24,244	—	—	—	24,244
Total	$116,535	$97,356	$17,275	$7,707	$238,873

	Three Months Ended June 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$62,963	$62	$10,770	$6,679	$80,474
MS	—	92,094	196	530	92,820
Quest Integrity	16,010	—	—	—	16,010
Total	$78,973	$92,156	$10,966	$7,209	$189,304

	Six Months Ended June 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$163,820	$288	$30,722	$13,771	$208,601
MS	—	183,125	697	741	184,563
Quest Integrity	40,327	—	—	—	40,327
Total	$204,147	$183,413	$31,419	$14,512	$433,491

	Six Months Ended June 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$149,370	$163	$24,916	$13,906	$188,355
MS	—	194,709	675	1,955	197,339
Quest Integrity	40,449	—	—	—	40,449
Total	$189,819	$194,872	$25,591	$15,861	$426,143

For additional information on our reportable operating segments and geographic information, refer to Note 16.
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

Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable, net[1]	$217,461	$194,066
Contract assets[2]	$1,453	$5,242
Contract liabilities[3]	$893	$930
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $3.8 million decrease in our contract assets from December 31, 2020 to June 30, 2021 is due to less fixed price contracts in progress at June 30, 2021 as compared to December 31, 2020. Contract liabilities as of June 30, 2021 are associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of June 30, 2021. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of June 30, 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable	$181,462	$157,513
Unbilled receivables	44,616	46,471
Allowance for credit losses	(8,617)	(9,918)
Total	$217,461	$194,066
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
We have also identified the following geographic regions in which we distinguish our trade receivables: the (i) United States, (ii) Canada, (iii) the European Union, (iv) the United Kingdom, and (v) other countries. These geographic regions are considered appropriate as they each operate in different economic environments with different foreign currencies, and therefore share similar economic risk characteristics. For each geographic region we evaluate the historical loss information and determine credit-loss percentages to apply to each aging category and individual receivable with specific risk characteristics. We estimate future expected credit losses based on forecasted changes in gross domestic product and oil demand for each region.
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Balance at beginning of period	$9,918	$9,990
Adoption of accounting pronouncement ASC 326[1]	—	1,410
Provision for expected credit losses	965	1,612
Write-offs	(2,278)	(3,193)
Foreign exchange effects	12	99
Balance at end of period	$8,617	$9,918
_________________
1 Due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$8,294	$7,395
Work in progress	3,142	2,890
Finished goods	26,405	26,569
Total	$37,841	$36,854

5. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Insurance receivable	$75,549	$—
Prepaid expenses	12,378	12,936
Other current assets	8,595	13,816
Total	$96,522	$26,752
The insurance receivables relate to the receivables from our third-party insurance providers for legal claims that are recorded in other accrued liabilities. These receivables will be covered by our third-party insurance providers for the various litigation matters that have been settled or are pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets and other accounts receivables.

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Land	$5,796	$5,805
Buildings and leasehold improvements	58,113	57,632
Machinery and equipment	306,557	302,886
Furniture and fixtures	11,791	11,450
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	21,076	20,508
Automobiles	4,396	4,518
Construction in progress	11,158	8,329
Total	464,804	457,045
Accumulated depreciation and amortization	(300,112)	(286,736)
Property, plant and equipment, net	$164,692	$170,309
Included in the table above are assets under finance leases of $6.1 million and $4.8 million, net of accumulated amortization of $1.2 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense for the three months ended June 30, 2021 and 2020 was $6.8 million and $7.8 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $14.3 million and $15.9 million, respectively.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,349	$(82,773)	$92,576	$175,418	$(76,541)	$98,877
Non-compete agreements	5,567	(5,567)	—	5,569	(5,569)	—
Trade names	24,819	(22,050)	2,769	24,870	(21,794)	3,076
Technology	7,863	(6,791)	1,072	7,879	(6,691)	1,188
Licenses	858	(749)	109	864	(723)	141
Total	$214,456	$(117,930)	$96,526	$214,600	$(111,318)	$103,282

Amortization expense of intangible assets for the three months ended June 30, 2021 and June 30, 2020 was $3.6 million and $3.6 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2021 and June 30, 2020 was $7.0 million and $7.1 million, respectively. Amortization expense to be recognized for the remainder of 2021 is approximately $6 million and approximately $13 million per year from 2022 through 2025.

8. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Legal and professional accruals	$82,841	$4,135
Payroll and other compensation expenses	42,776	42,668
Insurance accruals	6,787	6,659
Property, sales and other non-income related taxes	7,103	8,722
Accrued commission	1,047	1,048
Accrued interest	2,761	2,437
Other	8,331	7,475
Total	$151,646	$73,144
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

9. INCOME TAXES
We recorded an income tax provision of $0.9 million and $0.5 million for the three and six months ended June 30, 2021, respectively, compared to an income tax provision of $1.7 million and a benefit of $18.8 million for the three and six months ended June 30, 2020. The effective tax rate, inclusive of discrete items, was a provision of 5.1% for the three months ended June 30, 2021, compared to a provision of 14.2% for the three months ended June 30, 2020. For the six months ended June 30, 2021, our effective tax rate, inclusive of discrete items, was a provision of 1.0%, compared to a benefit of 8.1% for the six months ended June 30, 2020.
Our effective tax rate differed from the statutory tax rate due to tax losses in jurisdictions in which the tax benefits have been offset by valuation allowances. The effective tax rate in the prior year was also impacted by the tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

10. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
ABL Facility	$49,300	$9,000
Term Loan[1]	215,770	213,809
Total	265,070	222,809
Convertible debt[1]	86,068	84,534
Finance lease obligations	5,321	5,153
Total debt and finance lease obligations	356,459	312,496
Current portion of long-term debt and finance lease obligations	(473)	(337)
Total long-term debt and finance lease obligations, less current portion	$355,986	$312,159
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
At June 30, 2021, we had $18.4 million of cash on hand and approximately $55.2 million of available borrowing capacity under the ABL Facility. The ABL Facility contains customary conditions to borrowings, events of default and covenants, all of which we were in compliance with at June 30, 2021.
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
The effective interest rate on the Term Loan at June 30, 2021 was 11.95%.
The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at June 30, 2021.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $24.5 million at June 30, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
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
Convertible Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act. In December 2020, we retired $136.9 million par value of the Notes, and as of June 30, 2021, the principal amount outstanding was $93.1 million.

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

As of June 30, 2021 and December 31, 2020, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Liability component:
Principal	$93,130	$93,130
Unamortized issuance costs	(1,183)	(1,440)
Unamortized discount	(5,879)	(7,156)
Net carrying amount of the liability component[1]	$86,068	$84,534

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$7,969	$7,969
Carrying amount of the equity component, net of issuance costs	$37,276	$37,276
_________________
1        Included in the “Long-term debt and finance lease obligations” line of the condensed consolidated balance sheets.
2        Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Coupon interest	$1,164	$2,875	$2,328	$5,750
Amortization of debt discount and issuance costs	768	1,732	1,534	3,439
Total interest expense on Notes	$1,932	$4,607	$3,862	$9,189

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of June 30, 2021, the remaining amortization period for the debt discount and issuance costs is 25 months.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$7,021	$7,173	$14,260	$14,691
Variable lease costs	1,326	1,088	2,602	2,581
Finance lease costs:
Amortization of right-of-use assets	195	110	312	218
Interest on lease liabilities	90	81	168	162
Total lease cost	$8,632	$8,452	$17,342	$17,652

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	5,990	5,275	11,346	11,140
Operating cash flows from finance leases	91	82	171	165
Financing cash flows from finance leases	159	69	237	134
Right-of-use assets obtained in exchange for lease obligations
Operating leases	411	495	8,583	1,587
Finance leases	384	45	406	45

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$65,577	$63,869
Current portion of operating lease obligations	16,995	17,375
Operating lease obligations (non-current)	53,712	52,207
Weighted average remaining lease term	6.0 years	6.0 years
Weighted average discount rate	6.8%	6.7%

	June 30, 2021	December 31, 2020
Finance Leases:	(unaudited)
Property, plant and equipment, net	$4,870	$4,779
Current portion of long-term debt and finance lease obligations	473	337
Long-term debt and finance lease obligations	4,848	4,816
Weighted average remaining lease term	11.0 years	12.0 years
Weighted average discount rate	6.2%	6.2%

As of June 30, 2021, we have no material additional operating and finance leases that have not yet commenced.

As of June 30, 2021, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Lease
	(unaudited)	(unaudited)
2021 (Remainder of the year)	$12,661	$440
2022	17,750	753
2023	13,791	662
2024	10,954	578
2025	8,620	569
Thereafter	25,399	4,557
Total future minimum lease payments	89,175	7,559
Less: Interest	(18,468)	(2,238)
Present value of lease liabilities	$70,707	$5,321

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$326	$426	648	$867
Expected return on plan assets	(509)	(558)	(1,012)	$(1,135)
Amortization of prior service cost	9	8	17	$16
Net periodic pension credit	$(174)	$(124)	$(347)	$(252)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $4.2 million to the U.K. Plan for 2021, of which $2.1 million has been contributed through June 30, 2021.

13. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant awards which include, but are not limited to, stock options, stock units, common stock or performance awards to officers, directors and key employees. At June 30, 2021, there were approximately 1.8 million restricted stock units, performance awards and stock options outstanding. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement to the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2016 Team, Inc. Equity Incentive Plan (the “2016 Plan”). The amendment and restatement to the 2018 Plan increased the shares available for issuance by 3.0 million shares. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to all share-based awards totaled $4.4 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2021, $11.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.9 years.
Stock units
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three to four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $3.3 million and $2.1 million for the six months ended June 30, 2021 and 2020.
Transactions involving our stock units and director stock grants during the six months ended June 30, 2021 are summarized below:

	Six Months Ended June 30, 2021
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$12.55
Changes during the period:
Granted	86	$8.12
Vested and settled	(87)	$8.21
Forfeited and cancelled	(31)	$12.56
Stock and stock units, end of period	822	$12.44
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $1.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.
Transactions involving our performance awards during the six months ended June 30, 2021 are summarized below:

	Six Months Ended June 30, 2021
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	553	$13.69	273	$12.55
Changes during the period:
Granted	576	$6.08	110	$11.69
Vested and settled	(28)	$25.24	—	$—
Forfeited and cancelled	(387)	$14.91	(135)	$16.65
Performance stock units, end of period	714	$6.45	248	$9.94
_________________
1    Performance units with variable payouts are shown at target level of performance.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,045)	$2,988	$(8,021)	$400	$(27,678)	$(26,742)	$4,186	$(8,021)	$387	$(30,190)
Other comprehensive income (loss)	874	—	—	(155)	719	(6,158)	(17)	—	134	(6,041)
Balance, end of period	$(22,171)	$2,988	$(8,021)	$245	$(26,959)	$(32,900)	$4,169	$(8,021)	$521	$(36,231)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$874	$(155)	$719	$(6,158)	$129	$(6,029)
Foreign currency hedge	—	—	—	(17)	5	(12)
Total	$874	$(155)	$719	$(6,175)	$134	$(6,041)

15. COMMITMENTS AND CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to Team, but which will only be resolved when one or more future events occur or fail to occur. Team’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, Team’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.
We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. We may increase or decrease our legal accruals in the future, on a matter-by-matter basis, to account for developments in such matter. Because such matters are inherently unpredictable and unfavorable developments or outcomes can occur, assessing contingencies is highly subjective and requires judgments about future events. Notwithstanding the uncertainty as to the outcome and while our insurance coverage might not be available or adequate to cover these claims, based upon the information currently available, we do not believe that any uninsured losses that might arise from these lawsuits and proceedings will have a materially adverse effect on our consolidated financial statements.
California Wage and Hour Litigation - On June 24, 2019 and August 26, 2020, two putative class action complaints were filed against Team Industrial Services, Inc. in the Superior Court for the County of Los Angeles, California. The plaintiff in the first filed action is Michael Thai (the “Thai action”). The plaintiff in the second filed action is Alex Esqueda (the “Esqueda action”). All of the claims pleaded in the Esqueda action were also pleaded in the Thai action. Each of the plaintiffs assert claims for alleged wage and hour violations under the California Labor Code (for alleged unpaid wages, failure to provide meal and rest breaks, and derivative related claims). The Thai action also asserts a putative class claim for violation of the Fair Credit Reporting Act. Both cases were stayed shortly after filing to allow the parties to mediate the claims. On February 23, 2021, the Los Angeles Superior Court designated the Thai and Esqueda actions as related cases. While the parties mediated on March 18, 2021, the cases did not settle. On April 16, 2021, Team Industrial Services, Inc. moved both the Thai and Esqueda actions to the United States District Court for the Central District of California, where they remain pending.
We have established a liability at June 30, 2021 for a probable loss on this matter. No assurances can be provided as to the timing, ultimate liability, outcome, or the impact these matters may have on our consolidated financial statements.
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. Although the matter is at an early stage, we understand the allegations will largely relate to spent film developing solutions generated through our mobile radiographic inspection services and that the claims relate to the characterization and quantities of those wastes and related notices, reporting, training, and planning. We are actively engaged with EPA on this issue but we are unable at this time to estimate any ultimate monetary penalties associated with these preliminary allegations.

Kelli Most Litigation - On November 13, 2018, Kelli Most filed a lawsuit against Team Industrial Services, Inc., individually and as a personal representative of the estate of Jesse Henson, in the 268th District Court of Fort Bend County, Texas (the “Most litigation”). The complaint asserted claims against Team for negligence resulting in the wrongful death of Jesse Henson. A jury trial commenced on this matter on May 4, 2021. On June 1, 2021, the jury rendered a verdict against Team for $222 million in compensatory damages.
We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We will seek to overturn the verdict in post-trial motions before the District Court and, if necessary, to appeal to the Court of Appeals for the State of Texas. We intend to vigorously challenge the judgment through all appropriate post-trial motions and appeal processes.
As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13 million and approximately $51 million, and we have accrued a liability as of June 30, 2021 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Simon, Vige, and Roberts Matter – On February 19, 2019, a personal injury claim was filed by the plaintiffs against several counterparties including Team Industrial Services Inc., in the 295th District Court of Harris County, Texas. The plaintiffs filed the action seeking monetary damages for personal injury, and emotional and mental distress. This matter was settled in July 2021. This claim is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly this claim is being fully funded by our insurance policies.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $79 million as of June 30, 2021, of which approximately $4 million is not covered by our various insurance policies.
In addition to legal matters discussed above, we are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business (“Other Proceedings”). Management believes that based on its current knowledge and after consultation with legal counsel that the Other Proceedings, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

16. SEGMENT AND GEOGRAPHIC DISCLOSURES
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$117,462	$80,474	$208,601	$188,355
MS	97,167	92,820	184,563	197,339
Quest Integrity	24,244	16,010	40,327	40,449
Total	$238,873	$189,304	$433,491	$426,143

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$7,395	$4,740	$7,759	$(187,410)
MS	2,328	9,899	2,443	10,921
Quest Integrity	5,702	689	5,450	6,795
Corporate and shared support services	(21,419)	(19,694)	(45,946)	(47,604)
Total	$(5,994)	$(4,366)	$(30,294)	$(217,298)
_________________
1    Includes goodwill impairment charge for IHT as discussed in Note 1 that impacted operating income (loss) for the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,457	$843	$5,171	$1,884
MS	1,367	2,446	2,519	6,063
Quest Integrity	974	1,044	1,380	2,015
Corporate and shared support services	296	475	421	1,550
Total	$5,094	$4,808	$9,491	$11,512
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,270	$3,746	$6,740	$7,729
MS	5,043	5,475	10,482	10,906
Quest Integrity	710	887	1,422	1,773
Corporate and shared support services	1,324	1,370	2,662	2,778
Total	$10,347	$11,478	$21,306	$23,186
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$162,465	$141,950	$304,296	$315,460
Canada	34,152	14,435	50,647	35,643
Europe	29,264	23,097	54,975	51,643
Other foreign countries	12,992	9,822	23,573	23,397
Total	$238,873	$189,304	$433,491	$426,143
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

17. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges (credits), net are summarized by segment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Group Reorganization
Severance and related costs
IHT	$—	$—	$283	$—
MS	206	—	345	—
Quest Integrity	41	—	274	—
Corporate and shared support services	33	—	1,255	—
Total	$280	$—	$2,157	$—
Operating Group Reorganization
In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the six months ended June 30, 2021, we incurred severance charges of $2.2 million, which represents all costs cumulatively incurred to date as a result of the Operating Group Reorganization. We expect expenses related to the Operating Group Reorganization to continue through the end of 2021.
A rollforward of our accrued severance liability associated with this reorganization is presented below (in thousands):

Six Months Ended June 30, 2021
(unaudited)
Balance, beginning of period	$—
Charges	2,157
Payments	(1,032)
Balance, end of period	$1,125

For the three and six months ended June 30, 2021, we also incurred professional fees of $0.7 million and $1.5 million associated with the Operating Group Reorganization.

OneTEAM Program
Beginning in 2017, we undertook a project (“OneTEAM”) to assess all aspects of our business for improvement and cost saving opportunities. We did not incur any severance costs under OneTEAM during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we incurred $2.9 million and $3.1 million, respectively, in severance charges associated with OneTEAM. We have incurred $11.8 million of OneTEAM severance charges cumulatively to date, and do not expect any further severance costs under this program. As of June 30, 2021, we had no remaining severance liability outstanding under OneTEAM.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in the 2020 Form 10-K in Part I, Item 1A under the heading “Risk Factors,” and in our subsequently filed Quarterly Reports on Form 10-Q. Such risks, uncertainties and other important factors include, among others, risks related to:
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the impact of the COVID pandemic, and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects, cost overruns on our projects and the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our clients’ industry;
•our ability to expand into new markets (including low carbon energy transition) and attract clients in new industries may be limited due to our competitions breadth of service offerings and intellectual property;
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
•our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers;
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

Ongoing Effects of COVID
The impact of COVID and, more recently the Delta variant of the COVID virus, continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.
Although the rollout of the vaccines is ongoing in the U.S., we believe that it will take more time before the vaccines are widely available globally. While the ultimate duration of the COVID pandemic remains unclear, we believe the increased availability and administration of COVID vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID variants and the rollout of COVID vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we are qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of June 30, 2021, we have deferred employer payroll taxes of $14.2 million with approximately half of the deferral due in each of 2021 and 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $1.8 million and $0.3 million during the three months ended June 30, 2021 and $3.8 million and $0.7 million during the six months ended June 30, 2021 as a reduction to operating expenses and selling, general and administrative expenses, respectively, compared to $3.8 million and $0.9 million as a reduction to operating expenses and selling, general and administrative expenses, respectively for the three and six months ended June 30, 2020. As of June 30, 2021, we also deferred certain payroll related expenses and tax payments of $4.5 million under other foreign government programs which will be due in 2021 and 2022.

Results of Operations
The following is a comparison of our results of operations for the three months ended June 30, 2021 compared to June 30, 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$117,462	$80,474	$36,988	46.0%
MS	97,167	92,820	4,347	4.7%
Quest Integrity	24,244	16,010	8,234	51.4%
Total revenues	$238,873	$189,304	$49,569	26.2%
Operating loss:
IHT	$7,395	$4,740	$2,655	56.0%
MS	2,328	9,899	(7,571)	(76.5)%
Quest Integrity	5,702	689	5,013	727.6%
Corporate and shared support services	(21,419)	(19,694)	(1,725)	(8.8)%
Total operating loss	$(5,994)	$(4,366)	$(1,628)	(37.3)%

Interest expense, net	(9,598)	(7,314)	(2,284)	(31.2)%
Other expense, net	(1,044)	(165)	(879)	(532.7)%
Loss before income taxes	$(16,636)	$(11,845)	$(4,791)	(40.4)%
Provision for income taxes	(857)	(1,683)	826	49.1%
Net loss	$(17,493)	$(13,528)	$(3,965)	(29.3)%

Revenues. Total revenues increased $49.6 million or 26.2% from the prior year quarter. Excluding the favorable impact of $8.5 million due to foreign currency exchange rate changes, total revenues increased by $41.0 million, IHT revenues increased by $33.8 million, Quest Integrity revenues increased by $7.2 million and MS had no revenue impact after excluding foreign currency exchange rate changes. The increased revenue for IHT and Quest Integrity were due to higher activity levels from increased economic activity in the U.S. and select international markets as economies eased COVID-related shutdowns. Additionally, revenue was positively impacted by several large turnaround projects that were completed during the quarter. Revenue growth this quarter was limited by lingering COVID price concessions which largely rolled off at the end of the quarter and additional large project deferrals. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the foreign currencies to which we have exposure during the current year quarter.

Operating loss. Overall operating loss was $6.0 million in the current year quarter compared to an operating loss of $4.4 million in the prior year quarter. The overall increase in operating loss is primarily attributable to MS which experienced a decrease in operating income of $7.6 million due to inflationary costs pressures associated with the increased economic activity. We realized inflation in several areas, such as raw materials, transportation, and labor costs. Additionally, IHT realized an operating income increase of $2.7 million and Quest Integrity of $5.0 million offset by an increase in corporate and shared services expenses of $1.7 million primarily driven by the elimination of the majority of the pre-pandemic cost initiatives during the quarter.
For the three months ended June 30, 2021, operating loss includes net expenses totaling $2.6 million that we do not believe are indicative of our core operating activities, while the prior year quarter included $4.1 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended June 30, 2021
Professional fees and other[1]	$—	$—	$—	$688	$688
Legal costs[2]	—	—	—	1,634	1,634
Severance charges, net[3]	10	216	42	33	301
Total	$10	$216	$42	$2,355	$2,623
Three Months Ended June 30, 2020
Professional fees and other[1]	$—	$—	$—	$512	$512
Legal costs[2]	—	—	—	446	446
Severance charges, net[3]	1,030	1,537	140	473	3,180
Total	$1,030	$1,537	$140	$1,431	$4,138
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the three months ended June 30, 2021, includes $0.7 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three months ended June 30, 2020, includes $0.2 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees. For June 30, 2020, primarily relates to costs associated with international legal and internal control review matters.
3    For the three months ended June 30, 2021, includes $0.3 million primarily related to the Operating Group Reorganization. For June 30, 2020, $2.9 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program and $0.3 million of other severance costs.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	$7,405	$5,770	$1,635	28.3%
MS	2,544	11,436	(8,892)	(77.8)%
Quest Integrity	5,744	829	4,915	592.9%
Corporate and shared support services	(19,064)	(18,263)	(801)	(4.4)%
Total operating loss, excluding non-core expenses	$(3,371)	$(228)	$(3,143)	(1,378.5)%

Excluding the impact of these identified non-core items in both periods, operating loss increased by $3.1 million, consisting of lower operating income in MS of $8.9 million and an increase in corporate and shared support services expenses of $0.8 million offset by an increase in operating income by Quest Integrity and IHT of $4.9 million and $1.6 million, respectively. The lower operating income in MS is due to an increase in inflationary cost pressures associated with the ramp up in economic activity.

Interest expense, net. Interest expense, net increased $2.3 million, or 31.2%, from the prior year quarter primarily due to higher borrowing costs on our ABL Facility and Term Loan, which were entered into in December 2020, partially offset by lower average long-term debt balances outstanding.
Other expense, net. Other expense, net increased $0.9 million from the prior year quarter primarily due to foreign currency transaction losses. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $0.9 million on the pre-tax loss of $16.6 million in the current year quarter compared to an expense of $1.7 million on the pre-tax loss of $11.8 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was 5.1% for the three months ended June 30, 2021, compared to a provision of 14.2% for the three months ended June 30, 2020.
The effective tax rate change from the prior year quarter compared to the current year quarter is due to a significant portion of the income tax losses being offset by valuation allowances and the correlation in the prior year of domestic and foreign income and losses.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following is a comparison of our results of operations for the six months ended June 30, 2021 compared to June 30, 2020.

The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$208,601	$188,355	$20,246	10.7%
MS	184,563	197,339	(12,776)	(6.5)%
Quest Integrity	40,327	40,449	(122)	(0.3)%
Total revenues	$433,491	$426,143	$7,348	1.7%
Operating income (loss):
IHT	$7,759	$(187,410)	$195,169	104.1%
MS	2,443	10,921	(8,478)	(77.6)%
Quest Integrity	5,450	6,795	(1,345)	(19.8)%
Corporate and shared support services	(45,946)	(47,604)	1,658	3.5%
Total operating income (loss)	$(30,294)	$(217,298)	$187,004	86.1%

Interest expense, net	(18,994)	(14,090)	(4,904)	(34.8)%
Other expense, net	(1,994)	(637)	(1,357)	(213.0)%
Loss before income taxes	$(51,282)	$(232,025)	$180,743	77.9%
(Provision) Benefit for income taxes	(502)	18,770	(19,272)	(102.7)%
Net loss	$(51,784)	$(213,255)	$161,471	75.7%

Revenues. Total revenues increased $7.3 million or 1.7% from the prior year period. Excluding the favorable impact of $11.9 million due to foreign currency exchange rate changes, total revenues decreased by $4.6 million, IHT revenues increased by $16.1 million offset by decreases in MS revenue of $19.2 million and Quest Integrity revenues of $1.5 million. The increase in revenues in IHT is due to higher activity levels as a result of the increased economic activity during the quarter. The decrease in revenue for MS was primarily due to lingering COVID price-related concessions which largely rolled off at the end of the quarter along with large project deferrals. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the foreign currencies to which we have exposure during the current year quarter.
Operating loss. Overall operating loss was $30.3 million in the current year period compared to an operating loss of $217.3 million in the prior year period. The overall decrease in operating loss is attributable to IHT which experienced an increase in operating income of $195.2 million due to a non-cash goodwill impairment charge recorded during the first quarter of 2020, arising from the impacts of COVID. Additionally, operating loss for the period was impacted by a decrease in corporate and shared services expenses of $1.7 million partially offset by decreases in operating income in MS and Quest Integrity of $8.5 million and $1.3 million, respectively. The decline in corporate and shared support service expenses was driven primarily by lower payroll and non-cash compensation expenses, partially offset by an increase in severance costs.
For the six months ended June 30, 2021, operating loss includes net expenses totaling $8.3 million that we do not believe are indicative of our core operating activities, while the prior year period included $199.9 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Six Months Ended June 30, 2021
Professional fees and other[1]	$—	$—	$—	$1,834	$1,834
Legal costs[2]	—	—	—	4,109	4,109
Severance charges, net[3]	485	355	251	1,257	2,348
Total	$485	$355	$251	$7,200	$8,291
Six Months Ended June 30, 2020
Professional fees and other[1]	$—	$—	$—	$3,057	$3,057
Legal costs[2]	—	—	—	1,696	1,696
Severance charges, net	1,038	1,667	140	521	3,366
Goodwill impairment charge	191,788	—	—	—	191,788
Total	$192,826	$1,667	$140	$5,274	$199,907
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the six months ended June 30, 2021, includes $1.5 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs) and $0.3 million of costs associated with the OneTEAM program (exclusive of restructuring costs). For the six months ended June 30, 2020, includes $2.0 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees. For June 30, 2020, primarily relates to costs associated with international legal and internal control review matters.
3    For the six months ended June 30, 2021, includes $2.2 million related to the Operating Group Reorganization and $0.2 million associated with other severances. For June 30, 2020, $3.1 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program and $0.3 million of other severance charges due to the impact of COVID.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	$8,244	$5,416	$2,828	52.2%
MS	2,798	12,588	(9,790)	(77.8)%
Quest Integrity	5,701	6,935	(1,234)	(17.8)%
Corporate and shared support services	(38,746)	(42,330)	3,584	8.5%
Total operating loss, excluding non-core expenses	$(22,003)	$(17,391)	$(4,612)	(26.5)%
Excluding the impact of these identified non-core items in both periods, operating loss increased by $4.6 million, consisting of lower operating income in MS and Quest Integrity of $9.8 million and $1.2 million, respectively, offset by an increase of operating income in IHT of $2.8 million and a decrease in corporate and shared support services expenses of $3.6 million. The lower operating income in Quest Integrity reflects lower activity levels due to travel restrictions as a result of COVID and decline in overall activity levels. The operating loss increase in MS was largely attributable to lingering COVID-related price concessions which largely rolled off at the end of the period and additional large project deferrals combined with a tough comparable given that the pandemic did not have a material impact on the first three months of operations in 2020 as well as inflationary cost pressures associated with the ramp up in economic activity.
Interest expense, net. Interest expense, net increased $4.9 million, or 34.8%, from the prior year period primarily due to higher borrowing costs on our ABL Facility and Term Loan, which were entered into in December 2020, partially offset by lower average long-term debt balances outstanding.
Other expense, net. Other expense, net increased $1.4 million from the prior year period primarily due to foreign currency transaction losses. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $0.5 million on the pre-tax loss of $51.3 million in the current year-to-date compared to a benefit of $18.8 million on the pre-tax loss of $232.0 million in the prior year-to-date. The effective tax rate was a provision of 1.0% for the six months ended June 30, 2021, compared to a benefit of 8.1% for the six months ended June 30, 2020.
The effective tax rate was a provision for the six months ended June 30, 2021 versus a benefit for the six months ended June 30, 2020 due to a significant portion of the income tax losses being offset by valuation allowances. The higher effective tax rate in the prior year was impacted by the benefits recognized related to the CARES Act.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Adjusted Net Income (Loss):
Net loss	$(17,493)	$(13,528)	$(51,784)	$(213,255)
Professional fees and other[1]	688	512	1,834	3,057
Legal costs[2]	1,634	446	4,109	1,696
Severance charges, net[3]	301	3,180	2,348	3,366
Goodwill impairment charge	—	—	—	191,788
Tax impact of adjustments and other net tax items[4]	(40)	(132)	(63)	(13,365)
Adjusted net loss	$(14,910)	$(9,522)	$(43,556)	$(26,713)

Adjusted net loss per common share:
Basic	$(0.48)	$(0.31)	$(1.41)	$(0.87)
Diluted	$(0.48)	$(0.31)	$(1.41)	$(0.87)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(17,493)	$(13,528)	$(51,784)	$(213,255)
Provision (benefit) for income taxes	857	1,683	502	(18,770)
Interest expense, net	9,598	7,314	18,994	14,090
Foreign currency loss[6]	1,218	282	2,341	889
Pension expense (credit)[5]	(174)	(117)	(347)	(252)
Professional fees and other[1]	688	512	1,834	3,057
Legal costs[2]	1,634	446	4,109	1,696
Severance charges, net[3]	301	3,180	2,348	3,366
Goodwill impairment charge	—	—	—	191,788
Consolidated Adjusted EBIT	(3,371)	(228)	(22,003)	(17,391)
Depreciation and amortization
Amount included in operating expenses	5,036	5,786	10,550	11,723
Amount included in SG&A expenses	5,311	5,692	10,756	11,463
Total depreciation and amortization	10,347	11,478	21,306	23,186
Non-cash share-based compensation costs	2,138	1,416	4,468	2,946
Consolidated Adjusted EBITDA	$9,114	$12,666	$3,771	$8,741

Free Cash Flow:
Cash (used in) provided by operating activities	$(17,616)	$26,328	$(34,799)	$27,245
Capital expenditures	(5,807)	(4,181)	(9,220)	(12,486)
Free Cash Flow	$(23,423)	$22,147	$(44,019)	$14,759
____________________________________
1    For the three and six months ended June 30, 2021, includes $0.7 million and $1.5 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three and six months ended June 30, 2020, includes $0.2 million and $2.0 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three and six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees. For the three months and six months ended June 30, 2020, primarily relates to costs associated with international legal matters.
3    For the three months and six months ended June 30, 2021, $0.3 million and $2.2 million, respectively, associated with the Operating Group Reorganization. For the three and six months ended June 30, 2020, severance charges are associated with the OneTEAM program, including international operations.
4    Represents the tax effect of the adjustments. Beginning in Q2 2021, we now use the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21% except for the adjustment of the goodwill impairment charge in Q1 2020 for which the actual tax impact was used. We have restated the prior period tax impact to use the statutory tax rate by legal entity, net of valuation allowance.
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

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$7,395	$4,740	$7,759	$(187,410)
Severance charges, net[1]	10	1,030	485	1,038
Goodwill impairment charge	—	—	—	191,788
Adjusted EBIT	7,405	5,770	8,244	5,416
Depreciation and amortization	3,270	3,746	6,740	7,729
Adjusted EBITDA	$10,675	$9,516	$14,984	$13,145

MS
Operating income	$2,328	$9,899	$2,443	$10,921
Severance charges, net[1]	216	1,537	355	1,667
Adjusted EBIT	2,544	11,436	2,798	12,588
Depreciation and amortization	5,043	5,475	10,482	10,906
Adjusted EBITDA	$7,587	$16,911	$13,280	$23,494

Quest Integrity
Operating income	$5,702	$689	$5,450	$6,795
Severance charges, net[1]	42	140	251	140
Adjusted EBIT	5,744	829	5,701	6,935
Depreciation and amortization	710	887	1,422	1,773
Adjusted EBITDA	$6,454	$1,716	$7,123	$8,708

Corporate and shared support services
Net loss	$(32,918)	$(28,856)	$(67,436)	$(43,561)
Provision (benefit) for income taxes	857	1,683	502	(18,770)
Interest expense, net	9,598	7,314	18,994	14,090
Foreign currency loss (gain)[5]	1,218	282	2,341	889
Pension expense (credit)[2]	(174)	(117)	(347)	(252)
Professional fees and other[3]	688	512	1,834	3,057
Legal costs[4]	1,634	446	4,109	1,696
Severance charges, net[1]	33	473	1,257	521
Adjusted EBIT	(19,064)	(18,263)	(38,746)	(42,330)
Depreciation and amortization	1,324	1,370	2,662	2,778
Non-cash share-based compensation costs	2,138	1,416	4,468	2,946
Adjusted EBITDA	$(15,602)	$(15,477)	$(31,616)	$(36,606)
___________________
1    Primarily relates to severance charges incurred associated with the Operating Group Reorganization for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, relates to severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program.
2    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
3    For the three and six months ended June 30, 2021, includes $0.7 million and $1.5 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three and six months ended June 30, 2020, includes $0.2 million and $2.0 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
4    For the three and six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees. For the three and six months ended June 30, 2020, primarily relates to costs associated with international legal matters.
5    Represents foreign currency gain/loss. For prior period, includes other nominal fees.

Liquidity and Capital Resources

Financing for our operations consists primarily of our ABL Facility (defined below) and cash flows attributable to our operations, which we believe are sufficient to satisfy our anticipated cash requirements for our existing operations for at least the next twelve months. Our long-term liquidity needs primarily relate to debt service requirements. From time to time, we may experience periods of weakness in the industries in which we operate, with activity levels below historical levels. These conditions, depending on their duration and severity, have the potential to adversely impact our operating cash flows. Since the oil and gas market downturn and outbreak of COVID in the United States beginning in March 2020, we have maintained a continuous process of actively managing our strategy, operations and resources to changing market conditions. We intend to continue managing the business to the new market realities so that access to capital remains sufficient. We periodically explore alternative financing to improve our balance sheet and liquidity or in the event that existing liquidity sources are no longer sufficient for our capital requirements. Any such financing could be on substantially different and more onerous terms than those of our ABL Facility, including with respect to interest rates, financial and other covenants and required collateral, and could include an equity component, which would be dilutive to our shareholders. However, there can be no assurance that such financing would be available on terms acceptable to us, if at all. From time to time, we may also seek to retire, repurchase or exchange our Notes in open market purchases or privately negotiated transactions dependent upon market conditions, liquidity, and contractual obligations and other factors.

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

At June 30, 2021, we had $18.4 million of cash on hand and approximately $55.2 million of available borrowing capacity under the ABL Facility. The ABL Facility contains customary conditions to borrowings, events of default and covenants, all of which we were in compliance with at June 30, 2021.

Atlantic Park Term Loan

On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, subject to certain conditions. The Term Loan is secured by substantially all of our assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million. The effective interest rate on the Term Loan at June 30, 2021 was 11.95%.

The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at June 30, 2021.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of COVID and the impact on oil and gas markets could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $24.5 million at June 30, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.

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
Cash and cash equivalents. Our cash and cash equivalents at June 30, 2021 totaled $18.4 million, of which $17.6 million was in foreign accounts, primarily in Europe, Brazil, the United Kingdom and Australia.
Cash flows are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2021	2020
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	$(34,799)	$27,245
Investing activities	(9,171)	(13,264)
Financing activities	37,666	(10,017)
Effects of exchange rates on cash and cash equivalents	73	(589)
Net change in cash and cash equivalents	$(6,231)	$3,375
Cash flows attributable to our operating activities. For the six months ended June 30, 2021, net cash used in operating activities was $34.8 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $51.8 million for the period. Overall, the decline in cash generated from operations was driven primarily by funding our working capital needs associated with our revenue growth and increased activity levels. Partially offsetting the net loss for the period were adjustments of $25.5 million for depreciation and amortization and $4.5 million in non-cash compensation cost.
For the six months ended June 30, 2020, net cash provided by operating activities was $27.2 million. Offsetting our net loss for the period of $213.3 million were positive operating cash flow adjustments primarily attributable to goodwill impairment of $191.8 million, depreciation and amortization of $23.2 million, non-cash compensation costs of $2.9 million and amortization of deferred loan costs and debt discount of $4.2 million.
Cash flows attributable to our investing activities. As a response to the ongoing effects of COVID, in order to preserve liquidity, we are limiting capital spending to critical client projects that offer the highest rate of return. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the six months ended June 30, 2021, net cash used in investing activities was $9.2 million, primarily for capital expenditures.
For the six months ended June 30, 2020, net cash used in investing activities was $13.3 million, consisting primarily of $12.5 million for capital expenditures.
Cash flows attributable to our financing activities. For the six months ended June 30, 2021, net cash provided by financing activities was $37.7 million consisting primarily of net borrowings under our ABL Facility of $40.3 million partially offset by $2.3 million in payments of debt issuance costs.
For the six months ended June 30, 2020, net cash used in financing activities was $10.0 million consisting primarily of $5.2 million of net payments under the revolving portion of our former credit facility partially along with payments on our former term loan of $2.5 million.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2021 and 2020, the effect of exchange rate changes on cash was a positive impact of $0.1 million and a negative impact of $0.6 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates relative to the foreign currencies to which we have exposure.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2020 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the six months ended June 30, 2021 were $2.3 million.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and six months ended June 30, 2021 and June 30, 2020.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $0.9 million for the six months ended June 30, 2021.
We had foreign currency-based revenues and operating income of approximately $128.0 million and $3.4 million, respectively, for the six months ended June 30, 2021. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $12.8 million and $0.3 million, respectively.
The ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at June 30, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2.7 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of June 30, 2021, the outstanding principal balance of the Notes was $93.1 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $86.1 million as of June 30, 2021, while the estimated fair value of the Notes was $90.1 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 10 to the condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2021, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
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
For information on legal proceedings, see Note 15 to the condensed consolidated financial statements included this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers. In the ordinary course of our business, we continue to increase dependencies on digital technologies to conduct our business. Sensitive data is also transmitted on our networks and systems, including our intellectual property and proprietary or information that is confidential to the business, to our customers and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations with increases in costs and decline in revenues, damage to intellectual property or our product development programs and damage to our reputation, which could adversely affect our business.
Furthermore, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. We currently maintain an insurance related to cybersecurity breaches and are exploring a range of steps to enhance our security protections and prevent future unauthorized activity. Though we endeavor to mitigate these threats, cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

TEAM, INC. (Registrant)

Date: August 6, 2021	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)