Form 10-Q
period 2021-09-30
TEAM INC
filed 2021-11-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 30,980,014 shares of common stock, par value $0.30, outstanding as of November 8, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,972	$24,586
Receivables, net	204,294	194,066
Inventory	37,151	36,854
Income tax receivable	1,284	1,474
Prepaid expenses and other current assets	61,451	26,752
Total current assets	321,152	283,732
Property, plant and equipment, net	160,869	170,309
Operating lease right-of-use assets	63,471	63,869
Intangible assets, net	93,228	103,282
Goodwill	34,181	91,351
Deferred income taxes	—	6,790
Other assets, net	12,530	11,642
Total assets	$685,431	$730,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,030	$42,148
Current portion of long-term debt and finance lease obligations	663	337
Current portion of operating lease obligations	16,502	17,375
Other accrued liabilities	115,693	73,144
Total current liabilities	181,888	133,004
Long-term debt and finance lease obligations	362,965	312,159
Operating lease obligations	51,867	52,207
Defined benefit pension liability	1,674	5,282
Deferred income taxes	2,317	4,375
Other long-term liabilities	9,283	9,345
Total liabilities	609,994	516,372
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 30,980,014 and 30,874,437 shares issued	9,289	9,257
Additional paid-in capital	428,031	422,589
Retained deficit	(332,531)	(189,565)
Accumulated other comprehensive loss	(29,352)	(27,678)
Total equity	75,437	214,603
Total liabilities and equity	$685,431	$730,975
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$217,410	$219,093	$650,901	$645,236
Operating expenses	164,089	155,388	491,115	466,669
Gross margin	53,321	63,705	159,786	178,567
Selling, general and administrative expenses	67,553	61,089	202,155	198,415
Restructuring and other related charges, net	457	319	2,614	3,365
Goodwill impairment charge	55,837	—	55,837	191,788
Operating income (loss)	(70,526)	2,297	(100,820)	(215,001)
Interest expense, net	(9,974)	(7,757)	(28,968)	(21,847)
Other expense, net	(1,760)	(655)	(3,754)	(1,292)
Loss before income taxes	(82,260)	(6,115)	(133,542)	(238,140)
(Provision) benefit for income taxes	(8,922)	(2,958)	(9,424)	15,812
Net loss	$(91,182)	$(9,073)	$(142,966)	$(222,328)

Loss per common share:
Basic and diluted	$(2.94)	$(0.30)	$(4.62)	$(7.27)

Weighted-average number of shares outstanding:
Basic and diluted	30,980	30,628	30,933	30,599

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(91,182)	$(9,073)	$(142,966)	$(222,328)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(3,084)	3,180	(2,210)	(2,978)
Foreign currency hedge	—	(610)	—	(627)
Other comprehensive income (loss), before tax	(3,084)	2,570	(2,210)	(3,605)
Tax (provision) benefit attributable to other comprehensive income (loss)	691	(60)	536	74
Other comprehensive income (loss), net of tax	(2,393)	2,510	(1,674)	(3,531)
Total comprehensive loss	$(93,575)	$(6,563)	$(144,640)	$(225,859)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860
Net loss	—	—	—	(17,493)	—	(17,493)
Foreign currency translation adjustment, net of tax	—	—	—	—	400	400
Non-cash compensation	—	—	2,138	—	—	2,138
Net settlement of vested stock awards	86	26	(26)	—	—	—
Balance at June 30, 2021	30,979	$9,289	$426,924	$(241,349)	$(26,959)	$167,905
Net loss	—	—	—	(91,182)	—	(91,182)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,393)	(2,393)
Non-cash compensation	—	—	1,108	—	—	1,108
Net settlement of vested stock awards	1	—	(1)	—	—	(1)
Balance at September 30, 2021	30,980	$9,289	$428,031	$(332,531)	$(29,352)	$75,437

Balance at December 31, 2019	30,519	$9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principle, net of tax	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	(199,727)	—	(199,727)
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,861)	(9,861)
Foreign currency hedge, net of tax	—	—	—	—	200	200
Non-cash compensation	—	—	1,530	—	—	1,530
Net settlement of vested stock awards	109	30	(379)	—	—	(349)
Balance at March 31, 2020	30,628	$9,183	$410,185	$(152,088)	$(39,851)	$227,429
Net loss	—	—	—	(13,528)	—	(13,528)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,832	3,832
Foreign currency hedge, net of tax	—	—	—	—	(212)	(212)
Non-cash compensation	—	—	1,415	—	—	1,415
Balance at June 30, 2020	30,628	$9,183	$411,600	$(165,616)	$(36,231)	$218,936
Net loss	—	—	—	(9,073)	—	(9,073)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,970	2,970
Foreign currency hedge, net of tax	—	—	—	—	(460)	(460)
Non-cash compensation	—	—	1,128	—	—	1,128
Net settlement of vested stock awards	—	—	(1)	—	—	(1)
Balance at September 30, 2020	30,628	$9,183	$412,727	$(174,689)	$(33,721)	$213,500

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net loss	$(142,966)	$(222,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,416	34,709
Amortization of deferred loan costs and debt discounts	6,388	6,493
Allowance for credit losses	1,985	1,160
Foreign currency losses	4,274	1,628
Deferred income taxes	5,083	(3,132)
Loss on asset disposals	17	938
Goodwill impairment charges	55,837	191,788
Non-cash compensation costs	5,576	4,073
Other, net	(3,629)	(3,248)
Changes in operating assets and liabilities:
Accounts receivable	(14,817)	22,147
Inventory	(334)	2,744
Prepaid expenses and other current assets	3,700	(6,000)
Accounts payable	6,012	4,718
Other accrued liabilities	5,321	(13,838)
Income taxes	276	(1,687)
Net cash (used in) provided by operating activities	(35,861)	20,165
Cash flows (used in) provided by investing activities:
Capital expenditures	(12,376)	(16,684)
Business acquisitions, net of cash acquired	—	(1,013)
Proceeds from disposal of assets	154	198
Other	—	(53)
Net cash used in investing activities	(12,222)	(17,552)
Cash flows (used in) provided by financing activities:
Borrowings under Credit Facility revolver, net	—	10,802
Borrowings under ABL Facility, net	46,300	—
Borrowings under ABL Facility, gross	124,700	—
Payments under ABL Facility, gross	(125,900)	—
Payments under Credit Facility term loan	—	(3,750)
Payments for debt issuance costs	(2,899)	(1,841)
Taxes paid related to net share settlement of share-based awards	(102)	(350)
Other	(356)	(199)
Net cash provided by financing activities	41,743	4,662
Effect of exchange rate changes on cash and cash equivalents	(1,274)	161
Net (decrease) increase in cash and cash equivalents	(7,614)	7,436
Cash and cash equivalents at beginning of period	24,586	12,175
Cash and cash equivalents at end of period	$16,972	$19,611

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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines including (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support; and (3) advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
We market our services to companies in a diverse array of industries which include:
•Energy (refining, power, and nuclear);
•Energy Transition (liquefied natural gas, hydrogen, carbon capture & sequestration, biofuels, and renewable power);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Upstream, Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and
•Aerospace and Defense.
Recent Financing Transactions. On November 9, 2021, we entered into a credit agreement with Corre Credit Fund, LLC, as agent, and the lenders party thereto (the “Subordinated Term Loan Credit Agreement”) providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and we expect to borrow an additional $27.5 million on December 8, 2021, subject to certain conditions. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan (as defined in Note 11 - Long-Term Debt). The stated interest rate on the Subordinated Term Loan is 12%.

Under the Subordinated Term Loan Credit Agreement, we are required to, among other things, (i) subject to certain conditions, issue the lenders a warrant providing for the purchase of an aggregate of 5,000,000 shares of our common stock, exercisable at the holder’s option at any time, in whole or in part, until the seventh anniversary of the issue date, at an exercise price of $1.50 per share (the “New Warrants”), (ii) amend our charter, bylaws, and all other necessary corporate governance documents to reduce the size of our Board of Directors to seven directors, one of whom shall be our Chief Executive Officer, and (iii) reconstitute our Board of Directors. The Subordinated Term Loan also contains other customary prepayment provisions, events of default and covenants.
In connection with our entry into the Subordinated Term Loan Credit Agreement, on November 9, 2021, we also entered into Amendment No. 3 (the “Third Amendment”) to the Term Loan Credit Agreement (as defined below). The Third Amendment to the Term Loan Credit Agreement, among other things, (i) waives certain covenants until September 30, 2022 and modifies covenants thereafter to provide us with additional flexibility and (ii) requires us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC Holdco II, L.P. (“APSC”), providing for the purchase of an aggregate of 1,417,051 shares of our common stock, and to amend the Warrants (as defined in Note 11 - Long-Term Debt) currently held by APSC, to provide for, an exercise price of $1.50 per share.
Our entry into the Subordinated Term Loan Credit Agreement, the Third Amendment and related transactions are referred to collectively herein as the “Recent Financing Transactions.”
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
The ultimate duration and economic impact of the COVID pandemic remains unclear. However, we believe the increased availability and administration of COVID vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
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
Going Concern. The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. In evaluating our ability to continue as a going concern, we have considered conditions and events that could raise substantial doubt about our ability to continue as a going concern for one year following the date that our financial statements are issued. These conditions and evaluations included our current financial condition and liquidity sources, including current cash and cash equivalents balances, forecasted cash flows, our obligations due within twelve months of the date these financial statements are issued, including our obligations described in Note 11 - Long-Term Debt, and the other conditions and events described below.

We have suffered recurring operating losses related to the COVID pandemic and related economic repercussions, and difficult market conditions. During the quarter, revenues and margins continued to decline along with margin pressures from inflationary costs including labor, materials, and transportation resulting in further operating losses. We are in compliance with our debt covenants, however, our current financial forecasts indicate insufficient cash flows from operations to maintain compliance with our ABL covenants and repay our outstanding debt if it were to come due. Subsequent to quarter-end, we had limited borrowing capacity to fund our increasing working capital needs. As of September 30, 2021, if an accelerated triggering event had occurred, the Company would not be able to be in compliance with the Fixed Charge Coverage Ratio (“FCCR”) requirement. These factors raise substantial doubt about our ability to continue as a going concern.

In response to the above, (i) we have entered into the Recent Financing Transactions to address our near-term liquidity needs; (ii) we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth; and (iii) we are actively pursuing other strategic alternatives. While the Recent Refinancing Transactions provide us with additional funding to meet our short-term liquidity needs, there can be no assurance that we will generate adequate liquidity to fund operations and meet our debt service obligations in the future or that our lenders will continue to provide amendments to the Company.
These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities with respect to our ability to continue as a going concern. However, we have provided incremental valuation allowances related to our net deferred tax assets as their recoverability was no longer considered more likely than not.
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
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Facility and Term Loan (each defined in Note 11) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates are available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5% Convertible Senior Notes due 2023 (the “Notes”) as of September 30, 2021 and December 31, 2020 is $88.2 million and $91.9 million, respectively, (inclusive of the fair value of the conversion option) and is a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Facility, Term Loan and Notes, see Note 11.
Concentration of credit risk. No single customer accounts for more than 10% of consolidated revenues.
Earnings (loss) per share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the assumed exercise or conversion of (1) outstanding share-based compensation, (2) our Notes and (3) outstanding Warrants (defined in Note 11). The impact of share-based compensation, the Notes and warrants are calculated using the treasury stock method.

Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we may elect to deliver shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount.

Amounts used in basic and diluted earnings per share, for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average number of basic shares outstanding	30,980	30,628	30,933	30,599
Stock options, stock units and performance awards	—	—	—	—
Notes	—	—	—	—
Warrants	—	—	—	—
Total shares and dilutive securities	30,980	30,628	30,933	30,599
For the three and nine months ended September 30, 2021 and 2020, all outstanding share-based compensation awards and the Warrants were excluded from the calculation of diluted EPS as their inclusion would be antidilutive due to the net loss in both periods. Also, for the three and nine months ended September 30, 2021 and 2020, the Notes were excluded from diluted EPS as the conversion price exceeded the average price of our common stock during those periods. For information on our Notes and Warrants, refer to Note 11. For information on our share-based compensation awards, refer to Note 14.
Newly Adopted Accounting Principles
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. The adoption of ASU No. 2019-12 as of January 1, 2021 had no impact in the period ended September 30, 2021.
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
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted EPS for convertible instruments and requires the use of the if-converted method. We expect to adopt ASU 2020-06 beginning January 1, 2022, at which time we would utilize the if-converted method, which would require us to assume the Notes would be settled entirely in shares of common stock for purposes of calculating diluted EPS, if the effect would be dilutive. We are still evaluating the other impacts this ASU may have on our consolidated financial position, results of operations, and cash flows.

2. REVENUE
In accordance with ASC 606, Revenue from Contracts with Customers, we follow a five-step process to recognize revenue: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue when the performance obligations are satisfied.
The majority of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. In contracts where the amount of consideration is variable, we consider our experience with similar contracts in estimating the amount to which we will be entitled and recognize revenues accordingly. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is 12 months or less from the date of service. Warranty expenses were not material for the three and nine months ended September 30, 2021 and 2020.
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$98,812	$2,664	$101,476	$94,414	$2,223	$96,637
MS	63,885	32,518	96,403	73,204	28,534	101,738
Quest Integrity	11,421	8,110	19,531	12,382	8,336	20,718
Total	$174,118	$43,292	$217,410	$180,000	$39,093	$219,093

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$302,871	$7,206	$310,077	$277,947	$7,045	$284,992
MS	189,234	91,732	280,966	217,189	81,888	299,077
Quest Integrity	36,956	22,902	59,858	35,967	25,200	61,167
Total	$529,061	$121,840	$650,901	$531,103	$114,133	$645,236

Operating segment and service type:

	Three Months Ended September 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$80,553	$56	$11,928	$8,939	$101,476
MS	—	95,560	71	772	96,403
Quest Integrity	19,531	—	—	—	19,531
Total	$100,084	$95,616	$11,999	$9,711	$217,410

	Three Months Ended September 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$77,323	$—	$12,667	$6,647	$96,637
MS	—	101,032	221	485	101,738
Quest Integrity	20,718	—	—	—	20,718
Total	$98,041	$101,032	$12,888	$7,132	$219,093

	Nine Months Ended September 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$244,374	$344	$42,650	$22,709	$310,077
MS	—	278,685	768	1,513	280,966
Quest Integrity	59,858	—	—	—	59,858
Total	$304,232	$279,029	$43,418	$24,222	$650,901

	Nine Months Ended September 30, 2020
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$226,693	$121	$37,583	$20,595	$284,992
MS	—	295,741	896	2,440	299,077
Quest Integrity	61,167	—	—	—	61,167
Total	$287,860	$295,862	$38,479	$23,035	$645,236

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
Trade accounts receivable, contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable, net[1]	$204,294	$194,066
Contract assets[2]	$1,475	$5,242
Contract liabilities[3]	$1,083	$930
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $3.8 million decrease in our contract assets from December 31, 2020 to September 30, 2021 is due to less fixed price contracts in progress at September 30, 2021 as compared to December 31, 2020. Contract liabilities as of September 30, 2021 are associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Assets recognized for costs to obtain a contract were not material as of September 30, 2021. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of September 30, 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
Accounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable	$172,664	$157,513
Unbilled receivables	40,604	46,471
Allowance for credit losses	(8,974)	(9,918)
Total	$204,294	$194,066
Topic 326 - Financial Instruments - Credit Losses (“ASC 326”), which we adopted January 1, 2020, applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables and (iii) variances in economic risk characteristics across geographic regions.
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Balance at beginning of period	$9,918	$9,990
Adoption of accounting pronouncement ASC 326[1]	—	1,410
Provision for expected credit losses	1,985	1,612
Write-offs	(2,859)	(3,193)
Foreign exchange effects	(70)	99
Balance at end of period	$8,974	$9,918
_________________
1 Due to the initial adoption of ASC 326 as of January 1, 2020.

4. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$7,839	$7,395
Work in progress	2,949	2,890
Finished goods	26,363	26,569
Total	$37,151	$36,854

5. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Insurance receivable	$39,000	$—
Prepaid expenses	13,370	12,936
Other current assets	9,081	13,816
Total	$61,451	$26,752
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9. These receivables will be covered by our third-party insurance providers for a litigation matter that has been settled or are pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets and other accounts receivables.

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Land	$5,755	$5,805
Buildings and leasehold improvements	57,779	57,632
Machinery and equipment	304,803	302,886
Furniture and fixtures	11,666	11,450
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	21,781	20,508
Automobiles	4,327	4,518
Construction in progress	12,830	8,329
Total	464,858	457,045
Accumulated depreciation	(303,989)	(286,736)
Property, plant and equipment, net	$160,869	$170,309
Included in the table above are assets under finance leases of $6.7 million and $5.7 million, net of accumulated amortization of $1.4 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation expense for the three months ended September 30, 2021 and 2020 was $6.7 million and $7.9 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $21.0 million and $23.8 million, respectively.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,214	$(85,736)	$89,478	$175,418	$(76,541)	$98,877
Non-compete agreements	5,519	(5,519)	—	5,569	(5,569)	—
Trade names	24,776	(22,134)	2,642	24,870	(21,794)	3,076
Technology	7,852	(6,837)	1,015	7,879	(6,691)	1,188
Licenses	854	(761)	93	864	(723)	141
Total	$214,215	$(120,987)	$93,228	$214,600	$(111,318)	$103,282
Amortization expense of intangible assets for the three months ended September 30, 2021 and September 30, 2020 was $3.4 million and $3.6 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2021 and September 30, 2020 was $10.5 million and $10.9 million, respectively. Amortization expense to be recognized for the remainder of 2021 is approximately $3 million and approximately $13 million per year from 2022 through 2025.

8. GOODWILL AND IMPAIRMENT CHARGES
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
We test for impairment of our reporting units annually on December 1, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the three months ended March 31, 2020, we recognized a non-cash goodwill impairment charge of $191.8 million for the IHT operating segment. These charges were a result of an interim goodwill impairment test that was triggered due to certain impairment indicators that were present during the first quarter of 2020, primarily due to the decline in operating results due to COVID, lower oil prices and related impacts on the IHT operating segment.
We also performed our annual impairment test as of December 1, 2020 and concluded that there was no impairment based upon a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of the reporting units were less than their respective carrying values as of the reporting date. We further evaluated if there have been any events that would require an interim assessment of the carrying value of goodwill until June 30, 2021, and concluded that there was no impairment, however, after June 30, 2021, our stock price saw sustained declines continuing through September 2021 and our forecasted revenues and earnings continued to decline.
As a result, we determined that a triggering event had occurred as it was more likely than not that the carrying values of our reporting units exceeded their fair values. Our revenue growth and profitability are influenced by several industry trend factors, including end markets capital spending levels, supply and demand levels and technology. With oil prices and demand increasing, refiners (represents approximately 40% of our customers) are slowly recovering, as capital expenditures have not fully recovered resulting in lower current activity and pricing pressure for our products and services, primarily in our IHT and MS reporting units, which we expect to continue. In line with disruption to our business since the beginning of the pandemic, our market capitalization also deteriorated during the third quarter of 2021. The related continued curtailment of operations, decline in our forecast, continued declines in our stock price, reporting unit operating losses, and continued declines in the reporting units’ net sales compared to forecast, collectively, indicated that the reporting units had experienced a triggering event and the need to perform a quantitative interim evaluation of goodwill. Accordingly, we performed a quantitative assessment of the fair value of goodwill as of September 30, 2021.

We determined the fair value for each reporting unit in our goodwill impairment assessment using both a discounted cash flow analysis and a multiples-based market approach for comparable companies. We utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including short-term and long-term forecast of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures and the timing of future cash flows. These impairment assessments incorporate inherent uncertainties, including supply and demand for our services, utilization forecasts, pricing forecasts and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the assumptions utilized in our forecasts.
Based upon our impairment assessment, we determined the carrying amount of our MS reporting unit exceeded the fair value. As a result, in the three months ended September 30, 2021, we recorded $55.8 million in goodwill impairment charges on our MS reporting unit.
There was $34.2 million of goodwill at September 30, 2021 and $91.4 million at December 31, 2020. The following table presents a rollforward of goodwill for the nine months ended September 30, 2021 as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2020	$212,928	$(212,928)	$—	$110,721	$(54,101)	$56,620	$34,731	$—	$34,731	$358,380	$(267,029)	$91,351
FX Adjustments	—	—	—	(783)	—	(783)	(550)	—	(550)	(1,333)	—	(1,333)
Impairment charge	—	—	—	—	(55,837)	(55,837)	—	—	—	—	(55,837)	(55,837)
Balance at September 30, 2021	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$34,181	$—	$34,181	$357,047	$(322,866)	$34,181

9. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Legal and professional accruals	$47,976	$4,135
Payroll and other compensation expenses	37,635	42,668
Insurance accruals	6,575	6,659
Property, sales and other non-income related taxes	8,765	8,722
Accrued commission	1,166	1,048
Accrued interest	5,234	2,437
Other	8,342	7,475
Total	$115,693	$73,144
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 16. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accrued liabilities includes items such as contract liabilities and other accrued expenses.

10. INCOME TAXES
We recorded an income tax provision of $8.9 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax provision of $3.0 million and a benefit of $15.8 million for the three and nine months ended September 30, 2020. The effective tax rate, inclusive of discrete items, was a provision of 10.9% for the three months ended September 30, 2021, compared to a provision of 48.4% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our effective tax rate, inclusive of discrete items, was a provision of 7.1%, compared to a benefit of 6.6% for the nine months ended September 30, 2020.
Our three and nine months ended September 30, 2021 effective tax rate differs from the statutory tax rate due to tax losses in jurisdictions in which the tax benefits have been offset by valuation allowances, the goodwill impairment loss and an increase in valuation allowance on the net deferred tax assets of subsidiaries that were previously more likely than not realizable. The effective tax rate in the prior year periods was impacted by the tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the goodwill impairment loss and a change in the valuation allowance.
The goodwill impairment charge of $55.8 million taken during this quarter was largely non-deductible for tax purposes. Any tax benefit realized as a result of the impairment has been offset by a valuation allowance.
While several subsidiaries have historically been profitable and for which future income was a material factor in assessing the realizability of their deferred tax assets, the substantial doubt about the Company’s ability to continue as a going concern basis casts doubt on our ability to estimate and generate future income. As a result, the Company included a charge of $5.6 million in income tax expense for the valuation allowance required to offset the remaining net deferred tax assets. The $5.6 million charge is primarily attributable to our UK, Germany, Australia and Canada subsidiaries.

11. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
ABL Facility	$54,100	$9,000
Term Loan[1]	216,877	213,809
Total	270,977	222,809
Convertible notes[1]	86,859	84,534
Finance lease obligations	5,792	5,153
Total debt and finance lease obligations	363,628	312,496
Current portion of long-term debt and finance lease obligations	(663)	(337)
Total long-term debt and finance lease obligations, less current portion	$362,965	$312,159
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

At September 30, 2021, we had $17.0 million of cash on hand, of which, about $4.0 million of cash is located in countries where currency restrictions exist. We also had approximately $27.0 million of available borrowing capacity under the ABL Facility. Borrowing availability under the ABL Facility is based on a percentage of the value of accounts receivable and inventory, subject to eligibility criteria and customary reserves which may be modified in the agent’s permitted discretion. The ABL Facility also provides for the issuance of letters of credit, which further reduce the borrowing capacity thereunder. There were $24.4 million in letters of credit outstanding under the credit facility. The ABL Facility also contains a financial covenant which requires the Company to maintain a minimum FCCR of 1.0:1.0 upon the occurrence of an event of default or any date upon which excess availability is less than the greater of (a) 10% of the line cap and (b) $15.0 million, all of which we were in compliance with at September 30, 2021. In the event that our excess availability is less than the greater of $18.75 million and 12.5% of the line cap for five consecutive business days, then the Company is in a cash dominion period where the agent may have control of all funds deposited in certain blocked accounts. In the event excess availability is below $15.0 million then certain covenant requirements must be maintained including the requirement to maintain compliance with a FCCR of at least 1.00:1.00. As of September 30, 2021, if an accelerated triggering event had occurred, the Company would not be able to be in compliance with the FCCR requirement.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $24.4 million at September 30, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
Atlantic Park Term Loan
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC, as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, subject to certain conditions. The Term Loan is secured by substantially all of our assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The effective interest rate on the Term Loan at September 30, 2021 was 11.95%.
The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at September 30, 2021.
On October 19, 2021, we entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Credit Agreement with the financial institutions party thereto from time to time (the “Lenders”) and APSC, as agent. The First Amendment to the Term Loan Credit Agreement, among other things, (i) defers an October 19, 2021 interest payment of $5.4 million until October 29, 2021; (ii) requires that the Company use commercially reasonable efforts to appoint an additional independent director to our Board of Directors who is acceptable to the agent; (iii) provides the Lenders with additional information rights; and (iv) tightens certain negative covenants included in the Term Loan Credit Agreement until the deferred interest is made current.
On October 29, 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan Credit Agreement with the Lenders and the Agent. The Second Amendment to the Term Loan Credit Agreement, among other things, (i) further defers an October 29, 2021 interest payment until November 15, 2021; (ii) contains certain milestones; (iii) provides the Lenders with a 10-day right of first refusal regarding any refinancing of the Company’s obligations under the ABL Facility; (iv) obligates the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the Agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provides that the Company will not permit a covenant trigger event under the ABL Facility to occur.
The deferred interest payment including catch up interest and fee totaling $7.0 million was paid on November 9, 2021.
On November 9, 2021, as part of the Recent Financing Transactions, we entered into Third Amendment to the Term Loan Credit Agreement. The Third Amendment to the Term Loan Credit Agreement, among other things, (i) waives certain covenants until September 30, 2022 and modifies covenants thereafter to provide us with more flexibility and (ii) requires us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock, and to amend the Warrants currently held by APSC, to provide for, an exercise price of $1.50 per share.
Subordinated Term Loan Credit Agreement
On November 9, 2021, we entered into the Subordinated Term Loan Credit Agreement providing for the Subordinated Term Loan. Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and we expect to borrow an additional $27.5 million on December 8, 2021, subject to certain conditions. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12%.
Under the Subordinated Term Loan Credit Agreement, we are required to, among other things, (i) subject to certain conditions, issue the lenders New Warrants, (ii) amend our charter, bylaws, and all other necessary corporate governance documents to reduce the size of our Board of Directors to seven directors, one of whom will include our Chief Executive Officer, and (iii) reconstitute our Board of Directors. The Subordinated Term Loan also contains other customary prepayment provisions, events of default and covenants.
Warrants
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC a warrant to purchase up to 3,582,949 shares of our common stock (the “Warrants”), which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share. On November 9, 2021, in connection with the Recent Financing Transactions, the Warrants were amended and restated to provide for the purchase of up to 4,082,949 shares of our common stock and to reduce the exercise price to $1.50 per share. The exercise price and the number of shares of common stock issuable on exercise of the Warrants are subject to certain anti-dilution adjustments.
Convertible Notes

On July 31, 2017, we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act. In December 2020, we retired $136.9 million par value of the Notes, and as of September 30, 2021, the principal amount outstanding was $93.1 million.

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
We have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which we provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

As of September 30, 2021 and December 31, 2020, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Liability component:
Principal	$93,130	$93,130
Unamortized issuance costs	(1,051)	(1,440)
Unamortized discount	(5,220)	(7,156)
Net carrying amount of the liability component[1]	$86,859	$84,534

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$7,969	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
_________________
1        Included in the “Long-term debt and finance lease obligations” line of the condensed consolidated balance sheets.
2        Relates to the portion of the Notes accounted for under ASC 470-20 and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.
2        Relates to the portion of the Notes accounted for under ASC 815-15 and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Coupon interest	$1,164	$2,875	$3,492	$8,625
Amortization of debt discount and issuance costs	791	1,785	2,326	5,224
Total interest expense on Notes	$1,955	$4,660	$5,818	$13,849

Effective interest rate	9.12%	9.12%	9.12%	9.12%
As of September 30, 2021, the remaining amortization period for the debt discount and issuance costs is 22 months.

12. LEASES

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$6,784	$6,882	$21,044	$21,573
Variable lease costs	1,503	1,146	4,106	3,727
Finance lease costs:
Amortization of right-of-use assets	155	110	467	328
Interest on lease liabilities	84	80	252	242
Total lease cost	$8,526	$8,218	$25,869	$25,870

Other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	6,226	4,675	17,569	15,797
Operating cash flows from finance leases	81	82	252	247
Financing cash flows from finance leases	119	71	356	205
Right-of-use assets obtained in exchange for lease obligations
Operating leases	721	382	9,304	1,969
Finance leases	611	3	1,017	48

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$63,471	$63,869
Current portion of operating lease obligations	16,502	17,375
Operating lease obligations (non-current)	51,867	52,207
Weighted average remaining lease term	6.0 years	6.0 years
Weighted average discount rate	6.8%	6.7%

	September 30, 2021	December 31, 2020
Finance Leases:	(unaudited)
Property, plant and equipment, net	$5,305	$4,779
Current portion of long-term debt and finance lease obligations	663	337
Long-term debt and finance lease obligations	5,129	4,816
Weighted average remaining lease term	10.0 years	12.0 years
Weighted average discount rate	6.4%	6.2%

As of September 30, 2021, we have no material additional operating and finance leases that have not yet commenced.

As of September 30, 2021, future minimum lease payments under non-cancellable leases (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
	(unaudited)	(unaudited)
2021 (Remainder of the year)	$7,234	$327
2022	18,663	978
2023	14,675	888
2024	11,591	730
2025	8,675	568
Thereafter	25,321	4,557
Total future minimum lease payments	86,159	8,048
Less: Interest	(17,790)	(2,256)
Present value of lease liabilities	$68,369	$5,792

13. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$322	$443	970	$1,310
Expected return on plan assets	(504)	(580)	(1,515)	$(1,715)
Amortization of prior service cost	9	8	26	$24
Net periodic pension credit	$(173)	$(129)	$(519)	$(381)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $4.1 million to the U.K. Plan for 2021, of which $3.1 million has been contributed through September 30, 2021.

14. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant awards which include, but are not limited to, stock options, stock units, common stock or performance awards to officers, directors and key employees. At September 30, 2021, there were approximately 1.8 million restricted stock units, performance awards and stock options outstanding. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board of Directors at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement to the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2016 Team, Inc. Equity Incentive Plan. The amendment and restatement to the 2018 Plan increased the shares available for issuance by 3.0 million shares. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to all share-based awards totaled $5.6 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2021, $9.0 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.7 years.
Stock units
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three to four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $3.6 million and $3.0 million for the nine months ended September 30, 2021 and 2020.
Transactions involving our stock units and director stock grants during the nine months ended September 30, 2021 are summarized below:

	Nine Months Ended September 30, 2021
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of period	854	$12.55
Changes during the period:
Granted	86	$8.12
Vested and settled	(87)	$8.22
Forfeited and cancelled	(56)	$12.48
Stock and stock units, end of period	797	$12.56
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
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $1.9 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Transactions involving our performance awards during the nine months ended September 30, 2021 are summarized below:

	Nine Months Ended September 30, 2021
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	553	$13.69	273	$12.55
Changes during the period:
Granted	576	$6.70	110	$11.69
Vested and settled	(28)	$25.24	—	$—
Forfeited and cancelled	(387)	$14.91	(135)	$16.65
Performance stock units, end of period	714	$6.45	248	$9.94
_________________
1    Performance units with variable payouts are shown at target level of performance.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,045)	$2,988	$(8,021)	$400	$(27,678)	$(26,742)	$4,186	$(8,021)	$387	$(30,190)
Other comprehensive income (loss)	(2,210)	—	—	536	(1,674)	(2,978)	(627)	—	74	(3,531)
Balance, end of period	$(25,255)	$2,988	$(8,021)	$936	$(29,352)	$(29,720)	$3,559	$(8,021)	$461	$(33,721)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,210)	$536	$(1,674)	$(2,978)	$(81)	$(3,059)
Foreign currency hedge	—	—	—	(627)	155	(472)
Total	$(2,210)	$536	$(1,674)	$(3,605)	$74	$(3,531)

16. COMMITMENTS AND CONTINGENCIES
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
California Wage and Hour Litigation - On June 24, 2019 and August 26, 2020, two putative class action complaints were filed against Team Industrial Services, Inc. in the Superior Court for the County of Los Angeles, California. The plaintiff in the first filed action is Michael Thai (the “Thai action”). The plaintiff in the second filed action is Alex Esqueda (the “Esqueda action”). All of the claims pleaded in the Esqueda action were also pleaded in the Thai action. Each of the plaintiffs assert claims for alleged wage and hour violations under the California Labor Code (for alleged unpaid wages, failure to provide meal and rest breaks, and derivative related claims). The Thai action also asserts a putative class claim for violation of the Fair Credit Reporting Act. Both cases were stayed shortly after filing to allow the parties to mediate the claims. On February 23, 2021, the Los Angeles Superior Court designated the Thai and Esqueda actions as related cases. While the parties mediated on March 18, 2021, the cases did not settle. On April 16, 2021, Team Industrial Services, Inc. moved both the Thai and Esqueda actions to the United States District Court for the Central District of California. Plaintiff’s motion for remand was denied, and these matters remain in federal court.
We have established a liability at September 30, 2021 for a probable settlement on this matter. No assurances can be provided as to the timing, ultimate liability, outcome, or the impact these matters may have on our consolidated financial statements.
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. Although the matter is at an early stage, we understand the allegations will largely relate to spent film developing solutions generated through our mobile radiographic inspection services and that the claims relate to the characterization and quantities of those wastes and related notices, reporting, training, and planning. We are actively engaged with the EPA on this issue but we are unable at this time to estimate any ultimate monetary penalties associated with these preliminary allegations.
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
As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13 million and approximately $51 million, and we have accrued a liability as of September 30, 2021 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Simon, Vige, and Roberts Matter – On February 19, 2019, a personal injury claim was filed by the plaintiffs against several counterparties including Team Industrial Services Inc., in the 295th District Court of Harris County, Texas. The plaintiffs filed the action seeking monetary damages for personal injury, and emotional and mental distress. This matter was settled in July 2021. This claim is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly this claim has been fully funded by our insurance policies.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $44 million as of September 30, 2021, of which approximately $5 million is not covered by our various insurance policies.
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

Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$101,476	$96,637	$310,077	$284,992
MS	96,403	101,738	280,966	299,077
Quest Integrity	19,531	20,718	59,858	61,167
Total	$217,410	$219,093	$650,901	$645,236

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT[1]	$3,065	$7,720	$10,824	$(179,690)
MS2	(53,242)	9,581	(50,799)	20,502
Quest Integrity	1,702	3,006	7,152	9,801
Corporate and shared support services	(22,051)	(18,010)	(67,997)	(65,614)
Total	$(70,526)	$2,297	$(100,820)	$(215,001)
_________________
1    Includes goodwill impairment charge for IHT as discussed in Note 8 that impacted operating income (loss) for the nine months ended September 30, 2020.
1    Includes goodwill impairment charge for MS as discussed in Note 8 that impacted operating income (loss) for the nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,454	$290	$6,625	$2,174
MS	741	657	3,260	6,720
Quest Integrity	985	1,079	2,365	3,094
Corporate and shared support services	293	238	714	1,788
Total	$3,473	$2,264	$12,964	$13,776
_____________
1    Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,148	$3,609	$9,888	$11,338
MS	4,950	5,491	15,432	16,397
Quest Integrity	594	969	2,016	2,742
Corporate and shared support services	1,418	1,454	4,080	4,232
Total	$10,110	$11,523	$31,416	$34,709
Separate measures of Team’s assets by operating segment are not produced or utilized by management to evaluate segment performance.

A geographic breakdown of our revenues for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues: [1]
United States	$143,636	$147,986	$447,932	$463,445
Canada	30,465	32,014	81,110	67,658
Europe	27,122	24,673	82,098	76,315
Other foreign countries	16,187	14,420	39,761	37,818
Total	$217,410	$219,093	$650,901	$645,236
 ___________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

18. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net are summarized by segment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Group Reorganization and other continuing restructuring measures
Severance and related costs
IHT	$91	$—	$374	$—
MS	139	—	484	—
Quest Integrity	23	—	297	—
Corporate and shared support services	204	—	1,459	—
Total	$457	$—	$2,614	$—
Operating Group Reorganization
In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the nine months ended September 30, 2021, we incurred severance charges of $2.6 million, which represents all costs cumulatively incurred to date as a result of the Operating Group Reorganization. We expect expenses related to the Operating Group Reorganization to continue through the end of 2021.
A rollforward of our accrued severance liability associated with this reorganization is presented below (in thousands):

Nine Months Ended September 30, 2021
(unaudited)
Balance, beginning of period	$—
Charges	2,614
Payments	(1,458)
Balance, end of period	$1,156

For the three and nine months ended September 30, 2021, we also incurred professional fees of $0.2 million and $1.7 million associated with the Operating Group Reorganization.

OneTEAM Program
Beginning in 2017, we undertook a project (“OneTEAM”) to assess all aspects of our business for improvement and cost saving opportunities. We did not incur any severance costs under OneTEAM during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we incurred $0.3 million and $3.4 million, respectively, in severance charges associated with OneTEAM. We have incurred $11.8 million of OneTEAM severance charges cumulatively to date, and do not expect any further severance costs under this program. As of September 30, 2021, we had no remaining severance liability outstanding under OneTEAM.

19. SUBSEQUENT EVENTS
Refer to Note 1 for information on the Recent Financing Transactions and Note 11 for information on the amendments to the Term Loan Credit Agreement that we entered into on October 19, 2021, October 29, 2021 and November 9, 2021, and the amendment to the Warrants that we entered into on November 9, 2021.

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

•our ability to continue as a going concern;
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the impact of the COVID pandemic, and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects, loss of employees, supply availability, pricing pressures, cost overruns on our projects and the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
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
•our ability to generate sufficient cash from operations for working capital and liquidity needs, access our ABL Facility, or maintain our compliance with our ABL Facility and Term Loan covenants;
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
•our ability to forecast our liquidity needs, future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results;
•the loss of employees and its impact on the control environment;
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
•Upstream, Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
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
See Note 1 to our unaudited condensed consolidated financial statements and the notes thereto included in this report for a description of our Recent Financing Transactions.

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
The ultimate duration and economic impact of the COVID pandemic remains unclear. However, we believe the increased availability and administration of COVID vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID variants and the continued rollout and acceptance of COVID vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of September 30, 2021, we have deferred employer payroll taxes of $14.2 million with half of the deferral due in each of 2021 and 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $1.8 million and $0.3 million during the three months ended September 30, 2021 and $5.6 million and $1.0 million during the nine months ended September 30, 2021 as a reduction to operating expenses and selling, general and administrative expenses, respectively, compared to $3.8 million and $1.0 million as a reduction to operating expenses and selling, general and administrative expenses, respectively for the three months ended September 30, 2020 and $7.6 million and $1.9 million as a reduction to operating expenses and selling, general and administrative expenses, respectively for the nine months ended September 30, 2020. As of September 30, 2021, we also deferred certain payroll related expenses and tax payments of $4.4 million under other foreign government programs which will be due in 2021 and 2022.

Results of Operations
The following is a comparison of our results of operations for the three months ended September 30, 2021 compared to September 30, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$101,476	$96,637	$4,839	5.0%
MS	96,403	101,738	(5,335)	(5.2)%
Quest Integrity	19,531	20,718	(1,187)	(5.7)%
Total revenues	$217,410	$219,093	$(1,683)	(0.8)%
Operating income (loss):
IHT	$3,065	$7,720	$(4,655)	(60.3)%
MS	(53,242)	9,581	(62,823)	(655.7)%
Quest Integrity	1,702	3,006	(1,304)	(43.4)%
Corporate and shared support services	(22,051)	(18,010)	(4,041)	(22.4)%
Total operating income (loss)	$(70,526)	$2,297	$(72,823)	(3,170.4)%

Interest expense, net	(9,974)	(7,757)	(2,217)	(28.6)%
Other expense, net	(1,760)	(655)	(1,105)	(168.7)%
Loss before income taxes	$(82,260)	$(6,115)	$(76,145)	(1,245.2)%
Provision for income taxes	(8,922)	(2,958)	(5,964)	(201.6)%
Net loss	$(91,182)	$(9,073)	$(82,109)	(905.0)%

Revenues. Total revenues decreased $1.7 million or 0.8% from the prior year quarter. Excluding the favorable impact of $3.3 million due to foreign currency exchange rate changes, total revenues decreased by $5.0 million, IHT revenues increased by $3.7 million offset by decreases in MS revenue of $7.1 million and Quest Integrity revenue of $1.6 million after excluding foreign currency exchange rate changes. The increased revenue for IHT was due to an increase in nested technicians and from increased economic activity in the U.S. and select international markets as economies eased COVID-related shutdowns. Additionally, revenue was positively impacted by several large turnaround projects that were completed during the quarter. Revenue growth this quarter was negatively impacted by Hurricane Ida which caused significant disruptions before and after making landfall in late August, resulting in wind and water damage as well as knocking out electricity to many areas along the Gulf Coast. The impact of the hurricane caused at least ten refineries and numerous petrochemical plants to significantly reduce run rates or temporarily shut down, resulting in project delays and lowering technician activity levels.

Operating income (loss). Overall operating loss was $70.5 million in the current year quarter compared to operating income of $2.3 million in the prior year quarter. The overall increase in operating loss is primarily attributable to MS, which experienced a decrease in operating income of $62.8 million primarily due to the goodwill impairment. IHT experienced a decrease of $4.7 million due to inflationary costs pressures associated with the increased economic activity. We continue to realize cost inflation in several areas, such as raw materials, transportation, and labor costs. Additionally, Quest Integrity realized a decrease in operating income of $1.3 million and corporate and shared services expenses increased by $4.0 million primarily driven by an increase in legal costs, bad debts expense and other costs associated with reinstatement of the prior year temporary cost actions during the quarter.
For the three months ended September 30, 2021, operating loss includes net expenses totaling $60.3 million that we do not believe are indicative of our core operating activities, the prior year quarter included $3.3 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended September 30, 2021
Professional fees and other[1]	$—	$—	$—	$1,273	$1,273
Legal costs[2]	—	—	—	2,736	2,736
Severance charges, net[3]	90	139	23	204	456
Goodwill impairment charge	—	55,837	—	—	55,837
Total	$90	$55,976	$23	$4,213	$60,302
Three Months Ended September 30, 2020
Professional fees and other[1]	$—	$—	$—	$929	$929
Legal costs[2]	—	—	—	230	230
Severance charges, net[3]	88	1,326	186	35	1,635
Natural disaster costs[4]	21	479	—	—	500
Total	$109	$1,805	$186	$1,194	$3,294
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the three months ended September 30, 2021, includes $0.2 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three months ended September 30, 2020, includes $0.6 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three months ended September 30, 2021, primarily relates to accrued legal matters and other legal fees. For September 30, 2020, primarily relates to costs associated with international legal and internal control review matters.
3    For the three months ended September 30, 2021, includes $0.5 million primarily related to the Operating Group Reorganization. For September 30, 2020, $0.3 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program and $1.3 million of other severance charges due to the impact of COVID-19.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	$3,155	$7,829	$(4,674)	(59.7)%
MS	2,734	11,386	(8,652)	(76.0)%
Quest Integrity	1,725	3,192	(1,467)	(46.0)%
Corporate and shared support services	(17,838)	(16,816)	(1,022)	(6.1)%
Total operating income (loss), excluding non-core expenses	$(10,224)	$5,591	$(15,815)	(282.9)%

Excluding the impact of these identified non-core items in both periods, operating loss increased by $15.8 million, consisting of lower operating income in MS, IHT, and Quest of $8.7 million, $4.7 million, and $1.5 million, respectively, and an increase in corporate and shared support services expenses of $1.0 million. The lower operating income in MS is due to project delays, the negative impact of Hurricane Ida, and an increase in inflationary cost pressures associated with the ramp up in economic activity.
Interest expense, net. Interest expense, net increased $2.2 million, or 28.6%, from the prior year quarter primarily due to higher borrowing costs on our ABL Facility and Term Loan, which were entered into in December 2020, partially offset by lower average long-term debt balances outstanding.
Other expense, net. Other expense, net increased $1.1 million from the prior year quarter primarily due to foreign currency transaction losses. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $8.9 million on the pre-tax loss of $82.3 million in the current year quarter compared to an expense of $3.0 million on the pre-tax loss of $6.1 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was 10.9% for the three months ended September 30, 2021, compared to a provision of 48.4% for the three months ended September 30, 2020.
The effective tax rate change from the prior year quarter compared to the current year quarter is due to a significant portion of the income tax losses being offset by valuation allowances and the correlation in the prior year of domestic and foreign income and losses.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following is a comparison of our results of operations for the nine months ended September 30, 2021 compared to September 30, 2020.

The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$310,077	$284,992	$25,085	8.8%
MS	280,966	299,077	(18,111)	(6.1)%
Quest Integrity	59,858	61,167	(1,309)	(2.1)%
Total revenues	$650,901	$645,236	$5,665	0.9%
Operating income (loss):
IHT	$10,824	$(179,690)	$190,514	106.0%
MS	(50,799)	20,502	(71,301)	(347.8)%
Quest Integrity	7,152	9,801	(2,649)	(27.0)%
Corporate and shared support services	(67,997)	(65,614)	(2,383)	(3.6)%
Total operating loss	$(100,820)	$(215,001)	$114,181	53.1%

Interest expense, net	(28,968)	(21,847)	(7,121)	(32.6)%
Other expense, net	(3,754)	(1,292)	(2,462)	(190.6)%
Loss before income taxes	$(133,542)	$(238,140)	$104,598	43.9%
(Provision) Benefit for income taxes	(9,424)	15,812	(25,236)	(159.6)%
Net loss	$(142,966)	$(222,328)	$79,362	35.7%

Revenues. Total revenues increased $5.7 million or 0.9% from the prior year period. Excluding the favorable impact of $15.2 million due to foreign currency exchange rate changes, total revenues decreased by $9.6 million, IHT revenues increased by $19.9 million offset by decreases in MS revenue of $26.3 million and Quest Integrity revenues of $3.1 million. The increase in revenues in IHT is due to higher activity levels as a result of the increased economic activity during the quarter. The decrease in revenue for MS was primarily due to lingering COVID price-related concessions which largely rolled off at the end of the quarter along with large project deferrals. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the foreign currencies to which we have exposure during the current year quarter.
Operating loss. Overall operating loss was $100.8 million in the current year period compared to an operating loss of $215.0 million in the prior year period. The overall decrease in operating loss is attributable to IHT, which experienced an increase in operating income of $190.5 million due to a non-cash goodwill impairment charge recorded during the first quarter of 2020, arising from the impacts of COVID. Additionally, operating loss for the period was impacted by an increase in corporate and shared services expenses of $2.4 million along with decreases in operating income in MS and Quest Integrity of $71.3 million and $2.6 million, respectively.
For the nine months ended September 30, 2021, operating loss includes net expenses totaling $68.6 million that we do not believe are indicative of our core operating activities, while the prior year period included $203.2 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Nine Months Ended September 30, 2021
Professional fees and other[1]	$—	$—	$—	$3,107	$3,107
Legal costs[2]	—	—	—	6,845	6,845
Severance charges, net[3]	575	494	274	1,461	2,804
Goodwill impairment charge	—	55,837	—	—	55,837
Total	$575	$56,331	$274	$11,413	$68,593
Nine Months Ended September 30, 2020
Professional fees and other[1]	$—	$—	$—	$3,986	$3,986
Legal costs[2]	—	—	—	1,926	1,926
Severance charges, net[3]	1,126	2,993	326	556	5,001
Goodwill impairment charge	191,788	—	—	—	191,788
Natural disaster costs[4]	21	479	—	—	500
Total	$192,935	$3,472	$326	$6,468	$203,201
_________________
1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the nine months ended September 30, 2021, includes $1.7 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs) and $0.3 million of costs associated with the OneTEAM program (exclusive of restructuring costs). For the nine months ended September 30, 2020, includes $2.6 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the nine months ended September 30, 2021, primarily relates to accrued legal matters and other legal fees. For September 30, 2020, primarily relates to costs associated with international legal and internal control review matters.
3    For the nine months ended September 30, 2021, includes $2.6 million related to the Operating Group Reorganization and $0.2 million associated with other severances. For September 30, 2020, $3.4 million of severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program and $1.6 million of other severance charges due to the impact of COVID.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	$11,399	$13,245	$(1,846)	(13.9)%
MS	5,532	23,974	(18,442)	(76.9)%
Quest Integrity	7,426	10,127	(2,701)	(26.7)%
Corporate and shared support services	(56,584)	(59,146)	2,562	4.3%
Total operating loss, excluding non-core expenses	$(32,227)	$(11,800)	$(20,427)	(173.1)%
Excluding the impact of these identified non-core items in both periods, operating loss increased by $20.4 million, consisting of lower operating income in IHT, MS and Quest Integrity of $1.8 million, $18.4 million and $2.7 million, respectively, offset by a decrease in corporate and shared support services expenses of $2.6 million. The lower operating income in Quest Integrity reflects lower activity levels due to travel restrictions as a result of COVID and decline in overall activity levels. The operating loss increase in MS was largely attributable to lingering COVID-related price concessions which largely rolled off at the end of the second quarter and additional large project deferrals combined with a tough comparable given that the pandemic did not have a material impact on the first three months of operations in 2020 as well as inflationary cost pressures associated with the ramp up in economic activity.
Interest expense, net. Interest expense, net increased $7.1 million, or 32.6%, from the prior year period primarily due to higher borrowing costs on our ABL Facility and Term Loan, which were entered into in December 2020, partially offset by lower average long-term debt balances outstanding.
Other expense, net. Other expense, net increased $2.5 million from the prior year period primarily due to foreign currency transaction losses. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure. Non-operating results also include certain components of our net periodic pension cost (credit).
Taxes. Income tax expense was $9.4 million on the pre-tax loss of $133.5 million in the current year-to-date compared to a benefit of $15.8 million on the pre-tax loss of $238.1 million in the prior year-to-date. The effective tax rate was a provision of 7.1% for the nine months ended September 30, 2021, compared to a benefit of 6.6% for the nine months ended September 30, 2020.
The effective tax rate was a provision for the nine months ended September 30, 2021 versus a benefit for the nine months ended September 30, 2020 due to a significant portion of the income tax losses being offset by valuation allowances.
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

The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Adjusted Net Income (Loss):
Net loss	$(91,182)	$(9,073)	$(142,966)	$(222,328)
Professional fees and other[1]	1,273	929	3,107	3,986
Legal costs[2]	2,736	230	6,845	1,926
Severance charges, net[3]	456	1,635	2,804	5,001
Natural disaster costs[4]	—	500		500
Goodwill impairment charges	55,837	—	55,837	191,788
Tax impact of adjustments and other net tax items[5]	(305)	(692)	(368)	(15,610)
Adjusted net loss	$(31,185)	$(6,471)	$(74,741)	$(34,737)

Adjusted net loss per common share:
Basic	$(1.01)	$(0.21)	$(2.42)	$(1.14)
Diluted	$(1.01)	$(0.21)	$(2.42)	$(1.14)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(91,182)	$(9,073)	$(142,966)	$(222,328)
Provision (benefit) for income taxes	8,922	2,958	9,424	(15,812)
Interest expense, net	9,974	7,757	28,968	21,847
Foreign currency losses[7]	1,933	752	4,274	1,641
Pension credits[6]	(173)	(129)	(520)	(381)
Professional fees and other[1]	1,273	929	3,107	3,986
Legal costs[2]	2,736	230	6,845	1,926
Severance charges, net[3]	456	1,635	2,804	5,001
Natural disaster costs	—	500		500
Goodwill impairment charges	55,837	—	55,837	191,788
Consolidated Adjusted EBIT	(10,224)	5,559	(32,227)	(11,832)
Depreciation and amortization
Amount included in operating expenses	4,841	5,794	15,391	17,517
Amount included in SG&A expenses	5,269	5,729	16,025	17,192
Total depreciation and amortization	10,110	11,523	31,416	34,709
Non-cash share-based compensation costs	1,108	1,127	5,576	4,073
Consolidated Adjusted EBITDA	$994	$18,209	$4,765	$26,950

Free Cash Flow:
Cash (used in) provided by operating activities	$(1,062)	$(7,080)	$(35,861)	$20,165
Capital expenditures	(3,156)	(4,198)	(12,376)	(16,684)
Free Cash Flow	$(4,218)	$(11,278)	$(48,237)	$3,481
____________________________________
1    For the three and nine months ended September 30, 2021, includes $0.2 million and $1.7 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three and nine months ended September 30, 2020, includes $0.6 million and $2.6 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three and nine months ended September 30, 2021, primarily relates to accrued legal matters and other legal fees. For the three months and nine months ended September 30, 2020, primarily relates to costs associated with international legal matters.
3    For the three months and nine months ended September 30, 2021, $0.5 million and $2.6 million, respectively, associated with the Operating Group Reorganization and other continuing restructuring measures. For the three and nine months ended September 30, 2020, severance charges are associated with the OneTEAM program, including international operations.
4    Amount represents the insurance deductible for hurricane damage incurred for the three months ended September 30, 2020.
5    Represents the tax effect of the adjustments. Beginning in Q2 2021, we now use the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21% except for the adjustment of the goodwill impairment charge in Q1 2020 for which the actual tax impact was used. We have restated the prior period tax impact to use the statutory tax rate by legal entity, net of valuation allowance.

6    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
7    Represents foreign currency losses. For prior period, includes other nominal fees.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$3,065	$7,720	$10,824	$(179,690)
Severance charges, net[1]	90	88	575	1,126
Natural disaster costs[2]	—	21		21
Goodwill impairment charge	—	—	—	191,788
Adjusted EBIT	3,155	7,829	11,399	13,245
Depreciation and amortization	3,148	3,609	9,888	11,338
Adjusted EBITDA	$6,303	$11,438	$21,287	$24,583

MS
Operating income	$(53,242)	$9,581	$(50,799)	$20,502
Severance charges, net[1]	139	1,326	494	2,993
Natural disaster costs[2]	—	479	—	479
Goodwill impairment charge	55,837	—	55,837	—
Adjusted EBIT	2,734	11,386	5,532	23,974
Depreciation and amortization	4,950	5,491	15,432	16,397
Adjusted EBITDA	$7,684	$16,877	$20,964	$40,371

Quest Integrity
Operating income	$1,702	$3,006	$7,152	$9,801
Severance charges, net[1]	23	186	274	326
Adjusted EBIT	1,725	3,192	7,426	10,127
Depreciation and amortization	594	969	2,016	2,742
Adjusted EBITDA	$2,319	$4,161	$9,442	$12,869

Corporate and shared support services
Net loss	$(42,707)	$(29,380)	$(110,143)	$(72,941)
Provision (benefit) for income taxes	8,922	2,958	9,424	(15,812)
Interest expense, net	9,974	7,757	28,968	21,847
Foreign currency losses[6]	1,933	752	4,274	1,641
Pension credit[3]	(173)	(129)	(520)	(381)
Professional fees and other[4]	1,273	929	3,107	3,986
Legal costs[5]	2,736	230	6,845	1,926
Severance charges, net[1]	204	35	1,461	556
Adjusted EBIT	(17,838)	(16,848)	(56,584)	(59,178)
Depreciation and amortization	1,418	1,454	4,080	4,232
Non-cash share-based compensation costs	1,108	1,127	5,576	4,073
Adjusted EBITDA	$(15,312)	$(14,267)	$(46,928)	$(50,873)
___________________
1    Primarily relates to severance charges incurred associated with the Operating Group Reorganization and other continuing restructuring measures for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, relates to severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program.
2    Amount represents the insurance deductible for hurricane damage incurred for the three months ended September 30, 2020.
3    Represents pension credit for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

4    For the three and nine months ended September 30, 2021, includes $0.2 million and $1.7 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three and nine months ended September 30, 2020, includes $0.6 million and $2.6 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
5    For the three and nine months ended September 30, 2021, primarily relates to accrued legal matters and other legal fees. For the three and nine months ended September 30, 2020, primarily relates to costs associated with international legal matters.
6    Represents foreign currency gain/loss. For prior periods, includes other nominal fees.

Liquidity and Capital Resources

Financing for our operations consists primarily of our ABL Facility (defined below) and cash flows attributable to our operations. Our principal uses of cash are for working capital needs and liquidity. We have suffered recurring operating losses related to COVID pandemic and related economic repercussions, and difficult market conditions. During the quarter, revenues and margins continued to decline along with margin pressures from inflationary costs including labor, materials, and transportation resulting in further operating losses. We are in compliance with our debt covenants, however, our current financial forecasts indicate insufficient cash flows from operations to maintain compliance with our ABL covenants and repay our outstanding debt if it were to come due. Subsequent to quarter-end, we had limited borrowing capacity to fund our increasing working capital needs. These factors raise substantial doubt about our ability to continue as a going concern. In response to the above, (i) we have entered into the Recent Financing Transactions (as further described in Note 1 - Summary of Significant Accounting Policies and Practices) to address our near-term liquidity needs; (ii) we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth; and (iii) we are actively pursuing other strategic alternatives. While the Recent Refinancing Transactions provide us with additional funding to meet our short-term liquidity needs, there can be no assurance that we will generate adequate liquidity to fund operations and meet our debt service obligations in the future or that our lenders will continue to provide amendments to the Company.
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
At September 30, 2021, we had $17.0 million of cash on hand, of which, about $4.0 million of cash is located in countries where currency restrictions exist. We also had approximately $27.0 million of available borrowing capacity under the ABL Facility. Borrowing availability under the ABL Facility is based on a percentage of the value of accounts receivable and inventory, subject to eligibility criteria and customary reserves which may be modified in the agent’s permitted discretion. The ABL Facility also provides for the issuance of letters of credit, which further reduce the borrowing capacity thereunder. There were $24.4 million in letters of credit outstanding under the credit facility. The ABL Facility also contains a financial covenant which requires the Company to maintain a minimum Fixed Charge Coverage Ratio (“FCCR”) of 1.0:1.0 upon the occurrence of an event of default or any date upon which excess availability is less than the greater of (a) 10% of the line cap and (b) $15.0 million, all of which we were in compliance with at September 30, 2021. In the event that our excess availability is less than the greater of $18.75 million and 12.5% of the line cap for five consecutive business days, then the Company is in a cash dominion period where the agent may have control of all funds deposited in certain blocked accounts. In the event excess availability is below $15.0 million then certain covenant requirements must be maintained including the requirement to maintain compliance with a FCCR of at least 1.00:1.00. As of September 30, 2021, if an accelerated triggering event had occurred, the Company would not be able to be in compliance with the FCCR requirement.
In order to secure our casualty insurance programs we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $24.4 million at September 30, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduce amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.

Atlantic Park Term Loan

On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, subject to certain conditions. The Term Loan is secured by substantially all of our assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million. The effective interest rate on the Term Loan at September 30, 2021 was 11.95%.

The Term Loan contains prepayment provisions, events of default and covenants, all of which we were in compliance with at September 30, 2021.
On October 19, 2021, we entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Credit Agreement with the financial institutions party thereto from time to time (the “Lenders”) and APSC, as agent. The First Amendment to the Credit Agreement, among other things, (i) defers an October 19, 2021 interest payment until October 29, 2021; (ii) requires that the Company use commercially reasonable efforts to appoint an additional independent director to our Board of Directors who is acceptable to the agent; (iii) provides the Lenders with additional information rights; and (iv) tightens certain negative covenants included in the Term Loan Credit Agreement until the deferred interest is made current.
On October 29, 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan Credit Agreement with the Lenders and the agent. The Second Amendment, among other things, (i) further defers an October 29, 2021 interest payment until November 15, 2021; (ii) contains certain milestones; (iii) provides the Lenders with a 10-day right of first refusal regarding any refinancing of the Company’s obligations under the ABL Facility; (iv) obligates the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the Agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provides that the Company will not permit a covenant trigger event under the ABL Facility to occur.
On November 9, 2021, as part of the Recent Financing Transactions, we entered into Third Amendment to the Term Loan Credit Agreement. The Third Amendment to the Term Loan Credit Agreement, among other things, (i) waives certain covenants until September 30, 2022 and modifies covenants thereafter to provide us with additional flexibility and (ii) requires us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock, and to amend the Warrants currently held by APSC, to provide for, an exercise price of $1.50 per share.

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

We have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive)), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Cash and cash equivalents. Our cash and cash equivalents at September 30, 2021 totaled $17.0 million, of which $16.4 million was in foreign accounts, primarily in Europe, Brazil, the United Kingdom and Australia.

Cash flows are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2021	2020
	unaudited	unaudited
Net cash provided by (used in):
Operating activities	$(35,861)	$20,165
Investing activities	(12,222)	(17,552)
Financing activities	41,743	4,662
Effects of exchange rates on cash and cash equivalents	(1,274)	161
Net change in cash and cash equivalents	$(7,614)	$7,436
Cash flows attributable to our operating activities. For the nine months ended September 30, 2021, net cash used in operating activities was $35.9 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $143.0 million for the period. Overall, the decline in cash generated from operations was driven primarily by funding our working capital needs associated with an increase in accounts receivables and costs partially offset by inflation, increased activity levels and associated higher costs. Partially offsetting the net loss for the period were adjustments of $37.8 million for depreciation and amortization, $5.6 million in non-cash compensation cost, and goodwill impairment of $55.8 million.
For the nine months ended September 30, 2020, net cash provided by operating activities was $20.2 million. Positive operating cash flow was primarily attributable to adjustments out of $222.3 million in net losses from goodwill impairment of $191.8 million, depreciation and amortization of $34.7 million, non-cash compensation costs of $4.1 million and amortization of deferred loan costs and debt discount of $6.5 million and a decrease in working capital of $8.1 million, which was primarily due to decreases in accounts receivable and other accrued liabilities.
Cash flows attributable to our investing activities. As a response to the ongoing effects of COVID, in order to preserve liquidity, we are limiting capital spending to critical client projects that offer the highest rate of return. Capital expenditures can vary depending upon specific client needs or organization needs that may arise unexpectedly.
For the nine months ended September 30, 2021, net cash used in investing activities was $12.2 million, primarily for capital expenditures.
For the nine months ended September 30, 2020, net cash used in investing activities was $17.6 million, consisting primarily of $16.7 million for capital expenditures and an acquisition of $1.0 million within our Quest Integrity segment.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2021, net cash provided by financing activities was $41.7 million consisting primarily of net borrowings under our ABL Facility of $45.1 million partially offset by $2.3 million in payments of debt issuance costs.
For the nine months ended September 30, 2020, net cash provided by financing activities was $4.7 million consisting primarily of net borrowings under the revolving portion of our Credit Facility of $10.8 million partially offset by the term loan payment of our former credit facility of $3.8 million as well as $1.8 million of debt issuance costs.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2021 and 2020, the effect of exchange rate changes on cash was a positive impact of $1.3 million and a negative impact of $0.2 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates relative to the foreign currencies to which we have exposure.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies is included in the 2020 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the nine months ended September 30, 2021 were $4.3 million.
We have a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. The impact from these swap contracts was not material for the three and nine months ended September 30, 2021 and September 30, 2020.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive loss were $2.2 million for the nine months ended September 30, 2021.
We had foreign currency-based revenues and operating income of approximately $201.4 million and $6.8 million, respectively, for the nine months ended September 30, 2021. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $20.0 million and $0.7 million, respectively.
The ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at September 30, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $2.7 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of September 30, 2021, the outstanding principal balance of the Notes was $93.1 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $86.9 million as of September 30, 2021, while the estimated fair value of the Notes was $88.2 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 11 to the condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of September 30, 2021, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
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
Our operations and financial results are subject to various risks and uncertainties. Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended June 30, 2021.
We may not be able to continue as a going concern. As of September 30, 2021, we had an accumulated deficit of $332.5 million, cash and cash equivalents of $17.0 million, current liabilities of $181.9 million and generated a net loss of $143.0 million for the nine month ended September 30, 2021. We have suffered recurring operating losses related to difficult market conditions and expect to continue to incur losses for the foreseeable future. Subsequent to quarter-end, we had limited borrowing capacity to fund our planned operations for at least twelve months beyond the date of the financial statements included in this report. These factors raise doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. The ability to continue as a going concern is dependent upon our ability to negotiate with our lenders to address our near-term liquidity needs. However, there can be no assurance that we will generate adequate liquidity to fund operations and meet our debt service obligations in the future or that our lenders will provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen or that we will generate adequate liquidity to fund operations and meet our debt service obligations in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1
Amendment No. 2 to Credit Agreement, dated December 18, 2020, among Team, Inc., as Borrower, the financial institutions party thereto from time to time and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.1 to Team, Inc.'s Current Report on Form 8-K on November 5, 2021, incorporated by reference herein).

4.2
Form of Amended and Restated Common Stock Purchase Warrant No. 1 dated November 10, 2021, between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on From 8-K filed on November 12, 2021, incorporated by reference herein).

10.1
Subordinated Term Loan Agreement dated November 9, 2021, by and among the lenders from time to time party thereto, and Corre Credit Fund, LLC, as agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on From 8-K filed on November 12, 2021, incorporated by reference herein).

Exhibit Number	Description
10.2
Amendment No. 3 to Credit Agreement, dated December 18, 2020, among Team, Inc., as Borrower, the financial institutions party thereto from time to time and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on From 8-K filed on November 12, 2021, incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 12, 2021	/S/ AMERINO GATTI
Amerino Gatti Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ SUSAN M. BALL
Susan M. Ball Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ MATTHEW E. ACOSTA
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)