Form 10-K
period 2021-12-31
TEAM INC
filed 2022-03-16
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-08604

TEAM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1765729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13131 Dairy Ashford, Suite 600, Sugar Land, Texas	77478
(Address of Principal Executive Offices)	(Zip Code)
(281) 331-6154
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.30 par value	TISI	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2021 was approximately $146 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $6.70.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 43,124,362 shares of common stock, par value $0.30, outstanding as of March 11, 2022.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Table of Content
ANNUAL REPORT ON FORM 10-K INDEX

Table of Content
Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2022 Proxy Statement and are incorporated herein by reference. A copy of the 2022 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
•our ability to manage inflationary pressures in our operating costs;
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
•our ability to expand into new markets (including low carbon energy transition) and attract clients in new industries may be limited due to our competition’s breadth of service offerings and intellectual property;
•we have significant debt and high leverage which could have a negative impact on our financing options, liquidity position and ability to manage increases in interest rates;
•the timing of new client contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•risk of non-payment and/or delays in payment of receivables from our clients;
•our ability to generate sufficient cash from operations, access our ABL Credit Facility (defined below), or maintain our compliance with our ABL Credit Agreement (defined below), Term Loan Credit Agreement (defined below), and Subordinated Term Loan Credit Agreement (defined below) covenants;
•compliance with continued listing standards of the New York Stock Exchange;
•our financial forecasts are based upon estimates and assumptions that may materially differ from actual results;

Table of Content
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
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business; and
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions
ITEM 1.    BUSINESS
General Development of Business
Introduction. Unless otherwise indicated, the terms “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TISI”.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support.
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
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams and railways); and

Table of Content
•Aerospace and Defense.
Description of Business
Inspection and Heat Treating Segment:
IHT offers standard to specialty inspection services as well as heat treating services and digital imaging services. Heat treating services are generally associated with turnaround, project and new construction activities. IHT also offers advanced digital imaging services enabled by specialized local and wide area laser scanning and video equipment and land-based and aerial robotics platforms in the form of drones. A description of these core IHT services is as follows:
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
Magnetic Particle Inspection. Magnetic Particle Inspection is an NDT process for detecting surface and slight subsurface discontinuities in ferroelectric materials such as iron, nickel, cobalt, and some of their alloys. The process puts a magnetic field into the test object. When the part is magnetized, flaws perpendicular to the magnetic field direction cause flux leakage. If a lapse or a crack is present, the magnetic particles will be attracted to the flawed area, providing our technician with what is called an indication. Our technician will then evaluate the indication to assess the location, size, shape and extent of these imperfections.
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

Table of Content
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
Robotics and Inspection Services. Utilizing a combination of proprietary and advanced third party equipment, including video, laser scanning, robotic crawlers and aerial drones, to remotely capture digital images in difficult or dangerous to access locations in and around energy industry infrastructure. We often deliver such services as part of an integrated solution where ADI may complement or further inform other inspection and condition assessment techniques.
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

Table of Content
Mechanical Services Segment:
MS provides onstream services engineered to keep client assets on-line and producing, and specialty maintenance, turnaround and outage services, which are performed while assets are off-line, and are designed to reduce client downtime. These core MS services described below are delivered in on-call, project-managed, and full-time nested capacities.
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
Hot Tapping Services. Our hot tapping services consist of a full range of hot tapping and Line-stopTM services. Hot tapping services involve utilizing specialized equipment to machine a hole in a pressurized piping system so that a new branch pipe can be connected onto the existing pipe, or pipeline, without interrupting operations. Line-stopTM services involve inserting a mechanical isolation device, through the tapped area, to stop the process flow, permitting the line to be isolated and depressurized downstream, so that maintenance work can be performed on the pipeline, piping system, or other client asset. The Hi-stopTM is a proprietary service solution that allows stopping of process flows under typically more extreme pressures and temperatures where standard industry equipment is unable to operate. Our patent pending SmartStopTM double block and bleed technology allows a dual-stop Line-stopTM head to be inserted through a single tap, with the ability to bleed between the seals, ensuring the integrity of the isolation. In some cases, we may use line freezing processes by injecting liquid nitrogen into specialized equipment with external chambers around the pipe to stop the process flow. Inflatable stops are used in low-pressure applications where a pipe is out of round or inside surface conditions of the pipe prevent a standard line stop. In support of our hot tapping and other repair solutions, we supply specialty and in-service welding solutions, certified in accordance with American Society of Mechanical Engineers (“ASME”) codes, and are authorized by National Board of Boiler and Pressure Vessel Inspectors (the “NBBI”) for the repair of nuclear components, boilers, and other pressure containing components.
Valve Insertion Services. We offer professional installation services for our patented InsertValveTM. The valve can be installed onstream, eliminating the need for line shut downs during planned or emergency valve tie-ins. Designed for a wide range of line sizes and types, the InsertValveTM wedge gate sits on the valve body, not the pipe bottom. This unique feature

Table of Content
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
Quest Integrity Segment:
Quest Integrity offers integrity and reliability management solutions in the form of advanced quantitative inspection, engineering and condition assessment services and products. Quest Integrity’s advanced quantitative inspection services utilize proprietary NDT and NDE instrumentation and technology to provide in-line inspections to critical infrastructure in the downstream, midstream, upstream and power industries. Additionally, Quest Integrity offers engineering assessment services enabled by proprietary software and other analytical tools, and complemented by lab testing resources.
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

Table of Content
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
Marketing, Clients and Competition
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to client needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our clients who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single client accounted for 10% or more of consolidated revenues during the years ended December 31, 2021, 2020 or 2019.
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

Table of Content
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

Human Capital
At December 31, 2021, we had approximately 5,200 employees, with approximately 4,100 employed in the United States and 1,100 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our employee retention program. We invest in our talent by providing our employees with targeted training, mentoring and career development opportunities, all of which enable us to hire and retain talented, high-performing employees. Through our safety first culture and our diversity and inclusion initiatives, we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.
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
Diversity and inclusion
A diverse and engaged workforce is critical to our success, and we work hard to create an environment where our employees feel valued, engaged and inspired to do their best work. We are proud that a diverse group of people from all backgrounds, religions, nationalities, gender identity, sexual orientations and races make up our team. It continues to be our goal to knock down barriers and eliminate bias wherever it exists through strategic employee-engaged initiatives.
While we continue to focus on maintaining or improving the gender diversity among our executive leadership and corporate populations, we are also committed to improving our gender diversity amongst our technician population, which comprises more than 75% of our overall global workforce.

	Executive Leadership	General & Administrative	Global Workforce[1]
Female	15%	51%	12%
Male	85%	49%	88%
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

Table of Content
Health, safety and training
In 2020, we introduced our “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules are clear and simple rules designed to address those activities that put our employees at the greatest risk. The rules include both encouraged behaviors as well as discouraged behaviors. All our employees receive online training on the rules and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through our safety bulletins, and are printed in multiple languages.
In assessing safety performance, we measure our annual total recordable incident rate (“TRIR”), which is defined as the number of recordable injuries per 200,000 working hours. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. In 2021, our TRIR was 0.39. Our vehicle safety performance system (VSPS) has helped improve our motor vehicle accident rate by 20% since the prior year. The VSPS is monitored centrally where parameters such as speed, seat belt, hard breaking, and engine diagnostics can be monitored by the driver’s supervisor such that they can manage unsafe driving before an accident occurs.
Accelerated by our response to the COVID-19 pandemic, we have several online training and distance learning classes to our curriculum to help meet the needs of a rapidly changing workplace environment. These are administered and tracked globally though our Learning Management System. We prepared and led several topics to support employees during COVID-19 including a session on helping parents cope with the pandemic while working remotely, helping managers to lead remote workers and supporting employees as they safely moved to working remotely where necessary. We also launched STAMP, TEAM’s Stress and Anxiety Management Program that included several tools and resources to help employees effectively manage stress and prevent depression and other mental illnesses. This program included several sessions focused on mindfulness and we coordinated this program with our Employee Assistance Program that offered mental health and depression resources for our employees and their families. This program has received much praise and support from our employees, their families and our clients.
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
As we navigated through the impact of the COVID-19 pandemic, we proactively introduced more flexibility in our work environment by offering eligible employees the ability to work remotely or on-site, flexible working schedules, and restricting in person meetings. All of these measures were driven by the safety and health of our employees, their family members, clients and other contractors at the forefront.
Employee engagement
Periodically, our employees participate in our engagement survey which provides us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from the engagement survey, we continually review our regional health benefits, communication strategy and training efforts. We believe the significant response rate to our survey is indicative of the intensity of our employee’s connection to our organization, marked by a committed effort to achieve goals in environments that support productivity and maintain personal well-being.
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
Environmental, social and governance
We are committed to conducting our business in a manner that protects the environment and the health and safety of our employees and the public including supporting career growth opportunities to our diverse team of employees; and actively contributing to the local communities. We will work with the government, industry, and public in support of laws, regulations,

Table of Content
standards and other programs that safeguard the community, workplace and the environment. To meet this commitment, we maintain management systems designed to ensure compliance with all applicable laws, regulations and internal requirements, as well as to facilitate the continuous improvement of our processes, products, and personnel. Our highest priority is the safety of our employees, clients, and other contractors. We also intend to set an example of leadership in the field of health, safety and environmental management, and will promote resource conservation, the reduction of waste and pollution prevention.

Available Information
Our internet website address is www.teaminc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board committees on our website. Our governance documents are available in print to any stockholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478. Information contained on our website is not part of this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
Our business, financial condition, results of operations, cash flows and/or stock price could be materially adversely affected by any of the risks and uncertainties described below.
Risks Related to Market Conditions
The COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition. Our clients in the oil and gas industry have historically accounted for a substantial portion of our revenues. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry in the past two years. Since the onset of the pandemic in early 2020, these events have directly affected our business and have exacerbated the potential negative impact from many of our risks, including those relating to the worldwide demand for oil and natural gas, our clients’ capital spending and trends in oil and natural gas prices. In addition, the pandemic and efforts to mitigate its spread have resulted in logistical challenges to our operations, including travel restrictions that prevent our personnel from commuting to certain facilities and job sites. These logistical challenges could increase if the pandemic worsens or persists.
Oil demand during 2020 and 2021 was substantially less than demand in 2019 as a result of the virus and corresponding measures taken around the world to mitigate its spread. Though demand began to increase during the latter part of 2021, a worsening of the virus could result in an increase in mitigation efforts and a reduction in demand for oil and gas and our services and products. Given the nature and significance of the events described above, we are not able to enumerate all related potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to: greater supply chain disruption, which could have an adverse impact on volumes and make it more difficult for us to serve our clients; liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies; notices from customers, suppliers, and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons; cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity; litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters, and insurance arrangements; infections and quarantining of our employees and the personnel of our customers, suppliers, and other third parties in areas in which we operate; actions undertaken by national, regional, and local governments and health officials to contain COVID-19 or treat its effects; and structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel, and interact, or in connection with a global recession or depression.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist or any changes in their severity, the full extent of the impact they will have on our business, liquidity, results of operations, and financial condition or the pace or extent of any recovery. To the extent COVID-19 adversely affects our business, liquidity, results of operations, and financial condition, it may also have the effect of heightening other risks.

Table of Content
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
Our revenues are heavily dependent on certain industries. Sales of our services are dependent on clients in certain industries, particularly the refining and petrochemical industries. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in client businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Certain clients have employees represented by unions and could be subject to temporary work stoppage which could impact our activity level.
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
If we cannot regain compliance with the NYSE’s continuing listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and your ability to sell our common stock.
On February 2, 2022, we were notified by the NYSE that the average closing price of our common stock, over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. We have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading day period ending on the last trading day of such month. If we fail to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in the best interests of the Company and our shareholders, including potentially through the consummation of a reverse stock split, subject to Board of Director and shareholder approval.
A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us. A delisting of our common stock could constitute a “fundamental change” under the terms of our 5.00% Convertible Notes due 2023 (the “Notes”), requiring us to make an offer to repurchase the Notes at par. There can be no assurance we would have sufficient funds available to us to repurchase the Notes if required to do so. Failure to repurchase the Notes also could cause a cross-default under our ABL Credit Facility and Term Loans, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on our business and financial condition.

Table of Content
Risks Related to Our Operations
If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Competition can place downward pressure on our prices and profit margins. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, client requirements, competitive pressures, inflationary pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
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
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce. We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. Due to the impacts of COVID-19, we implemented cost reductions and organizational changes which increases our risk of losing key skilled employees. Furthermore, once the economic environment and demand for our services has recovered, we will be under pressure to re-hire or onboard employees during a time when there could be a significant demand for skilled labor. The loss of these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact the demand for our products and services.
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
Additional impairments of our goodwill, impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, goodwill and other intangible assets comprise a significant portion of our total assets. As of December 31, 2021, our goodwill and intangible assets totaled $25.2 million and $89.9 million, respectively. We assess or test goodwill for impairment at least annually in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), while our other long-lived assets, including our finite-lived intangible assets, are tested for impairment when

Table of Content
circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions all would increase the risk of impairment.
We have three reporting units and perform a goodwill impairment test at a reporting unit level on an annual basis on December 1 of each year and, as discussed above, whenever there are sufficient indicators that the carrying value of a reporting unit exceeds its fair value.
As a result of revenue and earnings declines and sustained declined in our stock price through September 30, 2021, we determined that a triggering event had occurred as it was more likely than not that the carrying values of our reporting units exceeded their fair values. Our revenue growth and profitability are influenced by several industry trend factors, including end markets capital spending levels, supply and demand levels and technology. With oil prices and demand increasing, refiners (represents approximately 40% of our customers) are recovering; however, capital expenditures have not fully recovered resulting in lower current activity and pricing pressure for our products and services. Accordingly, we performed a quantitative assessment of the fair value of goodwill as of September 30, 2021.
Based upon our impairment assessment, we determined the carrying amount of our MS reporting unit exceeded the fair value. As a result, we recorded $55.8 million in goodwill impairment charges on our MS reporting unit during the three months ended September 30, 2021. The fair value of the Quest Integrity reporting unit exceeded its carrying value at September 30, 2021. Our IHT reporting unit has no goodwill associated as it was determined to be fully impaired on March 31, 2020.
For our annual goodwill impairment test as of December 1, 2021, we elected to perform a quantitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. Based on the quantitative assessment, we concluded that the carrying amount of our Quest Integrity reporting unit exceeded the fair value. As a result, we recorded $8.8 million in goodwill impairment charges on our Quest Integrity reporting unit during the three months ended December 31, 2021.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized in the estimated amounts, may take longer to be realized, or could be realized only for a limited period. In 2017 through the first quarter of 2021, we developed and implemented a project known as OneTEAM, an assessment of all aspects of our business, including international operations, for improvement and cost saving opportunities. In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery after the COVID-19 pandemic, continue service diversification, and enhance client value. These organizational changes resulted in restructuring charges and other cost saving opportunities. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
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
We may experience inflationary pressures in our operating costs and cost overruns on our projects. A number of our clients are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials,

Table of Content
trade disputes and tariffs, currency fluctuations, inflation pressures or our suppliers' or subcontractors' inability to perform could result in substantial losses, as such changes adversely affect the revenues recognized on each project.
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
Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the U.S., and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. Our international business operations may include projects in countries where corruption is prevalent. Although we have, and continue to, implement and enforce policies and procedures designed to ensure compliance with the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.
Business acquisitions and divestitures entail risk for investors. From time to time, we seek growth through strategic acquisitions while also evaluating our portfolio for potential divestitures in, or complementary to, the specialty maintenance and specialty industrial services, including inspection, engineering assessment and mechanical services to complement, diversify or rationalize our existing business. We may also acquire other businesses that enhance our services or geographic scope and/or divest certain businesses or service offerings to rationalize our operations and take advantage of strategic opportunities. We may not be able to expand our market presence through acquisitions, and acquisitions may present unforeseen integration difficulties or costs. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition or divestiture, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, or if we are not able to successfully separate divested operations, our business could be adversely affected. The transactions may also affect our share price or future financial results depending on the structure of such considerations. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.
The price of our outstanding securities may be volatile. It is possible that in some future quarter (or quarters) our revenues, operating results or other measures of financial performance will not meet the expectations of investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, and in addition to the other factors identified under this Item 1A “Risk Factors”, the following factors may affect our sales and operating results: the timing of significant client orders, the timing of planned maintenance projects at client facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective clients, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance.
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

Table of Content
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
Risks Related to Financing Our Business
We are subject to risks associated with indebtedness under our credit facilities, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. Additionally, due to our significant debt and high leverage there could be a negative impact on our financing options and liquidity position.
We have a significant amount of debt as discussed below, and our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, to fund growth or for general corporate purposes;
•make it more difficult for us to satisfy the terms of our debt obligations;
•make it more difficult for us to manage increases in interest rates;
•limit our ability to refinance our existing debt on terms acceptable to us, or at all;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.
On December 18, 2020, we entered into an asset-based credit agreement (the “Credit Agreement”) led by Citibank, N.A., as agent, which provides for available borrowings up to $150.0 million (the “ABL Facility”). The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $10.0 million (updated from $50.0 million to $10.0 million as part of the Third Amendment to the Term Loan) or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $10.0 million outstanding and we do not have sufficient excess availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date.
On December 7, 2021, the Company entered into Amendment No. 2 (the “ABL Amendment No. 2”) to the Credit Agreement. ABL Amendment No. 2, among other things, (i) revises the applicable margin to 4.25% for LIBOR rate advances, (ii) provides that at all times beginning on the effective date of the ABL Amendment No. 2 and ending on the date Citibank shall have received and approved the borrowing base certificate for the calendar month ending December 31, 2021, the borrowing base shall not exceed the lesser of (a) the borrowing base calculated as set forth in the borrowing base certificate for the calendar month ending December 31, 2021 and (b) $108,500,000, (iii) establishes an interest reserve account for certain payments due under the Term Loan Credit Agreement, (iv) provides that after giving effect to any borrowing and any disbursements to be made by the Company with the proceeds of such borrowing, within one business day of such borrowing, the Company and its U.S. subsidiaries may not have more than $5.0 million cash on hand, (v) provides for weekly variance testing to be delivered to Citibank, (vi) requires the Company to have used all of the proceeds borrowed under the Subordinated Term Loan Credit Agreement prior to borrowing under the Credit Agreement, and (vii) increases the amount of subordinated debt available to be incurred by the Company to account for (a) the additional $27.5 million borrowed under the Subordinated Term Loan Credit Agreement, (b) any additional amount borrowed under the Subordinated Term Loan Credit Agreement not to exceed $75.0 million in the aggregate, and (c) the payment of interest in the form of payment-in-kind interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement).

Table of Content
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
On February 11, 2022, we entered into a new credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025, however, the ABL Credit Facility is subject to the Trigger Date as defined above. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Credit Agreement, which was repaid and terminated in full on February 11, 2022.
Revolving Credit Loans bear interest through maturity at a variable rate based upon an annual rate of a LIBOR Rate (or a Base Rate (as defined below) if the LIBOR Rate is unavailable for any reason), plus an applicable margin (“LIBOR Rate Loan” and “Base Rate Loan”, respectively). The “Base Rate” is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Wells Fargo Bank, National Association’s prime rate, and (3) the one-month LIBOR Rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% Base Rate floor and a rate of 4.15%, 4.40% or 4.65% for LIBOR Rate Loans with a 1.00% LIBOR floor, in each case depending on the amount of EBITDA as of the most recent measurement period, as reported in a monthly compliance certificate. The Delayed Draw Term Loans shall bear interest through maturity at a rate of the LIBOR Rate plus 10.0%, with a 1.00% LIBOR floor. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the ABL Credit Facility is payable monthly. We will also be required to pay customary letter of credit fees, as necessary. The Company may make voluntary prepayments of the loans under the ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loans, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the ABL Credit Facility to the sum of the delayed draw term loans plus revolving facility usage outstanding is less than 130%. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the ABL Credit Agreement, subject, in the case of the Delayed Draw Term Loans to a maximum of four such borrowings in any 12-month period. Certain permanent repayments of the ABL Credit Facility loans are subject to the payment of a premium of 2.00% during the first year of the facility, 1.00% during the second year of the facility, and 0.50% in the last year of the facility. The ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The ABL Credit Agreement also requires that we will not exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided that this requirement will not apply if we maintain a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year. In addition, the ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the ABL Credit Agreement.
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, provided that certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date.
On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permits the entry into the ABL Credit Agreement, (ii) permits certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

Table of Content
On November 9, 2021, we entered into a credit agreement (the “Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12%.
On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provides for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permits the entry into the ABL Credit Facility, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
Our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and related economic repercussions could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
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
Our ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at December 31, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.1 million on an annual basis.
Our ABL Credit Facility and Term Loan restrict our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by us. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
We may not be able to continue as a going concern. We have suffered recurring operating losses related to the COVID pandemic, related economic repercussions, and difficult market conditions and prior to the Recent Financing Transactions discussed below, the Company required additional liquidity to continue its operations over the next twelve months. During the year, revenues and margins continued to decline against forecast along with margin pressures from inflationary costs including labor, materials, and transportation resulting in further operating losses. As of December 31, 2021, we are in compliance with our debt covenants; however, our financial forecasts as of December 31, 2021 indicated insufficient cash flows from operations to address our near-term liquidity needs and maintain compliance with our debt covenants within one year following the date that our financial statements are issued.
As discussed in Note 1 – Recent Financing Transactions, on February 11, 2022, the Company successfully closed on financing transactions that provided improved liquidity and runway to execute on the business turnaround, support working capital needs and pursue potential strategic alternatives. Following the Recent Financing Transactions, we evaluated the Company’s liquidity within one year after the date of issuance of these consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability level under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs. We believe, based on the

Table of Content
Company’s forecast, that current working capital and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants, and satisfy the Company’s obligations as they come due within one year after the date of issuance of these financial statements. While the Recent Financing Transactions provide us with additional funding to meet our near-term liquidity needs and included a waiver of our debt covenants through March 31, 2023, there can be no assurance that (i) our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen, or (ii) that we will generate adequate liquidity to fund our operations, or to satisfy the obligations under our convertible debt and potential acceleration of debt maturities that may become due on April 3, 2023 related to the Trigger Date.
The accounting method for our convertible debt securities may have a material effect on our reported financial results. On July 31, 2017 we issued $230.0 million principal amount of 5.00% Convertible Senior Notes due 2023 in a private offering. In December 2020, we retired $136.9 million par value of our Notes for $135.5 million, excluding accrued interest, using proceeds from the Term Loan and borrowings under the ABL Facility. As of December 31, 2021, the principal amount of Notes outstanding was $93.1 million.
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
Risks Related to Information Systems
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers. In the ordinary course of our business, we continue to increase dependencies on digital technologies to conduct our business. Sensitive data is also transmitted on our networks and systems, including our intellectual property and proprietary information that is confidential to the business, to our customers and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations with increases in costs and decline in revenues, damage to intellectual property or our product development programs and damage to our reputation, which could adversely affect our business.

Table of Content
Furthermore, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. We currently maintain an insurance related to cybersecurity breaches and are exploring a range of steps to enhance our security protections and prevent future unauthorized activity. Though we endeavor to mitigate these threats, cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Fortunately, our cybersecurity posture continued to improve in 2021. One of the legacy ERP systems was migrated into the Company’s main US ERP system, and several aging applications on our externally facing firewalls were upgraded. However, a number of other ERP systems are out of vendor support with no assurance that our security efforts will be effective or that security breaches would not be damaging.
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

Table of Content
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
The United Kingdom’s (the “U.K.”) departure from the European Union (the “EU”) could adversely affect us. On January 31, 2020, the U.K. departed from the EU (commonly referred to as “Brexit”) and the effects of the United Kingdom’s departure from the EU have been and are expected to continue to be far-reaching.
The outcome of Brexit caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our clients, particularly in the U.K. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, Brexit and the perceptions as to its potential impact may continue to adversely affect business activity and economic conditions. It could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any potential negative effects and the full extent to which our business, results of operations, financial condition, and cash flows could be adversely affected by Brexit is uncertain.
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
Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our clients for injury, damage or loss arising out of our presence at our clients’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the client as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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

Table of Content
expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, results of operations, financial position or cash flows.
General Risk Factors
Other risk factors may include interruption of our operations, or the operations of our clients due to fire, floods, hurricanes, earthquakes, power loss, war, political or civil unrest, telecommunications failure, terrorist attacks, labor disruptions, health epidemics and other events beyond our control.
Any of these factors, individually or in combination, could materially and adversely affect our future results of operations, financial position, cash flows and/or stock price and could also affect whether any forward-looking statements in this Annual Report on Form 10-K ultimately prove to be accurate.

Table of Content
ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE

ITEM 2.    PROPERTIES

We provide our services globally through approximately 200 locations in more than 20 countries throughout the world. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which is owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas and for our Quest Integrity segment headquarters in Kent, Washington. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas; a facility in Vlissingen, Netherlands and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment, replacement of assets at the end of their useful lives will occur in connection with corporate development activities.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
NOT APPLICABLE

Table of Content
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 513 holders of record of our common stock as of March 11, 2022, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2021 or 2020. We are limited in our ability to pay cash dividends without the consent of our lenders. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

Table of Content
Performance Graph
The following performance graph compares the performance of our common stock to the NYSE Composite Index and a Peer Group Index. The comparison assumes $100 was invested on December 31, 2016 in our common stock, the NYSE Composite Index and the Peer Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented. For the year ended December 31, 2021, the following companies included in the Peer Group are relevant for comparison in terms of service offerings, industry and other factors: Barnes Group Inc., CIRCOR International Inc., Clean Harbors Inc., DXP Enterprises Inc., Emcor Group Inc., Enerpac Tool Group Corp, EnPro Industries Inc., ESCO Technologies Inc.,  MasTec, Inc., Matrix Service Company, Mistras Group,Inc., MYR Group Inc., Primoris Services Corporation, Quanta Services, Inc., Tetra Tech, Inc. and TETRA Technologies, Inc.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
Among Team, Inc., the NYSE Composite Index and Peer Group
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Team, Inc.
NYSE Composite
Russell 2000
Peer Group

*    $100 invested on 12/31/16 in stock or index, including reinvestment of dividends.

	12/16	12/17	12/18	12/19	12/20	12/21
Team, Inc.	100.00	37.96	37.32	40.69	27.77	2.78
NYSE Composite	100.00	118.73	108.10	135.68	145.16	175.18
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	111.48	90.73	129.96	149.99	200.11
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

Table of Content
ITEM 6.    SELECTED FINANCIAL DATA
RESERVED

Table of Content
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
General Development of Business
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support.
We market our services to companies in a diverse array of heavy industries, which include:
•Energy (refining, power, renewables, nuclear and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);

Table of Content
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
COVID-19 Pandemic and Market Conditions Update.  The impact of COVID-19 and, more recently the Delta and Omicron variants of the COVID-19 virus, continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.
The ultimate duration and economic impact of the COVID-19 pandemic remains unclear. However, we believe the increased availability and administration of COVID-19 vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the continued rollout and acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2021, we have deferred employer payroll taxes of $14.1 million. We paid $7.0 million of the deferred payroll taxes in January 2022 with the remaining balance due at the end of 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $6.2 million and $1.5 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2021. As of December 31, 2021, we also deferred certain payroll related expenses and tax payments of $3.2 million under other foreign government programs which will be due in 2022.
Goodwill Impairment. As discussed in Note 8 of the consolidated financial statements further below, we recognized a non-cash goodwill impairment charge during the nine months ended September 30, 2021 of $55.8 million for the MS operating segment and non-cash goodwill impairment charge during the three months ended December 31, 2021 of $8.8 million for the Quest Integrity operating segment. Total goodwill impairment charges for the twelve months ended December 31, 2021 was $64.6 million. These charges were a result of goodwill impairment test that was triggered as a result of certain impairment indicators that were present during the quarter, primarily related to the continued curtailment of operations, decline in our

Table of Content
forecast, continued declines in our stock price, reporting unit operating losses, and continued declines in the reporting units’ net sales compared to forecast.
Recent Financing Transactions. As more fully described below under “Liquidity and Capital Resources”, on February 11, 2022, we entered into a credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to the Company under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and a delayed draw term loan of up to an incremental $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025, however, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $10 million or more outstanding 120 days prior to their maturity date (the “Trigger Date”), the ABL Credit Facility will be terminated as of the Trigger Date. The proceeds of the loans under the ABL Credit Agreement were used to, among other things, pay off the amounts owed under the Credit Agreement, which was repaid and terminated in full on February 11, 2022.
In connection with the transactions contemplated by the ABL Credit Agreement, Corre, agreed to provide the Company incremental financing, totaling approximately $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans under the ABL Credit Facility; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement (as defined below)) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares of our common stock, to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP at a price of $0.84 per share.

Table of Content
Results of Operations
The following is a comparison of our results of operations for the twelve months ended December 31, 2021 compared to December 31, 2020 and for the twelve months ended December 31, 2020 compared to December 31, 2019.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth the components of revenue and operating income (loss) from our operations for the years ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2021	2020	$	%

Revenues by business segment:
IHT	$415,371	$374,740	$40,631	10.8%
MS	378,826	392,484	(13,658)	(3.5)%
Quest Integrity	80,356	85,315	(4,959)	(5.8)%
Total revenues	$874,553	$852,539	$22,014	2.6%

Operating income (loss):
IHT[1]	$12,997	$(174,638)	$187,635	NM4
MS2	(47,728)	25,879	(73,607)	NM4
Quest Integrity[3]	900	16,474	(15,574)	(94.5)%
Corporate and shared support services	(92,151)	(85,077)	(7,074)	(8.3)%
Total operating income (loss)	$(125,982)	$(217,362)	$91,380	42.0%

Interest expense, net	$(46,308)	$(29,818)	$(16,490)	(55.3)%
Loss on warrants	(59)	—	(59)	NM4
Loss on debt extinguishment and modification	—	(2,224)	2,224	NM4
Other expense, net	(2,461)	(2,514)	53	2.1%
Loss before income taxes	$(174,810)	$(251,918)	$77,108	30.6%
(Provision) benefit for income taxes	(11,209)	14,715	(25,924)	NM4
Net loss	$(186,019)	$(237,203)	$51,184	21.6%
_________________
1    Includes goodwill impairment charge of $191.8 million for the twelve months ended December 31, 2020.
2    Includes goodwill impairment charge of $55.8 million for the twelve months ended December 31, 2021.
3    Includes goodwill impairment charge of $8.8 million for the twelve months ended December 31, 2021.
4    NM - Not meaningful
Revenues. Total revenues increased $22.0 million or 2.6% from the same period in the prior year. Excluding the favorable impact of $15.0 million due to foreign currency exchange rate changes, total revenues increased by $7.0 million, IHT revenues increased by $35.1 million, MS revenues decreased by $21.4 million and Quest Integrity revenues decreased by $6.7 million. The increase in revenues in IHT is due to increased turnaround and project work in both the US and Canada. The decrease in revenue for MS was primarily due to decrease in maintenance activities and non-recurring projects from the prior year. The favorable impacts of foreign exchange rate changes are primarily due to the weakening of the U.S. dollar relative to the foreign currencies to which we have exposure during the current year.
Operating loss. Overall operating loss was $126.0 million, compared to an operating loss of $217.4 million in the prior year. The overall decrease in operating loss is attributable to IHT, which experienced an increase in operating income of $187.6 million due to a non-cash goodwill impairment charge recorded during the first quarter of 2020, arising from the impacts of COVID-19.

Table of Content
Operating loss for the current year includes net expenses totaling $83.9 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $205.2 million of such items.

The detail of non-core expenses reflected in operating income (loss) are as follows (unaudited) (in thousands):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2021
Professional fees and other[1]	$—	$—	$—	$8,882	$8,882
Legal costs[2]	—	—	—	7,243	7,243
Severance charges,net[3]	661	524	357	1,564	3,106
Goodwill impairment charge	—	55,837	8,795	—	64,632
Total	$661	$56,361	$9,152	$17,689	$83,863
Twelve Months Ended December 31, 2020
Professional fees and other[1]	$—	$—	$—	$5,062	$5,062
Legal costs[2]	—	—	—	1,947	1,947
Severance charges,net[3]	1,572	3,048	517	740	5,877
Goodwill impairment charge	191,788	—	—	—	191,788
Natural disaster costs[4]	21	479	—	—	500
Total	$193,381	$3,527	$517	$7,749	$205,174
______________________

1    Consists primarily of professional fees and other costs for assessment of corporate and support cost structures. For the twelve months ended December 31, 2021, includes $1.9 million of costs associated with the Operating Group Reorganization, $3.9 million related to costs associated with debt financing, $2.8 million of corporate support costs, and $0.3 million associated with the OneTEAM program (exclusive of restructuring costs). For the twelve months ended December 31, 2020, includes $3.2 million associated with the OneTEAM program (exclusive of restructuring costs).
2    For the twelve months ended December 31, 2021, primarily relates to accrued legal matters and other legal fees. For the twelve months ended December 31, 2020, primarily relates to international legal and internal control review matters.
3    For the twelve months ended December 31, 2021, includes $2.9 million of severance charges associated with the Operating Group Reorganization and $0.2 million associated with other severances. For the twelve months ended December 31, 2020, $3.4 million of severance charges were associated with the OneTEAM program and $2.5 million in other severance charges were due to the impact of COVID-19.
4    Amount represents the insurance deductible amount for hurricane damage incurred during the period.

The detail of operating income (loss) excluding non-core expenses are as follow (unaudited) (in thousands):
	Twelve Months Ended December 31,		Increase (Decrease)
	2021	2020	$	%

Operating income (loss), excluding non-core expenses:
IHT	$13,658	$18,743	$(5,085)	(27.1)%
MS	8,633	29,406	(20,773)	(70.6)%
Quest Integrity	10,052	16,991	(6,939)	(40.8)%
Corporate and shared support services	(74,462)	(77,328)	2,866	3.7%
Total operating income (loss), excluding non-core expenses	$(42,119)	$(12,188)	$(29,931)	NM1
______________________

1    NM - Not meaningful
Excluding the impact of non-core expenses, the overall decrease in operating income is primarily attributable to our IHT, MS and Quest Integrity segments, which experienced a decrease in operating income of $5.1 million, $20.8 million and $6.9 million, respectively. The lower operating income in Quest Integrity reflects lower activity levels due to travel restrictions as a result of COVID-19 and decline in overall activity levels. The operating loss increase in MS was largely attributable to a decrease in maintenance activities and non-recurring projects from the prior year. The prior year comparable is also challenging given that the pandemic did not have a material impact on the first three months of operations in 2020 as well as inflationary cost pressures in 2021. These movements were partially offset by a decrease in corporate and shared support service expenses of $2.9 million, which was driven primarily by lower payroll expenses.

Table of Content
Other (income) expense, net. Other expense, net increased $0.1 million, from the same period in the prior year, primarily from foreign currency transaction losses in the current year compared to the prior year. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the foreign currencies to which we have exposure. Other expense, net also include certain components of our net periodic pension cost (credit) and a gain on disposal .
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
Loss on warrants. In November 2021, the Company entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the warrant issued in December 2020 to Atlantic Park Strategic Capital Fund, L.P. (“APSC”) to purchase up to 3,582,949 shares of Company common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”) was amended and restated to provide for the purchase of up to 4,082,949 shares of Company common stock (which includes 500,000 of the shares of common stock issuable pursuant to additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock (the “APSC Warrants”)) and to reduce the exercise price of the Existing Warrant to $1.50 per share. In connection with this transaction, reclassification of the A&R Warrant from a liability classification to equity post receipt of NYSE approval with the related change in fair value being recognized in the income statement resulted in a loss of $0.1 million.
Taxes. The provision for income tax was $11.2 million on the pre-tax loss from continuing operations of $174.8 million in the current year compared to the benefit for income tax of $14.7 million on pre-tax loss from continuing operations of $251.9 million in the prior year. The effective tax rate was a provision of 6.4% for the year ended December 31, 2021 and a benefit of 5.8% for the year ended December 31, 2020.The higher effective rate in 2021 is primarily attributable to the goodwill impairment loss taken during the year, a portion of which is not deductible for tax purposes and an increase in the valuation allowance.

Table of Content
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth the components of revenue and operating income (loss) from our operations for the years ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2020	2019	$	%

Revenues by business segment:
IHT	$374,740	$512,950	$(138,210)	(26.9)%
MS	392,484	535,372	(142,888)	(26.7)%
Quest Integrity	85,315	114,992	(29,677)	(25.8)%
Total revenues	$852,539	$1,163,314	$(310,775)	(26.7)%

Operating income (loss):
IHT[2]	$(174,638)	$24,084	$(198,722)	NM1
MS	25,879	55,385	(29,506)	(53.3)%
Quest Integrity	16,474	28,757	(12,283)	(42.7)%
Corporate and shared support services	(85,077)	(110,372)	25,295	22.9%
Total operating income (loss)	$(217,362)	$(2,146)	$(215,216)	NM1

Interest expense, net	$(29,818)	$(29,713)	$(105)	(0.4)%
Loss on debt extinguishment and modification	(2,224)	(279)	(1,945)	NM1
Other expense, net	(2,514)	(715)	(1,799)	NM1
Loss before income taxes	$(251,918)	$(32,853)	$(219,065)	NM1
Benefit for income taxes	14,715	436	$14,279	NM1
Net loss	$(237,203)	$(32,417)	$(204,786)	NM1
_____________________

1    Not meaningful
2    Includes goodwill impairment charge of $191.8 million for the twelve months ended December 31, 2020.
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
Operating income (loss). Overall operating loss was $217.4 million, compared to an operating loss of $2.1 million in the year ended December 31, 2019. The increase in operating loss was primarily attributable to a non-cash goodwill impairment charge of $191.8 million during the first quarter of 2020, which was triggered by the existence of impairment indicators, including the decline in our forecasts as a result of the COVID-19 pandemic and the related decline in market conditions in our IHT operating segment.

Table of Content
Operating income (loss) for the year ended December 31, 2020 included net expenses totaling $205.2 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $23.3 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited) (in thousands):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Twelve Months Ended December 31, 2020
Professional fees and other[1]	$—	$—	$—	$5,062	$5,062
Legal costs[2]	—	—	—	1,947	1,947
Severance charges, net[3]	1,572	3,048	517	740	5,877
Goodwill impairment charge	191,788	—	—	—	191,788
Natural disaster costs[4]	21	479	—	—	500
Total	$193,381	$3,527	$517	$7,749	$205,174
Twelve Months Ended December 31, 2019
Professional fees and other[1]	$—	$—	$—	$16,448	$16,448
Legal costs[2]	—	—	—	5,167	$5,167
Restructuring and other related charges[3]	249	418	62	947	1,676
Total	$249	$418	$62	$22,562	$23,291
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

The detail of operating income (loss) excluding non-core expenses are as follow (unaudited) (in thousands):
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
Loss on debt extinguishment and modification. In December 2020, we entered into lending arrangements, repaid all amounts outstanding under our prior credit facility (the “Credit Facility”) and retired $136.9 million par value of our 5.00% Convertible Senior Notes due 2023 (the “Notes”). In connection with these transactions, we recognized a loss of $2.2 million, comprised of approximately $4.4 million in unamortized debt issuance costs on the Credit Facility and expenses associated with

Table of Content
the extinguishment of the Notes, partially offset by a $2.2 million gain on extinguishment of the Notes. See further discussion of our debt in Note 11- Long-term debt, to our consolidated financial statements included in this report. The write-off of debt issuance costs of $0.3 million for the year ended December 31, 2019 was associated with a reduction in capacity of the revolving portion of the Credit Facility in July 2019.
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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our OneTEAM program, costs associated with the Operating Group Reorganization (as defined in Note 17 to the consolidated financial statements), non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our OneTEAM program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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

Table of Content
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020

Adjusted Net Income (Loss):
Net loss	$(43,053)	$(14,875)	$(186,019)	$(237,203)
Professional fees and other[1]	5,775	1,076	8,882	5,062
Legal costs[2]	398	21	7,243	1,947
Severance charges, net[3]	302	876	3,106	5,877
Natural disaster costs[4]	—	—	—	500
Loss on warrants	59		59
Loss on debt extinguishment	—	2,224	—	2,224
Goodwill impairment charge	8,795	—	64,632	191,788
Tax impact of adjustments and other net tax items[5]	(17)	(881)	(385)	(16,491)
Adjusted net loss	$(27,741)	$(11,559)	$(102,482)	$(46,296)

Adjusted net loss per common share:
Basic and diluted	$(0.89)	$(0.38)	$(3.31)	$(1.51)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(43,053)	$(14,875)	$(186,019)	$(237,203)
Provision (benefit) for income taxes	1,785	1,097	11,209	(14,715)
Interest expense, net	17,340	7,971	46,308	29,818
Foreign currency loss (gain)[6]	1,400	1,117	5,674	2,758
Pension expense (credit)[7]	(102)	137	(622)	(244)
Gain on disposal	(2,591)	—	(2,591)	—
Loss on debt extinguishment and modification	—	2,224	—	2,224
Loss on warrants	59	—	59	—
Professional fees and other[1]	5,775	1,076	8,882	5,062
Legal costs[2]	398	21	7,243	1,947
Severance charges, net[3]	302	876	3,106	5,877
Natural disaster costs[4]	—	—	—	500
Goodwill impairment charge	8,795	—	64,632	191,788
Consolidated Adjusted EBIT	(9,892)	(356)	(42,119)	(12,188)
Depreciation and amortization
Amount included in operating expenses	4,819	5,588	20,210	23,105
Amount included in SG&A expenses	5,283	5,611	21,308	22,803
Total depreciation and amortization	10,102	11,199	41,518	45,908
Non-cash share-based compensation costs	1,437	2,234	7,013	6,307
Consolidated Adjusted EBITDA	$1,647	$13,077	$6,412	$40,027

Free Cash Flow:
Cash provided by (used in) operating activities	$408	$32,599	$(35,453)	$52,764
Capital expenditures	(5,229)	(3,274)	(17,605)	(19,958)
Free Cash Flow	$(4,821)	$29,325	$(53,058)	$32,806
____________________________________
1    For the three and twelve months ended December 31, 2021, includes $0.2 million and $1.9 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). There were also $3.9 million related to costs associated with debt financing, $2.8 million of corporate support costs, and $0.3 million associated with the OneTEAM program (exclusive of restructuring costs). For the three and twelve months ended December 31, 2020, includes $0.6 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
2    For the three and twelve months ended December 31, 2021, primarily relates to accrued legal matters and other legal fees. For the three months and twelve months ended December 31, 2020, primarily relates to costs associated with international legal matters.
3    For the three months and twelve months ended December 31, 2021, $0.3 million and $2.9 million, respectively, associated with the Operating Group Reorganization and other continuing restructuring measures. For the three and twelve months ended December 31, 2020, severance charges are associated with the OneTEAM program, including international operations.

Table of Content
4    Amount represents the insurance deductible for hurricane damage incurred for the twelve months ended December 31, 2020.
5    Represents the tax effect of the adjustments. Beginning in Q2 2021, we now use the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21% except for the adjustment of the goodwill impairment charge in Q1 2020 for which the actual tax impact was used. We have updated the prior period tax impact to use the statutory tax rate by legal entity, net of valuation allowance.
6    Represents foreign currency gain/loss. For prior periods, includes other nominal fees.
7    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income (loss)	$2,173	$5,052	$12,997	$(174,638)
Severance charges, net[1]	86	446	661	1,572
Natural disaster costs[2]	—	—	—	21
Goodwill impairment charge	—	—	—	191,788
Adjusted EBIT	2,259	5,498	13,658	18,743
Depreciation and amortization	3,071	3,553	12,959	14,891
Adjusted EBITDA	$5,330	$9,051	$26,617	$33,634

MS
Operating income (loss)	$3,071	$5,377	$(47,728)	$25,879
Severance charges, net[1]	30	55	524	3,048
Natural disaster costs[2]	—	—	—	479
Goodwill impairment loss	—	—	55,837	—
Adjusted EBIT	3,101	5,432	8,633	29,406
Depreciation and amortization	5,068	5,457	20,500	21,854
Adjusted EBITDA	$8,169	$10,889	$29,133	$51,260

Quest Integrity
Operating income (loss)	$(6,252)	$6,673	$900	$16,474
Severance charges, net[1]	83	191	357	517
Goodwill impairment loss	8,795	—	8,795	—
Adjusted EBIT	2,626	6,864	10,052	16,991
Depreciation and amortization	600	845	2,616	3,587
Adjusted EBITDA	$3,226	$7,709	$12,668	$20,578

Corporate and shared support services
Net loss	$(44,636)	$(31,977)	$(154,779)	$(104,918)
Provision (benefit) for income taxes	1,785	1,097	11,209	(14,715)
Interest expense, net	17,340	7,971	46,308	29,818
Loss on debt extinguishment and modification	—	2,224	—	2,224
Foreign currency loss (gain)[3]	1,400	1,117	5,674	2,758
Pension expense (credit)[4]	(102)	137	(622)	(244)
Loss on warrants	59	—	59	—
Professional fees and other[5]	5,775	1,076	8,882	5,062
Legal costs[6]	398	21	7,243	1,947
Severance charges, net[1]	103	184	1,564	740
Adjusted EBIT	(17,878)	(18,150)	(74,462)	(77,328)
Depreciation and amortization	1,363	1,344	5,443	5,576
Non-cash share-based compensation costs	1,437	2,234	7,013	6,307
Adjusted EBITDA	$(15,078)	$(14,572)	$(62,006)	$(65,445)
___________________

Table of Content
1    Primarily relates to severance charges incurred associated with the Operating Group Reorganization and other continuing restructuring measures for the three and twelve months ended December 31, 2021. For the three and twelve months ended December 31, 2020, relates to severance charges associated with the OneTEAM program, including international restructuring under the OneTEAM program.
2    Amount represents the insurance deductible for hurricane damage incurred for the twelve months ended December 31, 2020.
3    Represents foreign currency gain/loss. For prior periods, includes other nominal fees.
4    Represents pension expense (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
5    For the three and twelve months ended December 31, 2021, includes $0.2 million and $1.9 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). For the three and twelve months ended December 31, 2020, includes $0.6 million and $3.2 million, respectively, associated with the OneTEAM program (exclusive of restructuring costs).
6    For the three and twelve months ended December 31, 2021, primarily relates to accrued legal matters and other legal fees. For the three and twelve months ended December 31, 2020, primarily relates to costs associated with international legal matters.
Liquidity and Capital Resources
Financing for our operations consists primarily of our ABL Credit Facility, Term Loan, Subordinated Term Loan (defined below) and cash flows attributable to our operations. Our principal uses of cash are for working capital needs and operations. We have suffered recurring operating losses related to COVID-19 pandemic and related economic repercussions, and difficult market conditions. Subsequent to year-end, we had limited borrowing capacity to fund our increasing working capital needs. In response to the above, (i) we have entered into the Recent Financing Transactions (as further described in Note 1 - Summary of Significant Accounting Policies and Practices) to address our near-term liquidity needs; and (ii) we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth.
Our ability to maintain compliance with the financial covenants contained in ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
ABL Facility. On December 18, 2020, we entered into an asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which provides for available borrowings up to $150 million (the “ABL Facility”). The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $10 million (updated from $50.0 million to $10.0 million as part of the Third Amendment to the Term Loan) or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $10 million outstanding and we do not have sufficient availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.
On December 8, 2021, the Company entered into Amendment No. 2 (the “ABL Amendment No. 2”) to the Credit Agreement. ABL Amendment No. 2, among other things, (i) revises the applicable margin to 4.25% for LIBOR rate advances, (ii) provides that at all times beginning on the effective date of the ABL Amendment No. 2 and ending on the date Citibank shall have received and approved the borrowing base certificate for the calendar month ending December 31, 2021, the borrowing base shall not exceed the lesser of (a) the borrowing base calculated as set forth in the borrowing base certificate for the calendar month ending December 31, 2021 and (b) $108,500,000, (iii) establishes an interest reserve account for certain payments due under the Term Loan Credit Agreement, (iv) provides that after giving effect to any borrowing and any disbursements to be made by the Company with the proceeds of such borrowing, within one business day of such borrowing, the Company and its U.S. subsidiaries may not have more than $5 million cash on hand, (v) provides for weekly variance testing to be delivered to Citibank, (vi) requires the Company to have used all of the proceeds borrowed under the Subordinated Term Loan Credit Agreement prior to borrowing under the Credit Agreement, and (vii) increases the amount of subordinated debt available to be incurred by the Company to account for (a) the additional $27.5 million borrowed under the Subordinated Term Loan Credit Agreement, (b) any additional amount borrowed under the Subordinated Term Loan Credit Agreement not to exceed $75 million in the aggregate, and (c) the payment of interest in the form of payment-in-kind interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement).

Table of Content
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
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. The applicable margin for LIBOR borrowings is 4.25% and for Base Rate borrowings is 3.25%. The all-in Base Rate floor is 1.75% and for LIBOR rate borrowings, the LIBOR rate, exclusive of spread, has a 0.75% LIBOR rate floor. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the ABL Facility agreement. The fee for undrawn amounts ranges from 0.375% to 0.5%, depending on usage and is due quarterly.
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
At December 31, 2021, we had $65.3 million of cash on hand, of which, $4.1 million was restricted for interest due on the Term Loan and about $4.0 million of cash is located in countries where currency restrictions exist. We had approximately $4.2 million of available borrowing capacity under the ABL Facility. Direct and incremental costs associated with the issuance of the ABL Facility were approximately $4.8 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Facility.
On February 11, 2022, we entered into a new credit agreement (such agreement, the ABL Credit Agreement) (the “ABL Credit Facility”) with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025, however, the ABL Credit Facility is subject to the Trigger Date as noted above. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Credit Agreement, which was repaid and terminated in full on February 11, 2022.
Our obligations under the ABL Credit Facility are guaranteed by certain of our direct and indirect subsidiaries (other than certain excluded subsidiaries) (the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”). Our obligations under the ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line under ABL Credit Facility is based on the percentage of the value of accounts receivable and inventory, as reduced by certain reserves.
Revolving Credit Loans under the ABL Credit Facility bear interest through maturity at a variable rate based upon an annual rate of a LIBOR Rate (or a Base Rate (as defined below) if the LIBOR Rate is unavailable for any reason), plus an applicable margin (“LIBOR Rate Loan” and “Base Rate Loan”, respectively). The “Base Rate” is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Wells Fargo Bank, National Association’s prime rate, and (3) the one-month LIBOR Rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% Base Rate floor and a rate of 4.15%, 4.40% or 4.65% for LIBOR Rate Loans with a 1.00% LIBOR floor, in each case depending on the amount of EBITDA as of the most recent measurement period, as reported in a monthly compliance certificate. The Delayed Draw Term Loans shall bear interest through maturity at a rate of the LIBOR Rate plus 10.0%, with a 1.00% LIBOR floor. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the ABL Credit Facility is payable monthly. We will also be required to pay customary letter of credit fees, as necessary. We may make voluntary prepayments of the loans under the ABL Credit Facility from time to time,

Table of Content
subject, in the case of the Delayed Draw Term Loans, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the ABL Credit Facility to the sum of the Delayed Draw Term Loans plus revolving facility usage outstanding is less than 130%. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the ABL Credit Facility, subject, in the case of the Delayed Draw Term Loans to a maximum of four such borrowings in any 12-month period. Certain permanent repayments of the ABL Credit Facility loans are subject to the payment of a premium of 2.00% during the first year of the facility, 1.00% during the second year of the facility, and 0.50% in the last year of the facility.
The ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The ABL Credit Agreement also requires that we will not exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided that this requirement will not apply if we maintain a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year. In addition, the ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the ABL Credit Agreement.
Atlantic Park Term Loan. On December 18, 2020, we also entered into that certain Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with the financial institutions from time to time party thereto, and APSC, as agent, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3.00% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The Term Loan bears an interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The Base rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan Credit Agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for Base rate borrowings with a 2.00% Base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan Credit Agreement. The loans under the Term Loan were issued with an original issue discount of 3.00%, and are, in whole or in part, prepayable any time and from time to time, at a prepayment premium (including a make whole during the first two years) specified in the Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan at December 31, 2021 was 20.90%.
The Term Loan contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock.
On October 19, 2021, we entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Credit Agreement with the financial institutions party thereto from time to time (the “Lenders”) and APSC, as agent. The First Amendment, among other things, (i) deferred an October 19, 2021 interest payment until October 29, 2021; (ii) required that the Company use commercially reasonable efforts to appoint an additional independent director to our Board of Directors who is acceptable to the agent; (iii) provided the Lenders with additional information rights; and (iv) tightened certain negative covenants included in the Term Loan Credit Agreement until the deferred interest is made current.
On October 29, 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan Credit Agreement. The Second Amendment, among other things, (i) further deferred an October 29, 2021 interest payment until November 15, 2021; (ii) contained certain milestones; (iii) provided the Lenders with a 10-day right of first refusal regarding any refinancing of the Company’s obligations under the ABL Facility; (iv) obligated the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the Agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provided that the Company will not permit a covenant trigger event under the ABL Facility to occur.

Table of Content
On November 8, 2021, we entered into Amendment No.3 (the “Third Amendment”) to the Term Loan Credit Agreement. The Third Amendment, among other things, (i) waived certain covenants until September 30, 2022 and modified covenants thereafter to provide us with more flexibility and (ii) required us to seek shareholder approval (or an exception therefrom) to issue the APSC Warrants, and to amend the Existing Warrants, to provide for, an exercise price of $1.50 per share. The Third Amendment also reduced the amount of principal outstanding on the Notes on the Trigger date from $50 million to $10 million.
On December 2, 2021 and December 7, 2021, respectively, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Term Loan Credit Agreement and Amendment No. 5 (the “Fifth Amendment”) to the Term Loan Credit Agreement, respectively. The Fourth and Fifth Amendments extended the date upon which the Company must issue the APSC Warrants to December 7, 2021 and December 8, 2021, respectively. The business purpose of these amendments was to further extend the Company’s liquidity runway while field audit exams were completed in connection to the transactions completed on February 11, 2022.
On December 8, 2021 we entered into the Second Amended and Restated Common Stock Purchase Warrant No. 1 (the “Second A&R Warrant”) with APSC Holdco, pursuant to which the A&R Warrant was amended and restated to provide for the purchase of up to 5,000,000 shares of our common stock (including 4,082,949 shares of our common stock issuable pursuant to the A&R Warrant) exercisable at the holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share, and (ii) entered into the Common Stock Purchase Warrants with each of Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP providing for the purchase of an aggregate of 5,000,000 shares of our common stock, exercisable at such holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share (the “Corre Warrants”).
On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permits the entry into the ABL Credit Agreement, (ii) permits certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
Subordinated Term Loan Credit Agreement. On November 9, 2021, we entered into a credit agreement (the “Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12%.
Under the Subordinated Term Loan Credit Agreement, we are required to, among other things, (i) subject to certain conditions, issue the lenders Corre Warrants, (ii) amend our charter, bylaws, and all other necessary corporate governance documents to reduce the size of our Board of Directors to seven directors, one of whom will include our Chief Executive Officer, and (iii) reconstitute our Board of Directors. The Subordinated Term Loan also contains other customary prepayment provisions, events of default and covenants.
On November 30, 2021, we entered into Amendment No. 1 (the “Corre Amendment 1”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 1 (i) extended the payment date for interest in the form of payment-in-kind interest (“PIK Interest”) with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement), (ii) extended the date upon which the Company must deliver a fully executed ABL Consent (as defined in the Subordinated Term Loan Credit Agreement) to, in each case, 11:59 P.M. on December 6, 2021 and (iii) extended the date upon which we must issue the Corre Warrants to 11:59 P.M. on December 7, 2021.
On December 6, 2021, we entered into Amendment No. 2 (the “Corre Amendment 2”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 2 (i) extended the payment for interest in the PIK Interest with respect to the Initial Term Loans, and (ii) extended the date upon which we must deliver a fully executed ABL Consent to, in each case, 11:59 P.M. on December 7, 2021.
On December 7, 2021, we entered into Amendment No. 3 (the “Corre Amendment 3”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 3, among other things, (i) extended the payment date for interest in the form of PIK Interest with respect to the Initial Term Loans, (ii) extended the date upon which we must deliver a fully executed ABL Consent and (iii) extended the date upon which we must issue the Corre Warrants to, in each case, 11:59 P.M. on December 8, 2021.

Table of Content
The business purpose of each of the Corre Amendments was to further extend the liquidity runway of the Company and support ongoing negotiations of the financing transactions completed on February 11, 2022.
On December 8, 2021, we entered into Amendment No. 4 (the “Corre Amendment 4”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 4 appointed Cantor Fitzgerald Securities as successor Agent.
In connection with the transactions contemplated by the ABL Credit Agreement on February 11, 2022, Corre agreed to provide the Company incremental financing (the “Incremental Financing”), totaling $55.0 million, consisting of (i) $35 million Delayed Draw Term Loans; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement ) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of the our common stock, to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”).
In connection with the Incremental Financing and Equity Issuance, on February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with the Corre Holders, pursuant to which we issued and sold the PIPE Shares to the Corre Holders on February 11, 2022.
Pursuant to the Subscription Agreement, subject to certain exceptions, each of the Corre Holders has agreed not to sell its portion of the PIPE Shares until the earliest to occur of (i) the date that is 180 days from the date of the Subscription Agreement, and (ii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property, without our consent.
On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provides for the February 2022 Delayed Draw Term Loan in the form of an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permits the entry into the ABL Credit Agreement, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
Our ability to maintain compliance with the financial covenants contained in the ABL Credit Agreement, the Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the resulting economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and resulting economic repercussions could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $23.5 million at December 31, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduced amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
Debt Issuance Costs. Direct and incremental costs associated with the issuance of the Term Loan were approximately $6.5 million and were capitalized as debt issuance costs. Direct and incremental costs associated with the Subordinated Term Loan were approximately $14.8 million and were capitalized as debt issuance costs. The debt issuance costs and the OID will be amortized using the effective interest method over the term of the Term Loan and Subordinated Term Loan.

Table of Content
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

As per the agreement, we may not redeem the Notes prior to August 5, 2021. The agreement noted that we will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions were met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses.

On January 13, 2022, we entered into a supplemental indenture with Truist Bank, as trustee, (the “Supplemental Indenture”) to the indenture (the “Indenture”) governing the Notes to effect certain amendments (the “Amendments”) to the Indenture and to modify the Notes held by consenting holders (the “Consenting Holders”) of $51,969,000 in aggregate principal amount of the Notes (such modified Notes, the “PIK Securities”).

The Supplemental Indenture amends the Indenture to, among other things: (i) allow for interest payable on the PIK Securities on February 1, 2022 to be paid in PIK Interest (as defined in the Supplemental Indenture) and on subsequent interest payment dates to be payable, at the Company’s option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per

Table of Content
annum in PIK Interest; (ii) provide for additional changes to the Indenture to allow for the payment of PIK Interest and for the PIK Securities to be issued in denominations of $1,000 and integral multiples thereof (or if PIK Interest has been paid with respect to the PIK Securities, in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof); (iii) clarify that the unmodified Notes and PIK Securities will be treated as a single series of Notes for all purposes under the Indenture, other than the option of the Company to pay PIK Interest on the PIK Securities; and (iv) make certain conforming changes, including conforming modifications to certain definitions and cross-references as a result of such amendments. Notes held by holders other than the Consenting Holders were not modified and interest on such Notes will continue to be paid in cash at a rate of 5.00% per annum as set forth in the Indenture.
Cash and cash equivalents. Our cash and cash equivalents at December 31, 2021 totaled $65.3 million, of which $4.1 million was restricted for interest due on the Atlantic Park Term Loan. Additionally, $23.8 million of the $65.3 million of cash and cash equivalents was in foreign accounts, primarily in the Europe, Canada and Australia including $4.0 million of cash located in countries where currency restrictions exist.
Cash flows attributable to our operating activities. For the year ended December 31, 2021, net cash used in operating activities was $35.5 million. Although we incurred a net loss of $186.0 million, the goodwill impairment of $64.6 million, the effect of depreciation and amortization of $41.5 million, a decrease in working capital of $18.8 million, non-cash compensation cost of $7.0 million, amortization of debt issuance costs and debt discount of $13.8 million and deferred income taxes of $4.5 million primarily due to net tax refunds, resulted in negative operating cash flow.
For the year ended December 31, 2020, net cash provided by operating activities was $52.8 million. Although we incurred a net loss of $237.2 million, the goodwill impairment of $191.8 million, the effect of depreciation and amortization of $45.9 million, a decrease in working capital of $37.3 million, non-cash compensation cost of $6.3 million, amortization of debt issuance costs and debt discount of $8.8 million and deferred income taxes of $4.0 million primarily due to net tax refunds, resulted in positive operating cash flow.
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
Cash flows attributable to our investing activities. For the year ended December 31, 2021, net cash used in investing activities was $14.1 million, consisting primarily of $17.6 million of capital expenditures.
For the years ended December 31, 2020 and 2019, net cash used in investing activities was $18.3 million and $28.1 million, respectively, consisting primarily of $20.0 million and $29.0 million, respectively, of capital expenditures. Capital expenditures can vary depending upon specific client needs that may arise unexpectedly.
Cash flows attributable to our financing activities. For the year ended December 31, 2021, net cash provided by in financing activities was $91.9 million, consisting primarily of $137.0 million of payments under the ABL Facility, $10.5 million of term loan debt issuance costs, and $0.2 million in withholding tax payments related to share-based compensation, partially offset by gross borrowings on our ABL Facility of $128.0 million and borrowings of $50.0 million under the Subordinated Term Loan.
For the year ended December 31, 2020, net cash used in financing activities was $23.5 million, consisting primarily of $126.6 million net debt repayments under the Credit Facility, $135.5 million for partial extinguishment of convertible debt, $35.0 million of payments under the ABL Facility, $9.1 million of term loan debt issuance costs, $2.4 million of debt extinguishment costs, and $1.0 million in withholding tax payments related to share-based compensation, partially offset by net borrowings on our Term Loan of $242.5 million and net borrowings on our ABL Facility of $44.0 million.
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
Effect of exchange rate changes on cash. For the year ended December 31, 2021, the effect of foreign exchange rate changes on cash was a negative impact of $1.6 million. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro, the British Pound the Australian Dollar and Mexican Peso.

Table of Content
For the years ended December 31, 2020 and 2019, the effect of foreign exchange rate changes on cash was a positive impact of $1.4 million and negative impact of $43.0 thousand, respectively. The positive impact in the 2020 is primarily attributable to unfavorable fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro, the British Pound the Australian Dollar and Mexican Peso. The impact in 2019 periods is primarily attributable to fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, Australian Dollar, the British Pound, the Euro and the Brazilian Real.

Table of Content
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
During the third and fourth quarter of 2021, our assessment of qualitative indicators associated with our interim and annual goodwill impairment tests indicated an impairment existed as the carrying value of the MS and Quest Integrity reporting units, respectively, exceeded its fair value. See Note 8 in the notes to consolidated financial statements for further details.
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

Table of Content
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with a functional currency that is not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the year ended December 31, 2021 were $5.7 million and relate primarily to fluctuations in the U.S. Dollar in relation to the Euro and the Brazilian Real.

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
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation losses recognized in other comprehensive loss were $2.2 million for the year ended December 31, 2021.
Based on the year ended December 31, 2021, we had foreign currency-based revenues and operating loss of $271.0 million and $7.6 million, respectively. A hypothetical 10% adverse change in all applicable foreign currencies would result in an annual change in revenues and operating loss of $26.9 million and $0.8 million, respectively.
The ABL Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at December 31, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.1 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of December 31, 2021, the outstanding principal balance of the Notes was $93.1 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $87.7 million as of December 31, 2021, while the estimated fair value of the Notes was $84.0 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 11 to the consolidated financial statements for additional information regarding the Notes.

Table of Content
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL TABLE OF CONTENTS

Table of Content

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Team, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2022

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Goodwill impairment analysis of the Quest Integrity reporting unit
As discussed in Note 8 to the consolidated financial statements, the Company has three reporting units and performs a goodwill impairment test at a reporting unit level on an annual basis on December 1 and whenever there are sufficient indicators that the carrying value of a reporting unit exceeds its fair value. This involves estimating the fair value of the reporting units using discounted cash flow model analyses and market approaches for comparable companies. The Company experienced forecasted revenue and earnings declines due to lower activity and pricing pressure for its products and services and sustained declines in their stock price. Accordingly, the Company performed a quantitative goodwill impairment assessment on December 1, 2021. The carrying amount of the Quest Integrity reporting unit exceeded its fair value and the Company recorded a partial goodwill impairment charge to the Quest Integrity reporting unit (“Quest”) of $8.8 million.

We identified the evaluation of the goodwill impairment analysis of Quest as a critical audit matter. Evaluating the assumptions used in the discounted cash flow model analysis used to estimate the fair value of Quest required the involvement of valuation professionals and a high degree of auditor judgment. Specifically, the forecasted revenue, revenue growth rates, and the discount rate assumptions used in the assessment of the fair value of Quest required

Table of Content
subjective auditor judgment as they are sensitive to variation based on future market and economic conditions and could have an effect on the Company’s determination of the impairment charge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls related to the determination of the forecasted revenue, revenue growth rates, and discount rate assumptions used to determine the fair value of Quest. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasted revenue and revenue growth rates related to Quest to actual results. We performed sensitivity analyses related to forecasted revenue assumptions to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data.

Assessment of the Company’s ability to continue as a going concern
As discussed in Note 1 to the consolidated financial statements, the Company prepares its consolidated financial statements on a going concern basis. The Company has incurred recurring operating losses as a result of the COVID-19 pandemic, related economic repercussions, and difficult market conditions. The Company has incurred losses of $186 million for the year ended December 31, 2021 and presented an accumulated deficit of $375 million as of December 31, 2021. Management evaluated the Company’s liquidity within one year after the date of issuance of the consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of the liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability levels under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs. Management believes, based on the Company’s forecast, that current working capital and capital expenditure financing is sufficient to fund operations and satisfy the Company’s obligations as they come due within one year after the date of issuance of the consolidated financial statements.

We identified the assessment of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter. There was a high degree of subjectivity and significant auditor judgment involved in assessing management’s cash flow forecast, specifically forecasted revenue and operating costs, and excess availability levels under the Company’s existing debt arrangements due to the uncertainty in the estimate of cash inflows and outflows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s assessment of the Company’s ability to continue as a going concern, including controls related to the cash flow forecast and review of excess availability levels under the Company’s existing debt arrangements. We assessed management’s ability to forecast revenue and operating costs by comparing prior years’ forecasts to actual results. We performed sensitivity analyses over management’s forecasted revenue and operating costs used in the cash flow forecast and excess availability levels under various scenarios to assess the impact of changes in those assumptions on the Company’s assessment of its ability to continue as a going concern. We compared management’s forecasts to the actual results of operations and excess availability levels for the available period after year-end. We examined the related debt agreements to identify terms that may impact availability of funds. We assessed the adequacy of the disclosures related to the application of the going concern assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 16, 2022

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$65,315	$24,586
Receivables, net of allowance of $8,912 and $9,918	188,772	194,066
Inventory	35,754	36,854
Income tax receivable	3,349	1,474
Prepaid expenses and other current assets	59,868	26,752
Total current assets	353,058	283,732
Property, plant and equipment, net	161,359	170,309
Intangible assets, net of accumulated amortization of $124,197 and $111,318	89,898	103,282
Operating lease right-of-use assets	60,700	63,869
Goodwill	25,243	91,351
Defined benefit pension asset	2,902	—
Other assets, net	10,533	11,642
Deferred income taxes	792	6,790
Total assets	$704,485	$730,975
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$669	$337
Current portion of operating lease obligations	16,176	17,375
Accounts payable	46,181	42,148
Other accrued liabilities	121,099	73,144
Total current liabilities	184,125	133,004
Deferred income taxes	4,185	4,375
Long-term debt and finance lease obligations	405,191	312,159
Operating lease obligations	49,221	52,207
Defined benefit pension liability	—	5,282
Other long-term liabilities	9,896	9,345
Total liabilities	652,618	516,372
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 31,214,714 and 30,874,437 shares issued	9,359	9,257
Additional paid-in capital	444,824	422,589
Accumulated deficit	(375,584)	(189,565)
Accumulated other comprehensive loss	(26,732)	(27,678)
Total equity	51,867	214,603
Total liabilities and equity	$704,485	$730,975

See accompanying notes to consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Revenues	$874,553	$852,539	$1,163,314
Operating expenses	660,118	613,828	835,570
Gross margin	214,435	238,711	327,744
Selling, general and administrative expenses	272,869	260,920	328,214
Restructuring and other related charges, net (see Note 17)	2,916	3,365	1,676
Goodwill impairment charge (see Note 8)	64,632	191,788	—
Operating loss	(125,982)	(217,362)	(2,146)
Interest expense, net	(46,308)	(29,818)	(29,713)
Loss on warrants	(59)	—	—
Loss on debt extinguishment and modification	—	(2,224)	(279)
Other income (expense), net	(2,461)	(2,514)	(715)
Loss before income taxes	(174,810)	(251,918)	(32,853)
Benefit (provision) for income taxes (see Note 10)	(11,209)	14,715	436
Net loss	$(186,019)	$(237,203)	$(32,417)

Loss per common share:
Basic and Diluted	$(6.01)	$(7.74)	$(1.07)

See accompanying notes to consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Net loss	$(186,019)	$(237,203)	$(32,417)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(2,213)	3,697	3,865
Foreign currency hedge	—	(1,198)	282
Defined benefit pension plans:
Net actuarial gain (loss) arising during period	4,048	—	(421)
Settlement cost during period	67	—	226
Amortization of prior service cost	33	—	33
Other comprehensive income (loss), before tax	1,935	2,499	3,985
Tax (provision) benefit attributable to other comprehensive income (loss)	(989)	13	217
Other comprehensive income (loss), net of tax	946	2,512	4,202
Total comprehensive loss	$(185,073)	$(234,691)	$(28,215)

See accompanying notes to consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	30,184	9,053	$400,989	$81,450	$(34,392)	$457,100
Adoption of new accounting principles, net of tax	—	—	—	(360)	—	(360)
Net loss	—	—	—	(32,417)	—	(32,417)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,258	4,258
Foreign currency hedge, net of tax	—	—	—	—	213	213
Defined benefit pension plans, net of tax	—	—	—	—	(269)	(269)
Non-cash compensation	—	—	10,055	—	—	10,055
Net settlement of vested stock awards	335	100	(2,010)	—	—	(1,910)
Balance at December 31, 2019	30,519	9,153	$409,034	$48,673	$(30,190)	$436,670
Adoption of new accounting principles, net of tax	—	—	—	(1,035)	—	(1,035)
Net loss	—	—	—	(237,203)	—	(237,203)
Foreign currency translation adjustment, net of tax	—	—	2	—	3,357	3,359
Foreign currency hedge, net of tax	—	—	—	—	(904)	(904)
Defined benefit pension plans, net of tax	—	—	—	—	59	59
Non-cash compensation	—	—	6,307	—	—	6,307
Net settlement of vested stock awards	355	104	(1,093)	—	—	(989)
Extinguishment of convertible debt	—	—	(14,044)	—	—	(14,044)
Issuance of warrant, net	—	—	22,383	—	—	22,383
Balance at December 31, 2020	30,874	9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(186,019)	—	(186,019)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,214)	(2,214)
Defined benefit pension plans, net of tax	—	—	—	—	3,160	3,160
Non-cash compensation	—	—	7,013	—	—	7,013
Net settlement of vested stock awards	340	102	(342)	—	—	(240)
Issuance of warrant, net	—	—	15,564	—	—	15,564
Balance at December 31, 2021	31,214	9,359	$444,824	$(375,584)	$(26,732)	$51,867
See accompanying notes to consolidated financial statements.

Table of Content
TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(186,019)	$(237,203)	$(32,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,518	45,908	49,059
Loss on debt extinguishment and modification	415	2,224	279
Loss on Warrants	59	—	—
Amortization of debt issuance costs and debt discounts	13,784	8,829	7,695
Allowance for credit losses	1,943	1,612	(2,573)
Foreign currency loss	5,674	2,758	494
Deferred income taxes	4,521	(3,974)	3,795
(Gain) loss on asset disposal	(2,981)	1,161	(187)
Goodwill impairment charges	64,632	191,788	—
Non-cash compensation cost	7,013	6,307	10,055
Other, net	(4,844)	(3,994)	(2,409)
Changes in operating assets and liabilities:
Accounts receivable	700	46,147	27,194
Inventory	528	2,702	9,551
Prepaid expenses and other current assets	4,190	(210)	494
Accounts payable	1,178	3,782	(5,356)
Other accrued liabilities	11,631	(12,798)	(8,378)
Income taxes	605	(2,275)	1,540
Net cash (used in) provided by operating activities	(35,453)	52,764	58,836
Cash flows from investing activities:
Capital expenditures[1]	(17,605)	(19,958)	(29,035)
Business acquisitions, net of cash acquired	—	(1,013)	—
Proceeds from disposal of assets	3,528	2,645	934
Other	—	25	—
Net cash used in investing activities	(14,077)	(18,301)	(28,101)
Cash flows from financing activities:
Net payments under Credit Facility revolver	—	(76,638)	(82,396)
Borrowings under ABL Facility, net	62,000	—	—
Borrowings under ABL Facility, gross	128,000	44,000	—
Payments under ABL Facility, gross	(137,000)	(35,000)	—
Net borrowings under Subordinated Term Loan	50,000	—	—
Borrowings (payments) under Credit Facility term loan, net of debt discount	—	(50,000)	49,745
Borrowings under Term Loan, net of discount	—	242,500	—
Repurchase of convertible debt	—	(135,501)	—
Contingent consideration payments	—	—	(428)
Payments for debt issuance costs	(10,457)	(9,113)	(1,524)
Taxes paid related to net share settlement of share-based awards	(240)	(990)	(1,911)
Payments for debt extinguishment and equity reacquisition costs	—	(2,447)	—
Other	(453)	(272)	(291)
Net cash provided by (used in) financing activities	91,850	(23,461)	(36,805)
Effect of exchange rate changes on cash	(1,591)	1,409	(43)
Net increase (decrease) in cash and cash equivalents	40,729	12,411	(6,113)
Cash and cash equivalents at beginning of period	24,586	12,175	18,288
Cash and cash equivalents at end of period	$65,315	$24,586	$12,175
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$28,176	$23,623	$22,697
Income taxes	$5,829	$(9,996)	$(3,536)
_____________
1    Excludes accrued capital expenditures for the years ended December 31, 2021, 2020 and 2019.

See accompanying notes to consolidated financial statements.

Table of Content

Table of Content
TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “we”, “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Quest Integrity provides integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass three broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support.
We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, manufacturing, automotive and mining);
•Midstream and Others (valves, terminals and storage, pipeline and offshore oil and gas);
•Public Infrastructure (amusement parks, bridges, ports, construction and building, roads, dams, and railways); and
•Aerospace and Defense.
Recent Financing Transactions. On February 11, 2022, we entered into a credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to the Company under the ABL Credit Facility, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre (as defined below). The ABL Credit Facility matures and all outstanding amounts become due

Table of Content
and payable on February 11, 2025, however, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $10 million or more outstanding 120 days prior to their maturity date (the “Trigger Date”), the ABL Credit Facility will be terminated as of the Trigger Date. The proceeds of the loans under the ABL Credit Agreement were used to, among other things, pay off the amounts owed under the existing credit agreement (as defined in Note 11 - Long-Term Debt) dated as of December 18, 2020 (as amended from time to time), among the Company, the lenders party thereto and Citibank, N.A. as agent, which was repaid and terminated in full on February 11, 2022.
In connection with the transactions contemplated by the ABL Credit Agreement, Corre Partners Management, LLC and certain of its affiliates (collectively, “Corre”), agreed to provide the Company incremental financing (the “Incremental Financing”), totaling approximately $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans under the ABL Credit Facility as discussed above; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement (as defined below)) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of our common stock, to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”).
Ongoing Effects of COVID-19. The impact of the COVID-19 pandemic continues to affect our workforce and operations, as well as the operations of our clients, suppliers, and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near term market dynamics and demand for our services; and
• our end market revenue diversification strategy.
The ultimate duration and economic impact of the COVID-19 pandemic remains unclear. However, we believe the increased availability and administration of COVID-19 vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the continued rollout and acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2021, we have deferred employer payroll taxes of $14.1 million. We paid $7.0 million of the deferred payroll taxes in January 2022 with the remaining balance due at the end of 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants and deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $6.2 million and $1.5 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2021. As of December 31, 2021, we also deferred certain payroll related expenses and tax payments of $3.2 million under other foreign government programs which will be due starting in 2022.
Consolidation. The consolidated financial statements include the accounts of our subsidiaries where we have control over operating and financial policies. All material intercompany accounts and transactions have been eliminated in consolidation.
Related Party Transactions. A related party transaction is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the Company or any of its subsidiaries is a participant, and (2) any Related Party (as defined herein) has or will have a direct or indirect material interest.
A Related Party is any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members includes a person’s spouse, parents,

Table of Content
stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
Going Concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.
We have suffered recurring operating losses related to the COVID-19 pandemic, related economic repercussions, and difficult market conditions and prior to the Recent Financing Transactions discussed below, the Company required additional liquidity to continue its operations over the next twelve months. During the year, revenues and margins continued to decline against forecast along with margin pressures from inflationary costs including labor, materials, and transportation resulting in further operating losses. As of December 31, 2021, we are in compliance with our debt covenants; however, our financial forecasts as of December 31, 2021 indicated insufficient cash flows from operations to address our near-term liquidity needs and maintain compliance with our debt covenants within one year following the date that our financial statements are issued.
As discussed in Note 1 – Recent Financing Transactions, on February 11, 2022, the Company successfully closed on financing transactions that provided improved liquidity and runway to execute our business turnaround, support working capital needs and pursue potential strategic alternatives. Following the Recent Financing Transactions, we evaluated the Company’s liquidity within one year after the date of issuance of these consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability level under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs. We believe, based on the Company’s forecast, that current working capital and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants, and satisfy the Company’s obligations as they come due within one year after the date of issuance of these financial statements. While the Recent Financing Transactions provide us with additional funding to meet our near-term liquidity needs and included a waiver of our debt covenants through March 31, 2023, there can be no assurance that (i) our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen, or (ii) that we will generate adequate liquidity to fund our operations, or to satisfy the obligations under our convertible debt and potential acceleration of debt maturities that may become due on April 3, 2023 related to the Trigger Date.
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

Table of Content
observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Facility and Term Loans (defined below) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5.00% Convertible Senior Notes due 2023 (the “Notes”) as of December 31, 2021 and 2020 was $84.0 million and $91.9 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Facility, Atlantic Park Term Loan, Subordinated Term Loan and Notes, see Note 11- Long-Term Debt.
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
Inventory. Except for certain inventories that are valued based on weighted-average cost, we use the first-in, first-out method to value our inventory. Inventory includes material, labor, and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying cost is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
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
Goodwill and intangible assets. We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as client relationships, non-compete agreements, trade names, technology, and licenses. Allocations are based on estimated fair values of assets and liabilities. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, economic lives, and the selection of a discount rate, as well as the use of “Level 3” measurements as defined in ASC 820. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.
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

Table of Content
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2021, our deferred tax assets were $119.8 million, less a valuation allowance of $89.2 million. As of December 31, 2021, our deferred tax liabilities were $34.0 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2021, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.3 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $1.0 million per occurrence. For general liability claims, we have an effective self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Allowance for credit losses. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies, dissatisfaction with the services we performed and other various reasons. We

Table of Content
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
Amounts used in basic and diluted loss per share, for all periods presented, are as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Weighted-average number of basic shares outstanding	30,975	30,638	30,310
Stock options, stock units and performance awards	—	—	—
Convertible senior notes	—	—	—
Total shares and dilutive securities	30,975	30,638	30,310
For the years ended December 31, 2021, 2020 and 2019, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, the effect of our Notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our Notes and our share-based compensation awards, refer to Note 11 and Note 13, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Assets acquired under finance lease	$1,016	$60	$326
Also, we had $4.1 million, $1.2 million, and $4.0 million of accrued capital expenditures as of December 31, 2021, 2020 and 2019, respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We utilize monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to, the Australian Dollar, Canadian Dollar, Brazilian Real, British Pound, Euro, Malaysian Ringgit and Mexican Peso. The impact from these swap contracts were not material as of December 31, 2021 or 2020 or for the years ended December 31, 2021, 2020 and 2019.
Defined benefit pension plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets,

Table of Content
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

Accounting Standards Not Yet Adopted
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

Table of Content
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
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2021
	United States and Canada	Other Countries	Total
Revenue:
IHT	$405,007	$10,364	$415,371
MS	256,806	122,020	378,826
Quest Integrity	47,511	32,845	80,356
Total	$709,324	$165,229	$874,553

	Twelve Months Ended December 31, 2020
	United States and Canada	Other Countries	Total
Revenue:
IHT	$365,847	$8,893	$374,740
MS	278,882	113,602	392,484
Quest Integrity	49,117	36,198	85,315
Total	$693,846	$158,693	$852,539

	Twelve Months Ended December 31, 2021
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$325,204	$467	$59,855	$29,845	$415,371
MS	—	374,885	806	3,135	378,826
Quest Integrity	80,356	—	—	—	80,356
Total	$405,560	$375,352	$60,661	$32,980	$874,553

Table of Content

	Twelve Months Ended December 31, 2020
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$294,838	$206	$50,220	$29,476	$374,740
MS	—	388,313	1,088	3,083	392,484
Quest Integrity	85,315	—	—	—	85,315
Total	$380,153	$388,519	$51,308	$32,559	$852,539
_________________
For additional information on our reportable operating segments and geographic information, refer to Note 15.
Contract balances. The timing of revenue recognition, billings, and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Notes 1 and 3 for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts receivable, net[1]	$188,772	$194,066
Contract assets[2]	$1,602	$5,242
Contract liabilities[3]	$313	$930
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the consolidated balance sheet.

The $0.6 million decrease in contract liabilities is due to our completion of performance obligations during the year ended December 31, 2021 associated with contracts under which customers had paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2020 was recognized as revenue during the year ended December 31, 2021.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheets and were not material as of December 31, 2021 and 2020. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of December 31, 2021 and 2020, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

Table of Content
3. RECEIVABLES
A summary of accounts receivable as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Trade accounts receivable	$161,751	$157,513
Unbilled revenues	35,933	46,471
Allowance for credit losses	(8,912)	(9,918)
Total	$188,772	$194,066
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

Table of Content
The following table shows a rollforward of the allowance for credit losses:

	Twelve Months Ended December 31,
	2021	2020	2019
Balance at beginning of period	$9,918	$9,990	$15,182
Adoption of account pronouncement ASC 326[1]	—	1,410	—
Provision for expected credit losses	2,193	1,612	(2,573)
Write-offs	(3,143)	(3,193)	(2,673)
Foreign exchange effects	(56)	99	54
Balance at end of period	$8,912	$9,918	$9,990
_________________
1 Due to the initial adoption of ASC 326 as of January 1, 2020.
4. INVENTORY
A summary of inventory as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Raw materials	$7,641	$7,395
Work in progress	2,725	2,890
Finished goods	25,388	26,569
Total	$35,754	$36,854
5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Insurance receivable	$39,000	$—
Prepaid expenses	12,645	12,936
Other current assets	8,223	13,816
Total	$59,868	$26,752
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

Table of Content
6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Land	$5,743	$5,805
Buildings and leasehold improvements	58,972	57,632
Machinery and equipment	306,366	302,886
Furniture and fixtures	11,642	11,450
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	22,243	20,508
Automobiles	4,356	4,518
Construction in progress	16,565	8,329
Total	471,804	457,045
Accumulated depreciation and amortization	(310,445)	(286,736)
Property, plant, and equipment, net	$161,359	$170,309

Included in the table above are assets under finance leases of $6.7 million and $5.7 million and accumulated amortization of $1.6 million and $0.9 million as of December 31, 2021 and 2020, respectively. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $27.6 million, $31.5 million and $34.4 million, respectively.
7. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,156	$(88,783)	$86,373
Non-compete agreements	5,503	(5,503)	—
Trade names	24,743	(22,252)	2,491
Technology	7,843	(6,885)	958
Licenses	850	(774)	76
Total	$214,095	$(124,197)	$89,898

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,418	$(76,541)	$98,877
Non-compete agreements	5,569	(5,569)	—
Trade names	24,870	(21,794)	3,076
Technology	7,879	(6,691)	1,188
Licenses	864	(723)	141
Total	$214,600	$(111,318)	$103,282
Amortization expense on intangible assets for the years ended December 31, 2021, 2020 and 2019 was $13.9 million, $14.0 million and $14.3 million, respectively. Amortization expense for intangible assets is forecast to be approximately $13 million per year from 2022 through 2025.

Table of Content
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of December 31, 2021. The weighted-average amortization period as of December 31, 2021 is 13.7 years for customer relationships, 5.0 years for non-compete agreements, 15.6 years for trade names, 10.0 years for technology and 10.5 years for licenses.
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
We test for impairment of our reporting units annually on December 1, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. We performed our annual impairment test as of December 1, 2020 and concluded that there was no impairment based upon a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair values of the reporting units were less than their respective carrying values as of the reporting date.
As a result of forecasted revenue and earnings declines and sustained declines in our stock price through September 30, 2021, we determined that a triggering event had occurred as it was more likely than not that the carrying values of our reporting units exceeded their fair values. Our revenue growth and profitability are influenced by several industry trend factors, including end markets capital spending levels, supply and demand levels and technology. With oil prices and demand increasing, refiners (represents approximately 40% of our customers) are recovering; however, as capital expenditures have not fully recovered resulting in lower current activity and pricing pressure for our products and services, primarily in our IHT and MS reporting units, accordingly, we performed a quantitative assessment of the fair value of goodwill as of September 30, 2021.
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
Based upon our impairment assessment, we determined the carrying amount of our MS reporting unit exceeded the fair value. As a result, we recorded $55.8 million in goodwill impairment charges on our MS reporting unit during the three months ended September 30, 2021. The fair value of the Quest Integrity reporting unit exceeded its carrying value at September 30, 2021. Our IHT reporting unit has no goodwill associated as it was determined to be fully impaired on March 31, 2020.
For our annual goodwill impairment test as of December 1, 2021, we elected to perform a quantitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. Based on the quantitative assessment, we concluded that the carrying amount of our Quest Integrity reporting unit exceeded the fair value. As a result, we recorded $8.8 million in goodwill impairment charges on our Quest Integrity reporting unit during the three months ended December 31, 2021. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.

Table of Content
There was $25.2 million and $91.4 million of goodwill at December 31, 2021 and 2020, respectively. A summary of goodwill is as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2019	$214,356	$(21,140)	$193,216	$109,510	$(54,101)	$55,409	$33,381	$—	$33,381	$357,247	$(75,241)	$282,006
FX Adjustments	(1,428)	—	(1,428)	1,211	—	1,211	854	—	854	637	—	637
Impairment charge	—	(191,788)	(191,788)	—	—	—	—	—	—	—	(191,788)	(191,788)
Additions	—	—	—	—	—	—	496	—	496	496	—	496
Balance at December 31, 2020	$212,928	$(212,928)	$—	$110,721	$(54,101)	$56,620	$34,731	$—	$34,731	$358,380	$(267,029)	$91,351
FX Adjustments	—	—	—	(783)	—	(783)	(693)	—	(693)	(1,476)	—	(1,476)
Impairment charge	—	—	—	—	(55,837)	(55,837)	—	(8,795)	(8,795)	—	(64,632)	(64,632)
Additions	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$34,038	$(8,795)	$25,243	$356,904	$(331,661)	$25,243

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Payroll and other compensation expenses	$44,284	$42,668
Legal and professional accruals	46,762	4,135
Insurance accruals	7,314	6,659
Property, sales and other non-income related taxes	8,018	8,722
Accrued commission	1,111	1,048
Accrued interest	6,469	2,437
Other	7,141	7,475
Total	$121,099	$73,144
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 15. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accrued liabilities includes items such as contract liabilities and other accrued expenses.

Table of Content
10. INCOME TAXES
For the year ended December 31, 2021, our income tax provision resulted in an effective tax rate of 6.4%. For the years ended December 31, 2020 and 2019, our income tax benefit on the loss from continuing operations resulted in an effective tax rate of 5.8% and 1.3%, respectively. Our income tax provision for the year ended December 31, 2021 was $11.2 million, and an income tax benefit for December 31, 2020 and 2019 was $14.7 million and $0.4 million, respectively, and includes federal, state and foreign taxes. The components of our tax provision and benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2021:
U.S. Federal	$1,460	$(1,115)	$345
State & local	590	150	740
Foreign jurisdictions	4,350	5,774	10,124
	$6,400	$4,809	$11,209
Twelve months ended December 31, 2020:
U.S. Federal	$(14,853)	$(1,228)	$(16,081)
State & local	1,113	(1,010)	103
Foreign jurisdictions	2,942	(1,679)	1,263
	$(10,798)	$(3,917)	$(14,715)
Twelve months ended December 31, 2019:
U.S. Federal	$(105)	$(4,349)	$(4,454)
State & local	519	(1,230)	(711)
Foreign jurisdictions	2,340	2,389	4,729
	$2,754	$(3,190)	$(436)
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Domestic	$(157,778)	$(240,064)	$(34,720)
Foreign	(17,032)	(11,854)	1,867
	$(174,810)	$(251,918)	$(32,853)

Table of Content
The income tax provision in 2021 and benefit in 2020 and 2019 attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate (21% in 2021, 2020 and 2019) to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Pre-tax loss from continuing operations	$(174,810)	$(251,918)	$(32,853)
Computed income taxes at statutory rate	(36,710)	(52,903)	(6,899)
State income taxes, net of federal benefit	561	(114)	(820)
Foreign tax rate differential	613	404	(300)
Non-cash compensation	842	926	323
Deferred taxes on investment in foreign subsidiaries	(1,939)	525	18
Non-deductible expenses	767	518	658
Non-deductible compensation	(522)	89	559
Foreign withholding	1,708	1,063	670
Prior year tax adjustments	993	707	954
Convertible debt	—	(2,949)	—
Goodwill impairment	9,892	12,586	—
Valuation allowance	34,284	32,957	3,682
Cares Act rate benefit	—	(7,267)	—
Rate change	(186)	(551)	684
Other	906	(706)	35
Total expense (benefit) for income tax on continuing operations	$11,209	$(14,715)	$(436)
_____________

Table of Content
        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued compensation and benefits	$7,831	$9,058
Receivables	1,345	1,551
Inventory	316	336
Share based compensation	271	256
Other accrued liabilities	3,467	2,109
Tax credit carry forward	3,613	3,642
Interest expense limitation	22,312	7,040
Goodwill and intangible costs	9,221	6,754
Net operating loss carry forwards	68,972	58,759
Other	2,428	1,013
Deferred tax assets	119,776	90,518
Less: Valuation allowance	(89,191)	(53,417)
Deferred tax assets, net	30,585	37,101
Deferred tax liabilities:
Property, plant and equipment	(20,267)	(23,783)
Unremitted earnings of foreign subsidiaries	(3,944)	(5,918)
Convertible debt	(7,359)	(1,755)
Other	(2,408)	(3,230)
Deferred tax liabilities	(33,978)	(34,686)
Net deferred tax asset (liability)	$(3,393)	$2,415
Management evaluates all available evidence, both positive and negative, to determine whether sufficient future taxable income will be generated to allow for the realization of the existing deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. A significant factor of negative evidence evaluated was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2021. This objective evidence limits the ability to consider other subjective positive evidence, such as our projections for future pre-tax income.
On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $89.2 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This valuation allowance relates primarily to the deferred tax assets for federal, foreign and state tax net operating loss carryforwards. The amount of deferred tax asset considered realizable could be adjusted if there are changes to net operating loss carryforward periods or there is a change to the weight assessed on various sources of positive and negative evidence.
The current year increase in the valuation allowance is primarily attributable to our U.S. operations. In the previous quarter, we did record a significant increase in the valuation allowance on certain foreign subsidiaries that historically were profitable. In the current quarter, we were able to release $0.9 million of valuation allowance based on all available evidence, including forecasted income for these entities. The release of the valuation allowance is primarily attributable to our UK, Germany and Canada subsidiaries.
At December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes of $221.9 million. Of this amount, $96.2 million expires in various dates through 2037 and $125.7 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income. Further, we have state net operating loss carryforwards of $212.7 million with $178.9 million expiring on various dates through 2041 and $33.8 million with an indefinite carryforward period.

Table of Content
As of December 31, 2021, we had interest expense carryforward for U.S. income tax purposes of $92.7 million. The entire $92.7 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income.
The Company has $3.3 million of tax credits that will expire on various dates through 2037 if not utilized.
As of December 31, 2021, we had foreign net operating loss carryforwards totaling $37.9 million. Of this amount, $4.4 million will expire in various dates through 2030 and $33.5 million has an unlimited carryforward period.
At December 31, 2021, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2021, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $3.9 million.
As of December 31, 2021, $1.9 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under audit in one of the states in which we do substantial business. We have recorded a $0.5 million tax liability in our uncertain positions related to this audit due to retroactive changes included in final regulations issued by the state this quarter. Certain Netherlands entities are also under audit. We do not anticipate any material adjustments related to these examinations.
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
The following table summarizes the Company’s reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Unrecognized tax benefits - January 1	$1,610	$1,547	$1,749
Additions based on current year tax positions	—	7	—
Additions based on tax positions related to prior years	543	89	227
Reductions based on tax positions related to prior years			(415)
Settlements	—	—	—
Reductions resulting from a lapse of the applicable statute of limitations	(868)	(33)	(14)
Unrecognized tax benefits - December 31	$1,285	$1,610	$1,547
_____________
We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2021, 2020 and 2019, the total amount of accrued interest and penalties related to unrecognized tax benefits was $0.6 million, $0.4 million and $0.3 million, respectively. There were approximately $0.2 million, $0.1 million and $(0.1) million, respectively, of interest and penalties related to unrecognized tax benefits that are recorded in income tax expense for the periods ended December 31, 2021, 2020 and 2019.

Table of Content
11. LONG-TERM DEBT
As of December 31, 2021 and 2020, our long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2021	2020

ABL Facility	$62,000	$9,000
Term Loan	214,191	213,809
Subordinated Term Loan	36,358	—
Total	312,549	222,809
Convertible Debt[1]	87,662	84,534
Finance lease obligations	5,649	5,153
Total debt and finance lease obligations	405,860	312,496
Current portion of long-term debt and finance lease obligations	(669)	(337)
Total long-term debt and finance lease obligations, less current portion	$405,191	$312,159
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future contractual maturities of long-term debt, excluding finance leases, are as follows (in thousands):

December 31
2022	$—
2023	93,130
2024	62,000
2025	—
2026	300,215
Thereafter	—
Total	$455,345
For information on our finance lease obligations, see footnote 12.

ABL Facility
On December 18, 2020, we entered into an asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which provides for available borrowings up to $150 million (the “ABL Facility”). The ABL Facility matures and all outstanding amounts become due and payable on December 18, 2024. However, if our Notes, which mature on August 1, 2023, have an aggregate principal amount of $10 million (updated from $50.0 million to $10.0 million as part of the Third Amendment to the Term Loan) or more outstanding 120 days prior to their maturity date (the “Trigger Date”), or if there are Notes in an aggregate principal amount of less than $10 million outstanding and we do not have sufficient availability of more than 20% under the ABL Facility on the Trigger Date, the ABL Facility will terminate on the Trigger Date. The ABL Facility includes a $50 million sublimit for letters of credit issuance and $35 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the ABL Facility may be increased by an amount not to exceed $50 million.

Table of Content
On December 7, 2021, the Company entered into Amendment No. 2 (the “ABL Amendment No. 2”) to the Credit Agreement. ABL Amendment No. 2, among other things, (i) revises the applicable margin to 4.25% for LIBOR rate advances, (ii) provides that at all times beginning on the effective date of the ABL Amendment No. 2 and ending on the date Citibank shall have received and approved the borrowing base certificate for the calendar month ending December 31, 2021, the borrowing base shall not exceed the lesser of (a) the borrowing base calculated as set forth in the borrowing base certificate for the calendar month ending December 31, 2021 and (b) $108,500,000, (iii) establishes an interest reserve account for certain payments due under the Term Loan Credit Agreement, (iv) provides that after giving effect to any borrowing and any disbursements to be made by the Company with the proceeds of such borrowing, within one business day of such borrowing, the Company and its U.S. subsidiaries may not have more than $5 million cash on hand, (v) provides for weekly variance testing to be delivered to Citibank, (vi) requires the Company to have used all of the proceeds borrowed under the Subordinated Term Loan Credit Agreement prior to borrowing under the Credit Agreement, and (vii) increases the amount of subordinated debt available to be incurred by the Company to account for (a) the additional $27.5 million borrowed under the Subordinated Term Loan Credit Agreement, (b) any additional amount borrowed under the Subordinated Term Loan Credit Agreement not to exceed $75 million in the aggregate, and (c) the payment of interest in the form of payment-in-kind interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement).
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
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. The applicable margin for LIBOR borrowings is 4.25% and for Base Rate borrowings is 3.25%. The all-in Base Rate floor is 1.75% and for LIBOR rate borrowings, the LIBOR rate, exclusive of spread, has a 0.75% LIBOR rate floor. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the ABL Facility agreement. The fee for undrawn amounts ranges from 0.375% to 0.5%, depending on usage and is due quarterly.
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
At December 31, 2021, we had $65.3 million of cash on hand, of which, $4.1 million was restricted for interest due on the Term Loan and about $4.0 million of cash is located in countries where currency restrictions exist. We had approximately $4.2 million of available borrowing capacity under the ABL Facility. Direct and incremental costs associated with the issuance of the ABL Facility were approximately $4.8 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Facility.
On February 11, 2022, we entered into the ABL Credit Agreement. Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include the Revolving Credit Loans in an amount of up to $130.0 million, with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and incremental Delayed Draw Term Loans of up to $35.0 million to be provided by Corre. The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025, however, the ABL Credit Facility is subject to the Trigger Date as noted above. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Credit Agreement, which was repaid and terminated in full on February 11, 2022.
Our obligations under the ABL Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries (other than certain excluded subsidiaries) (the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”). Our obligations under the ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line under ABL Credit Facility is based on the percentage of the value of accounts receivable and inventory, as reduced by certain reserves.

Table of Content
Revolving Credit Loans under the ABL Credit Facility bear interest through maturity at a variable rate based upon an annual rate of a LIBOR Rate (or a Base Rate (as defined below) if the LIBOR Rate is unavailable for any reason), plus an applicable margin (“LIBOR Rate Loan” and “Base Rate Loan”, respectively). The “Base Rate” is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Wells Fargo Bank, National Association’s prime rate, and (3) the one-month LIBOR Rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% Base Rate floor and a rate of 4.15%, 4.40% or 4.65% for LIBOR Rate Loans with a 1.00% LIBOR floor, in each case depending on the amount of EBITDA as of the most recent measurement period, as reported in a monthly compliance certificate. The Delayed Draw Term Loans shall bear interest through maturity at a rate of the LIBOR Rate plus 10.0%, with a 1.00% LIBOR floor. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the ABL Credit Facility is payable monthly. The Company will also be required to pay customary letter of credit fees, as necessary. The Company may make voluntary prepayments of the loans under the ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loans, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the ABL Credit Facility to the sum of the delayed draw term loans plus revolving facility usage outstanding is less than 130%. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the ABL Credit Agreement, subject, in the case of the Delayed Draw Term Loan s to a maximum of four such borrowings in any 12-month period. Certain permanent repayments of the ABL Credit Facility loans are subject to the payment of a premium of 2.00% during the first year of the facility, 1.00% during the second year of the facility, and 0.50% in the last year of the facility. The ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The ABL Credit Agreement also requires that we will not exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided that this requirement will not apply if we maintain a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year. In addition, the ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the ABL Credit Agreement.
Atlantic Park Term Loan
On December 18, 2020, we also entered that certain Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Facility, and we may increase the Term Loan by an amount not to exceed $100 million.
The Term Loan bears an interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The Base rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan Credit Agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for Base rate borrowings with a 2.00% Base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan Credit Agreement. The loans under the Term Loan were issued with an original issue discount of 3.00%, and are, in whole or in part, prepayable any time and from time to time, at a prepayment premium (including a make whole during the first two years) specified in the Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan at December 31, 2021 was 20.90%.
The Term Loan contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock.
On October 19, 2021, we entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Credit Agreement with the financial institutions party thereto from time to time (the “Lenders”) and APSC, as agent. The First Amendment, among other things, (i) deferred an October 19, 2021 interest payment until October 29, 2021; (ii) required that the Company use commercially reasonable efforts to appoint an additional independent director to our Board of Directors who is acceptable

Table of Content
to the agent; (iii) provided the Lenders with additional information rights; and (iv) tightened certain negative covenants included in the Term Loan Credit Agreement until the deferred interest is made current.
On October 29, 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan Credit Agreement with the Lenders and ASPC, as agent. The Second Amendment, among other things, (i) further deferred an October 29, 2021 interest payment until November 15, 2021; (ii) contained certain milestones; (iii) provided the Lenders with a ten-day right of first refusal regarding any refinancing of the Company’s obligations under the ABL Facility; (iv) obligated the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the Agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provided that the Company will not permit a covenant trigger event under the ABL Facility to occur.
On November 8, 2021, we entered into Amendment No.3 (the “Third Amendment”) to the Term Loan Credit Agreement. The Third Amendment, among other things, (i) waived certain covenants until September 30, 2022 and modifies covenants thereafter to provide us with more flexibility and (ii) required us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock (the “APSC Warrants”), and to amend the warrants issued in December 2020 to APSC to purchase up to 3,582,949 shares of our common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”), to provide for, an exercise price of $1.50 per share. The Third Amendment also reduced the amount of principal outstanding on the Notes on the Trigger Date from $50 million to $10 million.
On December 2, 2021, and December 7, 2021, respectively, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Term Loan Credit Agreement and Amendment No. 5 (the “Fifth Amendment”) to the Term Loan Credit Agreement, respectively. The Fourth Amendment extended the date upon which the Company must issue the APSC Warrants to December 7, 2021, and the Fifth Amendment extended the date upon which the Company must issue the APSC Warrants to December 8, 2021. The business purpose of these amendments was to further extend the Company’s liquidity runway while asset based lending field audit exams were completed in connection with the refinancing transactions completed on February 11, 2022.
On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permits the entry into the ABL Credit Agreement, (ii) permits certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
Subordinated Term Loan Credit Agreement
On November 9, 2021, we entered into a credit agreement (the “Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12%.
Under the Subordinated Term Loan Credit Agreement, we are required to, among other things, (i) subject to certain conditions, issue the lenders Corre Warrants (described below), (ii) amend our charter, bylaws, and all other necessary corporate governance documents to reduce the size of our Board of Directors to seven directors, one of whom will include our Chief Executive Officer, and (iii) reconstitute our Board of Directors. The Subordinated Term Loan Credit Agreement also contains other customary prepayment provisions, events of default and covenants.
On November 30, 2021, we entered into Amendment No. 1 (the “Corre Amendment 1”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 1 (i) extended the payment date for interest in the form of payment-in-kind interest (“PIK Interest”)with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement), , (ii) extended the date upon which the Company must deliver a fully executed ABL Consent (as defined in the Subordinated Term Loan Credit Agreement) to, in each case, 11:59 P.M. on December 6, 2021 and (iii) extended the date upon which we must issue the Corre Warrants to 11:59 P.M. on December 7, 2021.

Table of Content
On December 6, 2021, we entered into Amendment No. 2 (the “Corre Amendment 2”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 2 (i) extended the payment date in the form of PIK Interest with respect to the Initial Term Loans, and (ii) extended the date upon which we must deliver a fully executed ABL Consent to, in each case, 11:59 P.M. on December 7, 2021.
On December 7, 2021, we entered into Amendment No. 3 (the “Corre Amendment 3”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 3, among other things, (i) extended the payment date for interest in the form of PIK Interest with respect to the Initial Term Loans, (ii) extended the date upon which we must deliver a fully executed ABL Consent and (iii) extended the date upon which we must issue the Corre Warrants to, in each case, 11:59 P.M. on December 8, 2021.
The business purpose of the Corre Amendments was to further extend the liquidity runway of the Company and support ongoing negotiations of the financing transactions completed on February 11, 2022.
On December 8, 2021, we entered into Amendment No. 4 (the “Corre Amendment 4”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 4 appointed Cantor Fitzgerald Securities as successor Agent.
In connection with the transactions contemplated by the ABL Credit Agreement on February 11, 2022, Corre, agreed to provide the Company with the Incremental Financing, totaling approximately $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans under the ABL Credit Facility; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance the PIPE Shares to the Corre Holders at a price of $0.84 per share.
On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provides for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permits the entry into the ABL Credit Facility, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that this unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
Our ability to maintain compliance with the financial covenants contained in the ABL Credit Agreement, the Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and the resulting economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Although the COVID-19 pandemic and resulting economic repercussions could have a broad range of effects on our liquidity sources, the effects will depend on future developments and cannot be predicted at this time.
In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $23.5 million at December 31, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduced amounts available under our ABL Facility and are considered as having been funded for purposes of calculating our financial covenants.
Warrants
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC the Existing Warrant.
In connection with execution of the Subordinated Term Loan Credit Agreement and Third Amendment, on November 9, 2021, we entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the Existing Warrant was amended and restated to provide for the purchase of up

Table of Content
to 4,082,949 shares of Company common stock (which includes 500,000 of the shares of common stock issuable pursuant to the APSC Warrant) and to reduce the exercise price to $1.50 per share.
In connection with execution of the Subordinated Term Loan Credit Agreement and the amendments to the Term Loan Credit Agreement, on December 8, 2021 we entered into the Second Amended and Restated Common Stock Purchase Warrant No. 1 (the “Second A&R Warrant”) with APSC Holdco, pursuant to which the A&R Warrant was amended and restated to provide for the purchase of up to 5,000,000 shares of our common stock (including 4,082,949 shares of Common Stock issuable pursuant to the A&R Warrant) exercisable at the holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share, and (ii) entered into the Common Stock Purchase Warrants (together with the Second A&R Warrant, the “Warrants”) with each of Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP providing for the purchase of an aggregate of 5,000,000 shares of our common stock, exercisable at such holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share.
The exercise price and the number of shares of our common stock issuable on exercise of the Warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions.
In connection with the Subscription Agreement discussed below, on February 11, 2022, the Company, the Corre Holders and APSC Holdco entered into those certain Team, Inc. Waivers of Anti-Dilution Adjustments and Cash Transaction Exercise (collectively, the “Warrant Waivers”) with respect to each of the Warrants. Pursuant to the Warrant Waivers, the Corre Holders and APSC Holdco agreed with respect to such holders’ Warrant, subject to certain terms and conditions set forth therein (and for only so long as the applicable provisions remain in effect), among other things, (i) to irrevocably waive certain anti-dilution adjustments set forth in such Warrant in connection with the Proposed Equity Financing (as defined in the Warrant Waivers); (ii) to not exercise such Warrant, in whole or in part, if the Company determines that such exercise will cause an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (assuming, among other things, that the ownership change threshold is 47% rather than 50%); and (iii) to only exercise such Warrant in a “cashless” or “net-issue” exercise.
Subscription Agreement
In connection with the Incremental Financing and Equity Issuance, on February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with the Corre Holders, pursuant to which the Company issued and sold the PIPE Shares to the Corre Holders on February 11, 2022.
Pursuant to the Subscription Agreement, subject to certain exceptions, each of the Corre Holders has agreed not to sell its portion of the PIPE Shares until the earliest to occur of (i) the date that is 180 days from the date of the Subscription Agreement, and (ii) such date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, without consent of the Company.
Pursuant to and subject to the terms and conditions of the Subscription Agreement, our Board of Directors is required to create a vacancy for one qualified nominee of the Corre Holders to the Board, who shall be designated by the Corre Holders and qualify as an independent director (a “Board Nominee”), and the Board is required to appoint such initial Board Nominee as a Class II director within seven business days of the date of the Subscription Agreement. For so long as the Corre Holders and their affiliates collectively beneficially own at least 10% of the outstanding shares of our common stock , pursuant to and subject to the terms and conditions of the Subscription Agreement, we will nominate the initial Board Nominee, or a successor Board Nominee chosen by the Corre Holders, for re-election as a Class II director at the first annual meeting of the Company’s stockholders to be held after the Equity Issuance and at the end of each subsequent term of such Board Nominee. If at any time, the Corre Holders and their affiliates beneficially own less than 10% of the outstanding shares of common stock, then, if requested by the Company, the Board Nominee then on the Board will resign from his or her directorship, effective as of our next annual meeting of stockholders or such earlier date reasonably requested by the Company.
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

Table of Content
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
As per the agreement, we may not redeem the Notes prior to August 5, 2021. The agreement noted that we will have the option to redeem all or any portion of the Notes on or after August 5, 2021, if certain conditions are met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under the Credit Facility.

On January 13, 2022, we entered into a supplemental indenture with Truist Bank, as trustee, (the “Supplemental Indenture”) to the indenture (the “Indenture”) governing the Notes to effect certain amendments (the “Amendments”) to the Indenture and to modify the Notes held by consenting holders (the “Consenting Holders”) of $51,969,000 in aggregate principal amount of the Notes (such modified Notes, the “PIK Securities”).

Table of Content
The Supplemental Indenture amends the Indenture to, among other things: (i) allow for interest payable on the PIK Securities on February 1, 2022 to be paid in PIK Interest (as defined in the Supplemental Indenture) and on subsequent interest payment dates to be payable, at the Company’s option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per annum in PIK Interest; (ii) provide for additional changes to the Indenture to allow for the payment of PIK Interest and for the PIK Securities to be issued in denominations of $1,000 and integral multiples thereof (or if PIK Interest has been paid with respect to the PIK Securities, in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof); (iii) clarify that the unmodified Notes and PIK Securities will be treated as a single series of Notes for all purposes under the Indenture, other than the option of the Company to pay PIK Interest on the PIK Securities; and (iv) make certain conforming changes, including conforming modifications to certain definitions and cross-references as a result of such amendments. Notes held by holders other than the Consenting Holders were not modified and interest on such Notes will continue to be paid in cash at a rate of 5.00% per annum as set forth in the Indenture.

Accounting Treatment of the Notes

As of December 31, 2021 and 2020, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

	December 31,
	2021	2020
Liability component:
Principal	$93,130	$93,130
Unamortized issuance costs	(916)	(1,440)
Unamortized discount	(4,552)	(7,156)
Net carrying amount of the liability component[1]	87,662	84,534

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$7,969	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
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

Table of Content
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Twelve Months Ended December 31,
	2021	2020

Coupon interest	$4,657	$11,329
Amortization of debt discount and issuance costs	3,129	6,938
Total interest expense	$7,786	$18,267

Effective interest rate	9.12%	9.12%
12. LEASES

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

The components of lease expense are as follows (in thousands):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Operating lease costs	$27,773	$26,431
Variable lease costs	5,546	5,440
Finance lease costs:
Amortization of right-of-use assets	666	441
Interest on lease liabilities	344	320
Total lease cost	$34,329	$32,632

Table of Content

Other information related to leases are as follows (in thousands):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,887	$20,883
Operating cash flows from finance leases	346	327
Financing cash flows from finance leases	517	278
Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,106	4,624
Finance leases	1,016	60

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$60,700	$63,869
Current portion of operating lease obligations	16,176	17,375
Operating lease obligations (non-current)	49,221	52,207

Finance Leases:
Property, plant and equipment, net	$5,123	$4,779
Current portion of long-term debt and finance lease obligations	669	337
Long-term debt and finance lease obligations	4,980	4,816

Weighted average remaining lease term
Operating leases	6 years	6 years
Finance leases	10 years	12 years
Weighted average discount rate
Operating leases	6.8%	6.7%
Finance lease	6.4%	6.2%

As of December 31, 2021, we have no material additional operating and finance leases that have not yet commenced.

Table of Content
As of December 31, 2021, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Lease
2022	$19,348	$982
2023	15,193	893
2024	11,967	732
2025	8,668	569
2026	6,874	555
Thereafter	18,423	4,003
Total future minimum lease payments	80,473	7,734
Less: Interest	15,076	2,085
Present value of lease liabilities	$65,397	$5,649

Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2021, 2020 and 2019 were $39.4 million, $38.8 million and $43.0 million, respectively.

13. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (the “Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At December 31, 2021, there were approximately 1.7 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement to the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2016 Team, Inc. Equity Incentive Plan. The amendment and restatement to the 2018 Plan increased the shares available for issuance by 3.0 million shares of Common Stock. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to share-based compensation totaled $7.0 million, $6.3 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At December 31, 2021, $7.3 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.6 years. The recognized income tax benefit totaled $0.7 million, $0.4 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $4.4 million, $4.6 million, $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Transactions involving our stock units and director stock grants for the twelve months ended December 31, 2021 are summarized below:

Table of Content

	Twelve Months Ended December 31, 2021
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	854	$12.55
Changes during the year:
Granted	464	$2.78
Vested and settled	(414)	$11.97
Cancelled	(100)	$12.17
Stock and stock units, end of year	804	$7.27
The weighted-average grant date fair value related to stock units and director stock grants during the years ended December 31, 2020 and 2019 was $12.55 and $17.35, respectively. The intrinsic value of stock units and director stock grants vested during the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $2.3 million and $5.7 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2019 (the “2019 Awards”), in 2020 (the “2020 Awards”) and in 2021 (the “2021 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2019 Awards vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled $2.6 million, $1.7 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Table of Content
Transactions involving our performance awards during the twelve months ended December 31, 2021 are summarized below:

	Twelve Months Ended December 31, 2021
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	554	$13.69	274	$12.55
Changes during the period:
Granted	575	$6.70	109	$11.69
Vested and settled	(28)	$25.24	—	$—
Cancelled	(417)	$14.68	(164)	$15.50
Performance stock units, end of period	684	$6.30	219	$9.91
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    The weighted-average grant date fair value related to performance stock units during the year ended December 31, 2020 was $13.31 and during the year ended December 31, 2019 was $16.66. The intrinsic value of performance stock unit awards vested during the years ended December 31, 2021, 2020 and 2019 were $0.3 million, $1.3 million and $1.0 million, respectively.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended December 31, 2021, 2020 and 2019. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
Transactions involving our stock options for the twelve months ended December 31, 2021 are summarized below:

	Twelve Months Ended December 31, 2021
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of year	19	$36.90
Changes during the year:
Exercised	—	$—
Cancelled	—	$—
Expired	(2)	$32.69
Shares under option, end of year	17	$37.27
Exercisable at end of year	17	$37.27

    No stock options were granted during the years ended December 31, 2021, 2020 and 2019. Options exercisable at December 31, 2021 had a weighted-average remaining contractual life of 1.6 years, and exercise prices ranging from $32.05 to $50.47. The intrinsic value of stock option awards exercised was insignificant for the years ended December 31, 2021, 2020 and 2019.

Table of Content
14. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. We did not incur any contribution expense in 2021 as forfeitures were used for the company match. Our contributions for the plan years ended December 31, 2020 and 2019 were approximately $2.1 million and $9.8 million, respectively. The decrease from 2019 to 2020 was due to the suspension of our matching contribution as of March 2020 due to the COVID-19 pandemic.
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
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2021. Estimated defined benefit pension plan contributions for 2022 are expected to be approximately $4.1 million.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 2.0% as of December 31, 2021. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 2.8% for 2022 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	1,282	1,764	2,323
Settlement cost	70	257	221
Expected return on plan assets	(2,006)	(2,309)	(2,378)
Amortization of prior service cost	32	32	32
Amortization of net actuarial (gain) loss	—	—	—
Net pension cost (credit)	$(622)	$(256)	$198

The weighted-average assumptions used to determine benefit obligations at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Discount rate	2.0%	1.3%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.3%	2.9%
______________
1    Not applicable due to plan curtailment.

Table of Content
The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2021 and 2020 are as follows:

	Twelve Months Ended December 31,
	2021	2020
Discount rate	1.3%	2.0%
Expected long-term return on plan assets	2.1%	2.9%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	2.9%	3.0%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2021 is determined based on the weighted average of expected returns on asset investment categories as follows: 2.8% overall, 4.9% for equities and 2.1% for debt securities.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Projected benefit obligation:
Beginning of year	$100,244	$92,407
Service cost	—	—
Interest cost	1,282	1,764
Actuarial (gain) loss	(4,237)	8,717
Benefits paid	(5,137)	(6,288)
Prior service cost	—	—
Disposal of Norwegian Plan	—	—
Foreign currency translation adjustment and other	(890)	3,644
End of year	91,262	100,244
Fair value of plan assets:
Beginning of year	94,962	83,086
Actual gain (loss) on plan assets	1,195	10,854
Employer contributions	4,118	3,851
Benefits paid	(5,137)	(6,288)
Foreign currency translation adjustment and other	(974)	3,459
End of year	94,164	94,962
Excess projected obligation under (over) fair value of plan assets at end of year	$2,902	$(5,282)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(4,624)	$(7,347)
Prior service cost	(601)	(674)
Total	$(5,225)	$(8,021)
The accumulated benefit obligation for the U.K. Plan was $91.3 million and $100.2 million at December 31, 2021 and 2020, respectively.

Table of Content
At December 31, 2021, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2022	$4,086
2023	4,177
2024	4,073
2025	4,256
2026	4,198
2027-2031	21,680
Total	$42,470
The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2021 and 2020 (in thousands):

December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$2,411	$2,411	$—	$—
Equity securities:
Diversified growth fund (b)	23,582	—	23,582	—
Global equity fund (c)	—	—	—	—
Fixed income securities:
U.K. government fixed income securities (d)	9,487	—	9,487	—
U.K. government index-linked securities (e)	16,393	—	16,393	—
Global absolute return bond fund (f)	12,111	—	12,111	—
Corporate bonds (g)	30,297	—	30,297	—
Total	$94,281	$2,411	$91,870	$—

December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$15,600	$15,600	$—	$—
Equity securities:
Diversified growth fund (b)	22,640	—	22,640	—
Global equity fund (c)	2,922	—	2,922	—
Fixed income securities:
U.K. government fixed income securities (d)	17,478	—	17,478	—
U.K. government index-linked securities (e)	15,331	—	15,331	—
Global absolute return bond fund (f)	12,235	—	12,235	—
Corporate bonds (g)	8,755	—	8,755	—
Total	$94,961	$15,600	$79,361	$—
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

Table of Content
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
Investment objectives for the U.K. Plan, as of December 31, 2021, are to:
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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2021 and 2020 by asset category:

	Asset Allocations		Target Asset Allocations
	2021	2020	2021	2020
Equity securities and diversified growth funds[1]	24.9%	26.9%	27.5%	27.5%
Debt securities[2]	72.5%	56.7%	72.5%	72.5%
Other	2.6%	16.4%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

Table of Content
15. COMMITMENTS AND CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, which will only be resolved when one or more future events occur or fail to occur. Team’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, Team’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In November 2021, the parties agreed in principle to settle all claims in this litigation. All class action settlements of this nature are subject to approval of the court, which can take several months after the final settlement agreement is executed by the parties. The parties anticipate court approval of the settlement agreement on or before August 31, 2022.
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
On February 9, 2022, TEAM and the EPA agreed to settle all the claims related to this matter. The parties anticipate finalization of the settlement agreement on or before March 31, 2022.
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

Table of Content
Court and, if necessary, to appeal to the Court of Appeals for the State of Texas. We intend to vigorously challenge the judgment through all appropriate post-trial motions and appeal processes.
As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13 million and approximately $51 million, and we have accrued a liability as of December 31, 2021 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
On January 25, 2022, the trial judge entered a Final Judgment in this matter. TEAM immediately filed a supersedeas bond, to prevent execution on the judgment, while it prepares to file motions to appeal the judgment.
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
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $44 million as of December 31, 2021, of which approximately $5 million is not covered by our various insurance policies.
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

Table of Content
16. SEGMENT AND GEOGRAPHIC DISCLOSURES
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

Segment data for our three operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Revenues:
IHT	$415,371	$374,740	$512,950
MS	378,826	392,484	535,372
Quest Integrity	80,356	85,315	114,992
Total	$874,553	$852,539	$1,163,314

	Twelve Months Ended December 31,
	2021	2020	2019
Operating income (loss):
IHT[1]	$12,997	$(174,638)	$24,084
MS2	(47,728)	25,879	55,385
Quest Integrity[3]	900	16,474	28,757
Corporate and shared support services	(92,151)	(85,077)	(110,372)
Total	$(125,982)	$(217,362)	$(2,146)
______________
1    Includes goodwill impairment loss of $191.8 million for IHT for the year ended December 31, 2020.
2    Includes goodwill impairment loss of $55.8 million for MS for the year ended December 31, 2021.
3    Includes goodwill impairment loss of $8.8 million for Quest for the year ended December 31, 2021.

	Twelve Months Ended December 31,
	2021	2020	2019
Capital expenditures[1]:
IHT	$11,742	$3,218	$7,983
MS	3,692	8,767	10,755
Quest Integrity	3,600	3,743	4,550
Corporate and shared support services	1,464	1,939	8,446
Total	$20,498	$17,667	$31,734
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

Table of Content

	Twelve Months Ended December 31,
	2021	2020	2019
Depreciation and amortization:
IHT	$12,959	$14,891	$17,616
MS	20,500	21,854	21,835
Quest Integrity	2,616	3,587	3,557
Corporate and shared support services	5,443	5,576	6,051
Total	$41,518	$45,908	$49,059
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2021, 2020 and 2019 and our total long-lived assets as of December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2021
United States	$600,665	$270,684
Canada	108,659	8,595
Europe	108,433	27,295
Other foreign countries	56,796	5,383
Total	$874,553	$311,957
Twelve months ended December 31, 2020
United States	$606,818	$289,507
Canada	87,028	8,291
Europe	104,667	34,674
Other foreign countries	54,026	4,988
Total	$852,539	$337,460
Twelve months ended December 31, 2019
United States	$838,385	$328,832
Canada	127,574	8,625
Europe	126,794	32,517
Other foreign countries	70,561	6,044
Total	$1,163,314	$376,018
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

Table of Content
17. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2021, 2020 and 2019 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Operating Group Reorganization and other continuing restructuring measures
Severance and related costs
IHT	$459	$—	$—
MS	514	—	—
Quest Integrity	381	—	—
Corporate and shared support services	1,562	—	—
Total	2,916	—	—

Grand total	$2,916	$—	$—

Operating Group Reorganization. In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the twelve months ended December 31, 2021, we incurred severance charges of $2.9 million, which represents all costs cumulatively incurred to date as a result of the Operating Group Reorganization.

A rollforward of our accrued severance liability associated with this reorganization is presented below (in thousands):

Twelve Months Ended December 31, 2021
Balance, beginning of period	$—
Charges	2,916
Payments	(2,204)
Balance, end of period	$712

For the twelve months ended December 31, 2021, we also incurred professional fees of $1.9 million associated with the Operating Group Reorganization.
OneTEAM Program
Beginning in 2017, we undertook a project (“OneTEAM”) to assess all aspects of our business for improvement and cost saving opportunities. We did not incur any severance costs under OneTEAM during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2020, we incurred $3.4 million in severance charges associated with OneTEAM. We have incurred $11.8 million of OneTEAM severance charges cumulatively to date, and do not expect any further severance costs under this program. As of December 31, 2021, we had no remaining severance liability outstanding under OneTEAM.

Table of Content
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2021					Twelve Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(23,045)	$2,988	$(8,021)	$400	$(27,678)	$(26,742)	$4,186	$(8,021)	$387	$(30,190)
Other comprehensive income (loss)	(2,213)	—	4,148	(989)	946	3,697	(1,198)	—	13	2,512
Balance at end of year	$(25,258)	$2,988	$(3,873)	$(589)	$(26,732)	$(23,045)	$2,988	$(8,021)	$400	$(27,678)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2021			2020			2019
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,213)	$(1)	$(2,214)	$3,697	$(340)	$3,357	$3,865	$393	$4,258
Foreign currency hedge	—	—	—	(1,198)	294	(904)	282	(69)	213
Defined benefit pension plans	4,148	(988)	3,160	—	59	59	(162)	(107)	(269)
Total	$1,935	$(989)	$946	$2,499	$13	$2,512	$3,985	$217	$4,202
19. Related Party Transactions

Alvarez & Marsal provides certain consulting services to the Company in connection with our Interim CFO position and other corporate support costs. The Company paid $8.0 million in fees to Alvarez & Marsal for the year ended December 31, 2021.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and Atlantic Park to provide funding as described in Note 11.

20. SUBSEQUENT EVENTS
Refer to Note 1 for information on the Recent Financing Transactions and Note 11 for information on the amendments to the ABL Credit Facility, Incremental Financing and Equity Issuance we entered into on February 11, 2022.
On March 7, 2022, the Company completed a transaction with Superior Plant Rentals (“SPR”) for the sale of certain assets for $3.0 million in cash.
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

Table of Content
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is set forth in this Annual Report on Form 10-K.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021.

ITEM 9B.    OTHER INFORMATION
NONE

Table of Content
PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2021, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.    EXECUTIVE COMPENSATION
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Table of Content
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”
	2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”
	3)	See exhibits listed under Part (b) below.

(b)		Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.'s Current Report on Form 8-K filed on December 2, 2011, incorporated by reference herein).

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

3.4
Certificate of Designations of Series A Preferred Stock of Team, Inc., as filed with the Secretary of State of the State of Delaware on February 2, 2022 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K filed on February 2, 2022, incorporated by reference herein).

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

4.5
Registration Rights and Lock-Up Agreement, dated December 18, 2020, by and between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on December 21, 2020, incorporated herein by reference)

4.6
Section 382 Rights Agreement, dated as of February 2, 2022, between Team, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed on February 2, 2022, incorporated by reference herein).

4.7
Second Amended and Restated Registration Rights Agreement, dated February 11, 2022, by and between the Company, APSC Holdco II, L.P, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein).

4.8
Team, Inc. Waiver of Anti-Dilution Adjustments and Cash Transaction Exercise, dated February 11, 2022, by and between the Company and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

4.9
Team, Inc. Waiver of Anti-Dilution Adjustments and Cash Transaction Exercise, dated February 11, 2022, by and between the Company, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.3 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

4.10
Supplemental Indenture, dated as of January 13, 2022, by and between Team, Inc. and Truist Bank, as trustee (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed on January 18, 2022, incorporated by reference herein).

Table of Content

Exhibit Number	Description
4.11	Form of PIK Security (included in Exhibit 4.10)(filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on January 18, 2022, incorporated by reference herein).

4.12
Form of Amended & Restated Common Stock Purchase Warrant No. 1 dated November 10, 2021 between the Company and APSC Holdco II, L.P. (incorporated by reference to Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed November 12, 2021).

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

10.18†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on February 9, 2018, incorporated by reference herein).

Table of Content

Exhibit Number	Description
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

10.23
Team Loan Credit Agreement, dated as of December 18, 2020, among Team, Inc., as Borrower, thelenders from time to time party thereto, and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K filed on December 21, 2020, incorporated herein by reference)

10.24†
Severance Agreement and Release (with Agreement of Non-Solicitation and Non-Competition) between Team, Inc. and Grant Roscoe dated as of January 12, 2021 (filed as Exhibit 10.24 to Team Inc.'s Current Report on Form 10-K filed March 12, 2021, incorporated by reference herein).

10.25
Credit Agreement, dated as of February 11, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

10.26
Amendment No. 5 to Subordinated Term Loan Credit Agreement, dated February 11, 2022, by and among the Company, the lenders party thereto, and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

10.27
Amendment No. 6 to Term Loan Credit Agreement, dated February 11, 2022, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

10.28
Subscription Agreement, dated February 11, 2022, by and between the Company, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (filed as Exhibit 10.4 to Team, Inc.’s Current Report on Form 8-K filed on February 15, 2022, incorporated by reference herein)

10.29
Amendment No. 1 to Subordinated Term Loan Agreement, dated November 30, 2021, by and among the lenders party thereto, and Corre Credit Fund, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on December 6, 2021, incorporated by reference herein)

10.30
Amendment No. 4 to Term Loan Credit Agreement, dated December 2, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed on December 6, 2021, incorporated by reference herein)

10.31
Subordinated Term Loan Agreement dated November 9, 2021, by and among the lenders from time to time party thereto, and Corre Credit Fund, LLC, as agent (incorporated by reference to Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed November 12, 2021).

10.32
Amendment No. 3 to Credit Agreement, dated December 18, 2020, among Team, Inc., as Borrower, the financial institutions party thereto from time to time and Atlantic Park Strategic Capital Fund, L.P., as Agent (incorporated by reference to Exhibit 10.2 Team, Inc.’s Current Report on Form 8-K filed November 12, 2021).

10.33
Amendment No. 2 to Credit Agreement, dated December 18, 2020, among Team, Inc., as Borrower, the financial institutions party thereto from time to time and Atlantic Park Strategic Capital Fund, L.P., as Agent (incorporated by reference to Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed November 5, 2021)

21	Subsidiaries of the Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.

*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 16, 2022.

TEAM, INC.

/S/ AMERINO GATTI
Amerino Gatti
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ AMERINO GATTI	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 16, 2022
(Amerino Gatti)

/S/ MATTHEW E. KVARDA	Interim Chief Financial Officer (Principal Financial Officer)	March 16, 2022
(Matthew E. Kvarda)

/S/ MATTHEW E. ACOSTA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2022
(Matthew E. Acosta)

/S/ J. MICHAEL ANDERSON	Director	March 16, 2022
(J. Michael Anderson)

/S/ MICHAEL J. CALIEL	Director	March 16, 2022
(Michael J. Caliel)

/S/ JEFFERY G. DAVIS	Director	March 16, 2022
(Jeffery G. Davis)

/S/ ANTHONY R. HORTON	Director	March 16, 2022
(Anthony Horton)

/S/ SYLVIA J. KERRIGAN	Lead Director	March 16, 2022
(Sylvia J. Kerrigan)

/S/ EVAN S. LEDERMAN	Director	March 16, 2022
(Evan. S. Lederman)

/S/ TED STENGER	Director	March 16, 2022
(Ted Stenger)