Form 10-Q
period 2022-03-31
TEAM INC
filed 2022-05-11
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
The Registrant had 43,121,579 shares of common stock, par value $0.30, outstanding as of May 6, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$53,698	$65,315
Accounts receivable, net of allowance of $8,170 and $8,912, respectively	207,779	188,772
Inventory	36,436	35,754
Income tax receivable	3,673	3,349
Prepaid expenses and other current assets	66,470	59,868
Total current assets	368,056	353,058
Property, plant and equipment, net	160,189	161,359
Operating lease right-of-use assets	56,403	60,700
Intangible assets, net	86,572	89,898
Goodwill	25,249	25,243
Defined benefit pension asset	4,007	2,902
Deferred income taxes	262	792
Other assets, net	15,297	10,533
Total assets	$716,035	$704,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,137	$46,181
Current portion of long-term debt and finance lease obligations	670	669
Current portion of operating lease obligations	15,306	16,176
Other accrued liabilities	123,990	121,099
Total current liabilities	181,103	184,125
Long-term debt and finance lease obligations	455,815	405,191
Operating lease obligations	45,742	49,221
Deferred income taxes	2,837	4,185
Other long-term liabilities	3,468	9,896
Total liabilities	688,965	652,618
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 43,121,579 and 31,214,714 shares issued	12,931	9,359
Additional paid-in capital	444,747	444,824
Accumulated deficit	(404,222)	(375,584)
Accumulated other comprehensive loss	(26,386)	(26,732)
Total equity	27,070	51,867
Total liabilities and equity	$716,035	$704,485
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$218,576	$194,618
Operating expenses	163,478	150,917
Gross margin	55,098	43,701
Selling, general and administrative expenses	71,285	66,124
Restructuring and other related charges, net	16	1,877
Operating loss	(16,203)	(24,300)
Interest expense, net	(18,605)	(9,396)
Other income (expense)	2,702	(950)
Loss before income taxes	(32,106)	(34,646)
(Provision) benefit for income taxes	(356)	355
Net loss	$(32,462)	$(34,291)

Loss per common share:
Basic and diluted	$(0.86)	$(1.11)

Weighted-average number of shares outstanding:
Basic and diluted	37,697	30,878

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(32,462)	$(34,291)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	346	217
Other comprehensive income (loss), before tax	346	217
Tax (provision) benefit attributable to other comprehensive income (loss)	—	102
Other comprehensive loss, net of tax	346	319
Total comprehensive loss	$(32,116)	$(33,972)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2021	31,215	$9,359	$444,824	$(375,584)	$(26,732)	$51,867
Adjustments for prior periods from adopting ASU 2020-06			$(5,651)	3,824	—	(1,827)
Issuance of common stock	11,905	3,572	6,196	—	—	9,768
Net loss	—	—	—	(32,462)	—	(32,462)
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	2	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	43,122	12,931	444,747	(404,222)	(26,386)	27,070

Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities:
Net loss	$(32,462)	$(34,291)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,031	10,959
Write-off of deferred loan costs	2,748	—
Amortization of deferred loan costs and debt discounts	8,397	2,040
Allowance for credit losses	67	352
Foreign currency (gains) losses	(185)	1,122
Deferred income taxes	(799)	(920)
Gain on asset disposals	(2,306)	(18)
Non-cash compensation (credits) costs	(624)	2,330
Other, net	(1,216)	(1,219)
Changes in operating assets and liabilities:
Accounts receivable	(18,546)	(1,601)
Inventory	(1,284)	356
Prepaid expenses and other current assets	(5,902)	2,009
Accounts payable	(4,722)	2,192
Other accrued liabilities	(2,884)	327
Income taxes	(319)	(821)
Net cash used in operating activities	(50,006)	(17,183)
Cash flows (used in) provided by investing activities:
Capital expenditures	(7,068)	(3,413)
Proceeds from disposal of assets	3,026	29
Net cash used in investing activities	(4,042)	(3,384)
Cash flows (used in) provided by financing activities:
Borrowings under ABL Credit Agreement, gross	104,924	—
Payments under ABL Credit Agreement, gross	(235)	—
Borrowings under ABL Facility, net	—	28,000
Borrowings under ABL Facility, gross	10,300	47,000
Payments under ABL Facility, gross	(72,300)	(56,000)
Payments for debt issuance costs	(10,345)	(2,027)
Taxes paid related to net share settlement of share-based awards	—	(101)
Issuance of common stock	9,767	—
Other	(145)	(64)
Net cash provided by financing activities	41,966	16,808
Effect of exchange rate changes on cash and cash equivalents	465	1,517
Net decrease in cash and cash equivalents	(11,617)	(2,242)
Cash and cash equivalents at beginning of period	65,315	24,586
Cash and cash equivalents at end of period	$53,698	$22,344

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “we” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Recent Financing Transactions. On February 11, 2022, we entered into a credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to the Company under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre (as defined below) (collectively the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025. The proceeds of the loans under the ABL Credit Agreement were used to, among other things, pay off the amounts owed under the Citi Credit Agreement (as defined in Note 11 - Long-Term Debt) dated as of December 18, 2020 (as amended from time to time), among the Company, the lenders party thereto and Citibank, N.A. as agent, which was repaid and terminated in full on February 11, 2022.
In connection with the transactions contemplated by the ABL Credit Agreement, Corre Partners Management, LLC and certain of its affiliates (collectively, “Corre”), agreed to provide the Company with incremental financing (the “Incremental Financing”), totaling approximately $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans under the ABL Credit Facility as discussed above; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement (as defined below)) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of our common stock, to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (collectively, the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”).
On May 6, 2022, we entered into separate amendments on certain of our credit facilities as follows:
•ABL Credit Agreement: On May 6, 2022, we entered into Amendment No. 1 (the “ABL Credit Agreement Amendment No. 1”) to the ABL Credit Agreement. The ABL Credit Agreement Amendment No. 1, among other things, modifies the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the 5.00% Convertible Senior Notes due 2023 (the”Notes”) is 75 days prior to their maturity date, instead of 120 days prior to their maturity date.
•Atlantic Park Term Loan: On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement dated December 18, 2020, between the Company and Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), as lender (the “Term Loan Credit Agreement”). The Seventh Amendment, among other things and subject to the terms thereof, (i) modifies the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
•Subordinated Term Loan Credit Agreement: On May 6, 2022, we entered into Amendment No. 6 (the “Corre Amendment No. 6”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent to the Subordinated Term Loan Credit Agreement dated November 9, 2021, by and among the Company, Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto (the “Subordinated Term Loan Credit Agreement”). The Corre Amendment No. 6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
Ongoing Effects of COVID-19.  The impact of the COVID-19 pandemic continues to affect our workforce and operations, as well as the operations of our clients, suppliers and contractors. During this period, we have continued to focus on the following key priorities:
• the health and safety of our employees and business continuity;
• the alignment of our business to the near-term market dynamics and demand for our services; and
• our end market revenue diversification strategy.
The ultimate duration and economic impact of the COVID-19 pandemic remains unclear. However, we believe the increased availability and administration of COVID-19 vaccines, easing of pandemic related restrictions, reopening of economies, and increasing commodity prices are positive signs of broader economic recovery.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of the new COVID-19 variants, the continued rollout and acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of March 31, 2022, we have deferred employer payroll taxes of $7.1 million. As of December 31, 2021 we had $14.1 million outstanding and we paid $7.0 million of the deferred payroll taxes in January 2022, the remaining balance of $7.1 million is due at the end of 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. We recognized

$0.6 million and $0.1 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the three months ended March 31, 2022 and $2.0 million and $0.4 million as a reduction for operating expenses and selling, general and administrative expenses, respectively, during the three months ended March 31, 2021.
Basis for presentation. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.
Consolidation. The condensed consolidated financial statements include the accounts of our subsidiaries where we have control over operating and financial policies. All material intercompany accounts and transactions have been eliminated in consolidation.
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
A Related Party is any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
Going Concern. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.
As of March 31, 2022, we are in compliance with our debt covenants.

As discussed above, the Company successfully negotiated amendments to our credit facilities including the financial covenants contained therein. In addition, we evaluated the Company’s liquidity within one year after the date of issuance of these condensed consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability level under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs. We believe, based on the Company’s forecast and the amendments entered in May 2022, that current working capital and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations as they come due within one year after the date of issuance of these condensed consolidated financial statements. Our ability to maintain compliance with the financial covenants contained in the ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Under the terms of our amended financing arrangements, each of the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) and the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) (collectively, the “Trigger Date”) is now May 18, 2023. While our lenders agreed on an extension and amended the financial covenants contained therein, there can be no assurance that our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen.
Use of estimates. Our accounting policies conform to GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical, and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (8) assessments of fair value and (9) managing our foreign currency risk in foreign operations. Our most significant accounting policies are described below.
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
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Credit Facility and Term Loans defined below is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our 5.00% Convertible Senior Notes due 2023 (the “Notes”) as of March 31, 2022 and December 31, 2021 is $86.1 million and $84.0 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Credit Facilities, Atlantic Park Term Loan, Subordinated Term Loan and Notes, see Note 11 - Long-Term Debt.
Cash and cash equivalents. Cash and cash equivalents consist of all deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions in which we operate. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there can be no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made.
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
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $1.0 million per occurrence. For general liability claims, we have an effective self-insured retention of $1.0 million and a deductible of $2.0 million per occurrence. For medical claims, our self-insured retention is $400,000 per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
For the three months ended March 31, 2022 and 2021, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for the three months ended March 31, 2022 and 2021, the Notes were excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information regarding our Notes and our share-based compensation awards, refer to Note 11 and Note 14, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Assets acquired under finance lease	$23	$22
Also, we had $3.6 million and $2.4 million of accrued capital expenditures as of March 31, 2022 and March 31, 2021, respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We historically utilized monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. There were no foreign currency swap contracts outstanding during the three months ended March 31, 2022, and the impact from swap contracts was not material for the three months ended March 31, 2021.

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
Newly Adopted Accounting Standards
ASU No. 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes as well as clarifies aspects of existing guidance to promote more consistent application. ASU 2019-12 clarifies and amends existing guidance related to intraperiod tax allocation and calculations, recognition of deferred taxes for change in ownership group, evaluation of a step-up in the tax basis of goodwill and other clarifications. Our adoption of this ASU as of January 1, 2021 did not have a material impact to our consolidated financial statements.
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening accumulated deficit balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 11 - Long-Term Debt for impact on the adoption of this ASU as of January 1, 2022.
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

2. REVENUE
In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”) we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations, and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contract transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is twelve months or less from the date of service.
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
Disaggregation of revenue. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$93,376	$2,219	$95,595	$89,225	$1,914	$91,139
MS	63,931	29,510	93,441	60,046	27,350	87,396
Quest Integrity	14,691	14,849	29,540	9,055	7,028	16,083
Total	$171,998	$46,578	$218,576	$158,326	$36,292	$194,618

	Three Months Ended March 31, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$76,449	$24	$13,839	$5,283	$95,595
MS	—	91,770	57	1,614	93,441
Quest Integrity	29,540	—	—	—	29,540
Total	$105,989	$91,794	$13,896	$6,897	$218,576

	Three Months Ended March 31, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$71,530	$81	$13,455	$6,073	$91,139
MS	—	85,976	689	731	87,396
Quest Integrity	16,083	—	—	—	16,083
Total	$87,613	$86,057	$14,144	$6,804	$194,618

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
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Change
	(unaudited)
Trade accounts receivable, net[1]	$207,779	$188,772	$19,007
Contract assets[2]	$1,011	$1,602	$(591)
Contract liabilities[3]	$1,588	$313	$1,275
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $0.6 million decrease in our contract assets from December 31, 2021 to March 31, 2022 is due to less fixed price contracts in progress at March 31, 2022 as compared to December 31, 2021. Contract liabilities increased by $1.3 million as of March 31, 2022. The increase is associated with contracts under which customers have paid for all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2021 was recognized as revenue during the quarter ended March 31, 2022.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2022 and December 31, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of March 31, 2022 and 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Trade accounts receivable	$170,654	$161,751
Unbilled receivables	45,295	35,933
Allowance for credit losses	(8,170)	(8,912)
Total	$207,779	$188,772
ASC 326, Credit Losses, applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables, and (iii) variances in economic risk characteristics across geographic regions.
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

The following table shows a rollforward of the allowance for credit losses (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Balance at beginning of period	$8,912	$9,918
Provision for expected credit losses	66	2,193
Write-offs	(830)	(3,143)
Foreign exchange effects	22	(56)
Balance at end of period	$8,170	$8,912

4. INVENTORY
A summary of inventory as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$8,050	$7,641
Work in progress	3,262	2,725
Finished goods	25,124	25,388
Total	$36,436	$35,754

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	13,763	12,645
Other current assets	13,707	8,223
Total	$66,470	$59,868
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9. These receivables will be covered by our third-party insurance providers for a litigation matter that has been settled or are pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets, receivable from third party, and other accounts receivables.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Land	$5,208	$5,743
Buildings and leasehold improvements	57,902	58,972
Machinery and equipment	304,018	306,366
Furniture and fixtures	11,555	11,642
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	22,281	22,243
Automobiles	4,326	4,356
Construction in progress	20,938	16,565
Total	472,145	471,804
Accumulated depreciation	(311,956)	(310,445)
Property, plant and equipment, net	$160,189	$161,359
Included in the table above are assets under finance leases of $6.7 million and $6.7 million, net of accumulated amortization of $1.7 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively. Depreciation expense for the three months ended March 31, 2022 and 2021 was $6.5 million and $7.5 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022			December 31, 2021
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$175,130	$(91,862)	$83,268	$175,156	$(88,783)	$86,373
Non-compete agreements	5,509	(5,509)	—	5,503	(5,503)	—
Trade names	24,710	(22,367)	2,343	24,743	(22,252)	2,491
Technology	7,834	(6,933)	901	7,843	(6,885)	958
Licenses	847	(787)	60	850	(774)	76
Total	$214,030	$(127,458)	$86,572	$214,095	$(124,197)	$89,898
Amortization expense of intangible assets for the three months ended March 31, 2022 and March 31, 2021 was $3.5 million and $3.4 million, respectively. Amortization expense for intangible assets is forecast to be approximately $13 million per year from 2022 through 2025.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of March 31, 2022 and December 31, 2021.

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
Management did not become aware of an event or a change in circumstances that would indicate the carrying value may be impaired for the period ended March 31, 2022. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.
During 2021, we determined that a triggering event had occurred as it was more likely than not that the carrying values of our reporting units exceeded their fair values as a result of the curtailment of operations and sustained declines in our stock price through September 30, 2021. Based upon our 2021 impairment assessment, we determined the carrying amount of our MS reporting unit exceeded the fair value in 2021. As a result, we recorded $55.8 million in goodwill impairment charges on our MS reporting unit during the three months ended September 30, 2021. The fair value of the Quest Integrity reporting unit exceeded its carrying value at September 30, 2021. Our IHT reporting unit has no goodwill associated as it was determined to be fully impaired on March 31, 2020. Additionally, based on the annual quantitative assessment performed on December 1, 2021, we concluded that the carrying amount of our Quest Integrity reporting unit exceeded the fair value. As a result, we recorded $8.8 million in goodwill impairment charges on our Quest Integrity reporting unit during the three months ended December 31, 2021.
There was $25.2 million of goodwill at March 31, 2022 and December 31, 2021. The following table presents a rollforward of goodwill for the three months ended March 31, 2022 as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2021	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$34,038	$(8,795)	$25,243	$356,904	$(331,661)	$25,243
FX Adjustments	—	—	—	—	—	—	6	—	6	6	—	6
Balance at March 31, 2022	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$34,044	$(8,795)	$25,249	$356,910	$(331,661)	$25,249

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Legal and professional accruals	$47,073	$46,762
Payroll and other compensation expenses	44,513	44,284
Insurance accruals	5,880	7,314
Property, sales and other non-income related taxes	6,658	8,018
Accrued commission	1,398	1,111
Accrued interest	7,165	6,469
Other	11,303	7,141
Total	$123,990	$121,099
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

10. INCOME TAXES
We recorded an income tax provision of $0.4 million for the three months ended March 31, 2022 compared to a benefit of $0.4 million for the three months ended March 31, 2021. The effective tax rate, inclusive of discrete items, was a provision of 1.1% for the three months ended March 31, 2022, compared to a benefit of 1.0% for the three months ended March 31, 2021.
Our three months ended March 31, 2022 and 2021 effective tax rate differs from the statutory tax rate due to tax losses in jurisdictions in which the tax benefits have been offset by valuation allowances.

11. LONG-TERM DEBT
As of March 31, 2022 and December 31, 2021, our long-term debt and finance obligations are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
ABL Facilities	$104,689	$62,000
Term Loan	216,043	214,191
Subordinated Term Loan	38,758	36,358
Total	$359,490	$312,549
Convertible Debt[1]	91,485	87,662
Finance lease obligations	5,510	5,649
Total debt and finance lease obligations	$456,485	$405,860
Current portion of long-term debt and finance lease obligations	(670)	(669)
Total long-term debt and finance lease obligations, less current portion	$455,815	$405,191
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

Future contractual maturities of long-term debt, excluding finance leases, are as follows (in thousands):

December 31
2022	$—
2023	95,209
2024	—
2025	104,689
2026	301,597
Thereafter	—
Total	$501,495
For information on our finance lease obligations, see footnote 12.

ABL Facilities
On December 18, 2020, we entered into an asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) led by Citibank, N.A., (“Citibank”), as agent, which provided for available borrowings up to $150.0 million (the “ABL Facility”). The ABL Facility was expected to mature and all outstanding amounts were to become due and payable on December 18, 2024. The Citi ABL Facility included a $50.0 million sublimit for letters of credit issuance and $35.0 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the Citi ABL Facility could have been increased by an amount not to exceed $50.0 million.
On December 7, 2021, the Company entered into Amendment No. 2 (the “Citi ABL Amendment No. 2”) to the Citi Credit Agreement. Citi ABL Amendment No. 2, among other things, (i) revised the applicable margin to 4.25% for LIBOR rate advances, (ii) provided that at all times beginning on the effective date of the Citi ABL Amendment No. 2 and ending on the date Citibank shall have received and approved the borrowing base certificate for the calendar month ending December 31, 2021, the borrowing base shall not exceed the lesser of (a) the borrowing base calculated as set forth in the borrowing base certificate for the calendar month ending December 31, 2021 and (b) $108,500,000, (iii) establishes an interest reserve account for certain payments due under the Term Loan Credit Agreement, (iv) provides that after giving effect to any borrowing and any disbursements to be made by the Company with the proceeds of such borrowing, within one business day of such borrowing, the Company and its U.S. subsidiaries may not have more than $5 million cash on hand, (v) provides for weekly variance testing to be delivered to Citibank, (vi) requires the Company to have used all of the proceeds borrowed under the Subordinated Term Loan Credit Agreement prior to borrowing under the Citi Credit Agreement, and (vii) increases the amount of subordinated debt available to be incurred by the Company to account for (a) the additional $27.5 million borrowed under the Subordinated Term Loan Credit Agreement, (b) any additional amount borrowed under the Subordinated Term Loan Credit Agreement not to exceed $75 million in the aggregate, and (c) the payment of interest in the form of payment-in-kind interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement).
Our obligations under the Citi ABL Facility were guaranteed by certain of our direct and indirect subsidiaries, as set forth in the Citi ABL Facility agreement. The Citi ABL Facility was secured on a first priority basis by, among other things, our accounts receivable, deposit accounts, securities accounts and inventory, including those of our direct and indirect subsidiary guarantors, and on a second priority basis by substantially all other assets of our direct and indirect subsidiary guarantors. Borrowing availability under the ABL Facility was based on a percentage of the value of accounts receivable and inventory, reduced for certain reserves.
Borrowings under the Citi ABL Facility bore interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. The applicable margin for LIBOR borrowings was 4.25% and for Base Rate borrowings was 3.25%. The all-in Base Rate floor was 1.75% and for LIBOR rate borrowings, the LIBOR rate, exclusive of spread, had a 0.75% LIBOR rate floor. Interest was payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Citi ABL Facility agreement. The fee for undrawn amounts ranged from 0.375% to 0.5%, depending on usage and was due quarterly.
The Citi ABL Facility contained customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restricted our ability to sell assets, make changes to the nature of our business, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our excess availability was less than the greater of (i) $15.0 million and (ii) 10.00% of the lesser of (1) the current borrowing base and (2) the commitments under the Citi ABL Facility then in effect, a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 was required to be maintained. Upon the occurrence of certain events of default, an additional 2.0% interest could have been required on the outstanding loans under the Citi ABL Facility.
On February 11, 2022, we entered into the ABL Credit Agreement. Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include the Revolving Credit Loans in an amount of up to $130.0 million, with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and incremental Delayed Draw Term Loans of up to $35.0 million to be provided by Corre. We had approximately $10.0 million of available borrowing capacity under the Delayed Draw Term Loans. The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Citi Credit Agreement, which was repaid and terminated in full on February 11, 2022.

At March 31, 2022, we had $32.9 million of cash and cash equivalents and $20.8 million of restricted cash held as collateral for letters of credit and commercial card programs. About $2.3 million of cash is located in countries where currency restrictions exist. We had approximately $8.8 million of available borrowing capacity under the ABL Credit Facility. Direct and incremental costs associated with the issuance of the ABL Credit Facility were approximately $8.1 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Facility.
On May 6, 2022, we entered into the ABL Credit Agreement Amendment No. 1 which, among other things, modifies the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the 5.00% Convertible Senior Notes due 2023 (the “Notes”) is 75 days prior to their maturity date instead of 120 days prior to their maturity date.
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
Atlantic Park Term Loan
On December 18, 2020, we also entered that certain Term Loan Credit Agreement with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Maturity Trigger Date, in which case the Term Loan will terminate on the Maturity Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Credit Facility, and we may increase the Term Loan by an amount not to exceed $100.0 million.

The Term Loan bears an interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The Base rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan Credit Agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for Base rate borrowings with a 2.00% Base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan Credit Agreement. The loans under the Term Loan were issued with an original issue discount of 3.00%, and are, in whole or in part, prepayable any time and from time to time, at a prepayment premium (including a make whole during the first two years) specified in the Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan at March 31, 2022 and December 31, 2021 was 12.22% and 20.90%, respectively.
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
On November 8, 2021, we entered into Amendment No.3 (the “Third Amendment”) to the Term Loan Credit Agreement. The Third Amendment, among other things, (i) waived certain covenants until September 30, 2022 and modified covenants thereafter to provide us with more flexibility and (ii) required us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock (the “APSC Warrants”), and to amend the warrants issued in December 2020 to APSC to purchase up to 3,582,949 shares of our common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”), to provide for, an exercise price of $1.50 per share. The Third Amendment also reduced the amount of principal outstanding on the Notes on the Maturity Trigger Date from $50.0 million to $10.0 million.
On December 2, 2021, and December 7, 2021, respectively, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Term Loan Credit Agreement and Amendment No. 5 (the “Fifth Amendment”) to the Term Loan Credit Agreement. The Fourth Amendment and the Fifth Amendment extended the date upon which the Company must issue the APSC Warrants to December 7, 2021, and December 8, 2021, respectively. The business purpose of these amendments was to further extend the Company’s liquidity runway while asset based lending field audit exams were completed in connection with the refinancing transactions completed on February 11, 2022.
On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permitted the entry into the ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permitted certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement. The Seventh Amendment, among other things and subject to the terms thereof, (i) modifies the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
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
On November 30, 2021, we entered into Amendment No. 1 (the “Corre Amendment 1”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 1 (i) extended the payment date for interest in the form of payment-in-kind interest (“PIK Interest”)with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement), (ii) extended the date upon which the Company must deliver a fully executed ABL Consent (as defined in the Subordinated Term Loan Credit Agreement) to, in each case, 11:59 P.M. on December 6, 2021, and (iii) extended the date upon which we must issue the Corre Warrants to 11:59 P.M. on December 7, 2021.
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
The business purpose of each of Corre Amendment 1, Corre Amendment 2 and Corre Amendment 3 was to further extend the liquidity runway of the Company and support ongoing negotiations of the financing transactions completed on February 11, 2022.
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
On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provided for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permitted the entry into the ABL Credit Facility, (iii) permitted certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
On May 6, 2022, we entered into Amendment No. 6 (the “Corre Amendment No. 6”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment No. 6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
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
In order to secure our casualty insurance programs, and certain other obligations we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Related to our domestic operations, we were contingently liable for outstanding stand-by letters of credit totaling $23.5 million at December 31, 2021, but due to the closing of the ABL Credit Facility on February 11, 2022 those letters of credit are now cash secured as of March 31, 2022, with cash funded at closing from draws on the ABL Credit Facility. As of March 31, 2022 we have no letters of credit outstanding under the ABL Credit Facility. Outstanding letters of credit reduce amounts available under our ABL Credit Facility and are considered as having been funded for purposes of calculating our financial covenants.

Internationally we have letters of credit outstanding in the amount of $0.3 million. Additionally, we have $1.2 million in Surety bonds outstanding and an additional $1.5 million in miscellaneous cash deposits securing leases or other required bank guarantees.
Warrants
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC the Existing Warrant.
In connection with execution of the Subordinated Term Loan Credit Agreement and Third Amendment, on November 9, 2021, we entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the Existing Warrant was amended and restated to provide for the purchase of up to 4,082,949 shares of our common stock (which includes 500,000 of the shares of common stock issuable pursuant to the APSC Warrant) and to reduce the exercise price to $1.50 per share.
In connection with execution of the Subordinated Term Loan Credit Agreement and the amendments to the Term Loan Credit Agreement, on December 8, 2021 we entered into the Second Amended and Restated Common Stock Purchase Warrant No. 1 (the “Second A&R Warrant”) with APSC Holdco, pursuant to which the A&R Warrant was amended and restated to provide for the purchase of up to 5,000,000 shares of our common stock (including 4,082,949 shares of our common stock issuable pursuant to the A&R Warrant) exercisable at the holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share, and (ii) entered into the Common Stock Purchase Warrants (together with the Second A&R Warrant, the “Warrants”) with each of Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP, and Corre Horizon Fund II, LP providing for the purchase of an aggregate of 5,000,000 shares of our common stock, exercisable at such holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share.
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
Pursuant to the Subscription Agreement, subject to certain exceptions, each of the Corre Holders has agreed not to sell its portion of the PIPE Shares until the earliest to occur of (i) the date that is 180 days from the date of the Subscription Agreement, and (ii) such date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property, without consent of the Company.
Pursuant to and subject to the terms and conditions of the Subscription Agreement, our Board of Directors is required to create a vacancy for one qualified nominee of the Corre Holders to the Board, who shall be designated by the Corre Holders and qualify as an independent director (a “Board Nominee”), and the Board is required to appoint such initial Board Nominee as a Class II director within seven business days of the date of the Subscription Agreement. For so long as the Corre Holders and their affiliates collectively beneficially own at least 10% of the outstanding shares of our common stock, pursuant to and subject to the terms and conditions of the Subscription Agreement, we will nominate the initial Board Nominee, or a successor Board Nominee chosen by the Corre Holders, for re-election as a Class II director at the first annual meeting of the Company’s stockholders to be held after the Equity Issuance and at the end of each subsequent term of such Board Nominee. If at any time, the Corre Holders and their affiliates beneficially own less than 10% of the outstanding shares of our common stock, then, if requested by the Company, the Board Nominee then on the Board will resign from his or her directorship, effective as of our next annual meeting of stockholders or such earlier date reasonably requested by the Company.
Convertible Debt
Description of the Notes
On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933 (the “Securities Act”)) pursuant to Rule 144A under the Securities Act (the “Offering”). In December 2020, we retired $136.9 million par value of our Notes, and as of March 31, 2022, the principal amount outstanding was $95.2 million.
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

•during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

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
As a result of the redemption and extinguishment of the Notes in discussed above, the Notes are convertible into 4,291,705 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.
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

As of March 31, 2022 and December 31, 2021, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Liability component:
Principal	$95,209	$93,130
Unamortized issuance costs	(1,435)	(916)
Unamortized discount	(2,289)	(4,552)
Net carrying amount of the liability component[1]	$91,485	$87,662

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$—	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
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

The following table sets forth interest expense information related to the Notes (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Coupon interest	$1,568	$1,164
Amortization of debt discount and issuance costs	627	766
Total interest expense	$2,195	$1,930

Effective interest rate	9.75%	9.12%
ASU 2020-06 Adoption
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC

470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis.
On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Accordingly, the cumulative effect of the changes made on our January 1, 2022 condensed consolidated balance sheet for the adoption of the ASU was as follows (in thousands):

	Balances at December 31, 2021	Adjustments from Adoption of ASU 2020-06	Balances at January 1, 2022
Liabilities
Long-term debt and finance lease obligations	$405,191	$1,827	$407,018
Equity
Additional paid-in capital	$444,824	$(5,651)	$439,173
Accumulated deficit	$(375,584)	$3,824	$(371,760)

The impact of adoption on our consolidated statements of operations for the three months ended March 31, 2022 was primarily to decrease net interest expense by $0.3 million. This had the effect of decreasing our basic and diluted net loss per share of common stock attributable to common stockholders for the three months ended March 31, 2022 by $0.01. The change in methodology by requiring the use of the if-converted method to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders did not have an impact on the diluted EPS as the shares of common stock issuable upon conversion were not included in denominator because of antidilutive effect.

12. LEASES
We adopted ASC 842, Leases, effective January 1, 2019 and elected the modified retrospective transition method. We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use (‘ROU’) assets”, “operating lease liabilities” and “current portion of operating lease obligations” on our consolidated balance sheets. Finance leases are included in “property, plant and equipment, net”, “current portion of long-term debt and finance lease obligations” and “long-term debt and finance lease obligations” on our consolidated balance sheets.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating lease costs	$6,687	$7,239
Variable lease costs	1,459	1,276
Finance lease costs:
Amortization of right-of-use assets	194	117
Interest on lease liabilities	88	78
Total lease cost	$8,428	$8,710

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,405	$5,356
Operating cash flows from finance leases	90	80
Financing cash flows from finance leases	162	78
Right-of-use assets obtained in exchange for lease obligations
Operating leases	840	8,172
Finance leases	23	22

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$56,403	$60,700
Current portion of operating lease obligations	15,306	16,176
Operating lease obligations (non-current)	45,742	49,221

Finance Leases:
Property, plant and equipment, net	$4,949	$5,123
Current portion of long-term debt and finance lease obligations	670	669
Long-term debt and finance lease obligations	4,840	4,980

Weighted average remaining lease term:
Operating leases	6.0 years	6.0 years
Finance leases	10.0 years	10.0 years
Weighted average discount rate:
Operating leases	6.9%	6.8%
Finance leases	6.4%	6.4%

As of March 31, 2022, we have no material additional operating and finance leases that have not yet commenced.

As of March 31, 2022, future minimum lease payments under non-cancellable leases (including short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
	(unaudited)	(unaudited)
2022 (Remainder of the year)	$19,540	$990
2023	15,433	901
2024	12,183	740
2025	8,691	569
2026	6,869	555
Thereafter	18,397	4,003
Total future minimum lease payments	81,113	7,758
Less: Interest	(20,065)	(2,248)
Present value of lease liabilities	$61,048	$5,510
Total rent expense resulting from operating leases, including short-term leases, for the quarter ended March 31, 2022 and December 31, 2021 were $20.1 million and $39.4 million, respectively.

13. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors (“the Board”) may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At March 31, 2022, there were approximately 1.1 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled a credit of $0.6 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company incurred a credit in the current period related to unvested share-based compensation associated with executive departures which exceeded the total costs expensed for the three month period ended March 31, 2022. Share-based compensation expense reflects an estimate of expected forfeitures. At March 31, 2022, $3.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.5 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $0.6 million and $1.5 million for the three months ended March 31, 2022 and 2021. The weighted-average grant date fair value related to stock units and director stock grants during the periods ended March 31, 2022 and 2021 was $1.64 and $0.00, respectively, as no stock units were granted during the prior year period.
Transactions involving our stock units and director stock grants for the three months ended March 31, 2022 are summarized below:

	Three Months Ended March 31, 2022
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	804	$7.27
Changes during the period:
Granted	219	$1.64
Vested and settled	—	$—
Forfeited and cancelled	(39)	$6.28
Stock and stock units, end of period	984	$6.05
Performance stock units. We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2019 (the “2019 Awards”), in 2020 (the “2020 Awards”) and in 2021 (the “2021 Awards”) are subject to a two-year performance period and a concurrent two-year service period. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2019 Awards vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level.

The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled a credit of $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
Transactions involving our performance awards during the three months ended March 31, 2022 are summarized below:

	Three Months Ended March 31, 2022
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	684	$6.30	219	$9.91
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	(653)	$6.04	(188)	$9.61
Performance stock units, end of period	31	$11.69	31	$11.69
_________________
1    Performance units with variable payouts are shown at target level of performance.
Stock Options. We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the periods ended March 31, 2022 or December 31, 2021. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
No stock options were granted during the periods ended March 31, 2022 or March 31, 2021, and no options were exercised, cancelled, or expired during the period ended March 31, 2022. Approximately 17 thousand options were exercisable at March 31, 2022 had a weighted-average remaining contractual life of 0.8 years, and exercise price of $37.27.

14. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Interest cost	$422	$322
Expected return on plan assets	(629)	(504)
Amortization of prior service cost	8	9
Net periodic pension credit	$(199)	$(173)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $3.9 million to the U.K. Plan for 2022, of which $1.0 million has been contributed through March 31, 2022.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,287)	$—	$(3,277)	$(169)	$(26,732)	$(23,045)	$2,988	$(8,021)	$400	$(27,678)
Other comprehensive loss	346	—	—	—	346	217	—	—	102	319
Balance, end of period	$(22,940)	$—	$(3,277)	$(169)	$(26,386)	$(22,828)	$2,988	$(8,021)	$502	$(27,359)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	346	—	346	217	102	319
Total	$346	$—	$346	$217	$102	$319

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
In November 2021, the parties agreed in principle to settle all claims in this litigation and all parties entered into a formal settlement agreement in March 2022. As part of the settlement agreement, the parties have agreed to remand the case to the Los Angeles Superior Court for approval of the settlement. All class action settlements of this nature are subject to approval of the court, which can take several months after the final settlement agreement is executed by the parties. The parties anticipate court approval of the settlement agreement in the third quarter of 2022.
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
On February 9, 2022, TEAM and the EPA agreed to settle all the claims related to this matter and the formal settlement agreement was finalized in April 2022 with our agreement to pay penalties totaling $0.2 million.
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
As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13 million and approximately $51 million, and we have accrued a liability as of March 31, 2022. which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
On January 25, 2022, the trial court signed a final judgment in favor of the plaintiff and against Team Industrial Services, Inc. Post-judgment motions challenging the judgment were filed on February 24, 2022 and were denied by the court on April 22, 2022. A notice of appeal was filed on April 25, 2022, and this case is currently pending in the Court of Appeals for the First District of Texas, in Houston.
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
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $44 million as of March 31, 2022, of which approximately $5 million is not covered by our various insurance policies.
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
Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
IHT	$95,595	$91,139
MS	93,441	87,396
Quest Integrity	29,540	16,083
Total	$218,576	$194,618

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating income (loss):
IHT	$134	$364
MS	513	115
Quest Integrity	6,204	(252)
Corporate and shared support services	(23,054)	(24,527)
Total	$(16,203)	$(24,300)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$4,771	$2,714
MS	813	1,152
Quest Integrity	1,009	406
Corporate and shared support services	38	125
Total	$6,631	$4,397
_____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,254	$3,470
MS	4,884	5,439
Quest Integrity	577	712
Corporate and shared support services	1,316	1,338
Total	$10,031	$10,959
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues and our total long-lived assets for the three months ended March 31, 2022 and 2021 is as follows (unaudited, in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Three months ended March 31, 2022
United States	$151,679	$264,946
Canada	20,319	10,238
Europe	24,123	21,261
Other foreign countries	22,455	11,325
Total	$218,576	$307,770
Three months ended March 31, 2021
United States	$141,832	$289,790
Canada	16,494	9,804
Europe	25,711	26,253
Other foreign countries	10,581	9,134
Total	$194,618	$334,981
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

18. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the periods ended March 31, 2022 and 2021 are summarized by segment as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating Group Reorganization and other continuing restructuring measures
Severance and related costs
IHT	$16	$283
MS	—	139
Quest Integrity		233
Corporate and shared support services	—	1,222
Total	$16	$1,877

Operating Group Reorganization. In January 2021, we announced a new strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the three months ended March 31, 2022, we incurred severance charges of $0.02 million, which represents costs incurred in 2022 as a result of the Operating Group Reorganization. For the twelve months ended December 31, 2021, we incurred severance charges of $2.9 million, which brings the cumulative costs incurred to date as a result of the Operating Group Reorganization of $2.9 million.
A rollforward of our accrued severance liability associated with this reorganization is presented below (in thousands):

Three Months Ended March 31, 2022
(unaudited)
Balance, beginning of period	$712
Charges	16
Payments	(371)
Balance, end of period	$357

19. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provides certain consulting services to the Company in connection with our Interim CFO position and other corporate support costs. The Company paid $8.0 million in fees to Alvarez & Marsal for the year ended December 31, 2021, and $3.8 million for the quarter ended March 31, 2022.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and Atlantic Park to provide funding as described in Note 11.

20. SUBSEQUENT EVENTS
Refer to Note 1 for information on the Recent Financing Transactions and Note 11 for information on the amendments to the various credit facilities we entered on May 6, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“our Annual Report on Form 10-K”).
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
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that Team we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
In January 2021, we announced a strategic reorganization (the “Operating Group Reorganization”). The new streamlined structure supports our global operations with greater focus on further improving operational and financial performance through three new operating groups: Inspection and Heat Treating Group (the “IHT Group”), Mechanical & Onstream Services group (the “MOS Group”) and Asset Integrity & Digital (the “AID Group”). The IHT Group, which included in the IHT segment, is dedicated to growing its stable nested footprint as regulatory compliance requirements increase, expanding turnaround activity, and diversifying its end markets globally, such as through increased investment in the Aerospace business line. The MOS Group, which is included the MS segment, continues to target turnarounds and capital projects, and improve performance, efficiency, and longevity of aging critical assets. The MOS Group is primed to grow with the industry recovery led by the high demand of maintenance and call-out work. The AID Group, which is included in our Quest Integrity segment, will focus on expanding mechanical and pipeline integrity, risk-based inspection, remote visual inspection, and digital platform. The AID Group will also optimize our research and development activities, including product and technology development. These changes had no effect on our reportable segments.

Significant Factors Impacting Results and Recent Developments
Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above and Part 1, Item 1A of our Annual Report on Form 10-K. “Risk Factors” included in our Annual Report on Form 10-K include items which have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. See Note 1 to our unaudited condensed consolidated financial statements and the notes thereto included in this report for a description of our Recent Financing Transactions. Additional information with respect to certain factors are described below.

COVID-19 Pandemic and Market Conditions Update. The impact of COVID-19 and variants of the COVID-19 virus had less effect on our workforce and operations during the first quarter of 2022, as well as the operations of our clients, suppliers and contractors. The proliferation and acceptance of COVID-19 vaccines, and the level of social and economic restrictions lifted in the United States and abroad has improved market conditions. The ultimate duration and economic impact of the COVID-19 pandemic remains unclear.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of March 31, 2022, we have deferred employer payroll taxes of $7.1 million. As of December 31, 2021 we had $14.1 million outstanding and we paid $7.0 million of the deferred payroll taxes in January 2022, the remaining balance of $7.1 million is due at the end of 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. We recognized $0.6 million and $0.1 million as a reduction to operating expenses and selling, general and administrative expenses, respectively during the three months ended March 31, 2022 and $2.0 million and $0.4 million as a reduction for operating expenses and selling, general and administrative expenses, respectively, during the three months ended March 31, 2021.
Recent Financing Transactions. On February 11, 2022, we entered into a new credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Citi Credit Agreement, which was repaid and terminated in full on February 11, 2022.
On May 6, 2022, we entered into Amendment No. 1 (the “ABL Credit Agreement Amendment No. 1”) to the ABL Credit Agreement. The ABL Credit Agreement Amendment No. 1, among other things, modifies the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of 5.00% Convertible Senior Notes due 2023 (the “Notes”) is 75 days prior to their maturity date, instead of 120 days prior to their maturity date.
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
On December 18, 2020, we also entered into a credit agreement with Atlantic Park Strategic Capital Fund, L.P., as agent, and APSC Holdco II, L.P. (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026, provided that certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Maturity Trigger Date, in which case the Term Loan will terminate on the Maturity Trigger Date.
On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permitted the entry into the ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement. The Seventh Amendment, among other things and subject to the terms thereof, (i) modifies the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
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
On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provided for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permitted the entry into the ABL Credit Facility, (iii) permitted certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
On May 6, 2022, we entered into Amendment No. 6 (the “Corre Amendment No. 6”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment No. 6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
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
Our ABL Credit Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at December 31, 2021, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.1 million on an annual basis.
Our ABL Credit Facility and Term Loan restrict our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by us. These restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
Team Regains Compliance with NYSE Continue Listings Standards. On February 2, 2022, we were notified by the NYSE that the average closing price of our common stock, over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. On April 1, 2022, we were notified by the NYSE that we have regained compliance with the NYSE continued listing standard. Accordingly, the ".bc" indicator following the Company's symbol "TISI" was subsequently removed by the NYSE.

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2022 compared to March 31, 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the components of revenue and operating loss from our operations for the period ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$95,595	$91,139	$4,456	4.9%
MS	93,441	87,396	6,045	6.9%
Quest Integrity	29,540	16,083	13,457	83.7%
Total revenues	$218,576	$194,618	$23,958	12.3%
Operating income (loss):
IHT	$134	$364	$(230)	NM
MS	513	115	398	NM
Quest Integrity	6,204	(252)	6,456	NM
Corporate and shared support services	(23,054)	(24,527)	1,473	6.0%
Total operating loss	$(16,203)	$(24,300)	$8,097	33.3%

Interest expense, net	(18,605)	(9,396)	(9,209)	98.0%
Other income (expense), net	2,702	(950)	3,652	NM
Loss before income taxes	$(32,106)	$(34,646)	$2,540	7.3%
(Provision) benefit for income taxes	(356)	355	(711)	NM
Net loss	$(32,462)	$(34,291)	$1,829	5.3%
NM = Not meaningful

Revenues. Total revenues increased $24.0 million or 12.3% from the prior year quarter. IHT revenues increased by $4.5 million, MS revenue increased by $6.0 million and Quest Integrity revenue increased by $13.5 million. IHT segment’s first quarter revenue grew 4.9% more than the prior year quarter, primarily driven by higher domestic activity levels in the Western U.S. and increases in Canadian turnarounds. Our capital project activity increased in March 2022 as our clients began to return to a more stable operating environment. The MS segment delivered first quarter revenue growth of 6.9% over the prior year quarter, primarily from increases in Canadian call-outs as well as higher activity levels in Latin America. The increased revenue for Quest Integrity was due to approximately $6 million of projects deferred by customers in 2021 that were executed in the period ending March 31, 2022, including subsea projects in Africa and increased activity for multiple areas in the U.S.
Operating income (loss). Overall operating loss was $16.2 million in the current year quarter compared to operating loss of $24.3 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to Quest Integrity, which experienced an increase in operating income of $6.5 million due to return in demand by clients across all regions and end markets as well as the widespread relaxation of pandemic-related international travel requirements. IHT experienced a decrease of $0.2 million in operating income due to inflationary costs pressures associated with the increased economic activity and the absence of temporary cost containment actions. MS continued to focus on enhancing margins and capturing market share in its product and service lines. Corporate operating loss improved due to the credit in non cash compensation, partially off set by the increase in professional fees. Additionally, we continue to realize cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the three months ended March 31, 2022, operating loss includes net expenses totaling $7.2 million that we do not believe are indicative of our core operating activities, the prior year quarter included $5.7 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating income (loss) that are not indicative of our core operating activities (unaudited):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended March 31, 2022
Professional fees and other[1]	$—	$—	$—	$5,344	$5,344
Legal costs[2]	—	—	—	528	528
Severance charges, net[3]	16	—	—	1,334	1,350
Total	$16	$—	$—	$7,206	$7,222
Three Months Ended March 31, 2021
Professional fees and other[1]	$—	$—	$—	$1,146	$1,146
Legal costs[2]	—	—	—	2,475	2,475
Severance charges, net[3]	475	139	209	1,224	2,047
Total	$475	$139	$209	$4,845	$5,668
_________________
1    For the three months ended March 31, 2022, includes $4.7 million related to costs associated with the debt financing and $0.6 million of corporate support costs. For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
2    For the three months ended March 31, 2022, primarily relates to accrued legal matters and legal fees associated with the debt financing. For March 31, 2021, primarily relates to accrued legal matters and other legal fees.
3    For the three months ended March 31, 2022, $1.3 million primarily related to customary severance costs associated with executive departures. For the three months ended March 31, 2021, includes $1.9 million related to the Operating Group Reorganization and $0.2 million associated with other severances.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%

Operating income (loss), excluding non-core expenses:
IHT	$150	$839	$(689)	NM
MS	513	254	259	NM
Quest Integrity	6,204	(43)	6,247	NM
Corporate and shared support services	(15,848)	(19,682)	3,834	19.5%
Total operating loss, excluding non-core expenses	$(8,981)	$(18,632)	$9,651	51.8%
NM - Not Meaningful
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $9.7 million, consisting of lower operating income at IHT of $0.7 million, higher operating income at MS and Quest Integrity of $0.3 million and $6.2 million respectively and a decrease in corporate and shared support services expenses of $3.8 million. The lower operating income in IHT is due to project delays, and increases in inflationary cost pressures associated with the ramp up in economic activity.
Interest expense, net. Interest expense increased $9.2 million, or 98.0% compared to the prior year quarter, primarily due to the increased outstanding debt amounts, from the new debt instruments executed in the period ended March 31, 2022. Additionally, due to the debt extinguishment of the Citi ABL Facility on February 11, 2022, during the three months ended March 31, 2022, the Company recognized in interest expense $2.7 million of financing costs previously capitalized.
Other income (expense), net. Other income, net increased $3.7 million from the prior year quarter expense of $1.0 million to a gain of $2.7 million primarily on the sale of equipment and inventory, which was completed on March 7, 2022 with Superior Plant Rentals (“SPR”) for $3.0 million in cash.
Taxes. The provision for income tax was $0.4 million on the pre-tax loss from continuing operations of $32.1 million in the current year quarter, compared to a $0.4 million income tax benefit on a pre-tax loss of $34.6 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 1.1% for the three months ended March 31, 2022, compared to a benefit of 1.0% for the three months ended March 31, 2021. The effective tax rate change from the prior year quarter compared to the current year quarter is due to tax losses being offset by valuation allowances.

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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)
	Three Months Ended March 31,
	2022	2021

Adjusted Net Income (Loss):
Net loss	$(32,462)	$(34,291)
Professional fees and other[1]	5,344	1,146
Legal costs[2]	528	2,475
Severance charges, net[3]	1,350	2,047
Tax impact of adjustments and other net tax items[4]	(4)	(1,190)
Adjusted net loss	$(25,244)	$(29,813)

Adjusted net loss per common share:
Basic and diluted	$(0.67)	$(0.97)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(32,462)	$(34,291)
Provision (benefit) for income taxes	356	(355)
Gain on equipment sale	(2,314)	$—
Interest expense, net	18,605	9,396
Foreign currency (gain) loss[5]	(185)	1,123
Pension credit[6]	(203)	(173)
Professional fees and other[1]	5,344	1,146
Legal costs[2]	528	2,475
Severance charges, net[3]	1,350	2,047
Consolidated Adjusted EBIT	(8,981)	(18,632)
Depreciation and amortization
Amount included in operating expenses	4,579	5,514
Amount included in SG&A expenses	5,451	5,445
Total depreciation and amortization	10,030	10,959
Non-cash share-based compensation costs	(624)	2,330
Consolidated Adjusted EBITDA	$425	$(5,343)

Free Cash Flow:
Cash used in operating activities	$(50,006)	$(17,183)
Capital expenditures	(7,068)	(3,413)
Free Cash Flow	$(57,074)	$(20,596)
____________________________________
1    For the three months ended March 31, 2022, includes $4.7 million related to costs associated with the debt financing and $0.6 million of corporate support costs. For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
2    For the three months ended March 31, 2022, primarily relates to accrued legal matters and legal fees associated with the debt financing. For March 31, 2021, primarily relates to accrued legal matters and other legal fees.
3    For the three months ended March 31, 2022, $1.3 million primarily related to customary severance costs associated with executive departures. For the three months ended March 31, 2021, includes $1.9 million related to the Operating Group Reorganization and $0.2 million associated with other severances.
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
5    Represents foreign currency (gain) in current period primarily due to strengthening USD against EUR, GBP, and AUD.
6    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$134	$364
Severance charges, net[1]	16	475
Adjusted EBIT	150	839
Depreciation and amortization	3,254	3,470
Adjusted EBITDA	$3,404	$4,309

MS
Operating income	$513	$115
Severance charges, net[1]	—	139
Adjusted EBIT	513	254
Depreciation and amortization	4,884	5,439
Adjusted EBITDA	$5,397	$5,693

Quest Integrity
Operating income (loss)	$6,204	$(252)
Severance charges, net[1]	—	209
Adjusted EBIT	6,204	(43)
Depreciation and amortization	577	712
Adjusted EBITDA	$6,781	$669

Corporate and shared support services
Net loss	$(41,628)	$(34,518)
Provision (benefit) for income taxes	356	(355)
Interest expense, net	18,605	9,396
Foreign currency (gain) losses[2]	(185)	1,123
Pension credit[3]	(203)	(173)
Professional fees and other[4]	5,344	1,146
Legal costs[5]	528	2,475
Severance charges, net[1]	1,334	1,224
Adjusted EBIT	(15,849)	(19,682)
Depreciation and amortization	1,316	1,338
Non-cash share-based compensation costs	(624)	2,330
Adjusted EBITDA	$(15,157)	$(16,014)
___________________
1    For the three months ended March 31, 2022, $1.3 million primarily related to customary severance costs associated with executive departures. For the three months ended March 31, 2021, includes $1.9 million related to the Operating Group Reorganization and $0.2 million associated with other severances.
2    Represents foreign currency (gain) in current period primarily due to strengthening USD against EUR, GBP, and AUD.
3    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
4    For the three months ended March 31, 2022, includes $4.7 million related to costs associated with the debt financing and $0.6 million of corporate support costs. For the three months ended March 31, 2021, includes $0.8 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
5    For the three months ended March 31, 2022, primarily relates to accrued legal matters and legal fees associated with the debt financing. For March 31, 2021, primarily relates to accrued legal matters and other legal fees.

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
Our ability to maintain compliance with the financial covenants contained in the ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the COVID-19 pandemic and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.

ABL Facility

On December 18, 2020, we entered into an asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Citi Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which provided for available borrowings up to $150.0 million (the “Citi ABL Facility”). The Citi ABL Facility was expected to mature and all outstanding amounts were to become due and payable on December 18, 2024. The Citi ABL Facility included a $50.0 million sublimit for letters of credit issuance and $35.0 million sublimit for swingline borrowings. Additionally, subject to certain conditions, including obtaining additional commitments, the Citi ABL Facility could have been increased by an amount not to exceed $50.0 million.

On December 8, 2021, the Company entered into Amendment No. 2 (the “Citi ABL Amendment No. 2”) to the Citi Credit Agreement. Citi ABL Amendment No. 2, among other things, (i) revised the applicable margin to 4.25% for LIBOR rate advances, (ii) provided that at all times beginning on the effective date of the Citi ABL Amendment No. 2 and ending on the date Citibank shall have received and approved the borrowing base certificate for the calendar month ending December 31, 2021, the borrowing base shall not exceed the lesser of (a) the borrowing base calculated as set forth in the borrowing base certificate for the calendar month ending December 31, 2021 and (b) $108,500,000, (iii) established an interest reserve account for certain payments due under the Term Loan Credit Agreement, (iv) provided that after giving effect to any borrowing and any disbursements to be made by the Company with the proceeds of such borrowing, within one business day of such borrowing, the Company and its U.S. subsidiaries may not have more than $5 million cash on hand, (v) provided for weekly variance testing to be delivered to Citibank, (vi) required the Company to have used all of the proceeds borrowed under the Subordinated Term Loan Credit Agreement prior to borrowing under the Citi Credit Agreement, and (vii) increased the amount of subordinated debt available to be incurred by the Company to account for (a) the additional $27.5 million borrowed under the Subordinated Term Loan Credit Agreement, (b) any additional amount borrowed under the Subordinated Term Loan Credit Agreement not to exceed $75 million in the aggregate, and (c) the payment of interest in the form of payment-in-kind interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement).

Our obligations under the Citi ABL Facility were guaranteed by certain of our direct and indirect subsidiaries, as set forth in the Citi ABL Facility agreement. The Citi ABL Facility was secured on a first priority basis by, among other things, our accounts receivable, deposit accounts, securities accounts and inventory, including those of our direct and indirect subsidiary guarantors, and on a second priority basis by substantially all other assets of our direct and indirect subsidiary guarantors. Borrowing availability under the Citi ABL Facility were based on a percentage of the value of accounts receivable and inventory, reduced for certain reserves.

Borrowings under the Citi ABL Facility bore interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) Citibank’s prime rate, and (iii) the one-month LIBOR rate plus 1.00%. The applicable margin for LIBOR borrowings was 4.25% and for Base Rate borrowings was 3.25%. The all-in Base Rate floor was 1.75% and for LIBOR rate borrowings, the LIBOR rate, exclusive of spread, had a 0.75% LIBOR rate floor. Interest was payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Citi ABL Facility agreement. The fee for undrawn amounts ranged from 0.375% to 0.5%, depending on usage and was due quarterly.

On February 11, 2022, we entered into a new credit agreement (such agreement, the ABL Credit Agreement) with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (the “ABL Credit Facility”). The ABL Credit Facility matures and all outstanding amounts become due and payable on February 11, 2025. The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under the Citi Credit Agreement, which was repaid and terminated in full on February 11, 2022.

At March 31, 2022, we had $32.9 million of cash on hand, of which, about $2.3 million of cash is located in countries where currency restrictions exist. We had approximately $8.8 million of available borrowing capacity under the ABL Credit Facility. Direct and incremental costs associated with the issuance of the ABL Credit Facility were approximately $8.1 million and were capitalized as debt issuance costs. These costs are being amortized on a straight-line basis over the term of the ABL Credit Facility.

On May 6, 2022, we entered into Amendment No. 1 (the “ABL Credit Agreement Amendment No. 1”) to the ABL Credit Agreement. The ABL Credit Agreement Amendment No. 1, among other things, modifies the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the 5.00% Convertible Senior Notes due 2023 (the “Notes”) is 75 days prior to their maturity date, instead of 120 days prior to their maturity date.

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

Atlantic Park Term Loan

On December 18, 2020, we also entered into that certain Term Loan Credit Agreement (“Term Loan Credit Agreement”) with the financial institutions from time to time party thereto, and APSC, as agent, pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3.00% original issuance discount (“OID”), such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Maturity Trigger Date, in which case the Term Loan will terminate on the Maturity Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Credit Facility, and we may increase the Term Loan by an amount not to exceed $100 million.

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
On October 29, 2021, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan Credit Agreement. The Second Amendment, among other things, (i) further deferred an October 29, 2021 interest payment until November 15, 2021; (ii) contained certain milestones; (iii) provided the Lenders with a 10-day right of first refusal regarding any refinancing of the Company’s obligations under the Citi ABL Facility; (iv) obligated the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the Agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provided that the Company will not permit a covenant trigger event under the Citi ABL Facility to occur.
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
The Third Amendment also reduced the amount of principal outstanding on the Notes on the Maturity Trigger Date from $50.0 million to $10.0 million.
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

On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permitted the entry into the ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permitted certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement. The Seventh Amendment, among other things and subject to the terms thereof, (i) modifies the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.

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

The business purpose of each of Corre Amendment 1, Corre Amendment 2, and Corre Amendment 3 was to further extend the liquidity runway of the Company and support ongoing negotiations of the financing transactions completed on February 11, 2022.

On December 8, 2021, we entered into Amendment No. 4 (the “Corre Amendment 4”) to the Subordinated Term Loan Credit Agreement. The Corre Amendment 4 appointed Cantor Fitzgerald Securities as successor Agent.

In connection with the transactions contemplated by the ABL Credit Agreement on February 11, 2022, Corre agreed to provide the Company incremental financing (the “Incremental Financing”), totaling $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement ) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of the our common stock, to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”).

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

On February 11, 2022, we entered into Amendment No. 5 (the “Corre Amendment 5”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 5, among other things, (i) provides for the February 2022 Delayed Draw Term Loan in the form of an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permits the entry into the ABL Credit Agreement, (iii) permits certain asset sales and requires certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amends the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

On May 6, 2022, we entered into Amendment No. 6 (the “Corre Amendment No. 6”) to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment No.6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.

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

In order to secure our casualty insurance programs, we are required to post letters of credit generally issued by a bank as collateral. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we failed to meet our obligations under the letter of credit. If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. We were contingently liable for outstanding stand-by letters of credit totaling $23.5 million at December 31, 2021 and $19.5 million at December 31, 2020. Outstanding letters of credit reduced amounts available under our ABL Credit Facility and are considered as having been funded for purposes of calculating our financial covenants.

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

Convertible Senior Notes. On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. As discussed above, in December 2020, we retired $136.9 million par value of the Notes, and as of March 31, 2022, the principal amount outstanding was $95.2 million.

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

Cash and cash equivalents. Our cash and cash equivalents at March 31, 2022 totaled $53.7 million, of which $20.8 million was pledged as cash collateral for letters of credit and other obligations. Additionally, $17.0 million of the $53.7 million of cash and cash equivalents was in foreign accounts, primarily in the Europe, Canada and Australia including $2.3 million of cash located in countries where currency restrictions exist.

Cash flows attributable to our operating activities. For the three months ended March 31, 2022, net cash used in operating activities was $50.0 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $32.5 million. Overall, the decline in cash generated from operations, in addition to the net loss for the period, were driven by adjustments to depreciation and amortization of $10.0 million, changes in working capital of $33.7 million, non-cash compensation cost $0.6 million, amortization of debt issuance costs and debt discount of $8.4 million, gain on disposal of assets of $2.3 million and deferred income taxes of $0.8 million primarily due to net tax refunds, resulted in negative operating cash flow.
For the three months ended March 31, 2021, net cash provided by operating activities was $17.2 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $34.3 million for the period. Overall, the decline in cash generated from operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations which generated reduced revenue and receipts during the period. Partially offsetting the net loss for the period were adjustments of $13.0 million for depreciation and amortization, $2.3 million in non-cash compensation cost and $2.5 million in positive cash flows derived from changes in operating assets and liabilities.
Cash flows attributable to our investing activities. For the three months ended March 31, 2022, net cash used in investing activities was $4.0 million, consisting primarily $7.1 million of capital expenditures which were partially offset by $3.0 million of asset sales.
For the three months ended March 31, 2021, net cash used in investing activities was $3.4 million, primarily for capital expenditures.
Cash flows attributable to our financing activities. For the three months ended March 31, 2022, net cash provided by financing activities was $42.0 million consisting primarily of net borrowings under our ABL Credit Facility of $42.7 million partially offset by $10.3 million in payments of debt issuance costs, and issuance of common stock amounting to $9.8 million under the PIPE Shares.
On February 11, 2022 we completed a capital structure refinancing, including a new $165.0 million credit facility, consisting of $130.0 million revolving facility and $35.0 million delayed draw term loan, plus $10.0 million of incremental unsecured funding, and an additional $10.0 million equity investment.
For the three months ended March 31, 2021, net cash provided by financing activities was $16.8 million consisting primarily of net borrowings under our ABL Credit Facility $19.0 million partially offset by $2.0 million in payments of debt issuance costs.

Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2022 and 2021, the effect of foreign exchange rate changes on cash was a negligible impact and a negative impact of $1.5 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates with the Canadian Dollar, the Euro, the British Pound the Australian Dollar and Mexican Peso.

Critical Accounting Policies
A discussion of our critical accounting policies is included in the 2021 Form 10-K. Except for the item referenced below, there were no material changes to our critical accounting policies during the three months ended March 31, 2022.
ASU 2020-06 Adoption. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 11. Long-Term Debt for additional details.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three months ended March 31, 2022 were $0.2 million.
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. We historically utilized monthly foreign currency swap contracts to reduce exposures to changes in foreign currency exchange rates related to our largest exposures including, but not limited to the Brazilian Real, British Pound, Canadian Dollar, Euro, Malaysian Ringgit, Mexican Peso and Singapore Dollar. There were no foreign currency swap contracts outstanding during the three months ended March 31, 2022, and the impact from swap contracts was not material for the three months ended March 31, 2021.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive loss were $0.3 million for the three months ended March 31, 2022.
We had foreign currency-based revenues and operating income of approximately $65.6 million and $1.3 million, respectively, for the three months ended March 31, 2022. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating loss of $6.5 million and $0.1 million, respectively.
The ABL Credit Facility, Term Loan, and Delayed Draw Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at March 31, 2022, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.6 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of March 31, 2022, the outstanding principal balance of the Notes was $95.2 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $91.5 million as of March 31, 2022, while the estimated fair value of the Notes was $86.1 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 11 to the condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer have concluded as of March 31, 2022, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
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
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended March 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
On May 6, 2022, we entered into the ABL Credit Agreement Amendment No. 1. The ABL Credit Agreement
Amendment No. 1, among other things, modifies the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement)
such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the Notes is 75 days prior to their maturity date, instead of 120 days prior to their maturity date.

On May 6, 2022, we entered into the Seventh Amendment to the Term Loan Credit Agreement. The Seventh Amendment, among other things and subject to the terms thereof, (i) modifies the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00

On May 6, 2022, we entered into the Corre Amendment No. 6. The Corre Amendment No. 6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.

The foregoing summaries of the ABL Credit Agreement Amendment No. 1, the Seventh Amendment and the Corre
Amendment No. 6 do not purport to be complete and are subject to, and qualified in their entirety, by the full text of the ABL
Credit Agreement Amendment No. 1, the Seventh Amendment and the Corre Amendment No. 6, which are filed as Exhibit
10.1, Exhibit 10.2 and Exhibit 10.3, respectively, and are incorporated herein by reference.

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

10.1a
Amendment No. 2 to Credit Agreement, dated December 18, 2020, among Team, Inc., as Borrower, the financial institutions party thereto from time to time and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.1 to Team, Inc.'s Current Report on Form 8-K on November 5, 2021, incorporated by reference herein).

4.1
Form of Amended and Restated Common Stock Purchase Warrant No. 1 dated November 10, 2021, between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on From 8-K filed on November 12, 2021, incorporated by reference herein).

4.2	Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (as amended, February 9, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: May 10, 2022	/S/ Keith D. Tucker
Keith D. Tucker Interim Chief Executive Officer (Principal Executive Officer)

/S/ Matthew E. Kvarda
Matthew E. Kvarda Interim Chief Financial Officer (Principal Financial Officer)

/S/ MATTHEW E. ACOSTA
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)