Form 10-Q
period 2022-06-30
TEAM INC
filed 2022-08-15
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 43,223,879 shares of common stock, par value $0.30, outstanding as of August 10, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$67,446	$65,315
Accounts receivable, net of allowance of $6,747 and $8,912, respectively	215,408	188,772
Inventory	36,179	35,754
Income tax receivable	4,351	3,349
Prepaid expenses and other current assets	70,424	59,868
Total current assets	393,808	353,058
Property, plant and equipment, net	157,039	161,359
Operating lease right-of-use assets	52,925	60,700
Intangible assets, net	83,216	89,898
Goodwill	24,547	25,243
Defined benefit pension asset	4,798	2,902
Deferred income taxes	54	792
Other assets, net	7,409	10,533
Total assets	$723,796	$704,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,407	$46,181
Current portion of long-term debt and finance lease obligations	487,204	669
Current portion of operating lease obligations	14,389	16,176
Other accrued liabilities	128,757	121,099
Total current liabilities	668,757	184,125
Long-term debt and finance lease obligations	4,656	405,191
Operating lease obligations	43,090	49,221
Deferred income taxes	3,265	4,185
Other long-term liabilities	3,479	9,896
Total liabilities	723,247	652,618
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 43,223,879 and 31,214,714 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,962	9,359
Additional paid-in capital	445,210	444,824
Accumulated deficit	(425,774)	(375,584)
Accumulated other comprehensive loss	(31,849)	(26,732)
Total equity	549	51,867
Total liabilities and equity	$723,796	$704,485

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$251,265	$238,873	$469,841	$433,491
Operating expenses	181,312	176,109	344,790	327,026
Gross margin	69,953	62,764	125,051	106,465
Selling, general and administrative expenses	72,733	68,478	144,018	134,602
Restructuring and other related charges, net	—	280	16	2,157
Operating loss	(2,780)	(5,994)	(18,983)	(30,294)
Interest expense, net	(18,480)	(9,598)	(37,085)	(18,994)
Other income (expense)	1,476	(1,044)	4,178	(1,994)
Loss before income taxes	(19,784)	(16,636)	(51,890)	(51,282)
Provision for income taxes	(1,768)	(857)	(2,124)	(502)
Net loss	$(21,552)	$(17,493)	$(54,014)	$(51,784)

Loss per common share:
Basic and diluted	$(0.50)	$(0.57)	$(1.34)	$(1.68)

Weighted-average number of shares outstanding:
Basic and diluted	43,179	30,940	40,454	30,909

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(21,552)	$(17,493)	$(54,014)	$(51,784)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(5,463)	657	(5,117)	874
Other comprehensive income (loss), before tax	(5,463)	657	(5,117)	874
Tax provision attributable to other comprehensive income (loss)	—	(257)	—	(155)
Other comprehensive income (loss), net of tax	(5,463)	400	(5,117)	719
Total comprehensive loss	$(27,015)	$(17,093)	$(59,131)	$(51,065)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2021	31,215	$9,359	$444,824	$(375,584)	$(26,732)	$51,867
Adjustments for prior periods from adopting ASU 2020-06			(5,651)	3,824	—	(1,827)
Issuance of common stock	11,905	3,572	6,196	—	—	9,768
Net loss	—	—	—	(32,462)	—	(32,462)
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	2	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	43,122	12,931	444,747	(404,222)	(26,386)	27,070
Net loss	—	—	—	(21,552)	—	(21,552)
Issuance of Common Stock	102	31	(102)			(71)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,463)	(5,463)
Non-cash compensation	—	—	565	—	—	565
Balance at June 30, 2022	43,224	$12,962	$445,210	$(425,774)	$(31,849)	$549

Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860
Net loss	—	—	—	(17,493)	—	(17,493)
Foreign currency translation adjustment, net of tax	—	—	—	—	400	400
Non-cash compensation	—	—	2,138	—	—	2,138
Net settlement of vested stock awards	86	26	(26)	—	—	—
Balance at June 30, 2021	30,979	$9,289	$426,924	$(241,349)	$(26,959)	$167,905

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows (used in) provided by operating activities:
Net loss	$(54,014)	$(51,784)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,609	21,306
Write-off of deferred financing costs	2,748	—
Amortization of deferred financing costs, debt issuance costs, and debt warrant discounts	12,077	4,154
Paid-in-kind interest	9,962	—
Allowance for credit losses	30	965
Foreign currency losses	569	2,341
Deferred income taxes	(357)	(2,318)
(Gain) loss on asset disposals	(3,532)	309
Non-cash compensation (credits) costs	(59)	4,468
Other, net	(2,382)	(2,451)
Changes in operating assets and liabilities:
Accounts receivable	(29,595)	(24,811)
Inventory	(1,620)	(743)
Prepaid expenses and other current assets	(3,305)	5,612
Accounts payable	(5,889)	3,379
Other accrued liabilities	3,367	4,484
Income taxes	(1,000)	290
Net cash used in operating activities	(53,391)	(34,799)
Cash flows (used in) provided by investing activities:
Capital expenditures	(14,001)	(9,220)
Proceeds from disposal of assets	5,119	49
Net cash used in investing activities	(8,882)	(9,171)
Cash flows (used in) provided by financing activities:
Borrowings under ABL Credit Facility (Eclipse)	104,641	—
Payments under ABL Credit Facility (Eclipse)	(1,588)	—
Borrowings under Corre Delayed Draw Term Loans (ABL Credit Facility (Corre))	25,000	—
Borrowings under ABL Facility (Citibank), net	—	49,300
Borrowings under ABL Facility (Citibank), gross	10,300	95,200
Payments under ABL Facility (Citibank), gross	(72,300)	(104,200)
Payments for debt issuance costs	(10,640)	(2,326)
Issuance of common stock	9,696	—
Taxes paid related to net share settlement of share-based awards	—	(102)
Other	(323)	(206)
Net cash provided by financing activities	64,786	37,666
Effect of exchange rate changes on cash and cash equivalents	(382)	73
Net increase (decrease) in cash and cash equivalents	2,131	(6,231)
Cash and cash equivalents at beginning of period	65,315	24,586
Cash and cash equivalents at end of period	$67,446	$18,355

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
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of scaling with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
Ongoing Effects of COVID-19.  The COVID-19 pandemic has impacted our workforce and operations, as well as the operations of our clients, suppliers and contractors. We continue to be affected by the direct and indirect impact of the pandemic and global economic conditions on operating expenses, staffing and supply chain management.
Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2021 we had $14.1 million of deferred employer payroll taxes outstanding and we paid $7.0 million of the deferred payroll taxes in January 2022, the remaining balance at June 30, 2022 of $7.1 million is due at the end of 2022. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. We recognized no reduction to either our operating expenses or our selling, general and administrative expenses during the three months ended June 30, 2022, compared to $1.8 million and $0.3 million, respectively, during three months ended June 30, 2021. We recognized a reduction of $0.6 million and $0.1 million to our operating expenses and our selling, general and administrative expenses, respectively, during the six months ended June 30, 2022, and $3.8 million and $0.7 million, respectively during the six months ended June 30, 2021.
Inflation. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company continues to monitor these situations and take appropriate actions. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases. We are carefully monitoring impacts from inflation, supply chain challenges and slowing economic conditions. For further information regarding the risks we face relating to inflation, see "Risk Factors - We may experience inflationary pressures in our operating costs and cost overruns on our projects" in our Annual Report on Form 10-K for the year ended December 31, 2021. For further information regarding the risks we face relating to inflation, see "Risk Factors - We may experience inflationary pressures in our operating costs and cost overruns on our projects" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Ukraine Conflict. The Company does not have employees or operations in Russia or Ukraine. Sanctions and other trade controls imposed by the United States and other governments in response to Russia’s military operations in Ukraine could impact our supply chain in future periods. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s sales, cost of procuring raw materials, or distribution costs in future periods.
Basis for presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.
Consolidation. The condensed consolidated financial statements include the accounts of our subsidiaries where we have control over operating and financial policies. All material intercompany accounts and transactions have been eliminated in consolidation.
Related Party Transactions. A related party transaction is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the Company or any of its subsidiaries is a participant, and (2) any Related Party (as defined below) has or will have a direct or indirect material interest.
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
Liquidity and Going Concern. These condensed consolidated financial statements have been prepared in accordance with GAAP and assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these unaudited condensed consolidated financial statements. Our ability to continue as a going concern is dependent on many factors, including among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Liquidity risk is the risk that we will be unable to meet our financial obligations as they become due. Our liquidity may be affected by improvements and declines in commodity prices, our segments operational performance, and our ability to access capital and credit markets.

We evaluated the Company’s liquidity within one year after the date of issuance of these unaudited condensed consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability level under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast that current working capital, cash flow from operations, and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations as they come due within one year after the date of issuance of these condensed consolidated financial statements.
Our 5.00% Convertible Senior Notes are due on August 1, 2023 (the "Notes") and have a principal balance of $95.2 million. We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending the maturity. However, there is no assurance that we will be able to execute a reduction, extension, or refinancing of the Notes or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date, as defined in the ABL Credit Agreement (as defined herein), and the Maturity Trigger Date as defined in the Term Loan Credit Agreement (as defined herein), collectively referred to as the “Trigger Date” is now May 18, 2023. Therefore, the Notes balance must be paid down to $10.0 million by May 18, 2023, or the Company must have equivalent cash on hand to pay down the Notes to $10.0 million.
The failure to pay down the Notes by the Trigger Date would be an event of default under our Term Loan Credit Agreement (as defined herein), Subordinated Term Loan Credit Agreement, ABL Credit Facility, and Corre Delayed Draw Term Loan (as defined herein) since these instruments contain cross default provisions, resulting in these debt instruments becoming payable on demand. Refer to Note 11 - Debt for more information on the terms and maturity dates of our debt that may affect our future liquidity.
As of June 30, 2022, we are in compliance with our debt covenants. However, without the consummation of a refinancing transaction or agreement to extend the Notes maturity date, there is a risk that the Company could be, among other things, unable to make principal payments on the Notes to satisfy the Trigger Date provision. Failure to pay down the principal on the Notes to $10.0 million by May 18, 2023 will result in an event of default and the associated cross defaults noted above under the Company’s other debt instruments.
As a result of our current financial resources and no guarantee that we will be able to obtain an extension or amend the financial covenants contained therein, we intend to refinance the Notes. Any such refinancing may include the issuance of additional notes, common or preferred stock or a combination thereof. However, there is no assurance that we will be able to execute this refinancing or repayment prior to the Trigger Date, and as such, substantial doubt exists that we have the ability to continue as a going concern. We are evaluating and will continue to explore strategic alternatives to a refinancing transaction or the reduction of the debt, including negotiating amendments to our credit facilities and the financial covenants contained therein, the sale of assets, or other alternative financing transactions. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
On August 15, 2022, Team announced it has executed a definitive purchase and sale agreement with Baker Hughes to sell Quest Integrity for $280.0 million, before customary post-closing adjustments. Post-closing of this transaction Team’s expects its liquidity and debt profile to be significantly improved, refer to Note 20 - Subsequent Events for additional details regarding this transaction.
Use of estimates. Our accounting policies conform to GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) aspects of revenue recognition, (2) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (3) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical, and general liability, (4) establishing an allowance for uncollectible accounts receivable, (5) estimating the useful lives of our assets, (6) assessing future tax exposure and the realization of tax assets, (7) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (8)

assessments of fair value and (9) managing our foreign currency risk in foreign operations. Our most significant accounting policies are described below.
Fair value of financial instruments. As defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosure (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include inputs that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Credit Facility and Term Loans is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our Notes as of June 30, 2022 and December 31, 2021 is $95.2 million and $84.0 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Credit Facilities, Atlantic Park Term Loan, Subordinated Term Loan and Notes, see Note 11 - Debt.
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
Goodwill and intangible assets acquired in a business combination determined to have an indefinite useful life are not amortized, but are instead tested for impairment, and assessed for potential triggering events, at least annually in accordance with the provisions of the ASC 350 Intangibles—Goodwill and Other (“ASC 350”). Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360-10 Impairment or Disposal of Long-Lived Assets (“ASC 360”). There was no impairment recorded for long-lived assets as of June 30, 2022.
We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. As of June 30, 2022, the only Company segment with goodwill was Quest Integrity, which goodwill is related to historical acquisitions.
If the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We test our goodwill for impairment annually on December 1 of each year and whenever we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. There was no goodwill impairment recorded for the six-month period ended June 30, 2022.
Income taxes. We follow the guidance of ASC 740 Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable or receivable and related tax expense or benefit together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.
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
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $2.0 million per occurrence. For general liability claims, we have an effective self-insured retention of $6.0 million per occurrence. For medical claims, our self-insured retention is $0.4 million per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed conversion of our Notes under the if converted method. Our current intent is to settle the principal amount of our Notes in cash upon maturity. If the conversion value exceeds the principal amount, we may elect to deliver shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount (the “conversion spread”). Accordingly, the conversion spread is included in the denominator for the computation of diluted earnings per common share using the treasury stock method and the numerator is adjusted for any recorded gain or loss, net of tax, on the embedded derivative associated with the conversion feature.
For the three and six months ended June 30, 2022 and 2021, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for the three and six months ended June 30, 2022 and 2021, potential shares issuable upon the conversion of the Notes were excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information regarding our Notes and our share-based compensation awards, refer to Note 11 - Debt and Note 14 - Employee Benefit Plans, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the condensed consolidated statements of cash flows and are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assets acquired under finance lease	$77	$384	$100	$406
Also, we had $3.0 million and $1.5 million of accrued capital expenditures as of June 30, 2022 and June 30, 2021, respectively, which are excluded from the condensed consolidated statements of cash flows until paid.
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
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. There were no foreign currency swap contracts outstanding during the three and six months ended June 30, 2022.

Defined benefit pension plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rates, expected investment return on plan assets, mortality rates and retirement rates are determined based on reference to yields, and are reviewed annually and considered for adjustment to reflect current market conditions. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Newly Adopted Accounting Standards
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening accumulated deficit balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 11 - Debt for impact on the adoption of this ASU as of January 1, 2022.
Accounting Standards Not Yet Adopted
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021, provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. While we are currently determining whether we will elect the optional expedients, we do not expect our adoption of these ASUs to have a significant impact on our consolidated financial position, results of operations, and cash flows. We do not expect our adoption of these ASUs to have a significant impact on our consolidated financial position, results of operations, and cash flows.

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
Disaggregation of revenue. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$111,541	$2,583	$114,124	$114,834	$2,628	$117,462
MS	77,683	29,733	107,416	65,303	31,864	97,167
Quest Integrity	18,634	11,091	29,725	16,480	7,764	24,244
Total	$207,858	$43,407	$251,265	$196,617	$42,256	$238,873

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$204,919	$4,802	$209,721	$204,059	$4,542	$208,601
MS	141,614	59,243	200,857	125,349	59,214	184,563
Quest Integrity	33,324	25,939	59,263	25,535	14,792	40,327
Total	$379,857	$89,984	$469,841	$354,943	$78,548	$433,491
Operating segment and service type:

	Three Months Ended June 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$91,701	$115	$15,787	$6,521	$114,124
MS	—	106,731	56	629	107,416
Quest Integrity	29,725	—	—	—	29,725
Total	$121,426	$106,846	$15,843	$7,150	$251,265

	Three Months Ended June 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$92,291	$207	$17,267	$7,697	$117,462
MS	—	97,149	8	10	97,167
Quest Integrity	24,244	—	—	—	24,244
Total	$116,535	$97,356	$17,275	$7,707	$238,873

	Six Months Ended June 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$168,152	$139	$29,626	$11,804	$209,721
MS	—	198,501	113	2,243	200,857
Quest Integrity	59,263	—	—	—	59,263
Total	$227,415	$198,640	$29,739	$14,047	$469,841

	Six Months Ended June 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$163,820	$288	$30,722	$13,771	$208,601
MS	—	183,125	697	741	184,563
Quest Integrity	40,327	—	—	—	40,327
Total	$204,147	$183,413	$31,419	$14,512	$433,491
For additional information on our reportable operating segments and geographic information, refer to Note 17 - Segment and Geographic Disclosures.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 1 - Summary of Significant Accounting Policies and Practices and Note 3 – Receivables for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.

The following table provides information about trade accounts receivable, contract assets and contract liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Change
	(unaudited)
Trade accounts receivable, net[1]	$215,408	$188,772	$26,636
Contract assets[2]	$1,120	$1,602	$(482)
Contract liabilities[3]	$1,341	$313	$1,028
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 3 - Receivables for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
The $0.5 million decrease in our contract assets from December 31, 2021 to June 30, 2022 is due to less fixed price contracts in progress at June 30, 2022 as compared to December 31, 2021. Contract liabilities increased by $1.0 million as of June 30, 2022. The increase is associated with contracts under which customers have paid all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2021 was recognized as revenue by the six months ended June 30, 2022.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs are to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2022 and December 31, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of June 30, 2022 and 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

3. RECEIVABLES
A summary of accounts receivable as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Trade accounts receivable	$178,174	$161,751
Unbilled receivables	43,981	35,933
Allowance for credit losses	(6,747)	(8,912)
Total	$215,408	$188,772

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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Balance at beginning of period	$8,912	$9,918
Provision for expected credit losses	30	2,193
Write-offs	(2,087)	(3,143)
Foreign exchange effects	(108)	(56)
Balance at end of period	$6,747	$8,912

4. INVENTORY
A summary of inventory as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$8,233	$7,641
Work in progress	2,801	2,725
Finished goods	25,145	25,388
Total	$36,179	$35,754

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	16,225	12,645
Other current assets	15,199	8,223
Total	$70,424	$59,868
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. These receivables will be covered by our third-party insurance providers for a litigation matter that has been settled, or are pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets, receivables from third parties, and other accounts receivables.
As of June 30, 2022 the other current assets also includes the deferred financing cost amounting to $6.6 million due to all long term debts now classified as current (see Note 11 - Debt for additional details), and a portion of the MS segment’s land, building and leasehold improvement assets held for sale with a net book value of $0.9 million with anticipated sale closing prior to December 31, 2022. Historically these assets were presented in the other assets, net, and property, plant and equipment section respectively of the balance sheet, and comparative periods were not adjusted.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Land	$4,552	$5,743
Buildings and leasehold improvements	55,085	58,972
Machinery and equipment	300,166	306,366
Furniture and fixtures	11,344	11,642
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	22,454	22,243
Automobiles	4,312	4,356
Construction in progress	25,477	16,565
Total	469,307	471,804
Accumulated depreciation	(312,268)	(310,445)
Property, plant and equipment, net	$157,039	$161,359

Included in the table above are assets under finance leases of $6.2 million and $6.7 million, and accumulated amortization of $1.8 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 was $6.2 million and $6.8 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $12.8 million and $14.3 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022			December 31, 2021
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,774	$(94,627)	$80,147	$175,156	$(88,783)	$86,373
Non-compete agreements	5,411	(5,411)	—	5,503	(5,503)	—
Trade names	24,614	(22,432)	2,182	24,743	(22,252)	2,491
Technology	7,809	(6,966)	843	7,843	(6,885)	958
Licenses	837	(793)	44	850	(774)	76
Total	$213,445	$(130,229)	$83,216	$214,095	$(124,197)	$89,898

Amortization expense of intangible assets for the three months ended June 30, 2022 and June 30, 2021 was $3.4 million and $3.6 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2022 and June 30, 2021 was $6.8 million and $7.0 million, respectively. Amortization expense for intangible assets is forecast to be approximately $13.1 million per year from 2022 through 2025.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of June 30, 2022 and December 31, 2021.

8. GOODWILL

The following table presents a rollforward of goodwill for the six months ended June 30, 2022 as follows (in thousands):

	IHT			MS			Quest Integrity			Consolidated
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2021	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$34,038	$(8,795)	$25,243	$356,904	$(331,661)	$25,243
FX Adjustments	—	—	—	—	—	—	(696)	—	(696)	(696)	—	(696)
Balance at June 30, 2022	$212,928	$(212,928)	$—	$109,938	$(109,938)	$—	$33,342	$(8,795)	$24,547	$356,208	$(331,661)	$24,547

See Note 1 - Summary of Significant Accounting Policies and Practices for further information.

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Legal and professional accruals	$46,334	$46,762
Payroll and other compensation expenses	50,289	44,284
Insurance accruals	6,121	7,314
Property, sales and other non-income related taxes	6,833	8,018
Accrued commission	2,014	1,111
Accrued interest	8,495	6,469
Other	8,671	7,141
Total	$128,757	$121,099
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 16 - Commitments and Contingencies. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accrued liabilities includes items such as contract liabilities and other accrued expenses.

10. INCOME TAXES
We recorded an income tax provision of $1.8 million and $2.1 million for the three and six months ended June 30, 2022 compared to a provision of $0.9 million and $0.5 million for the three and six months ended June 30, 2021. The effective tax rate, inclusive of discrete items, was a provision of 9.0% for the three months ended June 30, 2022, compared to a provision of 5.1% for the three months ended June 30, 2021. For the six months ended June 30, 2022, our effective tax rate, inclusive of discrete items, was a provision of 4.1%, compared to a provision of 1.0% for the six months ended June 30, 2021. Our effective tax rate differed from the statutory tax rate due to an increase in the valuation allowance in certain foreign jurisdictions. The effective tax rate in the prior year was also impacted by the tax benefits recognized related to the CARES Act.
The lack of going concern basis applicable for our second quarter financial statements generally requires a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing timing differences or taxable income in carryback years. While several subsidiaries have historically been profitable and for which future income was a material factor in assessing the realizability of their deferred tax assets, the substantial doubt about the Company’s ability to continue as a going concern basis casts doubt on our ability to generate future income. As a result, the Company included a charge of $0.8 million in income tax expense for the valuation allowance required to offset the remaining net deferred tax assets. The $0.8 million charge is primarily attributable to our Germany and Canada subsidiaries. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

11. DEBT
For the period ended June 30, 2022 debt with original maturities greater than one year are classified as current due to the Trigger Date provision. This provision did not impact classification of debt for the period ended December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion. Team’s current and long-term debt obligations consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
ABL Facilities	$128,053	$62,000
Atlantic Park Term Loan	224,473	214,191
Subordinated Term Loan	41,845	36,358
Total	$394,371	$312,549
Notes[1]	92,178	87,662
Finance lease obligations	5,311	5,649
Total debt and finance lease obligations	$491,860	$405,860
Current portion of long-term debt and finance lease obligations	(487,204)	(669)
Total long-term debt and finance lease obligations, less current portion	4,656	405,191
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.

On August 15, 2022, Team announced it has executed a definitive purchase and sale agreement with Baker Hughes to sell Quest Integrity for $280.0 million, before customary post-closing adjustments. Post-closing of this transaction Team’s expects its liquidity and debt profile to be significantly improved, refer to Note 20 - Subsequent Events for additional details regarding this transaction.

ABL Facilities

On February 11, 2022, we entered into a new credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Corre Delayed Draw Term Loans”) to be provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “ABL Credit Facility”). The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under that certain asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Citi Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which was repaid and terminated in full on February 11, 2022. The ABL Credit Facility matures, and all outstanding amounts become due and payable on February 11, 2025. However, the ABL Credit Facility is subject to the Trigger Date as noted above in Note 1 - Summary of Significant Accounting Policies and Practices.

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin, as defined in the ABL Credit Agreement. The interest rate at June 30, 2022 was 5.71% for Eclipse and 11.06% for the Corre Delayed Draw Term Loans.

Direct and incremental costs associated with the issuance of the ABL Credit Facility were approximately $8.3 million and were capitalized as deferred financing costs. These costs are being amortized on a straight-line basis over the term of the ABL Credit Facility. Unamortized deferred financing cost amounted to $6.6 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively. Additionally, the amortization period for deferred financing costs and debt discounts and issuance cost was updated to reflect the revised maturity date associated with the Trigger date provision and the related reclassification of debt as current. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

At June 30, 2022, Team had $103.1 million outstanding under the Revolving Credit Loans and $25.0 million outstanding under the Corre Delayed Draw Term Loans. As of June 30, 2022, subject to the applicable sublimit and other terms and conditions, the remaining $4.5 million of available commitments under the ABL Credit Facility was available for loans or for issuance of new letters of credit.

Amendments in 2022. On May 6, 2022, we entered into the ABL Credit Agreement Amendment No. 1 which, among other things, modified the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement and Note 1 - Summary of Significant Accounting Policies and Practices) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the 5.00% Convertible Senior Notes due 2023 (the “Notes”) is 75 days prior to their maturity date rather than 120 days. Under the terms of our amended financing arrangements the “Trigger Date” is now May 18, 2023, by which date, the Notes balance must be paid down to $10.0 million, or the Company must have equivalent cash on hand to pay down the Notes to $10.0 million.
Atlantic Park Term Loan

On December 18, 2020, we entered into certain Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount, such that total proceeds received were $242.5 million. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Credit Facility, and we may under certain conditions, increase the Term Loan by an amount not to exceed $100.0 million. The Term Loan bears an interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The effective interest rate on the Term Loan at June 30, 2022 and December 31, 2021 was 23.85% and 20.90%, respectively. The increase in the effective interest rate of 2.95% for the six months ended June 30, 2022 is due to the acceleration of the debt issuance costs triggered by the reclassification of the long term debt to current. The unamortized balances of debt discounts, warrant discount and debt issuance cost amounted to $31.7 million and $35.8 million at June 30, 2022 and December 31, 2021, respectively.

The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of

$10.0 million or more on the Trigger Date, in which case the Term Loan will terminate on the Trigger Date. The debt is classified as current due to the Trigger Date noted above.

Amendments in 2022. On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things and subject to the terms thereof, (i) permitted the entry into the ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permitted certain asset sales and required certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants such that the maximum net leverage ratio of 7.00 to 1.00 would not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement. The Seventh Amendment, among other things and subject to the terms thereof, (i) modified the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amends the financial covenants such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 is increased from 7.00 to 1.00 to 12.00 to 1.00.

Subordinated Term Loan

On November 9, 2021, we entered into a credit agreement the (“Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12%. Effective interest rate at June 30, 2022 and December 31, 2021 was 46.79% and 19.73%, respectively. The increase in the effective interest rate of 27.06% for the six months ended June 30, 2022 is due to the acceleration of the debt issuance costs triggered by the reclassification of the long term debt to current. The unamortized debt issuance cost amounted to $11.6 million and $13.9 million at June 30, 2022 and December 31, 2021, respectively.
Amendments in 2022. On February 11, 2022, we entered into Amendment No. 5 to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that, among other things, provided for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until October 31, 2022 (as amended by Amendment No. 7 as described further below).
On May 6, 2022, we entered into Amendment No. 6 to the Subordinated Term Loan Credit Agreement (the “Corre Amendment 6”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 6, among other things, amends the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarters ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.

On June 27, 2022, we entered into Amendment No. 7 to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that, among other things, extended availability date for additional commitment of $10.0 million in subordinated delayed draw term loans from July 1, 2022 to October 31, 2022.
Warrants
On December 18, 2020, in connection with the execution of the Term Loan, we issued to APSC warrants to purchase up to 3,582,949 shares of our common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”). In connection with execution of the Subordinated Term Loan Credit Agreement and Third Amendment, on November 9, 2021, we entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the Existing Warrant was amended and restated to provide for the purchase of up to 4,082,949 shares of our common stock (which includes 500,000 of the shares of common stock issuable pursuant to warrants issued to APSC on November 8,

2021, providing for the purchase of an aggregate of 1,417,051 shares of our common stock) and to reduce the exercise price to $1.50 per share. As of June 30, 2022 no warrants have been exercised.
Subscription Agreement
In connection with the transactions contemplated by the ABL Credit Agreement, Corre Partners Management, LLC and certain of its affiliates (collectively, “Corre”), agreed to provide the Company with incremental financing (the “Incremental Financing”), totaling approximately $55.0 million, consisting of (i) $35.0 million Delayed Draw Term Loans under the ABL Credit Facility as discussed above; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of our common stock to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (collectively, the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”). In connection with the Incremental Financing and Equity Issuance, on February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with the Corre Holders, pursuant to which the Company issued and sold the PIPE Shares to the Corre Holders on February 11, 2022.
Pursuant to and subject to the terms and conditions of the Subscription Agreement, our Board of Directors (the “Board”) is required to create a vacancy for one qualified nominee of the Corre Holders to the Board, who shall be designated by the Corre Holders and qualify as an independent director (a “Board Nominee”), and the Board is required to appoint such initial Board Nominee as a Class II director within seven business days of the date of the Subscription Agreement. This nominee has been appointed to the Board and this condition will remain active as long as the Subscription Agreements remains outstanding.
Notes
Amendments in 2022. On January 13, 2022, we entered into a supplemental indenture with Truist Bank, as trustee, (the “Supplemental Indenture”) to the indenture (the “Indenture”) governing the Notes to effect certain amendments (the “Amendments”) to the Indenture and to modify the Notes held by consenting holders (the “Consenting Holders”) of $52.0 million in aggregate principal amount of the Notes (such modified Notes, the “PIK Securities”). The Supplemental Indenture amends the Indenture to, among other things, allow for interest payable on the PIK Securities on February 1, 2022 to be paid in PIK Interest (as defined in the Supplemental Indenture) and on subsequent interest payment dates to be payable, at the Company’s option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per annum in PIK Interest.
In December 2020, we retired $136.9 million par value of our Notes, and as of June 30, 2022, the principal amount outstanding was $95.2 million. As of June 30, 2022 and December 31, 2021, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Liability component:
Principal	$95,208	$93,130
Unamortized issuance costs	(1,170)	(916)
Unamortized discount	(1,860)	(4,552)
Net carrying amount of the liability component[1]	$92,178	$87,662

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$—	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
_________________
1        Included in the “Current portion of long-term debt and finance lease obligations” line of the condensed consolidated balance sheets.
2        Relates to the portion of the Notes accounted for under ASC 470-20 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.
3        Relates to the portion of the Notes accounted for under ASC 815-15 (defined below) and is included in the “Additional paid-in capital” line of the condensed consolidated balance sheets.

The following table sets forth interest expense information related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Coupon interest	$1,595	$1,164	$3,177	$2,328
Amortization of debt discount and issuance costs	693	768	1,320	1,534
Total interest expense	$2,288	$1,932	$4,497	$3,862

Effective interest rate	10.24%	9.12%	10.24%	9.12%
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

The impact of adoption on our consolidated statements of operations for the six months ended June 30, 2022 was primarily to decrease net interest expense by $0.6 million. This had the effect of decreasing our basic and diluted net loss per share of common stock attributable to common stockholders for the six months ended June 30, 2022 by $0.01. The change in methodology by requiring the use of the if-converted method to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders did not have an impact on the diluted EPS as the shares of common stock issuable upon conversion were not included in the denominator because of the antidilutive effect.

Deferred Financing Costs, Debt and Warrant Discounts and Debt Issuance Cost
As referenced above, all debt with original maturities greater than one year are classified as current as of June 30, 2022 due to the Trigger Date provisions.

As of June 30, 2022 and December 31, 2021, capitalized deferred financing costs, inclusive of debt issuance costs and discounts, net of accumulated amortization, related to Team’s outstanding debt were $53.0 million and $58.0 million. Due to the Trigger Date provisions, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was updated to reflect the accelerated maturity dates. This resulted in additional amortization charges of $4.6 million during the six months ended June 30, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
Liquidity
At June 30, 2022, we had $41.1 million of unrestricted cash and cash equivalents and $26.3 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balance at June 30, 2022 was $21.8 million, and approximately $1.5 million of cash is located in countries where currency restrictions exist. We had approximately $24.5 million in additional borrowing capacity, consisting of $4.5 million of available under the ABL Credit Facility, $10.0 million available under the incremental delayed draw term loan (the “Delayed Draw Term Loans”), and $10.0 million available under the Subordinated Term Loan. Internationally we have letters of credit outstanding in the amount of $0.3 million. Additionally, we have $1.5 million in Surety bonds outstanding and an additional $1.2 million in miscellaneous cash deposits securing leases or other required obligations. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion. Refer to Note 20 - Subsequent Events for draw activity occurring subsequent to the period ended June 30, 2022.

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
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$6,334	$7,021	$13,021	$14,260
Variable lease costs	1,442	1,326	2,900	2,602
Finance lease costs:
Amortization of right-of-use assets	67	195	261	312
Interest on lease liabilities	38	90	126	168
Total lease cost	$7,881	$8,632	$16,308	$17,342

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,095	$5,990	10,500	11,346
Operating cash flows from finance leases	25	91	115	171
Financing cash flows from finance leases	158	159	320	237
Right-of-use assets obtained in exchange for lease obligations
Operating leases	514	411	1,354	8,583
Finance leases	77	384	100	406

Amounts recognized in the condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases:	(unaudited)
Operating lease right-of-use assets	$52,925	$60,700
Current portion of operating lease obligations	14,389	16,176
Operating lease obligations (non-current)	43,090	49,221

Finance Leases:
Property, plant and equipment, net	$4,412	$5,123
Current portion of long-term finance lease obligations	655	669
Long-term finance lease obligations	4,656	4,980

Weighted average remaining lease term:
Operating leases	5.9 years	6.0 years
Finance leases	9.9 years	10.0 years
Weighted average discount rate:
Operating leases	6.9%	6.8%
Finance leases	6.5%	6.4%

As of June 30, 2022, we have no material additional operating and finance leases that have not yet commenced. As of June 30, 2022, future minimum lease payments under non-cancellable leases (including short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
	(unaudited)	(unaudited)
2022 (Remainder of the year)	$10,647	$68
2023	15,317	905
2024	11,918	745
2025	8,609	575
2026	6,729	562
Thereafter	18,161	3,925
Total future minimum lease payments	71,381	6,780
Less: Interest	(13,902)	(1,469)
Present value of lease liabilities	$57,479	$5,311

13. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which the Board may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At June 30, 2022, there were approximately 1.2 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of the Board at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement of the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2016 Team, Inc. Equity Incentive Plan. The amendment and restatement to the 2018 Plan increased the shares available for issuance by 3.0 million shares of our common stock. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
Compensation expense related to share-based compensation totaled $0.6 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively. Compensation expense related to share-based compensation totaled a credit of $0.1 million and an expense of $4.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company incurred a credit in the period related to unvested share-based compensation associated with executive departures which exceeded the total costs expensed for the six month period ended June 30, 2022. Share-based compensation expense reflects an estimate of expected forfeitures. At June 30, 2022, $2.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.4 years.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. There were no stock awards granted to directors during the three and six months ended June 30, 2022. Compensation expense related to stock units and director stock grants totaled $1.2 million and $3.3 million for the six months ended June 30, 2022 and 2021.
Transactions involving our stock units and director stock grants for the six months ended June 30, 2022 are summarized below:

	Six Months Ended June 30, 2022
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	804	$7.27
Changes during the period:
Granted	525	$1.30
Vested and settled	(135)	$7.16
Forfeited and cancelled	(89)	$7.13
Stock and stock units, end of period	1,105	$4.46
Performance stock units. We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2019 (the “2019 Awards”), in 2020 (the “2020 Awards”) and in 2021 (the “2021 Awards”) are subject to a two-year performance period and a concurrent two-year service period. There were no LTPSU awards granted during the three and six months ended June 30, 2022. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2019 Awards vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level.

The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled a credit of $1.3 million and expense of $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
Transactions involving our performance awards during the six months ended June 30, 2022 are summarized below:

	Six Months Ended June 30, 2022
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	684	$6.45	219	$9.91
Changes during the period:
Granted	—	$—	—	$—
Vested and settled	—	$—	—	$—
Cancelled	(653)	$6.04	(188)	$9.61
Performance stock units, end of period	31	$14.96	31	$11.69
_________________
1    Performance units with variable payouts are shown at target level of performance.
Stock Options. We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the periods ended June 30, 2022 or December 31, 2021. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
No stock options were granted during the six month periods ended June 30, 2022 or June 30, 2021, and no options were exercised, a total of 7,210 options cancelled during the period consisting of 434 forfeited, and 6,776 expired during the six month period ended June 30, 2022. Approximately 10 thousand options were exercisable at June 30, 2022 had a weighted-average remaining contractual life of 1.1 years, and exercise price of $35.59.

14. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$390	$326	813	$648
Expected return on plan assets	(582)	(509)	(1,211)	$(1,012)
Amortization of prior service cost	8	9	16	$17
Net periodic pension credit	$(184)	$(174)	$(382)	$(347)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $3.7 million to the U.K. Plan for 2022, of which $1.9 million has been contributed through June 30, 2022.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,287)	$—	$(3,277)	$(169)	$(26,732)	$(23,045)	$2,988	$(8,021)	$400	$(27,678)
Other comprehensive loss	(5,117)	—	—	—	(5,117)	874	—	—	(155)	719
Balance, end of period	$(28,404)	$—	$(3,277)	$(169)	$(31,849)	$(22,171)	$2,988	$(8,021)	$245	$(26,959)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	(5,117)	—	(5,117)	874	(155)	719
Total	$(5,117)	$—	$(5,117)	$874	$(155)	$719

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
In November 2021, the parties agreed in principle to settle all claims in this litigation and all parties entered into a formal settlement agreement in March 2022. As part of the settlement agreement, the parties have agreed to remand the case to the Los Angeles Superior Court for approval of the settlement. All class action settlements of this nature are subject to approval of the court, which can take several months after the final settlement agreement is executed by the parties. The parties anticipate court approval of the settlement agreement in the fourth quarter of 2022 or first quarter of 2023.
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
Kelli Most Litigation - On November 13, 2018, Kelli Most filed a lawsuit against Team Industrial Services, Inc., individually and as a personal representative of the estate of Jesse Henson, in the 268th District Court of Fort Bend County, Texas (the “Most litigation”). The complaint asserted claims against Team for negligence resulting in the wrongful death of Jesse Henson. A jury trial commenced on this matter on May 4, 2021. On June 1, 2021, the jury rendered a verdict against Team for $222.0 million in compensatory damages.
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
As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability as of June 30, 2022. which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Simon, Vige, and Roberts Matter – On February 19, 2019, a personal injury claim was filed by the plaintiffs against several counterparties including Team Industrial Services Inc., in the 295th District Court of Harris County, Texas. The plaintiffs filed the action seeking monetary damages for personal injury, and emotional and mental distress. This matter was settled in July 2021. This claim is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $44.0 million as of June 30, 2022, of which approximately $5.0 million is not covered by our various insurance policies.
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

17. SEGMENT AND GEOGRAPHIC DISCLOSURES
ASC 280, Segment Reporting, requires we disclose certain information about our operating segments. Operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in three segments: IHT, MS and Quest Integrity.
Segment data for our three operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$114,124	$117,462	$209,721	$208,601
MS	107,416	97,167	200,857	184,563
Quest Integrity	29,725	24,244	59,263	40,327
Total	$251,265	$238,873	$469,841	$433,491

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating loss:
IHT	$5,514	$7,395	$5,648	$7,759
MS	6,984	2,328	7,497	2,443
Quest Integrity	8,014	5,702	14,218	5,450
Corporate and shared support services	(23,292)	(21,419)	(46,346)	(45,946)
Total	$(2,780)	$(5,994)	$(18,983)	$(30,294)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$3,326	$2,457	$8,097	$5,171
MS	1,621	1,367	2,434	2,519
Quest Integrity	1,333	974	2,342	1,380
Corporate and shared support services	19	296	57	421
Total	$6,299	$5,094	$12,930	$9,491
_____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,096	$3,270	$6,350	$6,740
MS	4,634	5,043	9,518	10,482
Quest Integrity	569	710	1,146	1,422
Corporate and shared support services	1,279	1,324	2,595	2,662
Total	$9,578	$10,347	$19,609	$21,306
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues and our total long-lived assets for the three and six months ended June 30, 2022 and 2021 is as follows (unaudited, in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Total Revenues[1]	Total Long-lived Assets[2]	Total Revenues[1]	Total Long-lived Assets[2]
United States	$171,665	$258,559	$162,465	$282,706
Canada	36,193	9,198	34,152	9,309
Europe	26,554	20,920	29,264	24,755
Other foreign countries	16,853	10,649	12,992	12,440
Total	$251,265	$299,326	$238,873	$329,210

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Total Revenues[1]	Total Long-lived Assets[2]	Total Revenues[1]	Total Long-lived Assets[2]
United States	$323,346	$258,559	$304,296	$282,706
Canada	56,511	9,198	50,647	9,309
Europe	50,677	20,920	54,975	24,755
Other foreign countries	39,307	10,649	23,573	12,440
Total	$469,841	$299,326	$433,491	$329,210
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

18. SEVERANCE AND OTHER CHARGES

For the six months ended June 30, 2022, we incurred severance charges of $2.4 million, which represents costs incurred in 2022 as a result of ongoing cost reduction efforts.

In January 2021, we announced a new strategic organizational structure to better position ourselves for recovery post pandemic, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the twelve months ended December 31, 2021, we incurred severance charges of $2.9 million as a result of the Operating Group Reorganization.
A rollforward of our accrued severance liability associated with our ongoing cost reduction efforts is presented below (in thousands):

Six Months Ended June 30, 2022
(unaudited)
Balance, beginning of period	$712
Charges	2,370
Payments	(866)
Balance, end of period	$2,216

19. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provided certain consulting services to the Company in connection with our former Interim Chief Financial Officer position and other corporate support costs. Effective June 12, 2022 the Interim Chief Financial Officer position ended as the Company named a permanent Chief Financial Officer prior to end of the period ended June 30, 2022. The Company paid $8.0 million in fees to Alvarez & Marsal for the year ended December 31, 2021, and $6.0 million for the year to date period ended June 30, 2022.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and Atlantic Park to provide funding as described in Note 11 - Debt.

20. SUBSEQUENT EVENTS

During July 2022, our Board approved management’s recommendation to place Quest Integrity up for sale. Accordingly Quest Integrity will be treated as held for sale in reporting periods subsequent to June 30, 2022.

On August 15 2022, Team announced it executed a definitive purchase and sale agreement with Baker Hughes to sell Quest Integrity for $280.0 million, before customary post-closing adjustments. The sale is subject to ordinary closing conditions, regulatory approvals, and other adjustments, and is expected to close in the fourth quarter of 2022.

The Company expects the net proceeds from the Quest Integrity Sale to be used to pay down debt and for general corporate purposes, thereby reducing the Company’s future debt service obligations and leverage and improving its liquidity and capital resources. The consummation of the Quest Integrity Sale will allow the Company to focus on improving its core IHT and MS businesses.

Quest Integrity represented approximately 15% of the Company’s consolidated total assets as of June 30, 2022 and approximately 13% of the Company’s consolidated revenue for the six months ended June 30, 2022.

During July 2022, the Company drew down $10.0 million in cash proceeds from the Corre Delayed Draw Term Loan for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“our Annual Report on Form 10-K”) and other documents previously filed with the SEC. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions. We base our forward-looking statements on beliefs and assumptions that we believe to be reasonable, and our current expectations, estimates and projections about ourselves and our industry. However, all forward-looking statements are subject to risks and uncertainties, many of which are out of our control, that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks include those disclosed under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission, as well as, risks related to:

•our ability to continue as a going concern;
•our ability to manage inflationary pressures in our operating costs;
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the impact of the COVID-19 pandemic or other public health crises, the ongoing conflict in Ukraine, and future economic uncertainties, particularly in industries in which we are heavily dependent;
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
•our ability to generate sufficient cash from operations, access our ABL Credit Facility, or maintain our compliance with our ABL Credit Agreement, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement covenants;
•compliance with continued listing standards of the New York Stock Exchange;
•if we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our
common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability              to sell our common stock and may lead to potential events of default on existing debt instruments.
•our financial forecasts are based upon estimates and assumptions that may materially differ from actual results;

•we may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters, including costs incurred in connection with the implementation of preventative measures required in regard to mitigation of the spread of COVID-19 or other public health crises;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation;
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business; and
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.
General Description of Business
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. Through the capabilities and resources in these three segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of scaling with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging, laser scanning and laser profilometry-enabled reformer care services.
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
COVID-19 Pandemic and Market Conditions Update. The impact of COVID-19 had less effect on our workforce and operations during the second quarter of 2022, as well as the operations of our clients, suppliers and contractors. However, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, “Risk Factors” for additional information.
Recent Financing Transactions. During 2022 the Company executed a number of amendments to its debt instruments, including amendments to our ABL Credit Facility, Subordinated Term Loan Credit Agreement, and the Term Loan Credit Agreement. Refer to Note 11 - Debt to the unaudited condensed consolidated financial statements for additional details related to these amendments.
Listing Notices from NYSE. The Company’s share price and total market capitalization have fallen below NYSE listing standard thresholds and therefore the Company received the following notices of non-compliance from the NYSE.
•On June 17, 2022, we were notified from the NYSE that the Company was no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE's Listed Company Manual due to the fact that the Company's average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its shareholders' equity was less than $50.0 million. The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company's material debt or other agreements.
•On July 13, 2022, the Company was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual requiring listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period. The Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading day period ending on the last trading day of such month. The notice has no immediate impact on the listing of the Common Stock, which will continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with the other continued listing requirements of the NYSE. Our common stock will continue to trade on the NYSE under the symbol “TISI” but will have an added designation of “.BC” to indicate the status of our common stock as “below compliance.” If the Company fails to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures.
•As required by the NYSE, the Company notified the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures on August 1, 2022 the Company submitted a plan advising the NYSE of the definitive actions the Company has taken and is taking, that would bring it into compliance with the minimum global market capitalization and minimum average closing share price listing standards within 18 months of receipt of the written notice. The NYSE will review the plan and, within 45 days of its receipt, determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards in the 18-month period. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 18-month period, subject to the Company’s compliance with other NYSE continued

listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan. The Company can provide no assurances that the NYSE will accept its plan or that it will be able to satisfy any of the steps outlined in the plan submitted to the NYSE and maintain the listing of its shares on the NYSE.

Current Quarter Financial Results and Significant Operational Trends and Events
Key consolidated financial results for the three and six months ended June 30, 2022 included:
•Revenues for the three months ended June 30, 2022 increased 5.2%, or $12.4 million, to $251.3 million as compared to consolidated revenues of $238.9 million for the three months ended June 30, 2021;
•Revenues for the six months ended June 30, 2022 increased 8.4%, or $36.4 million, to $469.8 million as compared to consolidated revenues of $433.5 million for the six months ended June 30, 2021;
•Operating loss for the three months ended June 30, 2022 improved 53.6%, or $3.2 million, to a loss of $2.8 million as compared to a loss of $6.0 million for the three months ended June 30, 2021;
•Operating loss for the six months ended June 30, 2022 improved 37.3%, or $11.3 million, to a loss of $19.0 million as compared to a loss of $30.3 million for the six months ended June 30, 2021;
•Net loss for the three months ended June 30, 2022 increased by 23.2%, or $4.1 million, to a loss of $21.6 million as compared to a loss of $17.5 million for the three months ended June 30, 2021;
•Net loss for the six months ended June 30, 2022 increased by 4.3%, or $2.2 million, to a loss of $54.0 million as compared to a loss of $51.8 million for the six months ended June 30, 2021;
•Basic earnings per share for the three months ended June 30, 2022 improved 11.7%, or $0.07, to negative $0.50 as compared to negative $0.57 for the three months ended June 30, 2021;
•Consolidated Adjusted EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2022 improved 56.6%, or $5.2 million, to $14.3 million, as compared to $9.1 million for the three months ended June 30, 2021;and
•Net cash used by operating activities for the three months ended June 30, 2022 improved by 80.8%, or $14.2 million to $3.4 million, as compared to net cash used in operating activities of $17.6 million for the three months ended June 30, 2021.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.

Results of Operations
The following is a comparison of our results of operations for the three months ended June 30, 2022 compared to June 30, 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the components of revenue and operating loss from our operations for the three month period ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$114,124	$117,462	$(3,338)	(2.8)%
MS	107,416	97,167	10,249	10.5%
Quest Integrity	29,725	24,244	5,481	22.6%
Total revenues	$251,265	$238,873	$12,392	5.2%
Operating income (loss):
IHT	$5,514	$7,395	$(1,881)	(25.4)%
MS	6,984	2,328	4,656	NM
Quest Integrity	8,014	5,702	2,312	40.6%
Corporate and shared support services	(23,292)	(21,419)	(1,873)	8.7%
Total operating loss	$(2,780)	$(5,994)	$3,214	53.6%

Interest expense, net	(18,480)	(9,598)	(8,882)	92.5%
Other income (expense), net	1,476	(1,044)	2,520	NM
Loss before income taxes	$(19,784)	$(16,636)	$(3,148)	(18.9)%
Provision for income taxes	(1,768)	(857)	(911)	NM
Net loss	$(21,552)	$(17,493)	$(4,059)	(23.2)%
NM = Not meaningful

Revenues. Total revenues increased $12.4 million or 5.2% from the prior year quarter primarily driven by increases in MS revenue and Quest Integrity revenue, partially offset by decreases in IHT revenue. Revenues were impacted from foreign exchange negatively by $5.0 million and positively by $8.5 million during the three month period ended June 30, 2022 and 2021. IHT revenues decreased by $3.3 million, MS revenue increased by $10.2 million and Quest Integrity revenue increased by $5.5 million. IHT segment’s second quarter revenue decreased 2.8% compared to the prior year quarter, primarily driven by completion of a significant Canadian customer contract during the second quarter in the prior year. The MS segment delivered second quarter revenue growth of 10.5% over the prior year quarter, primarily from increases in the Canada and US markets, and valve business, partially offset by decreases in international due to non-repeating project work in the UK and continued weakness in Europe offsetting growth in Latin America and the Middle East. The 22.6% increase in revenue for Quest Integrity was due to increased demand in core and growth markets across most geographies and $1.3 million in 2021 deferred projects executed in Q2 2022.

Operating income (loss). Overall operating loss was $2.8 million in the current year quarter compared to operating loss of $6.0 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to MS which experienced an increase in operating income of $4.7 million due to $1.5 million increase in Canada, $2.1 million increase in the valve business, and realized efficiency gains in equipment centers, manufacturing, and engineering, partially offset by lower operating income in the US and international areas. Quest Integrity operating income increased $2.3 million due to increased utilization and a favorable project mix. IHT experienced a decrease of $1.9 million in operating income due to a Canadian customer contract completed in the current period, and the lack of COVID-19 related subsidies in the 2022 period that were received in 2021. Corporate operating loss increased due to higher professional fees related to debt restructuring partially offset by headcount reductions. Additionally, we continue to realize cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the three months ended June 30, 2022, operating loss includes net expenses totaling $6.9 million that we do not believe are indicative of our core operating activities, the prior year quarter included $2.6 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating loss that are not indicative of our core operating activities (unaudited) (in thousands):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Three Months Ended June 30, 2022
Professional fees and other[1]	$—	$—	$—	$4,693	$4,693
Legal costs[2]	—	—	—	1,200	1,200
Severance charges, net[3]	25	54	12	929	1,020
Total	$25	$54	$12	$6,822	$6,913
Three Months Ended June 30, 2021
Professional fees and other[1]	$—	$—	$—	$688	$688
Legal costs[2]	—	—	—	1,634	1,634
Severance charges, net[3]	10	216	42	33	301
Total	$10	$216	$42	$2,355	$2,623
_________________
1    For the three months ended June 30, 2022, includes $3.2 million related to costs associated with the debt financing and $1.5 million of corporate support costs. For the three months ended June 30, 2021, includes $0.7 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
2    For the three months ended June 30, 2022, primarily relates to legal matters. For June 30, 2021, primarily relates to accrued legal matters and other legal fees.
3    For the three months ended June 30, 2022, $1.0 million primarily related to customary severance costs associated with staff reductions. For the three months ended June 30, 2021, includes $0.3 million related to the Operating Group Reorganization.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%

Operating income (loss), excluding non-core expenses:
IHT	$5,539	$7,405	$(1,866)	(25.2)%
MS	7,038	2,544	4,494	NM
Quest Integrity	8,026	5,744	2,282	39.7%
Corporate and shared support services	(16,470)	(19,064)	2,594	13.6%
Total operating income (loss), excluding non-core expenses	$4,134	$(3,371)	$7,505	NM

Excluding the impact of these identified non-core items in both periods, operating income improved by $7.5 million, consisting of lower operating income at IHT of $1.9 million, higher operating income at MS and Quest Integrity of $4.5 million and $2.3 million, respectively, and a decrease in corporate and shared support services expenses of $2.6 million. The lower operating income in IHT is due to a Canadian customer contract completed in the current period, and inflationary cost pressures associated with the ramp up in activity.
Interest expense, net. Interest expense increased $8.9 million, or 92.5% compared to the prior year quarter, primarily due to the increased outstanding debt amount, attributable to the debt financing executed in the quarter ended March 31, 2022 and increased amortization of deferred financing costs, debt and warrant discounts and debt issuance costs. Due to the various maturity trigger events, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was shortened to reflect the accelerated maturity dates. This resulted in an additional $4.6 million in amortization charges during the three months ended June 30, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
Other income (expense), net. Other income (expense), net increased $2.5 million from the prior year quarter expense of $1.0 million to a gain of $1.5 million primarily due to insurance proceeds of $0.9 million in cash from natural disaster coverage, received in June 2022, gain on disposal of assets of $1.2 million, and a pension gain of $0.2 million, partially offset by higher foreign currency transaction losses realized in the prior year period.

Taxes. The provision for income tax was $1.8 million on the pre-tax loss from continuing operations of $19.8 million in the current year quarter, compared to a $0.9 million income tax provision on a pre-tax loss of $16.6 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 9.0% for the three months ended June 30, 2022, compared to a provision of 5.1% for the three months ended June 30, 2021. The effective tax rate change from the prior year quarter compared to the current year quarter is due an increase in the valuation allowance.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following is a comparison of our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The components of revenue and operating income (loss) from our operations consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$209,721	$208,601	$1,120	0.5%
MS	200,857	184,563	16,294	8.8%
Quest Integrity	59,263	40,327	18,936	47.0%
Total revenues	$469,841	$433,491	$36,350	8.4%
Operating income (loss):
IHT	$5,648	$7,759	$(2,111)	(27.2)%
MS	7,497	2,443	5,054	NM
Quest Integrity	14,218	5,450	8,768	NM
Corporate and shared support services	(46,346)	(45,946)	(400)	(0.9)%
Total operating loss	$(18,983)	$(30,294)	$11,311	37.3%

Interest expense, net	(37,085)	(18,994)	(18,091)	(95.2)%
Other income (expense), net	4,178	(1,994)	6,172	NM
Loss before income taxes	$(51,890)	$(51,282)	$(608)	(1.2)%
Provision for income taxes	(2,124)	(502)	(1,622)	NM
Net loss	$(54,014)	$(51,784)	$(2,230)	(4.3)%

Revenues. Total revenues increased $36.4 million or 8.4% from the prior year period, with all segments seeing increases compared to prior year period. IHT revenues increased by $1.1 million, MS revenue increased by $16.3 million and Quest Integrity revenue increased by $18.9 million. Revenues were impacted from foreign exchange negatively by $6.6 million and positively by $11.9 million during the six month period ended June 30, 2022 and 2021. IHT segment’s year to date 0.5% increase in revenue, compared to the prior year period was primarily driven by increases in US business partially offset by decreases in Canada and international. The MS segment 8.8% increase in revenue compared to the prior year period, primarily from increases of $8.0 million in Canada, $4.2 million in the US, and $3.2 million in the valve business. The 47.0% increase in revenue for Quest Integrity was due to a pronounced recovery of the downstream and pipeline energy markets, continued success in adjacent growth markets and execution of approximately $7.0 million of deferred projects from 2021.

Operating loss. Overall operating loss was $19.0 million in the current year period compared to an operating loss of $30.3 million in the prior year period. The overall decrease in operating loss is attributable to MS experiencing a $5.1 million increase in operating income due to strength in the valve business of $2.0 million, a $1.4 million increase in Canada business and improvements in machinery, engineering and equipment centers. Quest Integrity realized a $8.8 million improvement in operating income due to increased customer sales volume, utilization and a favorable project mix. IHT experienced a decrease in operating income due to declines in aerospace and Canada business, partially offset by a $1.2 million improvement in the US. Corporate operating income was similar to the prior period due to cost reductions, partially offset by higher professional fees in 2022.

For the six months ended June 30, 2022, operating loss includes net expenses totaling $14.1 million that we do not believe are indicative of our core operating activities as they relate to one time or non-reoccurring items, while the prior year period included $8.3 million of such items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating loss that are not indicative of our core operating activities (unaudited) (in thousands):
	IHT	MS	Quest Integrity	Corporate and shared support services	Total
Six Months Ended June 30, 2022
Professional fees and other[1]	$—	$—	$—	$10,036	$10,036
Legal costs[2]	—	—	—	1,728	1,728
Severance charges, net[3]	41	54	12	2,263	2,370
Total	$41	$54	$12	$14,027	$14,134
Six Months Ended June 30, 2021
Professional fees and other[1]	$—	$—	$—	$1,834	$1,834
Legal costs[2]	—	—	—	4,109	4,109
Severance charges, net[3]	485	355	251	1,257	2,348
Total	$485	$355	$251	$7,200	$8,291
_________________
1    For the six months ended June 30, 2022, includes $7.9 million related to costs associated with the debt financing and $2.1 million of corporate support costs. For the six months ended June 30, 2021, includes $1.5 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs) and $0.3 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the six months ended June 30, 2022, primarily relates to accrued legal matters. For the six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees.
3    For the six months ended June 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.1 million associated with severance across multiple corporate departments. For the six months ended June 30, 2021, includes $2.2 million associated with the Operating Group Reorganization and $0.2 million associated with other severances.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%

Operating income (loss), excluding non-core expenses:
IHT	$5,689	$8,244	$(2,555)	(31.0)%
MS	7,551	2,798	4,753	NM
Quest Integrity	14,230	5,701	8,529	NM
Corporate and shared support services	(32,319)	(38,746)	6,427	16.6%
Total operating loss, excluding non-core expenses	$(4,849)	$(22,003)	$17,154	78.0%
NM = Not meaningful
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $17.2 million, consisting of lower operating income in IHT of $2.6 million, offset by increases in operating income from MS, Quest Integrity, and corporate and shared support services of $4.8 million, $8.5 million, and $6.4 million, respectively. The higher operating income in Quest Integrity reflects recovery of the downstream and pipeline energy markets. The operating income increase in MS was largely attributable to ramp up in activity from customers in valve business and Canada. The operating income increase from corporate and shared support services improved due to staff reductions and other cost efficiency projects.
Interest expense, net. Interest expense, net increased $18.1 million, or 95.2%, from the prior year period primarily due to higher outstanding debt, higher interest rate paid on paid-in-kind interest, and accelerated amortization of deferred financing costs, debt and warrant discounts and debt issuance costs. Due to the various maturity trigger events, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was shortened to reflect the accelerated maturity dates. This resulted in an additional $4.6 million in amortization charges during the six months ended June 30, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion. Additionally, due to the debt extinguishment of the Citi Credit Agreement on February 11, 2022, during the three months ended March 31, 2022, the Company recognized interest expense of $2.7 million of related deferred financing costs previously capitalized.

Other income (expense), net. Other income (expense) improved $6.2 million from the prior year period primarily due to gains on the sale of equipment and inventory of $3.5 million, $0.9 million related to insurance proceeds from a natural disaster claim, and $0.4 million from pension gain, partially offset by higher foreign currency transaction losses realized in the prior year period. Foreign currency transaction losses in the current year period reflect the effects of fluctuations in the U.S. Dollar relative to the currencies to which we have exposure.

Taxes. The provision for income tax was $2.1 million on the pre-tax loss from continuing operations of $51.9 million in the current year-to-date compared to income tax expense of $0.5 million on the pre-tax loss of $51.3 million in the in the prior year-to-date period. The effective tax rate was a provision of 4.1% for the six months ended June 30, 2022, compared to a provision of 1.0% for the six months ended June 30, 2021. The effective tax rate change from the prior year quarter compared to the current year quarter is due to an increase in the valuation allowance.
Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the condensed consolidated financial information including adjusted net income (loss); adjusted net income (loss) per diluted share, earnings before interest and taxes (“EBIT”); adjusted EBIT (defined below); adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a GAAP basis.
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation, and other non cash costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted Net Income (Loss):
Net loss	$(21,552)	$(17,493)	$(54,014)	$(51,784)
Professional fees and other[1]	4,693	688	10,036	1,834
Legal costs[2]	1,200	1,634	1,728	4,109
Severance charges, net[3]	1,020	301	2,370	2,348
Natural disaster insurance recovery	(872)	—	(872)	—
Tax impact of adjustments and other net tax items[4]	(2)	(40)	(6)	(63)
Adjusted net loss	$(15,513)	$(14,910)	$(40,758)	$(43,556)

Adjusted net loss per common share:
Basic and diluted	$(0.36)	$(0.48)	$(1.01)	$(1.41)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(21,552)	$(17,493)	(54,014)	$(51,784)
Provision (benefit) for income taxes	1,768	857	2,124	502
Gain on equipment sale	(1,170)	—	(3,483)	—
Interest expense, net	18,480	9,598	37,085	18,994
Professional fees and other[1]	4,693	688	10,036	1,834
Legal costs[2]	1,200	1,634	1,728	4,109
Severance charges, net[3]	1,020	301	2,370	2,348
Foreign currency (gain) loss[5]	754	1,218	569	2,341
Pension credit[6]	(190)	(174)	(393)	(347)
Natural disaster insurance recovery	(872)	—	(872)	—
Consolidated Adjusted EBIT	4,131	(3,371)	(4,850)	(22,003)
Depreciation and amortization
Amount included in operating expenses	4,333	5,036	8,912	10,550
Amount included in SG&A expenses	5,245	5,311	10,697	10,756
Total depreciation and amortization	9,578	10,347	19,609	21,306
Non-cash share-based compensation costs	565	2,138	(59)	4,468
Consolidated Adjusted EBITDA	$14,274	$9,114	$14,700	$3,771

Free Cash Flow:
Cash used in operating activities	$(3,385)	$(17,616)	$(53,391)	$(34,799)
Capital expenditures	(6,933)	(5,807)	(14,001)	(9,220)
Free Cash Flow	$(10,318)	$(23,423)	$(67,392)	$(44,019)
____________________________________
1    For the three and six months ended June 30, 2022, includes $4.7 million and $10.0 million, respectively, related to costs associated with the debt financing and corporate support costs. For the three and six months ended June 30, 2021, includes $0.7 million and $1.5 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
2    For the three and six months ended June 30, 2022, primarily relates to accrued legal matters. For the three and six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees.
3    For the three months ended June 30, 2022 includes $1.0 million primarily related to customary severance costs associated with staff reductions. For the six months ended June 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.1 million associated with severance across multiple corporate departments. For the three months and six months ended June 30, 2021, $0.3 million and $2.2 million, respectively, associated with the Operating Group Reorganization.
4    Represents the tax effect of the adjustments. Beginning in Q2 2021, we use the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21%.
5    Represents foreign currency losses primarily due to strengthening USD against EUR, GBP, CAN and AUD.
6    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$5,514	$7,395	$5,648	$7,759
Severance charges, net[1]	25	10	41	485
Adjusted EBIT	5,539	7,405	5,689	8,244
Depreciation and amortization	3,096	3,270	6,350	6,740
Adjusted EBITDA	$8,635	$10,675	$12,039	$14,984

MS
Operating income	$6,984	$2,328	$7,497	$2,443
Severance charges, net[1]	54	216	54	355
Adjusted EBIT	7,038	2,544	7,551	2,798
Depreciation and amortization	4,634	5,043	9,518	10,482
Adjusted EBITDA	$11,672	$7,587	$17,069	$13,280

Quest Integrity
Operating income (loss)	$8,014	$5,702	$14,218	$5,450
Severance charges, net[1]	12	42	12	251
Adjusted EBIT	8,026	5,744	14,230	5,701
Depreciation and amortization	569	710	1,146	1,422
Adjusted EBITDA	$8,595	$6,454	$15,376	$7,123

Corporate and shared support services
Net loss	$(42,031)	$(32,918)	$(81,398)	$(67,436)
Provision (benefit) for income taxes	1,768	857	2,124	502
Gain on equipment sale	(1,203)	—	(3,463)	—
Interest expense, net	18,480	9,598	37,085	18,994
Foreign currency (gain) losses[2]	754	1,218	569	2,341
Pension credit[3]	(190)	(174)	(393)	(347)
Professional fees and other[4]	4,693	688	10,036	1,834
Legal costs[5]	1,200	1,634	1,728	4,109
Severance charges, net[1]	929	33	2,263	1,257
Natural disaster insurance recovery	(872)	—	(872)	—
Adjusted EBIT	(16,472)	(19,064)	(32,321)	(38,746)
Depreciation and amortization	1,279	1,324	2,595	2,662
Non-cash share-based compensation costs	565	2,138	(59)	4,468
Adjusted EBITDA	$(14,628)	$(15,602)	$(29,785)	$(31,616)
___________________
1    For the three months ended June 30, 2022 includes $1.0 million primarily related to customary severance costs associated with staff reductions. For the six months ended June 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.1 million associated with severance across multiple corporate departments. For the three months and six months ended June 30, 2021, $0.3 million and $2.2 million, respectively, associated with the Operating Group Reorganization.
2    Represents foreign currency losses primarily due to strengthening USD against EUR, GBP, CAN and AUD.
3    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
4    For the three and six months ended June 30, 2022, includes $4.7 million and $10.0 million, respectively, related to costs associated with the debt financing and corporate support costs. For the three and six months ended June 30, 2021, includes $0.7 million and $1.5 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
5    For the three and six months ended June 30, 2022, primarily relates to accrued legal matters. For the three and six months ended June 30, 2021, primarily relates to accrued legal matters and other legal fees.

Liquidity and Capital Resources
General. Financing for our operations consists primarily of our ABL Credit Facility, Term Loan and our Subordinated Term Loan, and Notes (refer to Note - 11 Debt, for additional details). Our principal uses of cash are for working capital needs, capital expenditures and operations. We have suffered recurring operating losses related to unfavorable market conditions, including the impact of the COVID-19 pandemic and cost inflation related to supply chain disruptions. In response to the above, we evaluated the Company’s current liquidity resources within one year after the date of issuance of these condensed consolidated financial statements and determined there is substantial doubt about the Company’s ability to continue as a going concern (as further described in Note 1 - Summary of Significant Accounting Policies and Practices). Management is evaluating strategic alternatives, including potential asset sales, to address our near-term liquidity needs; and we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity to position the Company for improved cash flow generation from operations.
Our ability to maintain compliance with the financial covenants contained in the ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the current economic environment, including the COVID-19 pandemic, ongoing conflict in Ukraine and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.

We had approximately $24.5 million in available borrowing capacity, consisting of $4.5 million available under the ABL Credit Facility, $10.0 million available under the incremental delayed draw term loan (the “Delayed Draw Term Loans”), and $10.0 million available under the Subordinated Term Loan.

Recently Announced Asset Sale. On August 15, 2022, Team announced it executed a definitive purchase and sale agreement with Baker Hughes to sell Quest Integrity for $280.0 million, before customary post-closing adjustments. Post-closing, Team expects the net proceeds from the Quest Integrity Sale will be used to pay down debt and for general corporate purposes, thereby reducing the Company’s future debt service obligations and leverage and improving its liquidity and capital resources. Refer to Note 20 – Subsequent Events for additional details regarding this transaction.

Cash and cash equivalents. Our cash and cash equivalents at June 30, 2022 totaled $67.4 million, consisting of $41.1 million of unrestricted cash on hand and $26.3 million of restricted cash, pledged as cash collateral for letters of credit and other obligations. Additionally, $21.8 million of the $67.4 million of cash and cash equivalents was in foreign accounts, primarily in the Europe, Canada and Australia, including $1.5 million of cash located in countries where currency restrictions exist.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Cash flows provided by (used in):	2022	2021	% Change	2022	2021	% Change
Operating activities	$(3,385)	$(17,616)	81%	$(53,391)	$(34,799)	(53)%
Investing activities	(4,840)	(5,787)	16%	(8,882)	(9,171)	3%
Financing activities	22,820	20,858	(9)%	64,786	37,666	(72)%
Net change in cash and cash equivalents	$14,595	$(2,545)	NM	$2,513	$(6,304)	NM
NM - Not meaningful

Cash flows attributable to our operating activities. For the six months ended June 30, 2022, net cash used in operating activities was $53.4 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $54.0 million. The decline in cash generated from operations was driven by the net loss for the period, $38.0 million decline in working capital, a gain on disposal of assets of $3.5 million, deferred income taxes of $0.4 million, partially offset by amortization of debt issuance costs and debt discount and write off of deferred loan costs of $14.8 million, adjustments to depreciation and amortization of $19.6 million, and paid-in-kind interest of $10.0 million, resulted in negative operating cash flow.
For the six months ended June 30, 2021, net cash used by operating activities was $34.8 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $51.8 million for the period. Overall, the decline in cash generated from operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations which generated reduced revenue and receipts during the period. Partially offsetting the net loss for the period were adjustments of $25.5 million for depreciation and amortization and $4.5 million in non-cash compensation cost.
Cash flows attributable to our investing activities. For the six months ended June 30, 2022, net cash used in investing activities was $8.9 million, consisting primarily of $14.0 million of capital expenditures, partially offset by $5.1 million of cash proceeds from asset sales.
For the six months ended June 30, 2021, net cash used in investing activities was $9.2 million, primarily for capital expenditures.
Cash flows attributable to our financing activities. For the six months ended June 30, 2022, net cash provided by financing activities was $64.8 million consisting primarily of net borrowings under our ABL Credit Facility of $66.1 million and issuance of common stock amounting to $9.7 million cash proceeds from the Equity Issuance partially offset by $10.6 million in payments of debt issuance costs.
On February 11, 2022 we completed a capital structure refinancing, including the ABL Credit Facility which is a new $165.0 million credit facility, consisting of a $130.0 million revolving facility and a $35.0 million delayed draw term loan, plus an incremental $10.0 million of unsecured funding, and an additional $10.0 million equity investment.
For the six months ended June 30, 2021, net cash provided by financing activities was $37.7 million consisting primarily of net borrowings under our Citi Credit Agreement of $40.3 million partially offset by $2.3 million in payments of debt issuance costs.

Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2022 and 2021, the effect of foreign exchange rate changes on cash was a negative $0.4 million and a positive $0.1 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.

Capital Resources. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets are based upon our estimate of internally generated sources of cash, as well as cash on hand and the available borrowing capacity under our ABL Credit Facilities. We expect to finance our 2022 capital budget with cash flows from operations, cash on hand, proceeds from asset sales, and our credit facility. Actual capital expenditure levels may vary significantly due to many factors, including industry conditions; the prices and availability of goods and services; and the extent to which non-strategic assets are sold.

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. As discussed above, we will require additional financing to fund our operations for the next 12 months and beyond. However, we believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2022 operations and continue to meet our other obligations. See Note 1 - Summary of Significant Accounting Policies and Practices for further information.

Contractual Obligations. We have various contractual obligations in the normal course of our operations. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the contractual obligation disclosure since year-end 2021, see Note 11 - Debt for additional details regarding amendments to our debt agreements that were executed during the first quarter of 2022.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. Except for the item referenced below, there were no material changes to our critical accounting policies during the six months ended June 30, 2022.
ASU 2020-06 Adoption. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 11 - Debt, for additional details.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 - Summary of Significant Accounting Policies and Practices to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three and six months ended June 30, 2022, were $0.8 million and $0.6 million, respectively.
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. There were no foreign currency swap contracts outstanding during the three and six months ended June 30, 2022.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive loss were $5.5 million and $5.1 million for the three and six month periods ended June 30, 2022, respectively.
We had foreign currency-based revenues and operating income of approximately $144.5 million and $3.9 million, respectively, for the six months ended June 30, 2022. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $14.4 million and $0.4 million, respectively.
The ABL Credit Facility, Term Loan, and Corre Delayed Draw Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at June 30, 2022, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.9 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of June 30, 2022, the outstanding principal balance of the Notes was $95.2 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $92.2 million as of June 30, 2022, while the estimated fair value of the Notes was $90.9 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 11 - Debt, to the unaudited condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of June 30, 2022, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 16 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. Other than as noted below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended June 30, 2022.

The pending sale of Quest Integrity is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On August 15, 2022, the Company entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell Quest Integrity to Baker Hughes (the “Buyer”) for $280.0 million in cash, subject to certain customary adjustments as set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement provides that completion of the Transaction is subject to the satisfaction of customary closing conditions, including, among other things, obtaining certain required regulatory and third-party approvals. The Transaction is expected to close in fourth quarter of 2022.

There can be no assurance regarding the ultimate timing of the Transaction or that the Transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the Transaction, including but not limited to potential problems or delays in obtaining various regulatory approvals.

During the period leading to closing the Transaction, whether or not the Transaction is completed, the ongoing businesses may be adversely affected, including as a result of one or more of the following:

•the diversion of management’s attention from operating and growing the business as a result of the time and effort required to execute the Transaction;
•expenses incurred in connection with the Transaction, including the tax effects of the divestiture, in addition to legal, professional advisory and consulting fees to complete the sale and separation of the legal entities and business processes;
•challenges in separating the Quest Integrity business, including separating the assets and liabilities, infrastructure and personnel, potentially resulting in delays and additional costs in achieving the completion of the Transaction;
•disruptions to and potential adverse impacts on relationships with suppliers, customers and others with whom the Company does business; and
•potential negative reactions from the financial markets if the Company fails to complete the Transaction as currently expected.

If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments.

On June 17, 2022, we were notified by the NYSE that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that the Company's average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its shareholders' equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As required by the NYSE, the Company intends to timely notify the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, the Company has 45 days from receipt of the notice to submit a plan advising the NYSE of the definitive action(s) the Company has taken, or is taking, that would bring it into compliance with the minimum global market capitalization listing standard within 18 months of receipt of the written notice. The Company notified the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures on August 1, 2022 the Company submitted a plan advising the NYSE of the definitive actions the Company has taken and is taking, that would bring it into compliance with the minimum global market capitalization and minimum average closing share price listing standards within 18 months of receipt of the written notice. The NYSE will review the plan and, within 45 days of its receipt, determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards in the 18-month period. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 18-month period, subject to the Company’s compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan. There can be no assurances that the NYSE will accept the plan or that the Company will maintain compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

In addition, on July 13, 2022, the Company received notice by the NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading day period ending on the last trading day of such month. If we fail to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in the best interests of the Company and our shareholders, including potentially through the consummation of a reverse stock split, subject to Board of Director and shareholder approval. Although we anticipate that we will regain compliance with Section 802.01C of the NYSE Listed Company Manual within the cure period, the price of our common stock is influenced by many factors, many of which are beyond our control. There is no assurance that our efforts will be successful, nor is there any assurance that we will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K filed on December 2, 2011, incorporated herein by reference.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K filed on October 25, 2013, incorporated herein by reference).

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

10.1
Amendment No. 1 to Credit Agreement, dated as of May 6, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as Agent

10.2
Amendment No. 7 to Term Loan Credit Agreement, dated May 6, 2022, among Team, Inc., as Borrower, the financial institutions party thereto, the guarantors party thereto and Atlantic Park Strategic Capital Fund, L.P., as Agent

10.3	Amendment No. 6 to Subordinated Term Loan Credit Agreement, dated May 6, 2022, by and among Team, Inc., as Borrower, the lenders party thereto and Cantor Fitzgerald Securities, as Agent

10.4
Amendment No. 7 to Subordinated Term Loan Agreement, dated June 28, 2022, by and among the lenders party thereto, and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K, filed on June 30, 2022, incorporated by reference herein).

10.5(1)†	Project Bonus Letter for Robert Young (June 10 2022)

10.6†	Executive Retention Agreement for Bouchard André (May 20 2022)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	As permitted by Item 601(b)(10)(iv) Regulation S-K, certain portions of this exhibit have been redacted from the publicly filed document.
†	Management contract or compensation plan or arrangement.

Note: Unless otherwise indicated, documents incorporated by reference are located under Securities and Exchange Commission file number 001-08604.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 15, 2022	/S/ Keith D. Tucker
Keith D. Tucker Interim Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)