Form 10-Q
period 2022-09-30
TEAM INC
filed 2022-11-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 43,223,879 shares of common stock, par value $0.30, outstanding as of November 4, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$56,387	$55,193
Accounts receivable, net of allowance of $4,805 and $7,843, respectively	188,044	168,273
Inventory	36,992	35,375
Income tax receivable	—	4,289
Prepaid expenses and other current assets	65,877	56,063
Current assets associated with discontinued operations	88,670	83,096
Total current assets	435,970	402,289
Property, plant and equipment, net	138,497	145,480
Operating lease right-of-use assets	48,189	58,495
Intangible assets, net	78,580	88,318
Defined benefit pension asset	5,402	2,902
Other assets, net	7,051	9,060
Total assets	$713,689	$706,544
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,921	$44,056
Current portion of long-term debt and finance lease obligations	506,414	667
Current portion of operating lease obligations	13,328	15,412
Income taxes payable	1,549	—
Other accrued liabilities	116,477	111,736
Current liabilities associated with discontinued operations	19,375	16,396
Total current liabilities	692,064	188,267
Long-term debt and finance lease obligations	4,810	405,184
Operating lease obligations	39,144	47,617
Deferred income taxes	3,784	3,812
Other long-term liabilities	2,617	9,797
Total liabilities	742,419	654,677
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 60,000,000 shares authorized; 43,223,879 and 31,214,714 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12,962	9,359
Additional paid-in capital	445,839	444,824
Accumulated deficit	(448,647)	(375,584)
Accumulated other comprehensive loss	(38,884)	(26,732)
Total (deficit) equity	(28,730)	51,867
Total liabilities and equity	$713,689	$706,544
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$218,339	$197,879	$628,917	$591,043
Operating expenses	162,322	153,369	479,656	458,237
Gross margin	56,017	44,510	149,261	132,806
Selling, general and administrative expenses	57,746	60,444	184,174	182,624
Restructuring and other related charges, net	—	457	16	2,317
Goodwill impairment charge	—	55,837	—	55,837
Operating loss	(1,729)	(72,228)	(34,929)	(107,972)
Interest expense, net	(26,653)	(9,913)	(63,708)	(28,764)
Other income (expense)	3,227	(904)	9,664	(1,790)
Loss from continuing operations before income taxes	(25,155)	(83,045)	(88,973)	(138,526)
Provision for income taxes	(1,465)	(7,401)	(4,182)	(8,420)
Net loss from continuing operations	$(26,620)	$(90,446)	$(93,155)	$(146,946)
Discontinued operations:
Net income (loss) from discontinued operations, net of income tax	3,747	(736)	16,268	3,980
Net loss	$(22,873)	$(91,182)	$(76,887)	$(142,966)

Basic and diluted net loss per common share:
Loss from continuing operations	(0.62)	(2.92)	(2.25)	(4.75)
Income (loss) from discontinued operations	0.09	(0.02)	0.39	0.13
Total	$(0.53)	$(2.94)	$(1.86)	$(4.62)

Weighted-average number of shares outstanding:
Basic and diluted	43,224	30,980	41,388	30,933

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(22,873)	$(91,182)	$(76,887)	$(142,966)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(7,035)	(3,084)	(12,152)	(2,210)
Other comprehensive loss, before tax	(7,035)	(3,084)	(12,152)	(2,210)
Tax provision attributable to other comprehensive loss	—	691	—	536
Other comprehensive loss, net of tax	(7,035)	(2,393)	(12,152)	(1,674)
Total comprehensive loss	$(29,908)	$(93,575)	$(89,039)	$(144,640)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2021	31,215	$9,359	$444,824	$(375,584)	$(26,732)	$51,867
Adjustments for prior periods from adopting ASU 2020-06	—	—	(5,651)	3,824	—	(1,827)
Net loss	—	—	—	(32,462)	—	(32,462)
Issuance of common stock	11,905	3,572	6,196	—	—	9,768
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	2	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	43,122	$12,931	$444,747	$(404,222)	$(26,386)	$27,070
Net loss	—	$—	$—	$(21,552)	$—	$(21,552)
Issuance of Common Stock	102	31	(102)	—	—	(71)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,463)	(5,463)
Non-cash compensation	—	—	565	—	—	565
Balance at June 30, 2022	43,224	$12,962	$445,210	$(425,774)	$(31,849)	$549
Net Loss	—	$—	$—	$(22,873)	$—	$(22,873)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,035)	(7,035)
Non-cash compensation	—	—	629	—	—	629
Balance at September 30, 2022	43,224	$12,962	$445,839	$(448,647)	$(38,884)	$(28,730)
Balance at December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(34,291)	—	(34,291)
Foreign currency translation adjustment, net of tax	—	—	—	—	319	319
Non-cash compensation	—	—	2,330	—	—	2,330
Net settlement of vested stock awards	19	6	(107)	—	—	(101)
Balance at March 31, 2021	30,893	$9,263	$424,812	$(223,856)	$(27,359)	$182,860
Net loss	—	$—	$—	$(17,493)	$—	$(17,493)
Foreign currency translation adjustment, net of tax	—	—	—	—	400	400
Non-cash compensation	—	—	2,138	—	—	2,138
Net settlement of vested stock awards	86	26	(26)	—	—	—
Balance at June 30, 2021	30,979	$9,289	$426,924	$(241,349)	$(26,959)	$167,905
Net loss	—	$—	$—	$(91,182)	$—	$(91,182)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,393)	(2,393)
Non-cash compensation	—	—	1,108	—	—	1,108
Net settlement of vested stock awards	1	—	(1)	—	—	(1)
Balance at September 30, 2021	30,980	$9,289	$428,031	$(332,531)	$(29,352)	$75,437

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows (used in) provided by operating activities:
Net loss	$(76,887)	$(142,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,591	31,416
Write-off of deferred financing costs	2,748	—
Amortization of deferred financing costs, debt issuance costs, and debt warrant discounts	25,666	6,388
Paid-in-kind interest	15,464	—
Allowance for credit losses	(362)	1,985
Foreign currency losses	571	4,274
Deferred income taxes	382	5,083
(Gain) loss on asset disposals	(4,296)	17
Goodwill impairment charges	—	55,837
Non-cash compensation costs	571	5,576
Other, net	(3,469)	(3,629)
Changes in operating assets and liabilities:
Accounts receivable	(31,313)	(14,817)
Inventory	(3,076)	(334)
Prepaid expenses and other current assets	(7,048)	3,700
Accounts payable	(6,038)	6,012
Other accrued liabilities	5,911	5,321
Income taxes	6,220	276
Net cash used in operating activities	(46,365)	(35,861)
Cash flows used in investing activities:
Capital expenditures	(21,002)	(12,376)
Proceeds from disposal of assets	7,165	154
Net cash used in investing activities	(13,837)	(12,222)
Cash flows (used in) provided by financing activities:
Borrowings under ABL Credit Facility (Eclipse)	106,531	—
Payments under ABL Credit Facility (Eclipse)	(11,715)	—
Borrowings under Corre Delayed Draw Term Loans (ABL Credit Facility (Corre))	35,000	—
Borrowings under ABL Facility (Citibank), net	—	46,300
Borrowings under ABL Facility (Citibank), gross	10,300	124,700
Payments under ABL Facility (Citibank), gross	(72,300)	(125,900)
Payments for debt issuance costs	(13,609)	(2,899)
Issuance of common stock	9,696	—
Taxes paid related to net share settlement of share-based awards	—	(102)
Other	(615)	(356)
Net cash provided by financing activities	63,288	41,743
Effect of exchange rate changes on cash and cash equivalents	(1,373)	(1,274)
Net increase (decrease) in cash and cash equivalents	1,713	(7,614)
Cash and cash equivalents at beginning of period	65,315	24,586
Cash and cash equivalents at end of period	$67,028	$16,972
_________________
1        Condensed consolidated statements of cash flows include discontinued operations.

	September 30, 2022	September 30, 2021
Cash and cash equivalents from continuing operations	$56,387	$12,009
Cash and cash equivalents from discontinued operations	10,641	4,963
Total	$67,028	$16,972

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “we”, “our”, “us”, and “Team” are used in this report to refer to either Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.

We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. Prior to the sale of our Quest Integrity segment (“Quest Integrity”) as discussed below, we conducted operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. We currently conduct operations in two segments. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of scaling with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.

On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition Inc., a Texas corporation (“TQ Acquisition”), to Baker Hughes Holdings LLC (“Baker Hughes”) for an aggregate purchase price of approximately $279 million, reflecting certain estimated post-closing adjustments (the “Quest Integrity Transaction”), pursuant to that certain Equity Purchase Agreement by and among us and Baker Hughes, dated as of August 14, 2022 (the “Sale Agreement”). TQ Acquisition and its subsidiaries constituted Quest Integrity, which provided integrity and reliability management solutions for the process, pipeline and power sectors. In connection with the Quest Integrity Transaction, the credit support in the form of guarantees and liens on assets, as applicable, of TQ Acquisition and its subsidiaries in respect of our existing debt arrangements were released. We used approximately $238 million of the net proceeds from the Quest Integrity Transaction to pay down $225.0 million term debt and certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity.
As of September 30, 2022, the criteria for reporting Quest Integrity as a discontinued operation were met and, as such, all periods presented in this Form 10-Q have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging and laser scanning services.
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
Prior to its sale, Quest Integrity provided integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support. As referenced previously, Quest Integrity is now reported as discontinued operations.

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
Cares Act. Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we qualified to defer the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2021 we had $14.1 million of deferred employer payroll taxes outstanding and we paid $7.0 million of the deferred payroll taxes in January 2022. The remaining balance of $7.1 million is due at the end of 2022, and includes a $0.5 million balance due by discontinued operations. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As these other governments review compliance with their relief programs, we may be required to return a portion of these funds. During the three months ended September 30, 2022, we did not receive any related government subsidies. During the three months ended September 30, 2021, we recognized a $1.8 million and $0.3 million reduction to our operating expenses and selling, general and administrative expenses, respectively. We recognized a reduction of $0.6 million and $0.1 million to our operating expenses and our selling, general and administrative expenses, respectively, related to these programs during the nine months ended September 30, 2022, and $5.6 million and $1.0 million, respectively, during the nine months ended September 30, 2021 related to these programs.
Inflation. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company continues to monitor these situations and take appropriate actions. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases. We are carefully monitoring impacts from inflation, supply chain challenges and slowing economic conditions. For further information regarding the risks we face relating to inflation, see “Risk Factors - We may experience inflationary pressures in our operating costs and cost overruns on our projects” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Ukraine Conflict. The Company does not have employees or operations in Russia or Ukraine. Sanctions and other trade controls imposed by the United States (U.S.) and other governments in response to Russia’s military operations in Ukraine could impact our supply chain in future periods. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s sales, cost of procuring raw materials, or distribution costs in future periods.

Basis for presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.
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
Liquidity and Going Concern. These condensed consolidated financial statements have been prepared in accordance with GAAP and assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these unaudited condensed consolidated financial statements. Our ability to continue as a going concern is dependent on many factors, including among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Liquidity risk is the risk that we will be unable to meet our financial obligations as they become due. Our liquidity may be affected by improvements and declines in commodity prices, our segments’ operational performance, and our ability to access capital and credit markets.
We evaluated our liquidity within one year after the date of issuance of these unaudited condensed consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast, that current working capital, cash flow from operations, and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations, specifically with respect to the Notes described below, as they come due within one year after the date of issuance of these condensed consolidated financial statements.

Our 5.00% Convertible Senior Notes are due on August 1, 2023 (the “Notes”) and had a principal balance of $97.4 million as of September 30, 2022, which was subsequently reduced to $41.2 million as a result of the exchange transactions described in Note 12 - Debt.

We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending their maturity as well as other alternatives. However, there is no assurance that we will be able to execute a reduction, extension, or refinancing of the Notes or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date, as defined in the ABL Credit Agreement (as defined herein), and the Maturity Trigger Date as defined in the Term Loan Credit Agreement (as defined herein), collectively referred to as the “Trigger Date” was May 18, 2023, which has subsequently been amended to June 17, 2023, see to Note 12 - Debt for additional information. Therefore, the Notes balance must be paid down to $10.0 million by June 17, 2023, or the Company must have equivalent cash on hand to pay down the balance of the Notes to $10.0 million.
The failure to pay down the Notes by the Trigger Date would be an event of default under our Term Loan Credit Agreement (as defined herein), Subordinated Term Loan Credit Agreement (as defined herein), ABL Credit Facility, and Corre Delayed Draw Term Loan (as defined herein) since these instruments contain cross default provisions, resulting in these debt instruments becoming payable on demand. Refer to Note 12 - Debt for more information on the terms and maturity dates of our debt that may affect our future liquidity.
On October 4, 2022, we entered into Amendment No. 8 (“Amendment No. 8”) to the Subordinated Term Loan Credit Agreement (as defined below). See Note 12 - Debt for additional details.
On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes, as discussed above, for an aggregate purchase price of approximately $279 million, reflecting certain estimated post-closing adjustments, in accordance with the Sale Agreement. We used the net proceeds from the sale of Quest Integrity to pay down $225.0 million term debt and certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity.
On November 4, 2022, we entered into Amendment No. 9 (“Amendment No.9”) to the Term Loan Credit Agreement and Amendment No. 10 (“Amendment No. 10”) to the Subordinated Term Loan Credit Agreement. See Note 12 - Debt for additional details.

As of September 30, 2022, we are in compliance with our debt covenants. However, without the consummation of a refinancing transaction or agreement to extend the Notes maturity date, there is a risk that the Company could be, among other things, unable to make principal payments on the Notes to satisfy the Trigger Date provision, or will be unable to pay off convertible debt when it becomes due on August 1, 2023. Failure to pay down the principal on the Notes to $10.0 million by June 17, 2023, or pay it off at the maturity date on August 1, 2023 will result in an event of default and the associated cross defaults noted above under the Company’s other debt instruments.
As a result of our current financial resources and no guarantee that we will be able to obtain an extension or amend the financial covenants, substantial doubt exists that we have the ability to continue as a going concern. We are evaluating and will continue to explore strategic alternatives to a refinancing transaction or the reduction of the debt, including negotiating amendments to our credit facilities and the financial covenants contained therein, the sale of assets, or other alternative financing transactions. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
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
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of our ABL Credit Facility and Term Loans is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of our Notes as of September 30, 2022 and December 31, 2021 is $97.4 million and $84.0 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our ABL Credit Facilities, Atlantic Park Term Loan, Subordinated Term Loan and Notes, see Note 12 - Debt.
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
We assess goodwill for impairment at the reporting unit level, which we have determined to be the same as our operating segments. As of September 30, 2022 and December 31, 2021, there was no goodwill on the Company’s balance sheets related to continuing operations. The only segment with goodwill was Quest Integrity, which is included in discontinued operations.

If the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We test our goodwill for impairment annually on December 1 of each year and whenever we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. There was no goodwill impairment recorded for the nine months ended September 30, 2022. Goodwill impairment of $55.8 million was recorded for the three months and nine months ended September 30, 2021 in our continuing operations related to our MS operating segment.
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
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability deductible is $2.0 million per occurrence. For general liability claims, we have a deductible of $1.0 million and a self-insured retention of $5.0 million per occurrence. For medical claims, our self-insured retention is $0.4 million per individual claimant determined on an annual basis. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. The insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
For the three and nine months ended September 30, 2022 and 2021, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for the three and nine months ended September 30, 2022 and 2021, potential shares issuable upon the conversion of the Notes were excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information regarding our Notes and our share-based compensation awards, refer to Note 12 - Debt and Note 14 - Share-Based Compensation, respectively.

Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the condensed consolidated statements of cash flows and are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assets acquired under finance lease	$752	$611	$852	$1,017
Also, we had $1.4 million and $1.7 million of accrued capital expenditures as of September 30, 2022 and September 30, 2021, respectively, which are excluded from the condensed consolidated statements of cash flows until paid.
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
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. Our hedging program ended in October 2021. The impact from the foreign currency swap contracts was not material for the three and nine months ended September 30, 2021.
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
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation, including the separate presentation and reporting of discontinued operations. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Newly Adopted Accounting Standards
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening accumulated deficit balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 12 - Debt for impact on the adoption of this ASU as of January 1, 2022.
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

2. DISCONTINUED OPERATIONS

On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes for an aggregate purchase price of approximately $279 million, reflecting certain estimated post-closing adjustments, in accordance with the Sale Agreement. We used the net proceeds from the sale of Quest Integrity to pay down $225.0 million of term debt and certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity. Quest Integrity previously represented a reportable segment. Following the completion of the Quest Integrity Transaction, we now operate in two segments, IHT and MS. Refer to Note 1 – Summary of Significant Accounting Policies and Practices for additional details regarding the Quest Integrity Transaction.

Our condensed consolidated balance sheets and condensed consolidated statements of operations report discontinued operations separate from continuing operations. Our condensed consolidated statements of comprehensive loss, statements of equity and statements of cash flows combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is presented in the tables below.

The table below represents the reconciliation of the major line items consisting of pretax income from discontinued operations to the after-tax income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Major classes of line items constituting income (loss) from discontinued operations
Revenues	$29,441	$19,531	$88,704	$59,858
Operating expenses	(12,052)	(10,720)	(39,508)	(32,878)
Selling, general and administrative expenses	(8,832)	(7,109)	(26,422)	(19,531)
Restructuring and other related charges, net	—	—	—	(297)
Interest expense, net	(78)	(61)	(108)	(204)
Other expense	(2,675)	(856)	(4,934)	(1,964)
Income before income taxes from discontinued operations	5,804	785	17,732	4,984
Provision for income taxes	(2,057)	(1,521)	(1,464)	(1,004)
Net income (loss) from discontinued operations	$3,747	$(736)	$16,268	$3,980

The table below represents the reconciliation of the major classes of assets and liabilities of the discontinued operations to amounts presented separately in the condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Carrying amount of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$10,641	$10,122
Accounts receivable, net	25,640	20,499
Prepaid expenses and other current assets	8,077	3,805
Property, plant and equipment, net	17,131	15,879
Goodwill and intangible assets, net	25,311	26,823
Other classes of assets that are not major	1,870	5,968
Total assets associated with discontinued operations	$88,670	$83,096

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$1,923	$2,125
Other accrued liabilities	13,162	9,363
Operating lease obligations	1,812	2,368
Other classes of liabilities that are not major	2,478	2,540
Total liabilities associated with discontinued operations	$19,375	$16,396

The assets and liabilities in discontinued operations are measured at the lower of their carrying value and fair value less cost to sell. During the three months and nine months ended September 30, 2022, it was not necessary to write-down any assets or liabilities attributable to the disposal group in discontinued operations to fair value, less costs to sell. Quest Integrity had $0.02 million and $0.3 million of accrued capital expenditures as of September 30, 2022 and September 30, 2021, respectively, which are excluded from the condensed consolidated statements of cash flows until paid.
The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$1,143	$2,016

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$3,703	$2,365

3. REVENUE
In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”) we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations, and 5) recognize revenue when the performance obligations are satisfied.

Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We may act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contract transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year. Contracts generally include an assurance type warranty clause to guarantee that the services comply with agreed specifications. The warranty period typically is twelve months or less from the date of service.
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
Disaggregation of revenue. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$108,009	$2,303	$110,312	$98,812	$2,664	$101,476
MS	76,135	31,892	108,027	63,885	32,518	96,403
Total	$184,144	$34,195	$218,339	$162,697	$35,182	$197,879

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$312,928	$7,105	$320,033	$302,871	$7,206	$310,077
MS	217,749	91,135	308,884	189,234	91,732	280,966
Total	$530,677	$98,240	$628,917	$492,105	$98,938	$591,043
Operating segment and service type:

	Three Months Ended September 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$87,267	$19	$16,357	$6,669	$110,312
MS	—	106,776	125	1,126	108,027
Total	$87,267	$106,795	$16,482	$7,795	$218,339

	Three Months Ended September 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$80,553	$56	$11,928	$8,939	$101,476
MS	—	95,560	71	772	96,403
Total	$80,553	$95,616	$11,999	$9,711	$197,879

	Nine Months Ended September 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$255,419	$158	$45,983	$18,473	$320,033
MS	—	305,277	238	3,369	308,884
Total	$255,419	$305,435	$46,221	$21,842	$628,917

	Nine Months Ended September 30, 2021
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$244,374	$344	$42,650	$22,709	$310,077
MS	—	278,685	768	1,513	280,966
Total	$244,374	$279,029	$43,418	$24,222	$591,043
For additional information on our reportable operating segments and geographic information, refer to Note 18 - Segment and Geographic Disclosures.
Contract balances. The timing of revenue recognition, billings and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 1 - Summary of Significant Accounting Policies and Practices and Note 4 – Receivables for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts typically resulting from sales under fixed-price contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.

The following table provides information about trade accounts receivable, contract assets and contract liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Change
	(unaudited)
Trade accounts receivable, net[1]	$213,684	$188,772	$24,912
Contract assets[2]	$2,320	$1,602	$718
Contract liabilities[3]	$2,071	$313	$1,758
Trade accounts receivable, contract assets and contract liabilities - discontinued operations[4]	$30,000	$22,366	$7,634
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 4 - Receivables for details.
2    Portion of continued operations is included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheets.
3    Portion of continued operations is included in the “Other accrued liabilities” line of the condensed consolidated balance sheets.
4    The total of trade accounts receivable, contract assets, contract liabilities and net accounts receivable of discontinued operations, which is included in the respective lines above.
The $0.7 million increase in our contract assets from December 31, 2021 to September 30, 2022 is due to more fixed price contracts in progress at September 30, 2022 as compared to December 31, 2021. Contract liabilities increased by $1.8 million as of September 30, 2022. The increase is associated with contracts under which customers have paid all or a portion of the consideration in advance of the work being performed. Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance at December 31, 2021 was recognized as revenue by the nine months ended September 30, 2022.
Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs are to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and materials costs and generally relate to engineering and set-up costs incurred prior to the satisfaction of performance obligations. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2022 and December 31, 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As of September 30, 2022 and December 31, 2021, there were no material amounts of remaining performance obligations that are required to be disclosed. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.

4. RECEIVABLES
A summary of accounts receivable as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Trade accounts receivable	$171,908	$161,751
Unbilled receivables	47,642	35,933
Allowance for credit losses	(5,866)	(8,912)
Total	213,684	188,772
Accounts receivable, net - discontinued operations	(25,640)	(20,499)
Accounts receivable, net - continuing operations	$188,044	$168,273

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
We have also identified the following geographic regions in which to distinguish our trade receivables: the (i) United States, (ii) Canada, (iii) the European Union, (iv) the United Kingdom, and (v) other countries. These geographic regions are considered appropriate as they each operate in different economic environments with different foreign currencies, and therefore share similar economic risk characteristics. For each geographic region, we evaluate the historical loss information and determine credit-loss percentages to apply to each aging category and individual receivable with specific risk characteristics. We estimate future expected credit losses based on forecasted changes in gross domestic product and oil demand for each region.
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Balance at beginning of period	$8,912	$9,918
Expected credit loss adjustment[1]	(442)	2,193
Write-offs	(2,414)	(3,143)
Foreign exchange effects	(190)	(56)
Balance at end of period	5,866	8,912
Allowance for credit losses - discontinued operations	(1,061)	(1,069)
Allowance for credit losses - continuing operations	$4,805	$7,843
_________________
1        Includes $0.7 million and $0.5 million of recoveries on allowance for credit losses, for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively.

5. INVENTORY
A summary of inventory as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$8,811	$7,641
Work in progress	3,225	2,725
Finished goods	24,956	25,388
Total	36,992	35,754
Total inventory - discontinued operations	—	(379)
Total inventory - continuing operations	$36,992	$35,375

6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	17,506	12,645
Other current assets	17,448	8,223
Total	73,954	59,868
Prepaid and other current assets - discontinued operations	(8,077)	(3,805)
Prepaid and other current assets - continuing operations	$65,877	$56,063
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 10 - Other Accrued Liabilities. These receivables are covered by our third-party insurance providers for any litigation matter that has been settled, or pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets, receivables from third parties, and other non-trade related accounts receivables.
As of September 30, 2022 the other current assets include deferred financing cost amounting to $4.8 million due to all long-term debt now being classified as current. Historically these assets were presented in “other assets, net”, and comparative periods were not adjusted. Other current assets also include 1970 Group Inc. (“1970 Group”) deferred financing fees amounting to $2.9 million in connection with that certain Substitute Insurance Reimbursement Facility Agreement dated as of September 29, 2022 (the “Substitute Insurance Reimbursement Facility Agreement”), by and between us and 1970 Group (see Note 12 - Debt for additional details).

7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Land	$4,523	$5,743
Buildings and leasehold improvements	53,803	58,972
Machinery and equipment	298,327	306,366
Furniture and fixtures	11,301	11,642
Capitalized ERP system development costs	45,917	45,917
Computers and computer software	22,328	22,243
Automobiles	4,379	4,356
Construction in progress	27,678	16,565
Total	468,256	471,804
Accumulated depreciation	(312,628)	(310,445)
Property, plant and equipment, net	155,628	161,359
Property, plant and equipment, net - discontinued operations	(17,131)	(15,879)
Property, plant and equipment, net - continuing operations	$138,497	$145,480

Included in the table above are assets under finance leases of $7.0 million and $6.7 million, and accumulated amortization of $2.1 million and $1.6 million as of September 30, 2022 and December 31, 2021, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 was $5.5 million and $6.7 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $18.3 million and $21.0 million, respectively.

Assets sold and disposed of for the nine months ended September 30, 2022 and twelve months ended December 31, 2021 had a cost basis of $10.1 million and $2.8 million, respectively. The cost basis of $10.1 million for the nine months ended September 30, 2022 consisted of $5.8 million in machinery and equipment, $2.1 million in buildings, $1.3 million in land, $0.8 million in leasehold improvements and $0.1 million in other assets. The cost basis of $2.8 million for the twelve months ended December 31, 2021 consisted of $2.5 million in machinery and equipment, $0.2 million in vehicles and $0.1 million in other assets.

8. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022			December 31, 2021
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,400	$(97,362)	$77,038	$175,156	$(88,783)	$86,373
Non-compete agreements	5,288	(5,288)	—	5,503	(5,503)	—
Trade names	24,520	(22,417)	2,103	24,743	(22,252)	2,491
Technology	7,784	(6,998)	786	7,843	(6,885)	958
Licenses	827	(800)	27	850	(774)	76
Total	$212,819	$(132,865)	$79,954	$214,095	$(124,197)	$89,898
Intangible assets - discontinued operations	(19,468)	18,094	(1,374)	(20,186)	18,606	(1,580)
Intangible assets - continuing operations	$193,351	$(114,771)	$78,580	$193,909	$(105,591)	$88,318

Amortization expense of intangible assets for the three months ended September 30, 2022 and September 30, 2021 was $3.4 million and $3.4 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2022 and September 30, 2021 was $10.2 million and $10.5 million, respectively. Amortization expense for intangible assets is forecast to be approximately $13.1 million per year from 2022 through 2025.

The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of September 30, 2022 and December 31, 2021.

9. GOODWILL

We did not have any goodwill balance in our IHT or MS segments as of September 30, 2022 or December 31, 2021. See Note 1 - Summary of Significant Accounting Policies and Practices and Note 2 - Discontinued Operations for additional details as the remaining goodwill existed at Quest Integrity.

10. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Legal and professional accruals	$47,475	$46,762
Payroll and other compensation expenses	50,101	44,284
Insurance accruals	6,820	7,314
Property, sales and other non-income related taxes	6,701	8,018
Accrued commission	1,481	1,111
Accrued interest	8,070	6,469
Other	8,991	7,141
Total	$129,639	$121,099
Other accrued liabilities - discontinued operations	(13,162)	(9,363)
Other accrued liabilities - continuing operations	$116,477	$111,736
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 17 - Commitments and Contingencies. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 6 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accrued liabilities include items such as contract liabilities and other accrued expenses.

11. INCOME TAXES
We recorded an income tax provision of $1.5 million and $4.2 million for the three and nine months ended September 30, 2022 compared to a provision of $7.4 million and $8.4 million for the three and nine months ended September 30, 2021. The effective tax rate, inclusive of discrete items, was a provision of 5.8% for the three months ended September 30, 2022, compared to a provision of 8.9% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, our effective tax rate, inclusive of discrete items, was a provision of 4.7%, compared to a provision of 6.1% for the nine months ended September 30, 2021. The effective tax rate differed from the statutory tax rate due to an increase in the valuation allowance in certain jurisdictions. The effective tax rate in the prior year was also impacted by the tax benefits recognized related to the CARES Act.
The substantial doubt about the Company’s ability to continue as a going concern basis casts doubt on our ability to estimate and generate future income. The lack of going concern basis applicable for our third quarter financial statements generally requires a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing timing differences or taxable income in carryback years. While several subsidiaries have historically been profitable and for which future income was a material factor in assessing the realizability of their deferred tax assets, the substantial doubt about the Company’s ability to continue on a going concern basis casts doubt on our ability to generate future income. As a result, the Company included a charge of $0.8 million in income tax expense for the valuation allowance required to offset the remaining net deferred tax assets. The $0.8 million charge is primarily attributable to our Germany and Canada subsidiaries. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

12. DEBT
For the period ended September 30, 2022, debt with original maturities greater than one year are classified as current due to the Trigger Date provision. This provision did not impact classification of debt for the period ended December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion. Team’s current and long-term debt obligations consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
ABL Facilities	$129,816	$62,000
Atlantic Park Term Loan	234,443	214,191
Subordinated Term Loan	46,132	36,358
Total	$410,391	$312,549
Notes[1]	95,125	87,662
Finance lease obligations[2]	5,708	5,640
Total debt and finance lease obligations	$511,224	$405,851
Current portion of long-term debt and finance lease obligations	(506,414)	(667)
Total long-term debt and finance lease obligations, less current portion	$4,810	$405,184
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
2        Excludes finance lease obligations associated with discontinued operations.

ABL Facilities

On February 11, 2022, we entered into a new credit agreement with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, the “ABL Credit Agreement”). Available funding commitments to us under the ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Corre Delayed Draw Term Loans”) provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “ABL Credit Facility”). The proceeds of the loans under the ABL Credit Facility were used to, among other things, pay off the amounts owed under that certain asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Citi Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which was repaid and terminated in full on February 11, 2022. The ABL Credit Facility matures, and all outstanding amounts become due and payable on February 11, 2025. However, the ABL Credit Facility is subject to the Trigger Date as noted above in Note 1 - Summary of Significant Accounting Policies and Practices.

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”) or a LIBOR rate, plus an applicable margin, as defined in the ABL Credit Agreement. The interest rate at September 30, 2022 was 7.21% for Eclipse and 12.56% for the Corre Delayed Draw Term Loans.

Direct and incremental costs associated with the issuance of the ABL Credit Facility were approximately $8.3 million and were capitalized as deferred financing costs. These costs are being amortized on a straight-line basis over the term of the ABL Credit Facility. Unamortized deferred financing cost amounted to $4.8 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively. Additionally, the amortization period for deferred financing costs and debt discounts and issuance cost was updated to reflect the revised maturity date associated with the Trigger date provision and the related reclassification of debt as current. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

At September 30, 2022, Team had $94.8 million outstanding under the Revolving Credit Loans and $35.0 million outstanding under the Corre Delayed Draw Term Loans. As of September 30, 2022, subject to the applicable sublimit and other terms and conditions, the remaining $1.9 million of available commitments under the ABL Credit Facility was available for loans or for issuance of new letters of credit. There were $8.9 million outstanding in letters of credit, which is off-balance sheet.

Amendments in 2022: On May 6, 2022, we entered into the ABL Credit Agreement Amendment No. 1 which, among other things, modified the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement and Note 1 - Summary of Significant Accounting Policies and Practices) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the Notes was 75 days prior to their maturity date rather than 120 days or May 18, 2023, by which date, the Notes balance must be paid down to $10.0 million, or the Company must have equivalent cash on hand to pay down the Notes to $10.0 million.

In connection with the Quest Integrity Transaction, on November 1, 2022, we, the guarantors party thereto, the lender parties thereto and Eclipse, as agent, entered into Amendment No. 2 to the ABL Credit Agreement (“ABL Credit Agreement Amendment No. 2”) which, among other things, (i) modified the Maturity Reserve Trigger Date (as defined in the ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the Notes is 45 days prior to the maturity date of the Notes rather than 75 days, or June 17, 2023, and (ii) made certain modifications to negative covenants and mandatory prepayment provisions.

Atlantic Park Term Loan

On December 18, 2020, we entered into a certain Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), as lender (the “Term Loan Credit Agreement”), pursuant to which we borrowed a $250.0 million term loan (the “Term Loan” or the “Atlantic Park Term Loan”). The Term Loan was issued with a 3% original issuance discount, such that total proceeds received were $242.5 million. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the ABL Credit Facility, and we may under certain conditions, increase the Term Loan by an amount not to exceed $100.0 million. The Term Loan bears interest through maturity at a variable rate based upon, at our option, an annual rate of either a Base rate or a LIBOR rate, plus an applicable margin. The effective interest rate on the Term Loan at September 30, 2022 and December 31, 2021 was 25.72% and 20.90%, respectively. At September 30, 2022, the effective interest consisted of 10.24% variable interest rate and an additional 15.48% due to the acceleration of the debt issuance costs triggered by the substantial doubt about the ability of the Company to continue as a going concern. At December 31, 2021, the effective interest consisted of 8.5% variable interest rate and an additional 12.4% due to the acceleration of the debt issuance costs triggered by lack of going concern at September 30, 2021. The unamortized balances of debt discounts, warrant discount and debt issuance cost amounted to $23.4 million and $35.8 million at September 30, 2022 and December 31, 2021, respectively.

The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if the Notes have an aggregate principal amount outstanding of $10.0 million or more on the Trigger Date, in which case the Term Loan will become due on the Trigger Date. The debt is classified as current due to the Trigger Date noted above.

Amendments in 2022: On February 11, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Credit Agreement. The Sixth Amendment, among other things, (i) permitted the entry into the ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permitted certain asset sales and required certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants such that the maximum net leverage ratio of 7.00 to 1.00 would not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.

On May 6, 2022, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Term Loan Credit Agreement. The Seventh Amendment, among other things, (i) modified the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to their maturity date instead of 120 days prior to their maturity date, and (ii) amended the financial covenants such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 be increased from 7.00 to 1.00 to 12.00 to 1.00.

In connection with the Quest Integrity Transaction, on November 1, 2022, we, the guarantors party thereto, the lenders party thereto and APSC, as agent for the lenders and secured parties, entered into Amendment No. 8 to the Term Loan Credit Agreement (“Term Loan Amendment No. 8”) which, among other things, (i) modified mandatory prepayment requirements to allow us to retain up to $26.0 million of proceeds in connection with the Quest Integrity Transaction, subject to certain limitations, (ii) modified the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 45 days prior to the maturity date of the Notes rather than 75 days, or June 17, 2023, and (iii) made certain modifications to negative covenants and mandatory prepayment provisions.

On November 4, 2022, we entered into Amendment No. 9 to the Term Loan Credit Agreement. Such amendment amended the financial covenant to provide relief from the maximum net leverage ratio covenant thereunder such that it is not tested until the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.

Subordinated Term Loan

On November 9, 2021, we entered into a credit agreement the (“Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC, as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2026 and the date that is two weeks later than the maturity or full repayment of the Term Loan. The stated interest rate on the Subordinated Term Loan is 12% which is payable in the form of paid-in-kind interest (“PIK Interest”). Effective interest rate at September 30, 2022 and December 31, 2021 was 46.79% and 19.73%, respectively. At September 30, 2022, the effective interest consisted of 12% stated interest and and additional 34.79% due to the acceleration of the debt issuance costs triggered by the substantial doubt about the ability of the Company to continue as a going concern. At December 31, 2021, the effective interest consisted of 12% stated interest and an additional 7.73% due to the acceleration of the debt issuance costs triggered by lack of going concern at September 30, 2021. The unamortized debt issuance cost amounted to $9.0 million and $13.9 million at September 30, 2022 and December 31, 2021, respectively.
Amendments in 2022. On February 11, 2022, we entered into Amendment No. 5 to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that, among other things, provided for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022 (as amended by Amendment No. 7 as described further below).
On May 6, 2022, we entered into Amendment No. 6 to the Subordinated Term Loan Credit Agreement (the “Corre Amendment 6”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. The Corre Amendment 6, among other things, amended the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarters ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.

On June 28, 2022, we entered into Amendment No. 7 to the Subordinated Term Loan Credit Agreement with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that, among other things, extended the availability date for the additional commitment of $10.0 million in subordinated delayed draw term loans from July 1, 2022 to October 31, 2022.
On October 4, 2022, we entered into Amendment No. 8 to the certain Subordinated Term Loan Credit Agreement,with the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent pursuant to which, among other things, we increased the total principal amount outstanding under the Subordinated Term Loan Credit Agreement to approximately $112.7 million to give effect to the exchange described below. In addition, Amendment No. 8 extended the availability date for the additional commitment under the Subordinated Term Loan Credit Agreement of $10.0 million in subordinated delayed draw term loans from October 31, 2022 to December 31, 2022. See Convertible Notes below for impact of the amendment to the Notes outstanding.

On November 1, 2022, we, as borrower, the guarantors party thereto, the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent entered into Amendment No. 9 (the “Subordinated Term Loan Amendment No. 9”) to the Subordinated Term Loan Credit Agreement. Subordinated Term Loan Amendment No.9, among other things, (i) modified the mandatory prepayment requirements to allow us to retain up to $26.0 million of proceeds in connection with the Quest Integrity Transaction, subject to certain limitations and (ii) made certain modifications to negative covenants and mandatory prepayment provisions.

On November 4, 2022, we entered into Amendment No.10 to the Subordinated Term Loan Credit Agreement. Such amendment amended the financial covenant to provide relief from the maximum net leverage ratio covenant thereunder such that it is not tested until the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.
Warrants
On December 18, 2020, in connection with the execution of the Term Loan Credit Agreement, we issued to APSC warrants to purchase up to 3,582,949 shares of our common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”). In connection with execution of the Subordinated Term Loan Credit Agreement and Third Amendment, on November 9, 2021, we entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the Existing Warrant was amended and restated to provide for the purchase of up to 4,082,949 shares of our common stock (which includes 500,000 of the shares of common stock issuable pursuant to warrants issued to APSC on November 8, 2021, providing for the purchase of an aggregate of 1,417,051 shares of our common stock) and to reduce the exercise price to $1.50 per share. As of September 30, 2022 no warrants have been exercised.
Subscription Agreement
In connection with the transactions contemplated by the ABL Credit Agreement, Corre agreed to provide the Company with incremental financing (the “Incremental Financing”), totaling approximately $55.0 million, consisting of (i) $35.0 million of Delayed Draw Term Loans under the ABL Credit Facility as discussed above; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through an issuance of 11,904,762 shares (the “PIPE Shares”) of our common stock to Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (collectively, the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”). In connection with the Incremental Financing and Equity Issuance, on February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with the Corre Holders, pursuant to which the Company issued and sold the PIPE Shares to the Corre Holders on February 11, 2022.
Pursuant to and subject to the terms and conditions of the Subscription Agreement, our Board of Directors (the “Board”) was required to create a vacancy for one qualified nominee of the Corre Holders to the Board, who shall be designated by the Corre Holders and qualify as an independent director (a “Board Nominee”), and the Board is required to appoint such initial Board Nominee as a Class II director within seven business days of the date of the Subscription Agreement. This nominee has been appointed to the Board and this condition will remain active as long as the Subscription Agreements remains outstanding.
Convertible Notes
In December 2020, we retired $136.9 million par value of our Notes, and as of September 30, 2022, the principal amount outstanding was $97.4 million. As of September 30, 2022 and December 31, 2021, the Notes were recorded in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Liability component:
Principal	$97,372	$93,130
Unamortized issuance costs	(1,378)	(916)
Unamortized discount	(869)	(4,552)
Net carrying amount of the liability component[1]	$95,125	$87,662

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$—	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
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

The following table sets forth interest expense information related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Coupon interest[1]	$1,624	$1,164	$4,801	$3,492
Amortization of debt discount and issuance costs	785	791	2,105	2,326
Total interest expense	$2,409	$1,955	$6,906	$5,818

Effective interest rate	10.28%	9.12%	10.28%	9.12%
_____________
1 Coupon interest for three and nine months ended September 30, 2022 includes PIK Interest of $1.1 million and $3.3 million, respectively. There was no PIK Interest included in the three and nine months ended September 30, 2021 coupon interest.
Amendments in 2022. On January 13, 2022, we entered into a supplemental indenture with Truist Bank, as trustee, (the “Supplemental Indenture”) to the indenture (the “Indenture”) governing the Notes to effect certain amendments (the “Amendments”) to the Indenture and to modify the Notes held by consenting holders (the “Consenting Holders”) of $52.0 million in aggregate principal amount of the Notes (such modified Notes, the “PIK Securities”). The Supplemental Indenture amends the Indenture to, among other things, allow for interest payable on the PIK Securities on February 1, 2022 to be PIK Interest and on subsequent interest payment dates to be payable, at the Company’s option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per annum in PIK Interest.
On October 4, 2022, we entered into an exchange agreement (the “Exchange Agreement”) by and among us and certain holders (collectively, the “Exchanging Holders”) of the Notes. The Exchanging Holders held Notes that paid interest, at our option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per annum in PIK Interest. Pursuant to the Exchange Agreement, we agreed to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of Notes beneficially owned by the Exchanging Holders for an equivalent increased principal amount of term loans (the “New Term Loans”) under the Subordinated Term Loan Credit Agreement. We entered into the Corre/AP Term Sheet (as defined in the Subordinated Term Loan Credit Agreement) on November 9, 2021 pursuant to which each of the Exchanging Holders had the right to exchange the Notes into New Term Loans and each Exchanging Holder exercised such right. Following the closing of the Exchange Agreement and Amendment No. 8, we have approximately $41.2 million in aggregate principal amount of Notes outstanding, which pay interest at a rate of 5.00% per annum entirely in cash.
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

The impact of adoption on our consolidated statements of operations for the nine months ended September 30, 2022 was primarily to decreased net interest expense by $0.8 million. This had the effect of decreasing our basic and diluted net loss per share of common stock attributable to common stockholders for the nine months ended September 30, 2022 by $0.01. The change in methodology by requiring the use of the if-converted method to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders did not have an impact on the diluted EPS as the shares of common stock issuable upon conversion were not included in the denominator because of the antidilutive effect.
1970 Group Substitute Insurance Reimbursement Facility

On September 29, 2022, we entered into the Substitute Insurance Reimbursement Facility Agreement with 1970 Group. Under this agreement, 1970 Group is able to extend credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $21.4 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance carriers for workers’ compensation, commercial automotive and/or general liability policies (the “Insurance Policies”).

Under the Substitute Insurance Reimbursement Facility Agreement, 1970 Group arranged for the issuance of letters of credit from financial institutions approved by the National Association of Insurance Commissioners. Such letters of credit arranged by the 1970 Group permit the return of certain existing letters of credit for our account that are outstanding for the purpose of supporting the Insurance Policies and that are required to be collateralized, thereby providing us increased liquidity in the amount of approximately $21.3 million. Under the Substitute Insurance Reimbursement Facility Agreement, we will be required to reimburse the 1970 Group for any draws made under the letters of credit within five business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement will terminate upon the earlier of (i) the expiration or termination of our Insurance Policies or (ii) September 29, 2023. This arrangement replaces our existing letters of credit. It allowed us to release $16.3 million out of a total of $25.7 million of restricted cash previously held as collateral for the replaced letters of credit as well as reduced the outstanding letters of credit under the ABL Credit Facility by $5.0 million thereby improving our liquidity.
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Reimbursement Facility, the letter of credit is treated as an off-balance sheet credit arrangement. The fees in the amount of $2.9 million paid by us are deferred and amortized over the term of the arrangement. As of September 30, 2022, unamortized balance in the amount of $2.9 million is included in other current assets.

Deferred Financing Costs, Debt and Warrant Discounts and Debt Issuance Cost
As referenced above, all debt with original maturities greater than one year are classified as current as of September 30, 2022 due to the Trigger Date provisions.
As of September 30, 2022 and December 31, 2021, capitalized deferred financing costs, inclusive of debt issuance costs and discounts, net of accumulated amortization, related to Team’s outstanding debt were $39.4 million and $58.0 million, respectively. Due to the Trigger Date provisions, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was updated to reflect the potential accelerated maturity dates. This resulted in additional amortization charges of $10.6 million and $15.2 million during the three and nine months ended September 30, 2022, respectively. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

Liquidity
At September 30, 2022, we had $30.7 million of unrestricted cash and cash equivalents and $25.7 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances at September 30, 2022 were $12.9 million, and approximately $1.6 million of cash is located in countries where currency restrictions exist. We had approximately $11.9 million in additional borrowing capacity, consisting of $1.9 million of availability under the ABL Credit Facility and $10.0 million available under the Subordinated Term Loan. Internationally, we have letters of credit outstanding in the amount of $0.3 million. Additionally, we have $1.6 million in Surety bonds outstanding and an additional $0.9 million in miscellaneous cash deposits securing leases or other required obligations. Our cash and cash equivalents at December 31, 2021 totaled $55.2 million, of which $4.1 million was restricted for interest due on the Atlantic Park Term Loan. Additionally, $14.2 million of the $55.2 million of cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia including $2.4 million of cash located in countries where currency restrictions exist. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
On November 1, 2022, the Company completed the sale of its Quest Integrity business to Baker Hughes for cash proceeds of approximately $279 million, reflecting certain estimated post-closing adjustments. The net proceeds to the Company (after payment of transaction related expenses and certain other fees) were approximately $270 million. The Company used approximately $238 million of the proceeds to pay down term debt and to pay certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes. As of November 4, 2022, we had consolidated cash and cash equivalents of $76.0 million, of which $6.8 million was restricted mainly as collateral for outstanding letters of credit and approximately $13.7 million of undrawn availability under its various credit facilities, resulting in total liquidity of $82.9 million.

13. LEASES
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
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease costs	$6,035	$6,784	$19,056	$21,044
Variable lease costs	1,057	1,503	3,958	4,106
Finance lease costs:
Amortization of right-of-use assets	237	155	498	467
Interest on lease liabilities	143	84	269	252
Total lease cost	7,472	8,526	23,781	25,869
Lease cost - discontinued operations	$126	$(472)	$(785)	$(1,169)
Lease cost - continuing operations	$7,598	$8,054	$22,996	$24,700

Other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Supplemental cash flow information:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,934	$6,226	$15,434	$17,569
Operating cash flows from finance leases	89	81	204	252
Financing cash flows from finance leases	295	119	615	356
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,343	721	2,697	9,304
Finance leases	752	611	852	1,017

Amounts recognized in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases:	(unaudited)
Operating lease right-of-use assets, continuing operations	$48,189	$58,495
Operating lease right-of-use assets, discontinued operations	1,872	2,205

Current portion of operating lease obligations, continuing operations	13,328	15,412
Current portion of operating lease obligations, discontinued operations	812	764

Operating lease obligations (non-current), continuing operations	39,144	47,617
Operating lease obligations (non-current), discontinued operations	1,000	1,604

Finance Leases:
Finance lease right-of-use assets, continuing operations	$4,909	$5,114
Finance lease right-of-use assets, discontinued operations	6	9

Current portion of finance lease obligations, continuing operations	898	667
Current portion of finance lease obligations, discontinued operations	2	2

Long-term finance lease obligations, continuing operations	4,810	4,973
Long-term finance lease obligations, discontinued operations	4	7

Weighted average remaining lease term:
Operating leases	5.8 years	6.0 years
Finance leases	9.1 years	10.0 years
Weighted average discount rate:
Operating leases	7.1%	6.8%
Finance leases	7.0%	6.4%

As of September 30, 2022, we have no material additional operating and finance leases that have not yet commenced. As of September 30, 2022, future minimum lease payments under non-cancellable leases (including short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
	(unaudited)	(unaudited)
2022 (Remainder of the year)	$5,774	$424
2023	15,146	1,197
2024	12,058	954
2025	8,711	667
2026	6,654	608
Thereafter	17,553	3,925
Total future minimum lease payments	65,896	7,775
Less: Interest	13,424	2,067
Present value of lease liabilities	$52,472	$5,708

14. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which the Board may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. At September 30, 2022, there were approximately 1.2 million restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of the Board at the time of grant and may vary.
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
Compensation expense related to share-based compensation totaled $0.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Compensation expense related to share-based compensation totaled $0.6 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. At September 30, 2022, $2.2 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.3 years.

Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors, which typically vests immediately. There were no stock awards granted to directors during the three and nine months ended September 30, 2022. Compensation expense related to stock units and director stock grants totaled $1.8 million and $3.6 million for the nine months ended September 30, 2022 and 2021.
Transactions involving our stock units and director stock grants for the nine months ended September 30, 2022 are summarized below:

	Nine Months Ended September 30, 2022
	(unaudited)
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	804	$7.27
Changes during the period:
Granted	525	$1.30
Vested and settled	(135)	$7.16
Forfeited and cancelled	(101)	$6.95
Stock and stock units, end of period	1,093	$4.44
Performance stock units. We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2019 (the “2019 Awards”), in 2020 (the “2020 Awards”) and in 2021 (the “2021 Awards”) are subject to a two-year performance period and a concurrent two-year service period. There were no LTPSU awards granted during the three and nine months ended September 30, 2022. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2019 Awards vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte

Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. Compensation expense related to performance awards totaled a credit of $1.2 million and expense of $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Transactions involving our performance awards during the nine months ended September 30, 2022 are summarized below:

	Nine Months Ended September 30, 2022
	(unaudited)
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	684	$6.45	219	$9.91
Changes during the period:
Granted	—	—	—	—
Vested and settled	—	—	—	—
Cancelled	(653)	$6.04	(188)	$9.61
Performance stock units, end of period	31	$14.96	31	$11.69
_________________
1    Performance units with variable payouts are shown at target level of performance.
Stock Options. We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the periods ended September 30, 2022 or December 31, 2021. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
No stock options were granted during the nine month periods ended September 30, 2022 or September 30, 2021, and no options were exercised, a total of 7,210 options cancelled during the period consisting of 434 forfeited, and 6,776 expired during the nine month period ended September 30, 2022. Approximately 10,000 options were exercisable at September 30, 2022 with a weighted-average remaining contractual life of 0.8 years, and a weighted-average exercise price of $35.59.

15. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$358	$322	1,171	$970
Expected return on plan assets	(533)	(504)	(1,744)	(1,515)
Amortization of prior service cost	7	9	23	26
Net periodic pension credit	$(168)	$(173)	$(550)	$(519)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 2.1% overall, 4.6% for equities and 1.4% for debt securities. We expect to contribute $3.9 million to the U.K. Plan for 2022, of which $2.7 million has been contributed through September 30, 2022.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	(unaudited)					(unaudited)
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(23,287)	$—	$(3,277)	$(169)	$(26,732)	$(23,045)	$2,988	$(8,021)	$400	$(27,678)
Other comprehensive loss	(12,152)	—	—	—	(12,152)	(2,210)	—	—	536	(1,674)
Balance, end of period	$(35,439)	$—	$(3,277)	$(169)	$(38,884)	$(25,255)	$2,988	$(8,021)	$936	$(29,352)

The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	(unaudited)			(unaudited)
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(12,152)	—	$(12,152)	$(2,210)	$536	$(1,674)
Total	$(12,152)	$—	$(12,152)	$(2,210)	$536	$(1,674)

17. COMMITMENTS AND CONTINGENCIES
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
In November 2021, the parties agreed in principle to settle all claims in this litigation and all parties entered into a formal settlement agreement in March 2022. As part of the settlement agreement, the parties have agreed to remand the case to the Los Angeles Superior Court for approval of the settlement. All class action settlements of this nature are subject to approval of the court, which can take several months after the final settlement agreement is executed by the parties. The parties anticipate court approval of the settlement agreement in the first quarter of 2023.
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. The allegations largely relate to spent film developing solutions generated through our mobile radiographic inspection services and the claims relate to the characterization and quantities of those wastes and related notices, reporting, training, and planning.
On February 9, 2022, TEAM and the EPA agreed to settle all the claims related to this matter and the formal settlement agreement was finalized in April 2022 with our agreement to pay penalties totaling $0.2 million.

Kelli Most Litigation - On November 13, 2018, Kelli Most filed a lawsuit against Team Industrial Services, Inc., individually and as a personal representative of the estate of Jesse Henson, in the 268th District Court of Fort Bend County, Texas (the “Most litigation”). The complaint asserted claims against Team for negligence resulting in the wrongful death of Jesse Henson. A jury trial commenced on this matter on May 4, 2021. On June 1, 2021, the jury rendered a verdict against Team for $222.0 million in compensatory damages. We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We intend to vigorously challenge the judgment through the appeal processes.
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
We believe the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability as of September 30, 2022, which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
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
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $44.0 million as of September 30, 2022, of which approximately $5.0 million is not covered by our various insurance policies.
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

18. SEGMENT AND GEOGRAPHIC DISCLOSURES

On November 1, 2022, we completed the Quest Integrity Transaction. As of September 30, 2022, the criteria for reporting Quest Integrity as a discontinued operation were met and, as such, all periods presented in this Form 10-Q have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.

ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments. Operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in two segments: IHT and MS. Historically Quest Integrity was a separate segment, but Quest Integrity is now part of discontinued operations, as referenced above.
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$110,312	$101,476	$320,033	$310,077
MS	108,027	96,403	308,884	280,966
Continuing operations total	$218,339	$197,879	$628,917	$591,043

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$7,390	$3,065	$13,038	$10,824
MS	7,655	(53,242)	15,152	(50,799)
Corporate and shared support services	(16,774)	(22,051)	(63,119)	(67,997)
Continuing operations total	$(1,729)	$(72,228)	$(34,929)	$(107,972)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,557	$1,454	$10,654	$6,625
MS	1,427	741	3,861	3,260
Corporate and shared support services	274	293	331	714
Continuing operations total	$4,258	$2,488	$14,846	$10,599
_____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,022	$3,148	$9,372	$9,888
MS	4,704	4,950	14,222	15,432
Corporate and shared support services	1,261	1,418	3,855	4,080
Continuing operations total	$8,987	$9,516	$27,449	$29,400
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three and nine months ended September 30, 2022 and 2021 is as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues[1]
United States	$173,890	$143,636	$497,236	$447,932
Canada	28,193	30,465	84,704	81,110
Europe	24,869	27,122	75,546	82,098
Other foreign countries	20,828	16,187	60,135	39,761
Total	$247,780	$217,410	$717,621	$650,901
Discontinued operations revenue	(29,441)	(19,531)	(88,704)	(59,858)
Total continuing operations revenue	$218,339	$197,879	$628,917	$591,043
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

19. SEVERANCE AND OTHER CHARGES

For the nine months ended September 30, 2022, we incurred severance charges of $3.0 million, which represents costs incurred in 2022 as a result of ongoing cost reduction efforts.
A rollforward of our accrued severance liability associated with our ongoing cost reduction efforts is presented below (in thousands):

Nine Months Ended September 30, 2022
(unaudited)
Balance, beginning of period	$712
Charges	3,028
Payments	(1,952)
Balance, end of period	$1,788

20. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provided certain consulting services to the Company in connection with our former Interim Chief Financial Officer position and other corporate support costs. Effective June 12, 2022 the Interim Chief Financial Officer position ended as the Company named a permanent Chief Financial Officer. The Company paid $8.0 million in consulting fees to Alvarez & Marsal for the year ended December 31, 2021, and $6.4 million for the year to date period ended September 30, 2022.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and Atlantic Park to provide funding as described in Note 12 - Debt.

21. SUBSEQUENT EVENTS

On October 4, 2022, we entered into the Exchange Agreement to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of Notes owned by the Exchanging Holders for an equivalent increased principal amount of term loans. The principal balance of the convertible debt after the exchange is $41.2 million. Refer to Note 12 - Debt for additional information.

On November 1, 2022, we entered into ABL Credit Agreement Amendment No.2, Term Loan Amendment No.8 and Subordinated Term Loan Amendment No. 9. Refer to Note 12 - Debt for additional information.

On November 1, 2022, we entered into the Board Rights Agreement (the “Board Rights Agreement”) with APSC (in such capacity, the “Investor Representative”), pursuant to which the Investor Representative, acting on behalf of itself and its affiliates that beneficially own our common stock (such affiliates, together with the Investor Representative, the “Investors”), may, subject to common stock ownership thresholds and other terms provided in the Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of the Board and nominate an individual designated by the Investor Representative to serve on the Board (the “Investor Director”). The right to nominate the Investor Director is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances. The Investor’s rights under the Board Rights Agreement are a continuation of existing rights under the Term Loan Credit Agreement and that certain commitment letter (the “Commitment Letter”), dated as of November 9, 2021, by and among us, Corre Partners Management, LLC and APSC in the event obligations under the Term Loan Credit Agreement cease to be outstanding. The Investors are not permitted to designate, in the aggregate, more than one non-voting board observer and more than one Investor Director under the Board Rights Agreement, the Term Loan Credit Agreement and the Commitment Letter, provided that the Board Rights Agreement does not otherwise limit or impair any rights under the Commitment Letter and the Term Loan Credit Agreement.

In the event of the resignation, death or removal (for cause or otherwise) of the Investor Director from the Board, the Investor Representative, acting on behalf of the Investors, will have the right, but not the obligation, to designate a successor Investor Director to the Board to fill the resulting vacancy on the Board (and any applicable committee thereof), subject to certain qualification requirements specified in the Board Rights Agreement.

On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition, to Baker Hughes for an aggregate purchase price of approximately $279 million, reflecting certain estimated post-closing adjustments. Refer to Note 1 - Summary of Significant Accounting Policies for additional information.

On November 2, 2022, we received notice by the NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under our material debt or other agreements. Refer to the section entitled “We may not be able to meet the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information.
On November 4, 2022, we entered into Amendment No. 9 to the Term Loan Credit Agreement and Amendment No. 10 to the Subordinated Term Loan Credit Agreement. See Note 12 - Debt for additional details.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks include those disclosed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission, as well as, risks related to:

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
•if we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments;
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
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business; and
•acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.
General Description of Business
On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition, to Baker Hughes for an aggregate purchase price of approximately $279 million, reflecting certain estimated post-closing adjustments, pursuant to the Sale Agreement. TQ Acquisition and its subsidiaries constituted our Quest Integrity segment, which provided integrity and reliability management solutions for the process, pipeline and power sectors.

As of September 30, 2022, the criteria for reporting Quest Integrity as a discontinued operation were met and, as such, all periods presented in this Form 10-Q have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in two segments: IHT, MS. Prior to the sale of Quest integrity, we operated Quest Integrity as our third segment. Through the capabilities and resources in these segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of scaling with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced NDT services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating and thermal services, tank management solutions, and pipeline integrity solutions, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging and laser scanning services.
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
Prior to its sale, Quest Integrity provided integrity and reliability management solutions for the process, pipeline and power sectors. These solutions encompass two broadly-defined disciplines: (1) highly specialized in-line inspection services for historically unpiggable process piping and pipelines using proprietary in-line inspection tools and analytical software; and (2) advanced engineering and condition assessment services through a multi-disciplined engineering team and related lab support. As referenced previously, Quest Integrity is now reported as discontinued operations.
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
In January 2021, we announced a strategic reorganization (the “Operating Group Reorganization”). The new streamlined structure supports our global operations with greater focus on further improving operational and financial performance through three new operating groups: Inspection and Heat Treating Group (the “IHT Group”), Mechanical & Onstream Services group (the “MOS Group”) and Asset Integrity & Digital (the “AID Group”). The IHT Group, which is included in the IHT segment, is dedicated to growing its stable nested footprint as regulatory compliance requirements increase, expanding turnaround activity, and diversifying its end markets globally, such as through increased investment in the Aerospace business line. The MOS Group, which is included in the MS segment, continues to target turnarounds and capital projects, and improve performance, efficiency, and longevity of aging critical assets. The MOS Group is primed to grow with the industry recovery led by the high demand of maintenance and call-out work. The AID Group, which was included in our Quest Integrity segment, focuses on expanding mechanical and pipeline integrity, risk-based inspection, remote visual inspection, and digital platform. The AID Group is also dedicated to optimize our research and development activities, including product and technology development. Following the sale of our Quest Integrity segment, the remaining operations of our AID group are included in our IHT segment. These changes had no effect on our reportable segments: IHT and MS.

Significant Factors Impacting Results and Recent Developments

Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above and Part 1, Item 1A of our Annual Report on Form 10-K “Risk Factors” which includes items that have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain factors are described below.

COVID-19 Pandemic and Market Conditions Update. The lingering impact of COVID-19 had less effect on our workforce and operations during the third quarter of 2022, as well as the operations of our clients, suppliers and contractors. However, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, declines in economic growth, volatility in foreign currency exchange rates, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A of our Annual Report on Form 10-K “Risk Factors” for additional information.

Recent Financing Transactions. During 2022 the Company executed a number of amendments to its debt instruments, including amendments to our ABL Credit Facility, Subordinated Term Loan Credit Agreement, Term Loan Credit Agreement and entered into a new Substitute Insurance Reimbursement Facility Agreement. Refer to Note 12 - Debt to the unaudited condensed consolidated financial statements for additional details related to these amendments.

Listing Notices from NYSE. The Company’s share price and total market capitalization have fallen below NYSE listing standard thresholds and therefore the Company received the following notices of non-compliance from the NYSE.

•On June 17, 2022, the Company was notified by the NYSE that the Company was no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the fact that the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its shareholders’ equity was less than $50.0 million. The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company’s material debt or other agreements.

•As required by the NYSE, the Company notified the NYSE of its intent to cure the market capitalization and/or shareholders’ equity deficiency and restore its compliance with NYSE continued listing standards. In accordance with applicable NYSE procedures, on August 1, 2022 the Company submitted a plan advising the NYSE of the definitive actions the Company has taken and is taking that would bring it into compliance with NYSE continued listing standards within 18 months of receipt of the written notice. The NYSE accepted the plan and the Company’s common stock will continue to be listed and traded on the NYSE during the 18-month period from June 17, 2022, subject to the Company’s compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan. The Company can provide no assurances that it will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of its shares on the NYSE.

•On July 13, 2022, the Company was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual requiring listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period. However, on September 1, 2022, the Company was notified by the NYSE that it had regained compliance with the minimum share price requirement.

•On November 2, 2022, the Company was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual requiring listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company’s material debt or other agreements.

Results of Operations
The following is a comparison of our results of operations from continuing operations for the three months ended September 30, 2022 compared to September 30, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth the components of revenue and operating loss from our continuing operations for the three month period ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$110,312	$101,476	$8,836	8.7%
MS	108,027	96,403	11,624	12.1%
Total revenues	$218,339	$197,879	$20,460	10.3%
Operating income (loss):
IHT	$7,390	$3,065	$4,325	NM
MS	7,655	(53,242)	60,897	NM
Corporate and shared support services	(16,774)	(22,051)	5,277	23.9%
Total operating loss	$(1,729)	$(72,228)	$70,499	97.6%

Interest expense, net	(26,653)	(9,913)	(16,740)	NM
Other income (expense), net	3,227	(904)	4,131	NM
Loss before income taxes	$(25,155)	$(83,045)	$57,890	69.7%
Provision for income taxes	(1,465)	(7,401)	5,936	80.2%
Net loss from continuing operations	$(26,620)	$(90,446)	$63,826	70.6%
NM = Not meaningful

Revenues. Total revenues increased $20.5 million or 10.3% from the prior year quarter driven by increases in both operating segments of MS and IHT. Continuing operations revenues were impacted from foreign exchange negatively by $4.9 million and positively by $2.9 million during the three month period ended September 30, 2022 and 2021, respectively. IHT revenues increased by $8.8 million or 8.7% and MS revenue increased by $11.6 million or 12.1%. IHT segment’s revenue increased primarily due to higher turnaround, call out and nested activity in the United States and Canada compared to the prior year quarter. MS revenues increased primarily due to higher activity in our U.S. and Latin American operations related to leak repair, hot tapping services, and the U.S. valve business, partially offset by decreases in international revenue due to non-repeating project work in the United Kingdom.

Operating income (loss). Overall operating loss was $1.7 million in the current year quarter compared to an operating loss of $72.2 million in the prior year quarter. The overall decrease in operating loss is primarily attributable to our MS segment which experienced an increase in operating income of $60.9 million as compared to the prior year, primarily due to no impairments recorded for goodwill this quarter compared to a $55.8 million goodwill impairment that was recorded in the prior year quarter, a $0.8 million increase in the Canada business, a $0.5 million increase in the valve business, and realized efficiency gains in equipment centers, manufacturing, and engineering; partially offset by lack of COVID-19 related subsidies in the current quarter compared to the prior year quarter. IHT operating income increased by $4.3 million due to higher activity and revenue realization in the U.S. business and savings in overhead costs, partially offset by the completion of a Canadian customer contract in the current period, and COVID-19 related subsidies received in 2021 period, which were not received in 2022. Corporate operating loss decreased due to lower professional fees and legal costs in the current quarter compared to prior year quarter and lower overall costs due to the Company’s cost reduction efforts. In spite of our cost reduction efforts, we continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.
For the three months ended September 30, 2022 and 2021, operating loss includes net expenses totaling $2.8 million and $60.3 million, respectively, that we do not believe are indicative of our core operating activities, as detailed by segment in the table below (in thousands):

Expenses reflected in operating loss that are not indicative of our core operating activities (unaudited) (in thousands):
	IHT	MS	Corporate and shared support services	Total
Three Months Ended September 30, 2022
Professional fees and other[1]	$—	$—	$539	$539
Legal costs[2]	—	—	1,543	1,543
Severance charges, net[3]	150	35	485	670
Total	$150	$35	$2,567	$2,752
Three Months Ended September 30, 2021
Professional fees and other[1]	$—	$—	$1,273	$1,273
Legal costs[2]	—	—	2,736	2,736
Severance charges, net[3]	90	139	204	433
Goodwill impairment charge	—	$55,837	—	$55,837
Total	$90	$55,976	$4,213	$60,279
_________________
1    For the three months ended September 30, 2022, includes $0.5 million related to costs associated with the debt financing. For the three months ended September 30, 2021, consists primarily of professional fees and other costs for assessment of corporate and support cost structures.
2    For the three months ended September 30, 2022, primarily relates accrued legal matters. For September 30, 2021, primarily relates to accrued legal matters and legal fees.
3    For the three months ended September 30, 2022, $0.7 million primarily related to customary severance costs associated with staff reductions. For the three months ended September 30, 2021, primarily related to the Operating Group Reorganization.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%

Operating income (loss), excluding non-core expenses:
IHT	$7,540	$3,155	$4,385	NM
MS	7,690	2,734	4,956	NM
Corporate and shared support services	(14,207)	(17,838)	3,631	20.4%
Total operating income (loss), excluding non-core expenses	$1,023	$(11,949)	$12,972	NM
Excluding the impact of these identified non-core items in both periods, operating income increased by $13.0 million, consisting of higher operating income at IHT of $4.4 million, higher operating income at MS of $5.0 million, and a decrease in corporate and shared support services expenses of $3.6 million. See Operating income (loss) above for primary reasons for the changes during the period.

Interest expense, net. Interest expense increased by $16.7 million compared to the prior year quarter, primarily due to a $143.0 million increase in outstanding debt attributable to the debt financing executed during the quarter ended March 31, 2022 and accelerated amortization of deferred financing costs, debt and warrant discounts and debt issuance costs. Due to the various maturity trigger events, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was shortened to reflect the accelerated maturity dates. This resulted in an additional $10.6 million in amortization charges during the three months ended September 30, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
Other income (expense), net. Other income (expense), net improved $4.1 million from the prior year quarter expense of $0.9 million to a net gain of $3.2 million primarily due to foreign currency fluctuations and gain on disposal of assets in the current quarter.

Taxes. The provision for income tax was $1.5 million on the pre-tax loss from continuing operations of $25.2 million in the current year quarter, compared to a $7.4 million income tax provision on a pre-tax loss of $83.0 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 5.8% for the three months ended September 30, 2022, compared to a provision of 8.9% for the three months ended September 30, 2021. The effective tax rate change from the prior year quarter compared to the current year quarter is due to an increase in the valuation allowance.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following is a comparison of our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The components of revenue and operating income (loss) from our continuing operations consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$320,033	$310,077	$9,956	3.2%
MS	308,884	280,966	27,918	9.9%
Total revenues	$628,917	$591,043	$37,874	6.4%
Operating income (loss):
IHT	$13,038	$10,824	$2,214	20.5%
MS	15,152	(50,799)	65,951	NM
Corporate and shared support services	(63,119)	(67,997)	4,878	7.2%
Total operating loss	$(34,929)	$(107,972)	$73,043	67.6%

Interest expense, net	(63,708)	(28,764)	(34,944)	NM
Other income (expense), net	9,664	(1,790)	11,454	NM
Loss before income taxes	$(88,973)	$(138,526)	$49,553	35.8%
Provision for income taxes	(4,182)	(8,420)	4,238	50.3%
Net loss from continuing operations	$(93,155)	$(146,946)	$53,791	36.6%

Revenues. Total revenues increased $37.9 million or 6.4% from the prior year period, with all segments seeing increases compared to prior year period. IHT revenues increased by $10.0 million and MS revenue increased by $27.9 million. Continuing operations revenues were impacted from foreign exchange negatively by $8.5 million and positively by $13.4 million during the nine months period ended September 30, 2022 and 2021, respectively. IHT segment year to date revenue increased 3.2%, compared to the prior year period, which was primarily driven by increases in U.S. business activity partially offset by decreases in Canada and international locations. MS segment revenue increased 9.9% compared to the prior year period, due to increases in the U.S. market activities, primarily from increases in leak repair and hot tap services as well as the domestic valve business.

Operating loss. Overall operating loss was $34.9 million in the current year period compared to an operating loss of $108.0 million in the prior year period. The overall improvement in operating loss is attributable to the 2021 period including a MS goodwill impairment charge of $55.8 million with no such charge in the 2022 period, improvement in the valve business of $2.5 million, a $2.3 million increase in Canadian business and cost improvements in machinery, engineering and equipment centers. IHT experienced an increase in operating income due to an increase in U.S. income offset by a decline in the Canadian business. Corporate operating loss decreased due to cost reductions, lower non-cash compensation cost and lower legal expense, partially offset by higher professional fees in 2022.
For the nine months ended September 30, 2022 and 2021, operating loss includes net expenses totaling $16.9 million and $68.3 million, respectively, that we do not believe are indicative of our core operating activities as they relate to one time or non-reoccurring items, as detailed by segment in the table below (in thousands):

Expenses reflected in operating loss that are not indicative of our core operating activities (unaudited) (in thousands):
	IHT	MS	Corporate and shared support services	Total
Nine Months Ended September 30, 2022
Professional fees and other[1]	$—	$—	$10,576	$10,576
Legal costs[2]	—	—	3,271	3,271
Severance charges, net[3]	192	89	2,747	3,028
Total	$192	$89	$16,594	$16,875
Nine Months Ended September 30, 2021
Professional fees and other[1]	$—	$—	$3,107	$3,107
Legal costs[2]	—	—	6,845	6,845
Severance charges, net[3]	575	494	1,461	2,530
Goodwill impairment charge	$—	$55,837	$—	$55,837
Total	$575	$56,331	$11,413	$68,319
_________________
1    For the nine months ended September 30, 2022, includes $8.4 million related to costs associated with the debt financing and $2.1 million of corporate support costs. For the nine months ended September 30, 2021, includes $1.7 million of costs associated with the Operating Group Reorganization (exclusive of restructuring costs) and $0.3 million of costs associated with the OneTEAM program (exclusive of restructuring costs).
2    For the nine months ended September 30, 2022, primarily relates to accrued legal matters. For the nine months ended September 30, 2021, primarily relates to accrued legal matters and legal fees.
3    For the nine months ended September 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.7 million associated with severance across multiple corporate departments. For the nine months ended September 30, 2021, includes $2.6 million associated with the Operating Group Reorganization and $0.2 million associated with other severances.

The detail of operating income (loss) excluding non-core expenses are as follows (unaudited) (in thousands):
	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%

Operating income (loss), excluding non-core expenses:
IHT	$13,230	$11,399	$1,831	16.1%
MS	15,241	5,532	9,709	NM
Corporate and shared support services	(46,525)	(56,584)	10,059	17.8%
Total operating loss, excluding non-core expenses	$(18,054)	$(39,653)	$21,599	54.5%
NM = Not meaningful
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $21.6 million, consisting of higher operating income in IHT of $1.8 million, and improvements in operating income from MS and corporate and shared support services of $9.7 million, and $10.1 million, respectively. See Operating income (loss) above for primary reasons for the changes during the period.
Interest expense, net. Interest expense, net increased $34.9 million from the prior year period primarily due to higher outstanding debt, higher interest rate paid on PIK Interest, and accelerated amortization of deferred financing costs, debt and warrant discounts and debt issuance costs. Due to the various maturity trigger events, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was shortened to reflect the accelerated maturity dates. This resulted in an additional $15.2 million in amortization charges during the nine months ended September 30, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion. Additionally, due to the debt extinguishment of the Citi Credit Agreement on February 11, 2022, during the three months ended March 31, 2022, the Company recognized interest expense of $2.7 million related to deferred financing costs previously capitalized.
Other income (expense), net. Other income (expense) improved net $11.5 million from the prior year period primarily due to foreign currency fluctuations, gains on disposal of assets, and insurance proceeds received from a natural disaster claim.

Taxes. The provision for income tax was $4.2 million on the pre-tax loss from continuing operations of $89.0 million in the current year-to-date compared to income tax expense of $8.4 million on the pre-tax loss of $138.5 million in the in the prior year-to-date period. The effective tax rate was a provision of 4.7% for the nine months ended September 30, 2022, compared to a provision of 6.1% for the nine months ended September 30, 2021. The effective tax rate change from the prior year quarter compared to the current year quarter is due to an increase in the valuation allowance.

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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill and other impairment charges and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation, and other non-cash costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with our past integration and transformation program, costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, restructuring charges, certain severance charges, goodwill and other impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA from our continuing operations to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted Net Loss from continuing operations:
Net loss from continuing operations	$(26,620)	$(90,446)	$(93,155)	$(146,946)
Professional fees and other[1]	539	1,273	10,576	3,107
Legal costs[2]	1,543	2,736	3,271	6,845
Severance charges, net[3]	670	433	3,028	2,530
Natural disaster insurance recovery	—	—	(872)	—
Goodwill impairment charges	—	55,837	—	55,837
Tax impact of adjustments and other net tax items[4]	(24)	(305)	(31)	(368)
Adjusted net loss from continuing operations	$(23,892)	$(30,472)	$(77,183)	$(78,995)

Adjusted net loss per common share:
Basic and diluted	$(0.55)	$(0.98)	$(1.86)	$(2.55)

Consolidated Adjusted EBIT and Adjusted EBITDA from continuing operations:
Net loss from continuing operations	$(26,620)	$(90,446)	$(93,155)	$(146,946)
Provision for income taxes	1,465	7,401	4,182	8,420
Gain on equipment sale	(786)	—	(4,269)	—
Interest expense, net	26,653	9,913	63,708	28,764
Professional fees and other[1]	539	1,273	10,576	3,107
Legal costs[2]	1,543	2,736	3,271	6,845
Severance charges, net[3]	670	433	3,028	2,530
Foreign currency (gain) loss[5]	(2,264)	1,077	(3,955)	2,309
Pension credit[6]	(178)	(173)	(571)	(520)
Natural disaster insurance recovery	—	—	(872)	—
Goodwill impairment charges		55,837		55,837
Consolidated Adjusted EBIT - continuing operations	1,022	(11,949)	(18,057)	(39,654)
Depreciation and amortization
Amount included in operating expenses	3,771	4,381	11,843	13,951
Amount included in SG&A expenses	5,216	5,135	15,607	15,450
Total depreciation and amortization	8,987	9,516	27,450	29,401
Non-cash share-based compensation costs	629	1,108	570	5,576
Consolidated Adjusted EBITDA from continuing operations	$10,638	$(1,325)	$9,963	$(4,677)

Free Cash Flow from continuing operations:
Cash provided by (used in) operating activities	$5,913	$(2,628)	$(50,573)	$(38,808)
Capital expenditures	(5,883)	(791)	(17,299)	(11,391)
Free Cash Flow	$30	$(3,419)	$(67,872)	$(50,199)
____________________________________
1    For the three and nine months ended September 30, 2022, includes $0.5 million and $10.5 million, respectively, related to costs associated with the debt financing and corporate support costs. For the three and nine months ended September 30, 2021, includes $0.2 million and $1.7 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
2    For the three and nine months ended September 30, 2022, primarily relates to accrued legal matters. For the three and nine months ended September 30, 2021, primarily relates to accrued legal matters and legal fees.
3    For the three months ended September 30, 2022 includes $0.7 million primarily related to customary severance costs associated with staff reductions. For the nine months ended September 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.7 million associated with severance across multiple corporate departments. For the three months and nine months ended September 30, 2021, $0.4 million and $2.5 million, respectively, associated with the Operating Group Reorganization and other continuing restructuring measures.
4    Represents the tax effect of the adjustments. Beginning in Q2 2021, we use the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21%.
5    Represents foreign currency (gains) losses.
6    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Segment Adjusted EBIT and Adjusted EBITDA from continuing operations:

IHT
Operating income	$7,390	$3,065	$13,038	$10,824
Severance charges, net[1]	150	90	192	575
Adjusted EBIT	7,540	3,155	13,230	11,399
Depreciation and amortization	3,022	3,148	9,372	9,888
Adjusted EBITDA	$10,562	$6,303	$22,602	$21,287

MS
Operating income	$7,655	$(53,242)	$15,152	$(50,799)
Severance charges, net[1]	35	139	89	494
Goodwill impairment charges	—	55,837	—	55,837
Adjusted EBIT	7,690	2,734	15,241	5,532
Depreciation and amortization	4,704	4,950	14,222	15,432
Adjusted EBITDA	$12,394	$7,684	$29,463	$20,964

Corporate and shared support services
Net loss	$(41,665)	$(40,269)	$(121,345)	$(106,971)
Provision for income taxes	1,465	7,401	4,182	8,420
Gain on equipment sale	(786)	—	(4,269)	—
Interest expense, net	26,653	9,913	63,708	28,764
Foreign currency (gain) losses[2]	(2,264)	1,077	(3,955)	2,309
Pension credit[3]	(178)	(173)	(571)	(520)
Professional fees and other[4]	539	1,273	10,576	3,107
Legal costs[5]	1,543	2,736	3,271	6,845
Severance charges, net[1]	485	204	2,747	1,461
Natural disaster insurance recovery	—	—	(872)	—
Adjusted EBIT	(14,208)	(17,838)	(46,528)	(56,585)
Depreciation and amortization	1,261	1,418	3,856	4,081
Non-cash share-based compensation costs	629	1,108	570	5,576
Adjusted EBITDA	$(12,318)	$(15,312)	$(42,102)	$(46,928)
___________________
1    For the three months ended September 30, 2022 includes $0.7 million primarily related to customary severance costs associated with staff reductions. For the nine months ended September 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.7 million associated with severance across multiple corporate departments. For the three months and nine months ended September 30, 2021, $0.4 million and $2.5 million, respectively, associated with the Operating Group Reorganization and other continuing restructuring measures.
2    Represents foreign currency (gains) losses.
3    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013.
4    For the three and nine months ended September 30, 2022, includes $0.5 million and $10.5 million, respectively, related to costs associated with the debt financing and corporate support costs. For the three and nine months ended September 30, 2021, includes $0.2 million and $1.7 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs).
5    For the three and nine months ended September 30, 2022, primarily relates to accrued legal matters. For the three and nine months ended September 30, 2021, primarily relates to accrued legal matters and legal fees.

Liquidity and Capital Resources
General. Financing for our operations consists primarily of our ABL Credit Facility, Term Loan and our Subordinated Term Loan, and Notes (refer to Note - 12 Debt, for additional details). Our principal uses of cash are for working capital needs, capital expenditures and operations. We have suffered recurring operating losses related to unfavorable market conditions, including the impact of the COVID-19 pandemic, cost inflation related to supply chain disruptions and an increases in interest rates. In response to the above, we evaluated the Company’s current liquidity resources within one year after the date of issuance of these condensed consolidated financial statements and determined there is substantial doubt about the Company’s ability to continue as a going concern (as further described in Note 1 - Summary of Significant Accounting Policies and Practices). Management is evaluating strategic alternatives, including potential asset sales, and potential transactions to reduce the principal amount or extend the maturity of the Notes, to address our near-term liquidity needs; and we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity to position the Company for improved cash flow generation from operations.
Our ability to maintain compliance with the financial covenants contained in the ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The effects of the current economic environment, including the COVID-19 pandemic, increasing interest rates, inflationary pressures, the ongoing conflict in Ukraine and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.

Consolidated cash and cash equivalents were $56.4 million at September 30, 2022, of which $25.7 million was restricted mainly as collateral for outstanding letters of credit. Additionally, we had approximately $20.5 million in undrawn availability under our various credit facilities at September 30, 2022. Our gross debt and finance obligations were $511.2 million, of which $506.4 million was classified as current at September 30, 2022, compared to gross debt of $405.9 million at December 31, 2021.

Recently Announced Sale. On November 1, 2022, we completed the sale of our Quest Integrity business for cash proceeds of approximately $279 million, reflecting certain estimated post-closing adjustments. The net proceeds to us (after payment of transaction related expenses and certain other fees) were approximately $270 million. We used approximately $238 million of the proceeds to pay down term debt and to pay certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes. As of November 4, 2022, we had consolidated cash and cash equivalents of $76.0 million, of which $6.8 million was restricted mainly as collateral for outstanding letters of credit and approximately $13.7 million of undrawn availability under its various credit facilities, resulting in total liquidity of $82.9 million. Refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Discontinued Operations for additional details regarding this transaction.

Cash and cash equivalents. Our cash and cash equivalents associated with continuing operations at September 30, 2022 and December 31, 2021 totaled $56.4 million and $55.2 million, respectively, consisting of $30.7 million of unrestricted cash on hand and $25.7 million of restricted cash, pledged as cash collateral for letters of credit and other obligations at September 30, 2022 and $51.1 million of unrestricted cash on hand and $4.1 million of restricted cash for interest due on Atlantic Park Term Loan at December 31, 2021. Additionally, $12.9 million and $14.2 million of the $56.4 million and $55.2 million, respectively, of cash and cash equivalents at September 31, 2022 and December 31, 2021 was in foreign accounts, primarily in the Europe, Canada and Australia, including $1.6 million and $2.4 million, respectively, of cash located in countries where currency restrictions exist.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2022	2021	% Change
Operating activities	$(46,365)	$(35,861)	(29)%
Investing activities	(13,837)	(12,222)	(13)%
Financing activities	63,288	41,743	(52)%
Net change in cash and cash equivalents	$3,086	$(6,340)	NM
NM - Not meaningful

Cash flows attributable to our operating activities. For the nine months ended September 30, 2022, net cash used in operating activities was $46.4 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $76.9 million. The decline in cash generated from operations was driven by the net loss for the period, $35.3 million decline in working capital, a gain on disposal of assets of $4.3 million, deferred income taxes of $0.4 million, partially offset by amortization of debt issuance costs and debt discount and write off of deferred loan costs of $25.7 million, adjustments to depreciation and amortization of $28.6 million, and PIK Interest of $15.5 million, resulted in negative operating cash flow.
For the nine months ended September 30, 2021, net cash used by operating activities was $35.9 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $143.0 million for the period. Overall, the decline in cash generated from operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations which generated reduced revenue and receipts during the period. Partially offsetting the net loss for the period were adjustments of $31.4 million for depreciation and amortization and $5.6 million in non-cash compensation cost.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2022, net cash used in investing activities was $13.8 million, consisting primarily of capital expenditures, partially offset by $7.2 million of cash proceeds from asset sales.
For the nine months ended September 30, 2021, net cash used in investing activities was $12.2 million, primarily for capital expenditures.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2022, net cash provided by financing activities was $63.3 million consisting primarily of net borrowings under our ABL Credit Facility of $67.8 million and issuance of common stock amounting to $9.7 million cash proceeds from the Equity Issuance partially offset by $13.6 million in payments of debt issuance costs.
On February 11, 2022 we completed a capital structure refinancing, including the ABL Credit Facility which is a new $165.0 million credit facility, consisting of a $130.0 million revolving facility and a $35.0 million delayed draw term loan, plus an incremental $10.0 million of unsecured funding, and an additional $10.0 million equity investment.
For the nine months ended September 30, 2021, net cash provided by financing activities was $41.7 million consisting primarily of net borrowings under our Citi Credit Agreement of $46.3 million partially offset by $2.3 million in payments of debt issuance costs.

Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2022 and 2021, the effect of foreign exchange rate changes on cash was a negative $1.4 million and $1.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.

Capital Resources. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets are based upon our estimate of internally generated sources of cash including from asset sales, as well as cash on hand and the available borrowing capacity under our ABL and other Credit Facilities. We expect to finance our 2022 capital budget with cash flows from operations, cash on hand, proceeds from asset sales, and our credit facility. Actual capital expenditure levels may vary significantly due to many factors, including industry conditions; the prices and availability of goods and services; and the extent to which non-strategic assets are sold.

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. As discussed above, we will require additional financing to fund our operations for the next 12 months and beyond. However, we believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2022 operations. See Note 1 - Summary of Significant Accounting Policies and Practices for further information.

Contractual Obligations. We have various contractual obligations in the normal course of our operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the contractual obligation disclosure since year-end 2021, see Note 12 - Debt for additional details regarding amendments to our debt agreements that were executed during the first quarter of 2022.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2022, the material off-balance sheet arrangements and transactions that we have entered into include $8.9 million in outstanding letters of credit. See Note 12 - Debt for additional details.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. Except for the item referenced below, there were no material changes to our critical accounting policies during the nine months ended September 30, 2022.
ASU 2020-06 Adoption. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. On January 1, 2022, we adopted the ASU using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 12 - Debt, for additional details.

New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 - Summary of Significant Accounting Policies and Practices to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments and positions have been determined to be “other than trading.” We have operations in foreign countries with functional currencies that are not the U.S. Dollar. We are exposed to market risk, primarily related to foreign currency fluctuations related to these operations. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income (loss) for the period. Net foreign currency transaction losses for the three and nine months ended September 30, 2022, were $1.9 million and $4.4 million, respectively.

We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. There were no foreign currency swap contracts outstanding during the three and nine months ended September 30, 2022.
Translation adjustments for the assets and liability accounts are included as a separate component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency translation gains recognized in other comprehensive loss were $7.0 million and $12.2 million for the three and nine month periods ended September 30, 2022, respectively.
We had foreign currency-based revenues and operating income of approximately $214.3 million and $6.2 million, respectively, for the nine months ended September 30, 2022. A hypothetical 10% adverse change in all applicable foreign currencies would result in a change in revenues and operating income of $21.3 million and $0.6 million, respectively.
The ABL Credit Facility, Term Loan, and Corre Delayed Draw Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding at September 30, 2022, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $3.9 million on an annual basis.
Our Notes bear interest at a fixed rate, but the fair value of the Notes is subject to fluctuations as market interest rates change. In addition, the fair value of the Notes is affected by changes in our stock price. As of September 30, 2022, the outstanding principal balance of the Notes was $97.4 million. The carrying value of the liability component of the Notes, net of the unamortized discount and issuance costs, was $95.1 million as of September 30, 2022, while the estimated fair value of the Notes was $90.7 million (inclusive of the fair value of the conversion option), which was determined based on the observed trading price of the Notes. See Note 12 - Debt, to the unaudited condensed consolidated financial statements for additional information regarding the Notes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of September 30, 2022, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
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
For information on legal proceedings, see Note 17 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. Other than as noted below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended September 30, 2022.

We may not be able to meet the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments.

On June 17, 2022, we were notified by the NYSE that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As required by the NYSE, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures on August 1, 2022 we submitted a plan advising the NYSE of the definitive actions we have taken and are taking, that would bring us into compliance with NYSE continued listing standards within 18 months of receipt of the written notice. The NYSE accepted the plan and our common stock will continue to be listed and traded on the NYSE during the 18-month period from June 17, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE.

On July 13, 2022, we received notice by the NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. While on September 1, 2022 we were notified by the NYSE that we had regained compliance with the minimum share price continued listing standard, we received notice by the NYSE on November 2, 2022 that we were again out of compliance with such continued listing standard. The notice has no immediate impact on the listing of our common stock which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under our material debt or other agreements.

We are closely monitoring the closing share price of our common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in our best interest and the best interest of our shareholders. On November 2, 2022, our shareholders approved the proposal to authorize the Board to implement a reverse stock split. Another proposal regarding increasing the total number of authorized shares of common stock from 60,000,000 shares to 120,000,000 shares is pending shareholder approval. Although we anticipate that we will regain compliance with Section 802.01C of the NYSE Listed Company Manual within the cure period, the price of our common stock is influenced by many factors, many of which are beyond our control. There is no assurance that our efforts will be successful, nor is there any assurance that we will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us. A delisting of our common stock could constitute a “fundamental change” under the terms of the Notes, requiring us to make an offer to repurchase the Notes at par. There can be no assurance we would have sufficient funds available to us to repurchase the Notes if required to do so. Failure to repurchase the Notes also could cause a cross-default under our ABL Credit Facility and Term Loans, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on our business and financial condition.

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

10.1
Equity Purchase Agreement, dated as of August 14, 2022, by and between Team, Inc. and Baker Hughes Holdings LLC. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on August 15, 2022, incorporated by reference herein).

10.2
Substitute Insurance Reimbursement Facility Agreement, dated as of September 29, 2022 by and between 1970 Group, Inc. and Team, Inc. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed on October 5, 2022, incorporated by reference herein).

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

TEAM, INC. (Registrant)

Date: November 8, 2022	/S/ Keith D. Tucker
Keith D. Tucker Interim Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)